Form 10KSB
period 1999-10-31
URANIUM POWER CORP
filed 2000-01-27
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended October 31, 1999
     OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to             .
                                    ---------    ------------

COMMISSION FILE NUMBER:  0-27659


                            URANIUM POWER CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Colorado                                              None
 ------------------------------                            -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)


        206-472 Howe Street, Vancouver, British Columbia, Canada V6C 2B3
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 685-8355
                            -------------------------
                           (Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES  [ ]   NO [X]

The number of shares outstanding of the issuer's classes of common equity, as of December 20, 1999 is 6,927,500 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):  YES [ ]    NO [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


URANIUM POWER CORPORATION


Interim Consolidated Financial Statements
October 31, 1999
(Unaudited - Prepared by Management)
(U.S. Dollars)






               INDEX                                                      Page
               -----                                                      ----
               Financial Statement

               Balance Sheet                                                 3

               Statements of Operations                                      4

               Statement of Stockholders' Equity                             5

               Statement of Cash Flows                                       6

               Notes to Financial Statements                               7-8


URANIUM POWER CORPORATION
(An Exploration Stage Company)
Balance Sheets
October 31, 1999 (Unaudited) and April 30, 1999
(U.S. Dollars)
                                                                               1999            1999
----------------------------------------------------------------------------------------------------
                                                                           (Unaudited)      (Audited)
Assets

Current
  Cash ................................................................... $  83,182       $  3,149
  Restricted cash ........................................................   122,410              0
                                                                           ---------       --------

                                                                           $ 205,592       $  3,149
                                                                            =========       ========

Liabilities

Accounts Payable and Accrued Liabilities .................................  $  2,719        $ 3,082
                                                                            ---------       -------

Stockholders' Equity

Capital Stock
  Authorized
    40,000,000 shares common 10,000,000a par value of $0.001 each shares preferred stock with a par value of $0.001 each
  Issued
      6,862,500 shares common stock .......................................    6,863          6,278
Treasury Stock
    11,000 shares common stock ............................................      (11)             0
Additional Paid-In Capital ................................................  523,898        264,684
Deficit Accumulated During Exploration Stage .............................. (327,877)      (270,895)
                                                                            ---------      --------

Total Stockholders' Equity ...............................................   202,873             67
                                                                            ---------      --------

                                                                           $ 205,592      $   3,149
                                                                            ========       ========


See notes to financial statements.
                                                                               3


URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statements of Operations
Three Months and Six Months Ended October 31, 1999 (Unaudited)
(U.S. Dollars)


                                                 Three Months Ended           Six Months Ended
                                                    October 31,                  October 31,
                                               1999           1998           1999           1998
-------------------------------------------------------------------------------------------------
Expenditures
  Exploration costs (note 3) ..........  $    40,506    $         0    $    42,166    $         0
  Professional fees ...................        5,508          1,919         12,919          4,800
  Advertising and promotion  ..........        1,363              0          1,363              0
  Rent ................................        1,347              0          2,355              0
  Office ..............................          987             31         (2,297)             0
  Transfer agent fee ..................          325              0            476             49
  Travel ..............................            0              0              0              0
                                         -----------    -----------    -----------    -----------

Net Loss for Period ...................  $   (50,036)   $    (1,950)   $   (56,982)   $    (4,849)
                                         ===========    ===========    ===========    ===========

Loss Per Share ........................  $     (0.01)   $     (0.00)   $     (0.01)   $     (0.00)
                                         ===========    ===========    ===========    ===========

Weighted Average Number of
  Shares Outstanding ..................    6,422,945                     6,354,723
                                         ===========                   ===========


See notes to financial statements.
                                                                               4


URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
Six Months Ended October 31, 1999 (Unaudited) and Year Ended April 30, 1999
(U.S. Dollars)

                                                                                                             Deficit
                                                                                                          Accumulated      Total
                                                                                              Additional   During the  Stockholders'
                                           Common Stock                  Treasury Stock         Paid-In   Exploration     Equity
                                       Shares        Par Value       Shares        Par Value    Capital      Stage     (Deficiency)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, April 30, 1998 ..........    6,000,000    $    6,000             0    $        0    $   91,834    $  (60,159)   $   37,675
Common stock issued
  For subscriptions ..............    1,000,000         1,000             0             0       606,005             0       607,005
  For resource properties ........      200,000           200             0             0       137,131             0       137,331
Share issue costs ................            0             0             0             0       (15,586)            0       (15,586)
Net loss .........................            0             0             0             0             0      (210,736)     (210,736)

Common stock issued for cash .....      600,000           600             0             0       299,595             0       300,195
Common stock returned to
  treasury for cancellation ......     (937,500)         (937)            0             0      (562,786)            0      (563,723)
Common stock returned to
  treasury .......................            0             0       (11,000)          (11)       (7,295)            0        (7,306)
Share issue costs ................            0             0             0             0       (25,000)            0       (25,000)
Net loss .........................            0             0             0             0             0       (56,982)      (56,982)
                                     ----------    ----------    ----------    ----------    ----------    ----------    ----------

Balance, October 31, 1999 ........    6,862,500    $    6,863       (11,000)   $      (11)   $  523,898     $(327,877)   $  202,873
                                     ==========    ==========    ==========    ==========    ==========    ==========    ==========


See notes to financial statements.
                                                                               5

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statements of Cash Flow
Three Months and Six Months Ended October 31, 1999 (Unaudited)
(U.S. Dollars)

                                                                            Three Months             Six Months
                                                                               Ended                   Ended
                                                                            October 31,              October 31,
                                                                               1999                     1999
-----------------------------------------------------------------------------------------------------------------
                                                                            (unaudited)              (unaudited)
Operating Activities
  Net loss ..............................................................   $ (50,038)               $ (56,982)
  Adjustments to reconcile net
    loss to net cash used in operating activities
      Exploration costs acquired for shares .............................           0                        0

Change in Operating Assets and Liabilities
  Accounts payable ......................................................          63                     (363)
                                                                            ---------                ---------

Net Cash Used in Operating Activities ...................................     (49,975)                 (57,345)
                                                                            ---------                ---------

Financing Activities
  Issuance of shares for cash ...........................................     300,195                  300,195
  Common stock returned to treasury .....................................           0                   (7,306)
  Purchase of common stock ..............................................      (8,101)                  (8,101)
  Repayment of loan payable .............................................     (19,916)                       0
  Share issue costs .....................................................     (25,000)                 (25,000)
  Restricted cash .......................................................     122,410)                (122,410)
                                                                            ---------                ---------

Net Cash Provided By Financing Activities ...............................     124,768                  137,378
                                                                            ---------                ---------

Inflow (Outflow) of Cash ................................................      74,793                   80,033
Cash, Beginning of Period ...............................................       8,389                    3,149
                                                                            ---------                ---------

Cash, End of Period .....................................................   $  83,182                $  83,182
                                                                            =========                =========


See notes to financial statements.
                                                                               6

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Six Months Ended October 31, 1999 (Unaudited)
(U.S. Dollars)

--------------------------------------------------------------------------------


1.   BASIS OF PRESENTATION

     These unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements for the year ended April 30, 1999.

     In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at October 31, 1999 and April 30, 1999 and the consolidated results of operations and the statement of cash flows for the three months and six months ended October 31, 1999. The results of operations for the three months and six months ended October 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   LOSS PER SHARE

     Net loss per share computations are based on the weighted average number of shares outstanding during the period.

3.   RESOURCE PROPERTIES

     (a)  Hocking Lake Property and Henday Lake Property

          By agreement dated April 13, 1998, the Company acquired all assets of Athabasca Uranium Syndicate (a British Columbia, Canada syndicate) which consisted of cash and the Hocking Lake Property and Henday Lake Property. These properties were acquired in 1997 by the syndicate for $59,549 ($82,270 Cdn.). Consideration given to the members of the syndicate was 6,000,000 common shares of the Company at a par value of $0.001 each (issued) and a stated value of $97,834 being the cost of the assets acquired.

     (b)  Saskatchewan Uranium Properties

          By agreement dated December 16, 1998, the Company has options to acquire a 100% interest in 11 mining claims in Saskatchewan, Canada, upon incurring cumulative expenditures of $338,000 (Cdn. $500,000) by December 31, 1999 and $1,690,000 (Cdn. $2,500,000) by December 31,
          2002. The optioner can earn back a 35% interest by incurring cumulative expenditures of not less than $2,028,000 (Cdn. $3,000,000) before December 31, 2006. A royalty is payable at 2% of gross value (as defined) of production if the optioner does not earn back the 35% interest.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Six Months Ended October 31, 1999 (Unaudited)
(U.S. Dollars)

--------------------------------------------------------------------------------

3.   RESOURCE PROPERTIES (Continued)

     By an agreement dated March 24, 1999, between the Company and Pacific Amber Resources Ltd., the latter will earn a 50% interest in the Saskatchewan Uranium Properties and all of the Company's rights, licences and permits pertinent thereto held for the specific use and enjoyment thereof by completing the initial program and incurring $338,000 (Cdn. $500,000) in expenditures on or before December 31, 1999. A total of ($229,013 (Cdn. $338,777) was incurred as at October 31, 1999). In return, the Company issued the optionee 200,000 common shares at a deemed value of $0.65 each.

     (c)  Northern mining property

          By agreement dated October 29, 1998 (subsequently extended to December 1, 1999) the Company has an option to acquire 100% interest in a mining claim in Northern Mining District, Saskatchewan by issuing
          50,000 free trading shares and paying $13,375 to the owner of the property. This is contingent upon completion of certain specified exploration work. The owner has the right to receive $0.35 per pound of the product from the claim if the price of the product is $18 per pound or less and $0.50 per pound where the price of the product is $18 per pound or more.

     All expenditures by the Company on these resource properties have been expensed as incurred.

4.   STOCK OPTION PLAN

     The Company has adopted an incentive and a nonstatutory stock option plan effective August 31, 1999 ("the 1999 plan") whereby up to 1,200,000 shares of common stock may be optioned and sold up to August 31, 2009 or until sooner terminated. Options granted will have an exercise price of not less than 100% of fair market value (as defined) per share on the date of grant. Options are granted for a term of ten years except incentive options granted to persons owning more than 10% of the combined voting stock of all classes, in which case the term is five years.

5.   WARRANTS

     During the three months and six months ended October 31, 1999, the Company issued 600,000 warrants each exercisable into one share of common stock at $0.50 per share. The warrants expire in 2 years.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements included herein, which are prepared in accordance with generally accepted accounting principles ("GAAP") in the United States for interim financial information. All dollar amounts in this form are in U.S. dollars unless otherwise stated.

Results of Operations

As of the date of this Report, the operations of Uranium Power Corporation (the "Company") have been speculative. The Company incurred a loss in the quarter ended October 31, 1999, and has not had revenues from its operations to date. The Company has been dependent, and continues to rely upon, the sale of equity securities in order to fund its exploration activities. Its ability to continue its operations is dependent on the ability of the Company to continue to obtain financing.

The Company is involved in the exploration of uranium properties located in the Athabasca Basin of northern Saskatchewan, Canada. It owns a 100% interest in two properties totaling 78,352 acres, and has options to acquire a 100% interest in seven additional properties totaling 79,705 acres. Six of these properties, with eleven mining claims, may be acquired through an option agreement with Phelps Dodge Corporation of Canada, Ltd. ("PDC"). The Company has made an agreement with Pacific Amber Resources Ltd. ("PAR"), whereby PAR may earn 50% of the Company's interest in the PDC properties by completing an initial exploration program of $338,000 ($500,000 Can.) by the extended deadline of May 31, 2000. A total of $229,013 ($338,777 Can.) was expended as of October 31, 1999. Work consisted of 5,066 feet of diamond drilling in five holes, electromagnetic surveys (55 line miles) and lithogeochemical sampling. Anomalous uranium was encountered in two drill holes, and one of these also had anomalous nickel, cobalt and arsenic. This finding is typical of the type of uranium deposits found in the Athabasca Basin.

The Company has made an agreement with Geoterrex-Dighem to conduct an airborne electromagnetic and magnetic survey on its two 100% owned properties (Henday Lake and Hocking Lake) and its seventh optional property (Hump Lake). Estimated cost of this survey is $162,332 ($240,136 Can.). Geoterrex-Dighem required the Company to put money in trust with an attorney to ensure that the Company could pay the cost of the survey. The balance of the unspent money in trust, $122,410, appears as restricted cash in the financial statements. In order to finance this survey and the anticipated following ground geophysical surveys, the Company issued 600,000 of its common shares in a private placement for $300,000.

During the quarter, the Company repaid a loan to PAR. PAR had lent the Company $19,916 for ongoing expenses of the Company. The loan was repaid out of the proceeds of the private placement referred to in the preceding paragraph.

During the quarter, the Company also purchased 12,000 shares of its Common Stock, for $1 (Can.) per share, from three individuals who had purchased the stock for $1 (Can.). These individuals had become dissatisfied with the slow progress of the Company's business plan.

During the quarter and six months ended October 31, 1999, the Company expended $40,506 and $42,166, respectively, for exploration costs.

Changes in Financial Condition

Net loss for the three-month period ended October 31, 1999 was $50,036, or $0.01 per share, compared with a net loss of $1,950, or $0.00 per share, for the same quarter of 1998. The Company will continue to rely on funding from financing sources in order to proceed with its development activities.

Forward-Looking Statements

         The following cautionary statements are made pursuant to the Private Securities Litigation Reform Act of 1995 in order for the Company to avail itself of the "safe harbor" provisions of that Act in the future. Discussions and information in this document which are not historical facts should be considered forward-looking statements. With regard to forward-looking statements, including those regarding the potential revenues from the mining and development of uranium properties, and the business prospects or any other aspect of the Company, actual results and business performance may differ materially from that projected or estimated in such forward-looking statements. The Company has attempted to identify in this document certain of the factors that it currently believes may cause actual future experience and results to differ from its current expectations. In addition to the risks cited above regarding the need for the Company to continue to obtain financing to be able to continue operating, and risks specific to the exploration and mining of uranium, differences may be caused by a variety of factors; including adverse economic conditions, entry of new and stronger competitors, inadequate capital and the inability to obtain funding from third parties, unexpected costs, inability to obtain or keep qualified personnel, and the volatility of uranium markets and prices.

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On October 7, 1999, the Company issued 600,000 shares of its Common Stock to an accredited investor, at $0.50 per share, for a total capital contribution of $300,000. These securities were offered pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. No underwriter was involved in the transaction.

(f) The registration statement of the Company was effective on December 13, 1999. The Commission file number is 0-27659.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 3(i) - Articles of Incorporation. (1)

     Exhibit 3(ii) - Bylaws. (1)

     Exhibit 27.1 - Financial Data Schedule.

----------------------

(1) Incorporated by reference from Registration Statement on Form 10-SB, File No. 0-27659, filed with the SEC on October 14, 1999.


(b) Reports on Form 8-K: During the quarter ended October 31, 1999, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                        URANIUM POWER CORPORATION



Date:  January 27, 2000                 By: /s/ Thornton J. Donaldson
                                           -------------------------------------
                                           Thornton J. Donaldson, President and
                                           Director


Date:  January 27, 2000                By: /s/ William G. Timmins
                                          --------------------------------------
                                          William G. Timmins, Secretary and
                                          Director