Form 10QSB/A
period 1999-10-31
URANIUM POWER CORP
filed 2000-03-13
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-QSB/A No. 1

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


        206-475 Howe Street, Vancouver, British Columbia, Canada V6C 2B3
        ----------------------------------------------------------------
                    (Address of principal executive offices)

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


URANIUM POWER CORPORATION
(An Exploration Stage Company)
Balance Sheets
October 31, 1999 (Unaudited) and April 30, 1999
(U.S. Dollars)



                                                                              October 31,        April 30,
                                                                                 1999              1999
                                                                              (Unaudited)        (Audited)
                                                                              -----------        ---------
Assets

Current
  Cash .....................................................................   $  83,182      $   3,149

Restricted Cash ............................................................     122,410              0
Properties (note 3) ........................................................      59,459         59,459
                                                                               ---------       --------

                                                                               $ 265,051      $  62,608
                                                                               =========       ========
Liabilities

Accounts Payable and Accrued Liabilities ...................................   $   2,719      $   3,082
                                                                               ---------       --------

Stockholders' Equity

Capital Stock
  Authorized
    40,000,000 shares common stock with a par value of $0.001 each
    10,000,000 shares preferred stock with a par value of $0.001 each
  Issued
      6,862,500 shares common stock ........................................       6,875          6,278
Treasury Stock
    23,000 shares common stock .............................................          23              0
Additional Paid-In Capital .................................................     523,898        264,684

Deficit Accumulated During Exploration Stage ...............................    (268,418)      (211,436)
                                                                               ---------       --------

Total Stockholders' Equity .................................................     262,332         59,526
                                                                               ---------       --------


                                                                               $ 265,051      $  62,608
                                                                               =========       ========




See notes to financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statements of Operations
Three Months and Six Months Ended October 31, 1999 (Unaudited)
(U.S. Dollars)


                                                                                                           Cumulative
                                                                                                         Amounts During
                                                                                                           Exploration
                                                      Three Months Ended           Six Months Ended         Stage to
                                                         October 31,                  October 31,          October 31,
                                                    1999           1998           1999           1998          1999
                                                    ----           ----           ----           ----          ----
Expenditures
  Exploration costs
    (note 3) ...............................    $   40,506     $       0     $   42,166      $       0    $   178,962
  Professional fees ........................         5,508         1,919         12,919          4,800         31,651
  Advertising and
    promotion ..............................         1,363             0          1,363              0         31,963
  Rent .....................................         1,347             0          2,355              0          3,230
  Office ...................................           987            31         (2,297)             0          3,576
  Transfer agent fee .......................           325             0            476             49          1,127
  Travel ...................................             0             0              0              0         17,909
                                                ----------     ---------     ----------      ---------    -----------

Net Loss for Period ........................    $  (50,036)    $  (1,950)    $  (56,982)     $  (4,849)   $  (268,418)
                                                ==========     =========     ==========      =========    ===========

Loss Per Share .............................    $    (0.01)    $   (0.00)    $    (0.01)     $   (0.00)
                                                ==========     =========     ==========      =========    ===========

Weighted Average
  Number of Shares
  Outstanding ..............................     6,422,945                    6,354,723
                                                ==========                    =========





See notes to financial statements.


URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
Six Months Ended October 31, 1999 (Unaudited) and Year Ended April 30, 1999
(U.S. Dollars)

                                                                                                            Deficit
                                                                                                          Accumulated      Total
                                                                                            Additional     During the  Stockholders'
                                          Common Stock                 Treasury Stock         Paid-In     Exploration     Equity
                                     Shares        Par Value       Shares        Par Value    Capital        Stage      (Deficiency)
                                     ------        ---------       ------        ---------  ----------    -----------  -------------

Balance, April 30, 1998 ........    6,000,000    $    6,000             0    $        0    $   91,834    $     (700)   $   97,134
Common stock issued
  For subscriptions ............    1,000,000         1,000             0             0       606,005             0       607,005
  For resource properties ......      200,000           200             0             0       137,131             0       137,331
Share issue costs ..............            0             0             0             0       (15,586)            0       (15,586)
Net loss .......................            0             0             0             0             0      (210,736)     (210,736)
                                    ---------    ----------     ---------    ----------    ----------    ----------    ----------

Balance April 30, 1999 .........    7,200,000         7,200             0             0       819,384      (211,436)      615,148
                                    ---------    ----------     ---------    ----------    ----------    ----------    ----------

Common stock issued for cash ...      600,000           600             0             0       299,595             0       300,195
Common stock returned to
  treasury for cancellation
  (note 6) .....................     (922,500)         (925)            0             0      (555,154)            0      (556,079)
Treasury stock (note 6) ........            0             0       (23,000)          (23)      (14,927)            0       (14,950)
Share issue costs ..............            0             0             0             0       (25,000)            0       (25,000)
Net loss for six months ........            0             0             0             0             0       (56,982)      (56,982)
                                    ---------    ----------     ---------    ----------    ----------    ----------    ----------

Change for six months ..........     (322,500)         (325)      (23,000)          (23)     (295,486)      (56,982)     (352,816)
                                    ---------    ----------     ---------    ----------    ----------    ----------    ----------

Balance, October 31, 1999 ......    6,877,500    $    6,875       (23,000)   $      (23)   $  523,898    $ (268,418)   $  262,332
                                    =========    ==========     =========    ==========    ==========    ==========    ==========




See notes to financial statements.


URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statements of Cash Flow
Three Months and Six Months Ended October 31, 1999 (Unaudited)
(U.S. Dollars)



                                                                      Three Months           Six Months
                                                                         Ended                  Ended
                                                                      October 31,            October 31,
                                                                         1999                   1999
                                                                      ------------           -----------
                                                                      (unaudited)            (unaudited)
Operating Activities
  Net loss ........................................................   $ (50,038)             $ (56,982)
  Adjustments to reconcile net
    loss to net cash used in operating activities
      Exploration costs acquired for shares .......................           0                      0

Change in Operating Assets and Liabilities
  Accounts payable ................................................          61                   (363)
                                                                      ---------              ---------

Net Cash Used in Operating Activities .............................     (49,975)               (57,345)
                                                                      ---------              ---------

Financing Activities
  Issuance of shares for cash .....................................     300,195                300,195
  Common stock returned to treasury ...............................           0                 (7,306)
  Cancellation of common stock ....................................      (8,101)                (8,101)
  Repayment of loan payable .......................................     (19,916)                     0
  Share issue costs ...............................................     (25,000)               (25,000)
  Restricted cash .................................................    (122,410)              (122,410)
                                                                      ---------              ---------

Net Cash Provided By Financing Activities .........................     124,768                137,378
                                                                      ---------              ---------

Inflow (Outflow) of Cash ..........................................      74,793                 80,033
Cash, Beginning of Period .........................................       8,389                  3,149
                                                                      ---------              ---------

Cash, End of Period ...............................................   $  83,182              $  83,182
                                                                      =========              =========




See notes to financial statements.

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

3.   PROPERTIES

     (a)  Hocking Lake Property and Henday Lake Property

          By agreement dated April 13, 1998, the Company acquired all assets of Athabasca Uranium Syndicate (a British Columbia, Canada syndicate) which consisted of cash and the Hocking Lake Property and Henday Lake Property. These properties were acquired in 1997 by the syndicate for $59,549 ($82,270 Cdn.) and are reflected in the financial statements at the sellers' historical cost as the sellers are the controlling shareholders.

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

          All expenditures by the Company on these properties have been expensed as incurred.

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

          This transaction will be accounted for when the shares are issued. The recorded cost amount will be determined taking into consideration the seller's historical cost and the fair value of the stock at the time of issuance.

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

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Six Months Ended October 31, 1999 (Unaudited)
(U.S. Dollars)

--------------------------------------------------------------------------------


6.   COMMON STOCK

     (a)  Subscriptions not paid

          In April 1999 the Company received subscriptions and issued a Treasury Order for the issue of 922,500 common shares. These shares were unpaid at April 30, 1999 and were held by the Company pending receipt of the proceeds of issue. As the funds were not received the shares were returned to treasury for cancellation in June 1999.

     (b)  Treasury stock

          During the six months ended October 31, 1999 the Company purchased 23,000 shares of its capital stock from the original owners who had acquired the shares prior to April 30, 1999 in a private placement. The stock was purchased for the same amount as the proceeds from original issue.

7.   RELATED PARTY TRANSACTIONS

     The following transactions occurred with parties who are related by way of minority share ownership in the capital stock of the Company and being a director of the Company and corporate shareholders.

     (a) Acquisition of assets of Athabasca Uranium Syndicate (note 1) in exchange for 6,000,000 common shares.

     (b) Agreement with Pacific Amber Resources Ltd. (note 3(b)) and issuance of 200,000 common shares under the agreement.

     (c) Option to acquire an interest in a mining claim from a minority shareholder who is an officer and director (note 3(c)).

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

The Company has made an agreement with Geoterrex-Dighem to conduct an airborne electromagnetic and magnetic survey on its two 100% owned properties (Henday Lake and Hocking Lake) and its seventh optional property (Hump Lake). Estimated cost of this survey is $162,332 ($240,136 Can.). Geoterrex-Dighem required the Company to put money in trust with an attorney to ensure that the Company could pay the cost of the survey. The balance of the unspent money in trust, $122,410, appears as restricted cash in the financial statements. In order to finance this survey and the anticipated following ground geophysical surveys, the Company issued 600,000 of its common shares in a private placement for $300,000. The liability only arises upon rendering of services and an invoice being issued. As of October 31, 1999, no unpaid invoices from Geoterrex-Dighem were outstanding. Thus, there is no liability to be recorded as of October 31, 1999.

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

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On October 7, 1999, the Company issued 600,000 shares of its Common Stock to an accredited investor, at $0.50 per share, for a total capital contribution of $300,000. This investor also received warrants to purchase an additional 600,000 shares, at $0.50 per share, exercisable until October 7, 2001. These securities were offered pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. No underwriter was involved in the transaction.

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

     Exhibit 27.1 - Financial Data Schedule.

----------------------

(1) Incorporated by reference from Registration Statement on Form 10-SB, File No. 0-27659, filed with the SEC on October 14, 1999.


(b) Reports on Form 8-K: During the quarter ended October 31, 1999, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB/A No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

                                        URANIUM POWER CORPORATION



Date:  February 21, 2000               By: /s/ Thornton J. Donaldson
                                           -------------------------------------
                                           Thornton J. Donaldson, President and
                                           Director


Date:  February 21, 2000               By: /s/ William G. Timmins
                                          --------------------------------------
                                          William G. Timmins, Secretary and
                                          Director