Form 10QSB
period 2000-01-31
URANIUM POWER CORP
filed 2000-03-15
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended January 31, 2000
     OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to             .
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

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]   NO [ ]

The number of shares outstanding of the issuer's classes of common equity, as of February 21, 2000 is 6,927,500 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):  YES [ ]    NO [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

URANIUM POWER CORPORATION


Interim Consolidated Financial Statements
January 31, 2000
(Unaudited)





         INDEX                                                              Page
         -----                                                              ----

         Financial Statement

         Balance Sheet                                                         3

         Statements of Operations                                              4

         Statement of Stockholders' Equity                                     5

         Statement of Cash Flows                                               6

         Notes to Financial Statements                                       7-9


URANIUM POWER CORPORATION
(An Exploration Stage Company)
Balance Sheets
January 31, 2000 (Unaudited) and April 30, 1999
(U.S. Dollars)



                                                                                       January 31,           April 30,
                                                                                          2000                 1999
                                                                                       ----------            --------
                                                                                       (Unaudited)           (Audited)
Assets

Current
  Cash ............................................................................   $   9,929            $   3,149
  Accounts receivable .............................................................       9,626                    0
                                                                                      ---------            ---------

                                                                                         19,555                3,149

Properties (note 3) ...............................................................      93,600               59,459
                                                                                      ---------            ---------

                                                                                      $ 113,155            $  62,608
                                                                                      =========            =========
Liabilities

Accounts Payable and Accrued Liabilities ..........................................   $   2,767            $   3,082
                                                                                      ---------            ---------

Stockholders' Equity

Capital Stock
  Authorized
    40,000,000 shares common stock with a par value of $0.001 each
    10,000,000 shares preferred stock with a par value of $0.001 each
  Issued
      6,927,500 shares common stock ...............................................       6,925                6,278
Treasury Stock
    23,000 shares common stock ....................................................         (23)                   0
Additional Paid-In Capital ........................................................     548,848              264,684
Deficit Accumulated During Exploration Stage ......................................    (445,362)            (211,436)
                                                                                      ---------            ---------

Total Stockholders' Equity ........................................................     110,388               59,526
                                                                                      ---------            ---------

                                                                                      $ 113,155            $  62,608
                                                                                      =========            =========





See notes to financial statements.


URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statements of Operations
Three Months and Nine Months Ended January 31, 2000 (Unaudited)
(U.S. Dollars)


                                                                                                                        Cumulative
                                                                                                                      Amounts During
                                                                                                                       Exploration
                                                 Three Months Ended                      Nine Months Ended               Stage to
                                                     January 31,                             January 31,                January 31,
                                              2000                1999                2000                1999             2000
                                              ----                ----                ----                ----        --------------
Expenditures
  Exploration costs
    (note 3) ...................        $   169,094         $         0         $   211,260         $         0         $   348,056
  Professional fees ............              4,755                 113              17,674               4,913              36,406
  Advertising and
    promotion ..................              1,239                   0               2,602                   0              33,202
  Rent .........................              2,050                   0               4,405                   0               5,280
  Office .......................             (1,026)                 29              (3,323)                168               2,550
  Transfer agent fee ...........                596                   0               1,072                   0               1,723
  Travel .......................                236                   0                 236                   0              18,145
                                        -----------         -----------         -----------         -----------         -----------

Net Loss for Period ............        $  (176,944)        $      (142)        $  (233,926)        $    (5,081)        $  (445,362)
                                        ===========         ===========         ===========         ===========         ===========

Loss Per Share .................        $     (0.03)        $     (0.00)        $     (0.04)        $     (0.00)
                                        ===========         ===========         ===========         ===========

Weighted Average
  Number of Shares
  Outstanding ..................          6,884,600                               6,527,380
                                        ===========                             ===========





See notes to financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
Nine Months Ended January 31, 2000 (Unaudited) and Year Ended April 30, 1999
(U.S. Dollars)

                                                                                                           Deficit
                                                                                                         Accumulated       Total
                                                                                           Additional     During the   Stockholders'
                                          Common Stock               Treasury Stock          Paid-In     Exploration      Equity
                                      Shares       Par Value      Shares      Par Value      Capital        Stage      (Deficiency)
                                      ------       ---------      ------      ---------    ----------    -----------   -------------
Balance, April 30, 1998 ..........  6,000,000    $    6,000             0    $        0    $   91,834    $     (700)   $   97,134
Common stock issued
  For subscriptions ..............  1,000,000         1,000             0             0       606,005             0       607,005
  For resource properties ........    200,000           200             0             0       137,131             0       137,331
Share issue costs ................          0             0             0             0       (15,586)            0       (15,586)
Net loss .........................          0             0             0             0             0      (210,736)     (210,736)
                                    ---------    ----------     ---------    ----------    ----------    ----------    ----------

Balance April 30, 1999 ...........  7,200,000         7,200             0             0       819,384      (211,436)      615,148
                                    ---------    ----------     ---------    ----------    ----------    ----------    ----------

Common stock issued for cash .....    600,000           600             0             0       299,595             0       300,195
Common stock issued for
  finder's fee ...................     50,000            50             0             0        24,950             0        25,000
Common stock returned to
  treasury for cancellation
  (note 6) .......................   (922,500)         (925)            0             0      (555,154)            0      (556,079)
Treasury stock (note 6) ..........          0             0       (23,000)          (23)      (14,927)            0       (14,950)
Share issue costs ................          0             0             0             0       (25,000)            0       (25,000)
Net loss for nine months .........          0             0             0             0             0      (233,926)     (233,926)
                                    ---------    ----------     ---------    ----------    ----------    ----------    ----------

Change for nine months ...........   (272,500)         (275)      (23,000)          (23)     (270,536)     (233,926)     (504,760)
                                    ---------    ----------     ---------    ----------    ----------    ----------    ----------

Balance, January 31, 2000 ........  6,927,500    $    6,925       (23,000)   $      (23)   $  548,848    $ (445,362)   $  110,388
                                    =========    ==========     =========    ==========    ==========    ==========    ==========





See notes to financial statements.


URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statements of Cash Flow
Three Months and Nine Months Ended January 31, 2000 (Unaudited)
(U.S. Dollars)



                                                                           Three Months               Nine Months
                                                                              Ended                      Ended
                                                                            January 31,                January 31,
                                                                               2000                       2000
                                                                           ------------               -----------
                                                                            (unaudited)                (unaudited)

Operating Activities
  Net loss ...............................................................  $(176,944)                 $(233,926)

Change in Operating Assets and Liabilities
  Accounts receivable ....................................................     (9,626)                    (9,626)
  Accounts payable .......................................................         48                       (315)
                                                                            ---------                  ---------

Net Cash Used in Operating Activities ....................................   (186,522)                  (243,867)
                                                                            ---------                  ---------
Investing Activity
  Property acquisition ...................................................     (9,141)                    (9,141)
                                                                            ---------                  ---------

Financing Activities
  Issuance of shares for cash ............................................          0                    300,195
  Common stock returned to treasury ......................................          0                     (7,306)
  Cancellation of common stock ...........................................          0                     (8,101)
  Repayment of loan payable ..............................................          0                          0
  Share issue costs ......................................................          0                    (25,000)
  Restricted cash ........................................................    122,410                          0
                                                                            ---------                  ---------

Net Cash Provided By Financing Activities ................................    122,410                    259,788
                                                                            ---------                  ---------

Inflow (Outflow) of Cash .................................................    (73,253)                     6,780
Cash, Beginning of Period ................................................     83,182                      3,149
                                                                            ---------                  ---------

Cash, End of Period ......................................................  $   9,929                  $   9,929
                                                                            =========                  =========





See notes to financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Nine Months Ended January 31, 2000 (Unaudited)
(U.S. Dollars)
--------------------------------------------------------------------------------


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

     In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at January 31, 2000 and April 30, 1999 and the consolidated results of operations and the statement of cash flows for the three months and nine months ended January 31, 2000. The results of operations for the three months and nine months ended January 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Nine Months Ended January 31, 2000 (Unaudited)
(U.S. Dollars)
--------------------------------------------------------------------------------


3.   PROPERTIES (Continued)

          By an agreement dated March 24, 1999, between the Company and Pacific Amber Resources Ltd., the latter will earn a 50% interest in the Saskatchewan Uranium Properties and all of the Company's rights, licences and permits pertinent thereto held for the specific use and enjoyment thereof by completing the initial program and incurring $338,000 (Cdn. $500,000) in expenditures on or before May 31, 2000, as amended. A total of $255,410 (Cdn. $380,800) was incurred as at December 31, 1999). In return, the Company issued the optionee 200,000 common shares at a deemed value of $0.65 each.

          All exploration costs incurred on these properties have been expensed as incurred resulting in no recognition of an asset on the balance sheet. As a result of this policy the transfer of a 50% interest to Pacific resulted in no gain or loss as there were no proceeds from the disposition. Additionally, the Company's issuance of 200,000 shares to Pacific was expensed as exploration costs when incurred.

     (c)  Northern mining property

          By agreement dated October 29, 1998 (subsequently extended to December 1, 1999) the Company acquired 100% interest in a mining claim in Northern Mining District, Saskatchewan by issuing 50,000 free trading shares as a finder's fee to an unrelated party and paying $13,375 Cdn. to the owner of the property. The owner has the right to receive $0.35 per pound of the product from the claim if the price of the product is $18 per pound or less and $0.50 per pound where the price of the product is $18 per pound or more.

          This transaction was accounted for valuing the shares issued at $25,000 plus the seller's historical cost of $9,141 ($13,375 Cdn.).

4.   STOCK OPTION PLAN

     The Company has adopted an incentive and a nonstatutory stock option plan effective August 31, 1999 ("the 1999 plan") whereby up to 1,200,000 shares of common stock may be optioned and sold up to August 31, 2009 or until sooner terminated. Incentive Options granted will have an exercise price of not less than 100% of fair market value (as defined) per share on the date of grant, non-qualified Options will have an exercise price of not less than 80% of fair market value. Options are granted for a term of ten years except incentive options granted to persons owning more than 10% of the combined voting stock of all classes, in which case the term is five years.

5.   WARRANTS

     During the nine months ended January 31, 2000, the Company issued 600,000 warrants each exercisable into one share of common stock at $0.50 per share. The warrants expire October 7, 2001.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Nine Months Ended January 31, 2000 (Unaudited)
(U.S. Dollars)
--------------------------------------------------------------------------------


6.   COMMON STOCK

     (a)  Subscriptions not paid

          In April 1999, the Company received subscriptions and issued a Treasury Order for the issue of 922,500 common shares. These shares were unpaid at April 30, 1999 and were held by the Company pending receipt of the proceeds of issue. As the funds were not received the shares were returned to treasury for cancellation in June 1999.

     (b)  Treasury stock

          During the nine months ended January 31, 2000 the Company purchased 23,000 shares of its capital stock from the original owners who had acquired the shares prior to April 30, 1999 in a private placement. The stock was purchased for the same amount as the proceeds from original issue.

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

     (c) Acquisition of property from a minority shareholder who is an officer and director (note 3(c)).

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

Results of Operations

As of the date of this Report, the operations of Uranium Power Corporation (the "Company") have been speculative. The Company incurred a loss in the quarter ended January 31, 2000, and has not had revenues from its operations to date. The Company has been dependent, and continues to rely upon, the sale of equity securities in order to fund its exploration activities. Its ability to continue its operations is dependent on the ability of the Company to continue to obtain financing.

The Company is involved in the exploration of uranium properties located in the Athabasca Basin of northern Saskatchewan, Canada. It owns a 100% interest in two properties totaling 78,352 acres, and has options to acquire a 100% interest in seven additional properties totaling 79,705 acres. Six of these properties, with eleven mining claims, may be acquired through an option agreement with Phelps Dodge Corporation of Canada, Ltd. ("PDC"). The Company has made an agreement with Pacific Amber Resources Ltd. ("PAR"), whereby PAR may earn 50% of the Company's interest in the PDC properties by completing an initial exploration program of $338,000 ($500,000 Can.) by the extended deadline of May 31, 2000. A total of $229,013 ($338,777 Can.) was expended as of January 31, 2000. Work consisted of 5,066 feet of diamond drilling in five holes, electromagnetic surveys (55 line miles) and lithogeochemical sampling. Anomalous uranium was encountered in two drill holes, and one of these also had anomalous nickel, cobalt and arsenic. This finding is typical of the type of uranium deposits found in the Athabasca Basin.

During this quarter, Geoterrex-Dighem conducted an airborne electromagnetic and magnetic survey on the Company's two 100% owned properties (Henday Lake and Hocking Lake) and its seventh optional property (Hump Lake). The cost of this survey was $162,332 ($240,136 Can.). Also during this quarter, Patterson Mining Geophysics Ltd. completed ground geophysical surveys on the Henday Lake and Hocking Lake properties.

During the quarter and nine months ended January 31, 2000, the Company expended $169,094 and $211,260, respectively, for exploration costs.

Changes in Financial Condition

Net loss for the three-month period ended January 31, 2000 was $176,944, or $0.03 per share, compared with a net loss of $142, or $0.00 per share, for the same quarter of 1999. The Company will continue to rely on funding from financing sources in order to proceed with its development activities.

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

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On December 8, 1999, the Company issued 50,000 shares of its Common Stock to an individual as a finders fee for property acquired by the Company. These securities were offered pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. No underwriter was involved in the transaction.

(f) The registration statement of the Company was effective on December 13, 1999. The Commission file number is 0-27659.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 3(i) - Articles of Incorporation. (1)

     Exhibit 3(ii) - Bylaws. (1)

     Exhibit 27.1 - Financial Data Schedule.

----------------

     (1) Incorporated by reference from Registration Statement on Form 10-SB, File No. 0-27659, filed with the SEC on October 14, 1999.

(b) Reports on Form 8-K: During the quarter ended January 31, 2000, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                       URANIUM POWER CORPORATION



Date:  March 14, 2000                  By: /s/ Thornton J. Donaldson
                                           -------------------------------------
                                           Thornton J. Donaldson, President and
                                           Director


Date:  March 14, 2000                  By: /s/ William G. Timmins
                                           -------------------------------------
                                           William G. Timmins, Secretary and
                                           Director