Form 10QSB/A
period 1999-10-31
URANIUM POWER CORP
filed 2000-04-07
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               FORM 10-QSB/A No. 2

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended October 31, 1999
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to            .
                                    ---------    -----------
COMMISSION FILE NUMBER:  0-27659


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

               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

URANIUM POWER CORPORATION

Interim Consolidated Financial Statements
October 31, 1999
(Unaudited)




URANIUM POWER CORPORATION
(An Exploration Stage Company)
Balance Sheets
October 31, 1999 (Unaudited) and April 30, 1999
(U.S. Dollars)
--------------------------------------------------------------------------------


                                                                                   October 31,        April 30,
                                                                                      1999               1999
                                                                                   (Unaudited)        (Audited)
                                                                                   -----------        ---------
Assets

Current
  Cash ..........................................................................   $  83,182      $   3,149

Restricted Cash .................................................................     122,410              0
Properties (note 3) .............................................................      59,459         59,459
                                                                                    ---------       --------

                                                                                    $ 265,051      $  62,608
                                                                                    =========       ========
Liabilities

Accounts Payable and Accrued Liabilities ........................................   $ 124,260      $   3,082
                                                                                    ---------       --------

Stockholders' Equity

Capital Stock
  Authorized
    40,000,000 shares common stock with a par value of $0.001 each
    10,000,000 shares preferred stock with a par value of $0.001 each
  Issued
      6,862,500 shares common stock .............................................       6,875          6,278
Treasury Stock
    23,000 shares common stock ..................................................         (23)             0
Additional Paid-In Capital ......................................................     523,898        264,684

Deficit Accumulated During Exploration Stage ....................................    (389,959)      (211,436)
                                                                                    ---------       --------

Total Stockholders' Equity ......................................................     140,791         59,526
                                                                                    ---------       --------

                                                                                    $ 265,051      $  62,608
                                                                                    =========       ========


See notes to financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statements of Operations
Three Months and Six Months Ended October 31, 1999 (Unaudited)
(U.S. Dollars)
--------------------------------------------------------------------------------
                                                                                                                 Cumulative
                                                                                                                Amounts During
                                                                                                                 Exploration
                                                       Three Months Ended             Six Months Ended             Stage to
                                                           October 31,                    October 31,             October 31,
                                                     1999             1998            1999           1998            1999
                                                     ----             ----            ----           ----       --------------
Expenditures
  Exploration costs
    (note 3) ...............................   $   162,047      $         0      $   163,707     $         0      $   300,503
  Professional fees ........................         5,508            1,919           12,919           4,800           31,651
  Advertising and
    promotion ..............................         1,363                0            1,363               0           31,963
  Rent .....................................         1,347                0            2,355               0            3,230
  Office ...................................           987               31           (2,297)              0            3,576
  Transfer agent fee .......................           325                0              476              49            1,127
  Travel ...................................             0                0                0               0           17,909
                                               -----------      -----------      -----------     -----------      -----------

Net Loss for Period ........................   $  (171,577)     $    (1,950)     $  (178,523)    $    (4,849)     $  (389,959)
                                               ===========      ===========      ===========     ===========      ===========

Loss Per Share .............................   $     (0.03)     $     (0.00)     $     (0.03)    $     (0.00)
                                               ===========      ===========      ===========     ==========
Weighted Average
  Number of Shares
  Outstanding ..............................     6,422,945                         6,354,723
                                                 ==========                        =========





See notes to financial statements.


URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
Six Months Ended October 31, 1999 (Unaudited) and Year Ended April 30, 1999
(U.S. Dollars)
--------------------------------------------------------------------------------
                                                                                                            Deficit
                                                                                                          Accumulated      Total
                                                                                            Additional     During the  Stockholders'
                                          Common Stock                 Treasury Stock         Paid-In     Exploration      Equity
                                     Shares        Par Value       Shares        Par Value    Capital        Stage      (Deficiency)
                                     ------        ---------       ------        ---------  ----------    -----------  -------------

Balance, April 30, 1998 ........    6,000,000    $    6,000             0    $        0    $   91,834    $     (700)   $   97,134
Common stock issued
  For subscriptions ............    1,000,000         1,000             0             0       606,005             0       607,005
  For resource properties ......      200,000           200             0             0       137,131             0       137,331
Share issue costs ..............            0             0             0             0       (15,586)            0       (15,586)
Net loss .......................            0             0             0             0             0      (210,736)     (210,736)
                                    ---------    ----------     ---------    ----------    ----------    ----------    ----------

Balance April 30, 1999 .........    7,200,000         7,200             0             0       819,384      (211,436)      615,148
                                    ---------    ----------     ---------    ----------    ----------    ----------    ----------

Common stock issued for cash ...      600,000           600             0             0       299,595             0       300,195
Common stock returned to
  treasury for cancellation
  (note 6) .....................     (922,500)         (925)            0             0      (555,154)            0      (556,079)
Treasury stock (note 6) ........            0             0       (23,000)          (23)      (14,927)            0       (14,950)
Share issue costs ..............            0             0             0             0       (25,000)            0       (25,000)
Net loss for six months ........            0             0             0             0             0      (178,523)     (178,523)
                                    ---------    ----------     ---------    ----------    ----------    ----------    ----------

Change for six months ..........     (322,500)         (325)      (23,000)          (23)     (295,486)     (178,523)     (474,357)
                                    ---------    ----------     ---------    ----------    ----------    ----------    ----------

Balance, October 31, 1999 ......    6,877,500    $    6,875       (23,000)   $      (23)   $  523,898    $ (389,959)   $  140,791
                                    =========    ==========     =========    ==========    ==========    ==========    ==========




See notes to financial statements.


URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statements of Cash Flow
Three Months and Six Months Ended October 31, 1999 (Unaudited)
(U.S. Dollars)
--------------------------------------------------------------------------------

                                                                         Three Months           Six Months
                                                                            Ended                  Ended
                                                                         October 31,            October 31,
                                                                            1999                   1999
                                                                         ------------           -----------
                                                                         (unaudited)            (unaudited)
Operating Activities
  Net loss ...........................................................   $(171,577)             $(178,523)
  Adjustments to reconcile net
    loss to net cash used in operating activities
      Exploration costs acquired for shares ..........................           0                      0

Change in Operating Assets and Liabilities
  Accounts payable ...................................................     121,602                121,178
                                                                         ---------              ---------

Net Cash Used in Operating Activities ................................     (49,975)               (57,345)
                                                                         ---------              ---------

Financing Activities
  Issuance of shares for cash ........................................     300,195                300,195
  Common stock returned to treasury ..................................           0                 (7,306)
  Cancellation of common stock .......................................      (8,101)                (8,101)
  Repayment of loan payable ..........................................     (19,916)                     0
  Share issue costs ..................................................     (25,000)               (25,000)
  Restricted cash ....................................................    (122,410)              (122,410)
                                                                         ---------              ---------

Net Cash Provided By Financing Activities ............................     124,768                137,378
                                                                         ---------              ---------

Inflow (Outflow) of Cash .............................................      74,793                 80,033
Cash, Beginning of Period ............................................       8,389                  3,149
                                                                         ---------              ---------

Cash, End of Period ..................................................   $  83,182              $  83,182
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

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Six Months Ended October 31, 1999 (Unaudited)
(U.S. Dollars)
--------------------------------------------------------------------------------

3.   PROPERTIES (Continued)

          By an agreement dated March 24, 1999, between the Company and Pacific Amber Resources Ltd. ("Pacific")(a minority shareholder), the latter will earn a 50% interest in the Saskatchewan Uranium Properties and all of the Company's rights, licences and permits pertinent thereto held for the specific use and enjoyment thereof by completing the initial program and incurring $338,000 (Cdn. $500,000) in expenditures on or before December 31, 1999. A total of ($229,013 (Cdn. $338,777) was incurred as at October 31, 1999). In return, the Company issued the optionee 200,000 common shares at a deemed value of $0.65 each.

          All exploration costs incurred on these properties have been expensed as incurred resulting in no recognition of an asset on the balance sheet. As a result of this policy the transfer of a 50% interest to Pacific resulted in no gain or loss as there were no proceeds from the disposition. Additionally the Company's issuance of 200,000 shares to Pacific was expensed as exploration costs when incurred.

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

7.   RELATED PARTY TRANSACTIONS

     The following non-arm's length transactions occurred with parties who are related by way of minority share ownership in the capital stock of the Company and being a director of the Company and corporate shareholders.

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

During the quarter and six months ended October 31, 1999, the Company expended $162,047 and $163,707, respectively, for exploration costs.

Changes in Financial Condition

Net loss for the three-month period ended October 31, 1999 was $171,577, or $0.03 per share, compared with a net loss of $1,950, or $0.00 per share, for the same quarter of 1998. The Company will continue to rely on funding from financing sources in order to proceed with its development activities.

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

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On October 7, 1999, the Company issued 600,000 shares of its Common Stock, to an accredited investor, at $0.50 per share, for a total capital contribution of $300,000. This investor also received warrants to purchase an additional 600,000 shares, at $0.50 per share, exercisable until October 7, 2001. These securities were offered pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. No underwriter was involved in the transaction.

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

         Exhibit 3(ii) - Bylaws. (1)

         Exhibit 27.1 - Financial Data Schedule.

         (1) Incorporated by reference from Registration Statement on Form 10-SB, File No. 0-27659, filed with the SEC on October 14, 1999.

(b) Reports on Form 8-K: During the quarter ended October 31, 1999, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB/A No. 2 to be signed on its behalf by the undersigned thereunto duly authorized.

                                        URANIUM POWER CORPORATION



Date:  April 6, 2000                    By: /s/ Thornton J. Donaldson
                                            ------------------------------------
                                            Thornton J. Donaldson, President and
                                            Director

Date:  April 6, 2000                    By: /s/ William G. Timmins
                                            ------------------------------------
                                            William G. Timmins, Secretary and
                                            Director