Form 10QSB/A
period 2000-01-31
URANIUM POWER CORP
filed 2000-04-07
CIK 1096791

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

URANIUM POWER CORPORATION
Balance Sheets
January 31, 2000 (Unaudited) and April 30, 1999
(U.S. Dollars)
--------------------------------------------------------------------------------

                                                                                   January 31,            April 30,
                                                                                      2000                  1999
                                                                                   ----------             --------
                                                                                  (Unaudited)             (Audited)
Assets

Current
  Cash .........................................................................   $   9,929            $   3,149
  Accounts receivable ..........................................................       9,626                    0
                                                                                   ---------            ---------

                                                                                      19,555                3,149
Properties (note 3) ............................................................      93,600               59,459
                                                                                   ---------            ---------

                                                                                   $ 113,155            $  62,608
                                                                                   =========            =========
Liabilities

Accounts Payable and Accrued Liabilities .......................................   $   2,767            $   3,082
                                                                                   ---------            ---------
Stockholders' Equity

Capital Stock
  Authorized
    40,000,000 shares common stock with a par value of $0.001 each
    10,000,000 shares preferred stock with a par value of $0.001 each
  Issued
      6,927,500 shares common stock ............................................       6,925                6,278
Treasury Stock
    23,000 shares common stock .................................................         (23)                   0
Additional Paid-In Capital .....................................................     548,848              264,684
Deficit Accumulated During Exploration Stage ...................................    (445,362)            (211,436)
                                                                                   ---------            ---------

Total Stockholders' Equity .....................................................     110,388               59,526
                                                                                   ---------            ---------

                                                                                   $ 113,155            $  62,608
                                                                                   =========            =========





See notes to financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statements of Operations
Three Months and Nine Months Ended January 31, 2000 (Unaudited)
(U.S. Dollars)
--------------------------------------------------------------------------------

                                                                                                                         Cumulative
                                                                                                                      Amounts During
                                                                                                                        Exploration
                                                 Three Months Ended                      Nine Months Ended                Stage to
                                                    January 31,                             January 31,                 January 31,
                                               2000             1999                  2000                 1999             2000
                                               ----             ----                  ----                 ----       --------------
Expenditures
  Exploration costs
    (note 3) ...................        $    47,553         $         0         $   211,260         $         0         $   348,056
  Professional fees ............              4,755                 113              17,674               4,913              36,406
  Advertising and
   promotion ...................              1,239                   0               2,602                   0              33,202
  Rent .........................              2,050                   0               4,405                   0               5,280
  Office .......................             (1,026)                 29              (3,323)                168               2,550
  Transfer agent fee ...........                596                   0               1,072                   0               1,723
  Travel .......................                236                   0                 236                   0              18,145
                                        -----------         -----------         -----------         -----------         -----------
 Net Loss for Period ...........        $   (55,403)        $      (142)        $  (233,926)        $    (5,081)        $  (445,362)
                                        ===========         ===========         ===========         ===========         ===========

Loss Per Share .................        $     (0.01)        $     (0.00)        $     (0.04)        $     (0.00)
                                        ===========         ===========         ===========         ===========

Weighted Average
  Number of Shares
  Outstanding ..................          6,884,600                               6,527,380
                                        ===========                             ===========



See notes to financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
Nine Months Ended January 31, 2000 (Unaudited) and Year Ended April 30, 1999
(U.S. Dollars)
--------------------------------------------------------------------------------


                                                                                                            Deficit
                                                                                                          Accumulated
                                           Common Stock                 Treasury Stock       Additional    During the     Total
                                       ----------------------       -----------------------    Paid-Up    Exploration  Stockholders'
                                       Shares       Par Value       Shares        Par Value    Capital       Stage        Equity
                                       ------       ---------       ------        ---------  ----------   -----------  ------------
Balance, April 30, 1998 ..........    6,000,000    $    6,000             0    $        0    $   91,834    $     (700)   $   97,134
Common stock issued
  For subscriptions ..............    1,000,000         1,000             0             0       606,005             0       607,005
  For resource properties ........      200,000           200             0             0       137,131             0       137,331
Share issue costs ................            0             0             0             0       (15,586)            0       (15,586)
Net loss .........................            0             0             0             0             0      (210,736)     (210,736)
                                     ----------    ----------    ----------    ----------    ----------    ----------    ----------

Balance April 30, 1999 ...........    7,200,000         7,200             0             0       819,384      (211,436)      615,148
                                     ----------    ----------    ----------    ----------    ----------    ----------    ----------

Common stock issued for cash .....      600,000           600             0             0       299,595             0       300,195
Common stock issued for
  finder's fee ...................       50,000            50             0             0        24,950             0        25,000
Common stock returned to
  treasury for cancellation
  (note 6) .......................     (922,500)         (925)            0             0      (555,154)            0      (556,079)
Treasury stock (note 6) ..........            0             0       (23,000)          (23)      (14,927)            0       (14,950)
Share issue costs ................            0             0             0             0       (25,000)            0       (25,000)
Net loss for nine months .........            0             0             0             0             0      (233,926)     (233,926)
                                     ----------    ----------    ----------    ----------    ----------    ----------    ----------

Change for nine months ...........     (272,500)         (275)      (23,000)          (23)     (270,536)     (233,926)     (504,760)
                                     ----------    ----------    ----------    ----------    ----------    ----------    ----------

Balance, January 31, 2000 ........    6,927,500    $    6,925       (23,000)   $      (23)   $  548,848    $ (445,362)   $  110,388
                                     ==========    ==========    ==========    ==========    ==========    ==========    ==========



See notes to financial statements.


URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statements of Cash Flow
Three Months and Nine Months Ended January 31, 2000 (Unaudited)
(U.S. Dollars)
--------------------------------------------------------------------------------

                                                                     Three Months              Nine Months
                                                                        Ended                     Ended
                                                                     January 31,                January 31,
                                                                        2000                      2000
                                                                        ----                      -----
                                                                     (unaudited)               (unaudited)
Operating Activities
  Net loss .....................................................    $ (55,403)                 $(233,926)

Change in Operating Assets and Liabilities
  Accounts receivable ..........................................       (9,626)                    (9,626)
  Accounts payable .............................................     (121,493)                      (315)
                                                                    ---------                  ---------

Net Cash Used in Operating Activities ..........................     (186,522)                  (243,867)
                                                                    ---------                  ---------
Investing Activity
  Property acquisition .........................................       (9,141)                    (9,141)
                                                                    ---------                  ---------
Financing Activities
  Issuance of shares for cash ..................................            0                    300,195
  Common stock returned to treasury ............................            0                     (7,306)
  Cancellation of common stock .................................            0                     (8,101)
  Repayment of loan payable ....................................            0                          0
  Share issue costs ............................................            0                    (25,000)
  Restricted cash ..............................................      122,410                          0
                                                                    ---------                  ---------

Net Cash Provided By Financing Activities ......................      122,410                    259,788
                                                                    ---------                  ---------

Inflow (Outflow) of Cash .......................................      (73,253)                     6,780
Cash, Beginning of Period ......................................       83,182                      3,149
                                                                    ---------                  ---------

Cash, End of Period ............................................    $   9,929                  $   9,929
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

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Nine Months Ended January 31, 2000 (Unaudited)
(U.S. Dollars)
--------------------------------------------------------------------------------


3.   PROPERTIES (Continued)

          By an agreement dated March 24, 1999, between the Company and Pacific Amber Resources Ltd. ("Pacific") (a minority shareholder), the latter will earn a 50% interest in the Saskatchewan Uranium Properties and all of the Company's rights, licences and permits pertinent thereto held for the specific use and enjoyment thereof by completing the initial program and incurring $338,000 (Cdn. $500,000) in expenditures on or before May 31, 2000, as amended. A total of $255,410 (Cdn. $380,800) was incurred as at December 31, 1999). In return, the Company issued the optionee 200,000 common shares at a deemed value of $0.65 each.

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

During the quarter and nine months ended January 31, 2000, the Company expended $47,553 and $211,260, respectively, for exploration costs.

Changes in Financial Condition

Net loss for the three-month period ended January 31, 2000 was $55,403, or $0.01 per share, compared with a net loss of $142, or $0.00 per share, for the same quarter of 1999. The Company will continue to rely on funding from financing sources in order to proceed with its development activities.

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