Form 10KSB
period 2000-04-30
URANIUM POWER CORP
filed 2000-07-26
CIK 1096791

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

    (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2000.

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(D)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF           TO          .
                                                       ---------    ---------
     Commission File Number:  0-27659


                            Uranium Power Corporation
                  --------------------------------------------
                 (Name of small business issuer in its charter)


                   Colorado                              None
        ------------------------------              -----------------
        State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization               Identification No.)


              206-475 Howe Street, Vancouver, B.C. V6C-2B3, CANADA
              ----------------------------------------------------
                    (Address of principal executive offices)

        Issuer's telephone number: (604) 685-8355
        Securities registered under Section 12(b) of the Act:   None
                                                                ----

              Securities registered under Section 12(g) of the Act:

                          Common Stock, $.001 Par Value
                          -----------------------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $0.

As of April 30, 2000, there were 6,927,500 shares of the Registrant's $.001 par value Common Stock ("Common Stock"), the only outstanding class of voting securities, outstanding. The aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the price at which the stock was sold, is $578,441.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            Uranium Power Corporation
                                   FORM 10-KSB

     This document contains technical and geological terms, which are defined in the Glossary of Terms, which appears at the end of Part II of this Report.

                                     PART I

Item 1. Description of Business

Business.
--------

     Uranium Power Corporation (the "Company") is a Colorado corporation formed on April 3, 1998. The Company is a Canada-based company engaged in the exploration of uranium properties. The Company was formed as a result of management's perception of the upcoming worldwide shortage of uranium. The Company is in the exploration stage, and there is no assurance that a commercially viable mineral deposit exists on any of its properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined. The Company intends to identify, acquire and explore uranium properties in the Athabasca Basin in northern Saskatchewan, Canada. The promoters of the Company were Thornton Donaldson and William Timmins.

     On April 13, 1998, the Company acquired a 100% interest in two uranium properties located in northern Saskatchewan, Canada, pursuant to an Acquisition Agreement (the "Acquisition Agreement") with Athabasca Uranium Syndicate, a syndicate formed in British Columbia, Canada ("Athabasca"). Athabasca was founded by the promoters of the Company. Under the terms of the Acquisition Agreement, the Company acquired all of Athabasca's assets, the majority of which comprised the "Hocking Lake Property" and the "Henday Lake Property." In exchange, the Company issued 6,000,000 shares of its common stock to Athabasca (or 300,000 shares per Syndicate Unit of Athabasca). The Hocking Lake Property consists of five mining claims in two groups totaling 49,924 acres located west of Black Lake, Saskatchewan. The Henday Lake Property consists of three contiguous mining claims totaling 28,428 acres in the Henday and Mallen Lakes area. The Company does not know of any known reserves of uranium on these properties, but it has begun exploring the Hocking Lake and the Henday Lake Properties to attempt to identify uranium prospects.

     The Company entered into a letter agreement dated July 29, 1998 with J. R. Billingsley, the registered owner of claim #S-106087 (the "Billingsley Claim") in Northern Mining District, Saskatchewan, regarding property known as the "Hump Lake Property."

     Mr. Billingsley, who was a shareholder of the Company, approached the Company in May or June 1998 to see if the Company would be interested in acquiring the Billingsley Claim (the "Property"). Mr. Billingsley had been informed of the availability of the Property by Mr. M. Swetz. An agreement to acquire the Property was made in July 1998, with the Company paying Mr. Billingsley the staking costs, doing the required assessment work, giving him a net smelter return, or royalty, when the Property is placed into production, and paying a finder's fee of 50,000 shares of the Company to Mr. Swetz. This agreement was at arms-length, as Mr. Billingsley did not become a director of the Company until November 1998. Mr. Swetz was known to Mr. Billingsley through their involvement in the mining industry. They are not related in fact or by marriage and are not associated as officers or directors of any company.

     The Company has conducted an aerial geophysical survey on the property, paid the $13,375 to Mr. Billingsley, and issued the 50,000 shares of stock to Mr. Swetz. The agreement is in good standing.

     On December 16, 1998, the Company executed an Exploration Option and Operating Joint Venture Agreement ("Joint Venture Agreement") with Phelps Dodge Corporation of Canada, Ltd., a Delaware corporation ("PDC"), under which PDC granted the Company an option to acquire an interest in six uranium properties ("PDC Properties") in Saskatchewan consisting of a 100% interest in 11 mining claims and totaling 74,756 acres. In order to exercise its option to acquire a 100% interest in the six PDC Properties under the Joint Venture Agreement, the Company was required to incur expenditures of at least U.S. $338,000 ($500,000 Can. (Canadian dollars)) by May 31, 2000, and an additional U.S. $1,690,000 ($2,500,000 Can.) must be expended by December 31, 2003, from prospecting and exploring the six properties. The Company has met the May 31, 2000 requirement. PDC will be entitled to a royalty from the uranium produced from the PDC Properties if the Company exercises its option.

     Under the Joint Venture Agreement, if the Company exercises its option to acquire the PDC Properties, the Company grants PDC an earn back option. The earn back option gives PDC the option to surrender its right to royalties and obtain a 35% interest in the PDC Properties if PDC incurs expenditures of at least U.S. $2,028,000 ($3,000,000 Can.) by December 31, 2006 from prospecting and exploring the six properties.

     The map on the following page reflects the location of each of the Company's properties.

[MAP APPEARS HERE]

     On March 24, 1999, the Company entered into a Property Option Agreement with Pacific Amber Resources Ltd., a British Columbia corporation ("Pacific Amber"), under which the Company granted Pacific Amber an option to acquire a 50% interest in the Company's rights to be obtained under the Joint Venture Agreement with PDC. The Company and Pacific Amber are not affiliated with each other, although the companies share a common director, James Billingsley. The Company issued 200,000 of its shares of common stock to Pacific Amber upon execution of the Property Option Agreement.

     Pacific Amber was entitled to exercise its option because it incurred U.S. $338,000 ($500,000 Can.) in expenditures by the extended deadline of May 31, 2000, as required to be expended by the Company under the Joint Venture Agreement. However, on May 11, 2000, Pacific Amber notified the Company that it was withdrawing from the Property Option Agreement.

     With the ability to explore a total of more than 178,000 acres, the Company's management believes it is well positioned to identify and explore for a significant amount of uranium. However, there is no assurance that the Company will be able to discover, develop and produce sufficient uranium reserves in the Hocking Lake Property, the Henday Lake Property, the Hump Lake Property or elsewhere. Further, there can be no assurance that the Company will recover the expenses incurred when it explores its properties or claims, or that it will achieve profitability.

     The Company's management believes it's key strengths lie in the acquisition, financing and exploration of uranium properties, and in the principals' extensive industry contacts worldwide. Together with the experience in the uranium industry of Thornton Donaldson, the Company's President, the Company is positioning itself to become a significant player in the field of uranium exploration.

     The Company will require additional funds to support its operations over the next 12 months, and plans to raise funds by offering additional shares of its common stock. Significant sales of equity capital by Uranium Power to raise funds could potentially result in significant dilution to shareholders of the Company.

     The Company's future financial performance is dependent, in part, on the following factors: The price of uranium. The price of uranium may be impacted by the supply and demand for uranium. Currently, worldwide demand exceeds the supply; however, there is no assurance this favorable relationship will continue. The industry is dominated by a few large companies, and the price is also impacted by competition from many other companies engaged in similar activities as the Company. Some of those entities have more experience and greater resources than the Company. The absence of any operating history. The Company is a recently-formed entity, which has not yet begun full operations. The Company's management has extensive experience in acquiring, exploring, financing and developing mineral properties; but it does not have extensive experience in operating producing mines. There is no assurance that the Company's management will be able to manage the Company and its operations effectively and efficiently. The Company does not yet have any full-time employees; and there is no assurance that the Company will attract the necessary employees to maximize its performance. Operating Risks. The uranium exploration and mining industry is highly speculative, and is subject to the uncertainty of exploration that is inherent in this industry. Government Regulation. The Company's planned operations are subject to considerable government regulation. The Company must obtain both Canadian and provincial governmental approval as it approaches the production stage of developing its properties. The approval process can be lengthy, and there is no assurance the Company will obtain the necessary governmental approvals to conduct its operations as planned or desired.

     If the Company is not successful in finding uranium on its properties, the Company will have to: (1) acquire other uranium properties; (2) acquire other types of mineral properties; or (3) find some other business activities. If the Company is unsuccessful in all of these alternatives, the Company will be unable to continue operating.

     If the Company is not able to get additional equity funding, the Company may try to do joint ventures with other companies. However, once the Company locates proven uranium deposits on its properties, the Company may be able to get debt financing if equity financing is unavailable.

General Statements on Uranium.
-----------------------------

     Uranium occurs as uranium oxide in various minerals. In Saskatchewan, uranium deposits occur in the Athabasca Basin, and are contained in unconformities (breaks in the geological record) between Archean aged basement rocks (very old rocks) and younger, Proterozoic aged sedimentary layers at depths of less than 1,640 feet. Major faults near the unconformities are also important features enhancing the chance for discovery.

     Uranium is an unusual metal compared to base and precious metals in that its value has really only been recognized in the past 60 years. Uranium ore is the basic resource for the production of electrical energy through nuclear power. Commercial nuclear power generation is a technology that has become mature and well-understood. The industry began to see increased commercial demand for uranium in 1973, partially as a result of the OPEC-induced "energy crisis" which caused a sharp rise in crude oil prices. In response, many countries began development of nuclear power programs as an alternative to fossil fuels for electricity generation. As of September, 1997, there were approximately 439 commercial nuclear reactors operating in more than 30 countries, producing about 17% of the world's electricity.

     The Nuclear Energy Institute stated at the 1997 Kyoto conference on global warming that clean air objectives cannot be obtained without maintaining and expanding the existing number of commercial nuclear generators in the world. Clearly the key factor in determining demand for uranium is reactor fuel requirements for meeting the world's growing energy demands. See, World Nuclear Focus, Number 10, published by the Uranium Institute.

Markets.
-------

     Canada is the largest producer of uranium in the world. In 1998, Saskatchewan's mines produced 10,924 tons of uranium, which Saskatchewan Energy and Mines reported was 100% of Canadian and approximately 32.0% of total world uranium output, valued at approximately $557 million Can. This production was attained from three mines in northern Saskatchewan. By the year 2003, four new mines are scheduled to be in production in this area for an estimated total production of 23,828 tons of uranium annually, which will be approximately 55% of projected world mine production.

     In 1997, mines supplied 35,810 tons of uranium and 439 uranium reactors world wide required approximately 64,250 tons of uranium. In the past the deficit has been made up from stockpiles, which are now largely depleted. See, Nuclear Issues Briefing Paper 36, 11/97, a publication of Uranium Information Centre, Ltd. Not all authorities agree that the stockpiles are now largely depleted. Demand continues to grow 1% to 2% annually. By the year 2020, the World Energy Council estimates electricity demand will be at least 50% higher than now, and that nuclear energy will be required to contribute a large portion of this demand. In the late 1990's, it was generally considered that only Canada would be in a position to compete with Australia (which has greater low-cost reserves) and expand production to meet forecasted increases in the world uranium demand. See, Nuclear Issues Briefing Paper 3, 5/98.

     Uranium oxide prices increased from U.S. $7.00 to $8.00 per pound in the early 1970's to more than U.S. $40.00 per pound in the late 1970's and thereafter decreased to the U.S. $8.00 to $10.00 range in the early 1990's. The price increased to over U.S. $16.00 per pound from January 1995 to mid 1996, and then declined to approximately U.S. $10.00. On February 14, 2000, the price of uranium was U.S. $11.20 per pound. See, The Ux Consulting Company, LLC & The Uranium Exchange Company report on Industry Spot Prices, February 14, 2000, as published in The UX Weekly.

     Considering the current shortfall of supply of approximately 30,000 tons per year, which can only be made up from new mine production, and to a minor extent by recycling nuclear weapons and reprocessing used reactor fuel, it appears that the price of uranium oxide will increase, which will encourage more active exploration for the mineral.

Supply and Demand.
-----------------

     Over the past decade, the world has consumed more uranium than it has produced from mines. The shortfall has been met from four sources: The large inventories that were accumulated during the period of very high uranium prices in the 1970's; from decommissioning nuclear weapons in the United States and countries of the former Soviet Union; from reprocessing spent reactor fuel; and from reprocessing old mine tailings.

     As reported by the Uranium Institute in London, England, world uranium fuel consumption has increased from 25,401 tons in 1980 to 64,250 tons in 1997, with production below reactor requirements since 1990. In 1997, worldwide production of primary source (mined) uranium was 35,810 tons. This resulted in an approximate 30,000 ton gap between supply and demand. The decreasing surplus makes it imperative that new, economically competitive uranium be found and developed for the future. Industry experts estimate that production from new mines must be in place in the near future or shortages will exist.

     In 1998, Saskatchewan Energy and Mines reported that Canadian mining operations produced approximately 32.0%, or 10,924 tons, of the world's uranium output, making it the global leader, followed by Australia. Since the mid 1980's, a minimal amount of mine development has taken place, except for those engaged in recovering ore from the very high grade deposits in northern Saskatchewan. Substantial investments are now being made by uranium production companies to increase production capacity by early in this century. A number of exploration and development projects in northern Saskatchewan are currently underway, that when in operation are projected by the Uranium Institute in London, England to increase Canadian production to a total of 23,828 tons of uranium annually. This amount is approximately 55% of projected global mine production. But even with this increase in production, there appears to be a shortfall in the uranium supply.

     The price of uranium has fluctuated widely over the years. In the early 1950's, the price was approximately $4.00 (Can.) per pound. The price increased to over U.S. $40.00 per pound in the late 1970's. The price then dropped down to U.S. $8.00 per pound in the early 1990's. In February of 2000, the price was over U.S. $11.00 per pound.

Exploration and Development.
---------------------------

     Exploration for the discovery of uranium mineralization uses techniques similar to that used in other types of mineral exploration. In northern Saskatchewan, tracing of uranium rich boulders dropped by continental glaciers and scintillometer surveys may locate deposits near the surface; however, deeply buried deposits require other more sophisticated geophysical and geochemical methods to delineate favorable anomalous target areas. Diamond drilling then tests priority zones located through the geophysical and geochemical testing.

     Once a deposit is discovered, many drill holes are required to outline the tonnage and grade for purposes of a feasibility study to a production decision. Should production occur, the mineralized rock is crushed, ground and processed to produce yellowcake (U3O8), which is then sent to a refinery for conversion to UO3,UO2 or UF6, comprising the products used as fuel for nuclear power reactors.

     The Company has expended (through Pacific Amber's expenditures) at least U.S. $338,000 ($500,000 Can.) on exploration of its optioned PDC Properties (as of May 31, 2000), as required under the Joint Venture Agreement with PDC. The Company has spent U.S. $274,727 as of April 30, 2000 on exploring the Henday Lake, Hocking Lake and Hump Lake properties.

Competition.
-----------

     The process of mineral exploration and prospecting for uranium, and the process of developing, operating and mining uranium for the purpose of commercial production is a highly competitive and speculative business. In seeking available opportunities, the Company will compete with a number of other companies, including large multi-national companies, that may have more experience and resources than the Company.

     Within northern Saskatchewan, as well as globally, the Company competes with both major uranium companies and independent producers for, among other things, rights to develop available uranium properties, procurement of available materials and resources and hiring qualified international and local personnel.

Regulation.
----------

     To commence exploration on any of its uranium properties or claims, the Company must obtain an exploration permit, which can take up to 30 days to obtain. When the Company approaches the production stage of developing its properties, the Company will be required to obtain both Canadian and provincial governmental approval of the tailings process, mining methods and environmental consequences of the mine production, which approval process can take up to two years. The environmental impact study that must be obtained on each property in order to obtain governmental approval to mine on the properties is a part of the overall operating costs of a mining company, and will not by itself have an adverse effect on the Company.

Employees.
---------

     As of April 30, 2000, the Company had no full-time or part-time employees.


Item 2. Description of Property

Mineral Properties
------------------

     The Company's mineral properties are located in the Athabasca Basin of northern Saskatchewan, Canada.

     The Company acquired two properties (the Hocking Lake Property and the Henday Lake Property) located in the Athabasca Basin of northern Saskatchewan, as part of the Acquisition Agreement with Athabasca. The Company's ownership of the properties includes the rights to all minerals or reserves located on and extracted from the properties.

     The Hocking Lake Property is geographically located approximately 600 miles north of the regional capital city of Regina. The closest city to the Hocking Lake Property is Uranium City, located 95 miles west of the property. The region has a dry, continental climate, with 30 inches of snowfall covering the ground during five months of each year. Mean temperatures range from minus 30 degrees Fahrenheit in the month of January to plus 75 degrees Fahrenheit in the month of August. The Hocking Lake Property may be accessed by float or ski equipped aircraft or helicopter from the village of Stoney Rapids located approximately 7 miles to the north.

     The Hocking Lake Property consists of five mining claims in two groups totaling 20,203 hectares (49,924 acres) west of Black Lake, Saskatchewan. The claims are located on N.T.S. sheets 74-O-1 and 74-P-4 of northern Saskatchewan. The claims are designated S106048 through S106052 inclusive.

     The Henday Lake Property is geographically located approximately 500 miles north of the regional capital city of Regina. The closest city to the Henday Lake Property is La Ronge located 200 miles south of the property. The region has a dry, continental climate, with 30 inches of snowfall covering the ground during five months of each year. Mean temperatures range from minus 30 degrees Fahrenheit in the month of January to plus 75 degrees Fahrenheit in the month of August. The Henday Lake Property may be accessed by gravel road from the town of La Ronge or by float or ski equipped aircraft or helicopter from La Ronge or Stoney Rapids.

     The Henday Lake Property consists of three continuous mining claims totaling 11,504 hectares (28,428 acres) in the Henday and Mallen Lake area, N.T.S. 74-I-8 and 74-L-5, northern Saskatchewan. The claims are designated S106053, S106054 and S106055.

     There have been no previous mining operations on either the Henday Lake or the Hocking Lake Properties. However, portions of the properties have been explored by various operators, mainly during the 1970's and 1980's, by prospecting, geophysics and possibly some diamond drilling. Both properties have been sitting idle since the late 1980's. These properties are largely undeveloped.

     Both the Hocking Lake and the Henday Lake Properties are in the exploration stage where the Company is in the process of locating potential mineral deposits or reserves. The Company has not yet begun to extract uranium or other mineral deposits from the properties and therefore has not engaged in the exploitation of the mineral deposits or reserves from the Hocking Lake or the Henday Lake Properties.

     The area has not been fully explored and many areas previously explored deserve reevaluation due to geological knowledge acquired over the years and improved exploration techniques. The Company's ability to realize the carrying value of its assets is dependent on the Company being able to extract and transport uranium oxide deposits and finding appropriate markets for their sale.

     The Hocking Lake and Henday Lake Properties are located in areas considered to be geologically favorable for occurrence of uranium deposits having the following criteria:

     1. Located on the unconformity (the highest grade uranium deposits are known to occur in unconformity type deposits between Archean basement rocks and Proterozoic sedimentary sequences) between the Athabasca group and basement rocks, at depths less than 1,640 feet. The unconformity occurs at the break in the geological record where the younger sediments overlay the very old basement rocks.

     2. Active exploration surrounding both properties.

     3. Uraniferous boulders at the nose of a drumlin in the western sector of the Hocking Lake Property.

     As described under Description of Business, the Company owns an option on the Hump Lake Property from J.R. Billingsley, the registered owner. The Hump Lake Property is geographically located approximately 650 miles northwest of the regional capital city of Regina. The closest city to the Hump Lake Property is Uranium City, located 12 miles southeast of the property. The region has a dry, continental climate, with 30 inches of snowfall covering the ground during five months of each year. Mean temperatures range from minus 30 degrees Fahrenheit in the month of January to plus 75 degrees Fahrenheit in the month of August.

     Exploratory radiometric prospecting, trenching and diamond drilling were conducted on the Hump Lake Property in the late 1960's and 1970's, however, the property is without known reserves and the proposed programs are exploratory in nature. The Hump Lake Property is largely undeveloped and may be reached by float or ski equipped aircraft from Uranium City.

     On December 16, 1998, the Company executed a Joint Venture Agreement with PDC under which the Company was granted an option to gain an ownership interest in six uranium properties totaling 74,756 acres located in the Athabasca Basin. Approximately $1,900,000 Can. has been spent on these properties between 1995 and 1997 on geophysical surveys, lithogeochemical boulder sampling and diamond drilling. All six properties are largely undeveloped, with little or no infrastructure of roads.

     1. The Crawford Property has been explored by geophysics and reconnaissance and detailed lithogeochemical boulder sampling. Three sub-parallel electromagnetic conductors were detected, and one conductor in the area of a large intense kaolin anomaly was partially drilled. There is also enrichment of chlorite, boron, lead and uranium in several sectors in proximity to the conductors. Two of the holes did not adequately test the alteration zone as they did not reach basement. Two holes were drilled on another conductor which indicated a second stronger alteration zone. The most westerly hole is anomalous in lead, boron and uranium. Kaolin is anomalous throughout the sandstone section. Due to the presence of the favorable alteration minerals and anomalous values mentioned above, further exploration work is warranted. The property may be reached by bush road (Fox Lake Road) year-round from Provincial Highway 914 or by float or ski equipped aircraft.

     2. The Perpete Property can be reached by winter road from Provincial Highway 914. Summer access is restricted to all terrain vehicles. The most convenient access is by float or ski equipped aircraft from La Ronge, approximately 161.5 miles to the south.

     The Perpete Property has been explored by geophysics, lithogeochemistry and drilling. Previous work indicated moderate to strong alteration and erratic enrichment of lead and uranium. A later electromagnetic survey indicates the conductor coinciding with the east edge of the previous "conductive zone" is east of the northern fence of drill holes. Thus, the conductor was not adequately tested and further diamond drilling is required.

     3. The Brown Property adjoins the Crawford Property to the south. The property can be reached by 4x4 trucks by bush road (Fox Lake Road) from Provincial Highway 914. The most convenient access is by float or ski equipped aircraft from La Ronge, which is approximately 161 miles to the south.

     Other than on the east-central edge of the Brown Property, very little work has been carried out. A total of 68 holes were drilled in this area in two locations. In one of the locations, a drill intersection of 9.02 feet assayed 0.62% uranium oxide and most of the holes in this area intersected significant alteration.

     A lithogeochemical reconnaissance survey was conducted over the property subsequent to the drill program. This survey indicates the presence of two strongly anomalous areas southwest of Colquhoun Lake to the northeast and southwest of the previously drilled zone. Evidence of hydrothermal alteration is characterized by chloritization and dravitization, and trace alteration including uranium, lead, arsenic and yttrium.

     The strongest and most consistent clay alteration trends are in the southern portion of the property, between Brown Lake and MacArthur River Road. Although it is possible that some of this alteration is derived from the previously known area of uranium mineralization near Shift Lake, some of the anomalous trends are situated a few miles away, both along and across the ice direction, suggesting that other sources may exist to the west and the southwest of Shift Lake. The strongest and most consistent trace element enrichment anomalous zone occurs in the northeast sector extending south - southwest of the tip of the Colquhoun Lake. This zone is characterized by weak to moderate chloritization and dravitization, but relatively strong and consistent enrichment of uranium, arsenic, lead and yttrium.

     Additional geophysical surveys carried out by the Company in 1999 with limited diamond drilling have outlined a significant anomalous zone with favorable geology, which the Company intends to further explore by diamond drilling.

     4. The Jasper Property contains a lithogeochemical anomaly east of Woodstock Lake. This anomaly contains strong illite and weak boron enrichment, with weak to moderate lead and uranium anomalies. Additional lithogeochemical surveys are recommended. The Jasper Property can be accessed by float or ski equipped aircraft.

     5. The Morin Lake Property can be reached by winter road from Provincial Highway 914. Summer access is restricted to all terrain vehicles. The most convenient access is by float or ski equipped aircraft from La Ronge, which is approximately 161.4 miles to the south. The property has uranium anomalies occurring in several portions of the property. Detailed lithogeochemical sampling is required to further define the anomalous areas.

     6. The Marean Property can be reached by winter road from Provincial Highway 914. Summer access is restricted to all terrain vehicles. The most convenient access is by float or ski equipped aircraft from La Ronge, which is approximately 173.9 miles to the south. The property has been explored by geophysics and boulder sampling, which indicated weak conductors and boulder anomalies. Subsequent lithogeochemical surveys show the presence of boron, weak chloritization, and significant illite enrichment, indicating hydrothermal alteration. Further geophysical and lithogeochemical surveys should be conducted prior to drilling.

     All six of the PDC Properties are without known reserves and the proposed programs are exploratory in nature. Each of these properties exhibit encouraging features such as geophysical conductors, faulting, and various types of alteration indicative of hydrothermal systems favorable for the occurrence of uranium mineralization. All of the properties merit further exploration including geophysics, lithogeochemical surveys and diamond drilling.

Corporate Offices.
-----------------

     The Company currently maintains its corporate headquarters at 475 Howe Street, Suite 206, Vancouver, B.C., V6C-2B3, Canada. The telephone number of the corporate headquarters is (604) 685-8355. The Company holds this office space under an oral, month-to-month sublease, for rental payments to the sublessor of $1,000 Can. per month. The Company may sublease additional office space as required for operations.

Item 3. Legal Proceedings

     The Company is not a party to any legal proceedings required to be reported in this Report.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

Market Information.
------------------

     The Company's Common Stock is not currently traded in the over-the-counter market or any other market. Therefore, since the inception of the Company in April 1998, there has been no established trading market for the Company's Common Stock.

Holders.
-------

     As of April 30, 2000, there were 110 holders of the Company's Common Stock, who collectively held 6,927,500 issued and outstanding shares.

Dividends.
---------

     The Company did not declare or pay cash or other dividends on its Common Stock during the period from inception (April 3, 1998) through April 30, 2000, its last fiscal year end. The Company has no plans to pay any dividends, although it may do so if its financial position changes.

Recent Sales of Unregistered Securities.
---------------------------------------

     On April 13, 1998, the Company acquired all of the assets of Athabasca Uranium Syndicate, a syndicate formed in British Columbia, Canada, worth approximately $100,000, in exchange for issuing 6,000,000 shares of the Company's Common Stock to the following Athabasca Uranium Syndicate ownership interest holders:

                                                                Number
                Name                                          of Shares
                ----                                          ---------

                AGT Financial Corporation                      300,000
                United Corporate Advisers, Ltd.                300,000
                E.G. (Ed) Mowatt                               150,000
                G.W. Hornby                                    150,000
                Rockford Resources, Inc.                       300,000
                Mark A. Donaldson                              300,000
                G.R.W. Financial Corporation                   300,000
                Hiro Ogata                                     300,000
                Pacific Amber Resources, Ltd.                  900,000
                J.R. Billingsley                               300,000
                Harold M. Jones                                300,000
                W.L. McCullagh                                 300,000
                3415 Investments, Ltd.                         300,000
                David Parfitt                                  150,000

                                                                Number
                Name                                          of Shares
                ----                                          ---------

                Andy Crookbain                                 150,000
                James G. Allison                               150,000
                Penelope Allison                               150,000
                Tom S.T. Heah                                  300,000
                Derek Van Laare                                300,000
                William G. Timmins                             300,000
                Thornton J. Donaldson                          300,000
                                                             ---------

                Total                                        6,000,000


     These securities were offered to the limited class of offerees, as listed above, pursuant to the exemption from registration contained in Section 3(b) of the Securities Act of 1933, as amended, and Rule 504. No underwriter was involved in the transaction.

     On March 24, 1999, the Company issued 200,000 shares of its Common Stock to Pacific Amber upon execution of the Property Option Agreement, and in consideration of Pacific Amber's agreement to incur U.S. $338,000 ($500,000 Can.) in expenditures on the property under the Property Option Agreement. These securities were offered pursuant to the exemption from registration contained in
Section 3(b) of the Securities Act of 1933, as amended, and Rule 504.

     Between January 15, 1999 and February 25, 1999, the Company sold 77,500 shares of its Common Stock to the following accredited investors at $0.65 per share, for a total capital contribution of $50,375:

                                                                Number
                Name                                          of Shares
                ----                                          ---------

                Morris Ergas                                    20,000
                Roger Dean Terhune                               5,000
                Marilyn E. Grandy                                5,000
                Double M Productions                             5,000
                Georgina Bresolin                                5,000
                S. Rodgers                                       5,000
                Columbia Meat Market                             5,000
                Jure Uremovic                                    4,000
                Douglas Yen                                      3,000
                Stephen D. Granger                               2,500
                Trish Hodgson                                    2,000
                Mark Bradley                                     2,000
                Cindy Schoenhaar                                 1,000
                Jessmar Investments Ltd.                        13,000
                                                              --------

                Total                                           77,500

     These securities were offered to a limited number of accredited investors pursuant to the exemption from registration contained in Section 3(b) of the Securities Act of 1933, as amended, and Rule 504. No underwriter was involved in the transaction.

     On October 7, 1999, the Company issued 600,000 shares of its Common Stock to Mark T. Smith, an accredited investor, at $0.50 per share, for a total capital contribution of $300,000. Mr. Smith also received warrants to purchase an additional 600,000 shares, at $0.50 per share, exercisable until October 7, 2001. These securities were offered pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. No underwriter was involved in the transaction.

     On December 8, 1999, the Company issued 50,000 shares of its Common Stock to Murray Swetz, pursuant to the J.R. Billingsley Letter Agreement and as a finder's fee on the property. The Company estimates that the fair market value of the stock issued to Mr. Swetz was $0.50 per share, for a total value of $25,000. These securities were transferred pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. No underwriter was involved in the transaction.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated Financial Statements and the Notes to the Financial Statements, along with the other information contained elsewhere in this Form 10-KSB.

Plan of Operation.
-----------------

     The Company is in the exploration stage and does not currently have any income from operating activities. The Company intends to engage in the prospecting, exploration and acquisition of properties in northern Saskatchewan for the recovery of low-cost, high-grade uranium.

     In early 1998, the Company entered into the Acquisition Agreement with the Athabasca Uranium Syndicate, acquiring a l00% interest in two properties (the Hocking Lake and Henday Lake Properties) located in the uranium-rich Athabasca Basin of Saskatchewan and separately acquired an option to explore a third property (the Hump Lake Property) located close to Uranium City in the Athabasca Basin. In December 1998, the Company obtained an option to acquire an interest in six additional properties from PDC in the Athabasca Basin. The area has not yet been fully explored and many areas previously explored deserve reevaluation due to greater geological knowledge acquired in the interim, and improved exploration techniques.

     The Company has completed a first phase exploration program consisting of an airborne deep penetrating state-of-the-art electromagnetic and cesium vapor magnetometer survey at the Hocking Lake, Henday Lake and Hump Lake Properties. Detailed ground geophysics has been completed on the Hocking Lake and Henday Lake Properties. A thorough study of all past work in the area has been carried out and data compiled and correlated with the new surveys as part of the first phase. Cost of the first phase exploration program for the Hocking Lake, Henday Lake and Hump Lake Properties was U.S. $274,727. In October 1999 the Company issued common stock for $300,000.

     The Company experienced a net loss of U.S. $319,714, or $0.05 per share for the year ended April 30, 2000, compared to a net loss of U.S. $210,736, or $0.03 per share for the year ended April 30, 1999. These losses were the result of expenditures for exploration and other costs, without any revenues.

     Until the Company finds uranium deposits on its properties, and can begin receiving revenues for those deposits - or the Company finds some other source for revenues - the Company expects to continue to incur operating losses and will rely on additional equity sales to fund its activities in the future.

     The six PDC Properties optioned in December 1998 under the Joint Venture Agreement with PDC have undergone extensive geophysical surveys, lithogeochemical boulder sampling and diamond drilling within the past three years and the Company has committed significant resources to further explore the properties by second stage geophysics and diamond drilling. The Company has completed an exploration program on the PDC Properties, which consisted of further ground geophysics at a cost of U.S. $339,000 ($498,250 Can.) to delineate target areas and diamond drilling of previously delineated and newly defined target zones.

     On March 24, 1999, the Company entered into a Property Option Agreement with Pacific Amber Resources Ltd., a British Columbia corporation ("Pacific Amber"), under which the Company granted Pacific Amber an option to acquire a 50% interest in the Company's rights to be obtained under the Joint Venture Agreement with PDC. Pacific Amber was entitled to exercise its option because it incurred U.S. $338,000 ($500,000 Can.) in expenditures by the extended deadline of May 31, 2000, as required to be expended by the Company under the Joint Venture Agreement. On May 11, 2000, Pacific Amber informed the Company that it was withdrawing from the Property Option Agreement.

     Total expenditures on all of the Company's properties for the year ended April 30, 2000 was U.S. $613,727.

     In addition to current projects, the Company is engaged in the active examination of other potentially significant properties for the purpose of optioning or acquiring an interest in them in the future. The Company plans to conduct diamond drilling on its properties over the next 12 months.

     The Company will require additional funds to support its operations over the next 12 months, and plans to raise funds by offering its common stock. If the Company is not able to obtain equity financing, it will be necessary to form joint ventures with other companies to fund further operations. The Company has no employees, and does not expect to have any for the next 12 months. All operations will be conducted utilizing consultants.

     Aerial geophysical surveys were conducted by the Geoterrex-Dighem division of Conpagnie Generale de Geophysique ("CGG"). CGG is the largest geophysical company in Europe, and one of the largest in the world. The Geoterrex-Dighem division is the largest, most experienced airborne geophysical service group in the world.

     The ground geophysical surveys were conducted by Patterson Mining Geophysics Ltd. The company has been in operation since 1980; and is operated by Bill Patterson, a geophysicist, who has over 24 years of geophysical experience throughout Canada and the United States.

     The aerial and ground geophysical surveys indicated the presence of anomalous zones on the Henday Lake, Hocking Lake and PDC Properties, which warrant further exploration by diamond drilling.





Forward-Looking Statements.
--------------------------

     Discussions and information in this document that are not historical facts should be considered forward-looking statements. With regard to forward-looking statements, including those regarding the potential revenues from the mining and development of uranium properties, and the business prospects or any other aspect of the Company, actual results and business performance may differ materially from that projected or estimated in such forward-looking statements. The Company has attempted to identify in this document certain of the factors that it currently believes may cause actual future experience and results to differ from its current expectations. In addition to the risks cited above specific to the exploration and mining of uranium, differences may be caused by a variety of factors, including but not limited to, adverse economic conditions, entry of new and stronger competitors, inadequate capital and the inability to obtain funding from third parties, unexpected costs, inability to obtain or keep qualified personnel, and the volatility of uranium markets and prices.

Item 7. Financial Statements and Supplementary Data

     See Financial Statements and Supplementary Data following the signature page of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Glossary of Terms.
-----------------

Alteration Zone A change in the mineral composition of the rock brought about by physical or chemical means especially by the action of hydrothermal solutions.

Anomaly: A deviation from uniformity or regularity in geophysical or geochemical quantities.

Diamond Drilling: A variety of rotary drilling in which diamond bits are used as the rock cutting tool. It is a common method of prospecting for mineral deposits especially in development work where core samples are desired.

Drumlin: A low, smoothly rounded, elongated and oval hill, mound or ridge of compact glacial till, built under the margin of the ice and shaped by its flow; its longer axis is parallel to the direction of the movement of the ice. It usually has a blunt nose pointing in the direction from which the ice approached and a gentler slope tapering in the other direction.

Electromagnetic and Cesium Vapor Magnetometer Survey: An Electromagnetic Survey uses instruments to measure conductivity. Certain minerals are highly conductive such as graphite or sulfides. In the Athabasca area graphite is commonly associated with the occurrence of uranium deposits.

     The Cesium Vapor  Magnetometer  Survey is a  sophisticated  instrument that
measures  magnetic   intensities  of  sub-surface  rocks  which  is  an  aid  in interpretation of sub-surface geological structure.

     A combination of these surveys aids in the search for uranium deposits.

Fault: A zone of rock fracture along which there has been displacement.

Glacial Action: All processes due to the agency of glacier ice, such as erosion, transportation, and deposition.

Hydrothermal Alteration: Alteration of rocks or minerals by the reaction of such surface heated waters of magmatic origin.

Kaolin Anomaly; Illite Enrichment; Chloritization and Dravitization: These are alteration products derived from the decomposition of other rock forming minerals such as mica, and may be indicative of uranium or other mineralization in proximity.

Lithogeochemical Boulder Sampling: A method of collecting boulder chips on a grid basis, then laboratory analysis for detection of alteration products. The various alteration products are plotted on maps to indicate the presence of anomalous zones.

N.T.S. Sheets: These refer to map quadrangles in Northern Saskatchewan under the National Topographic System. Mineral claims are plotted on these sheets by the Energy and Mines Department of Saskatchewan so that mineral claim locations are easily determined.

Scintillometer Surveys: A scintillometer is a sophisticated geiger counter, which measures radioactivity; however, it can discriminate between uranium, thorium and potassium.

Unconformity: A substantial break or gap in the geologic record where a rock unit is overlain by another that is not next in stratigraphic succession, such as an interruption in the continuity of a depositional sequence of sedimentary rocks, or a break between eroded igneous rocks and younger sedimentary strata.

Yttrium: An element whose symbol is YT and has an atomic weight of 88.9, and is a decay element derived from uraniferous minerals.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following table sets forth as of April 30, 2000, the names and ages of the current directors and executive officers of the Company, and the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the board of directors. Executive officers serve terms of one year or until their death, resignation or removal by the board of directors. The present term of office of each director will expire at the next annual meeting of shareholders. Each executive officer will hold office until his successor duly is elected and qualified, until his resignation or until he is removed in the manner provided by the Company's bylaws.


Name of Director or Officer   Director
and Position in the Company    Since       Age    Office(s) Held and Other Business Experience
---------------------------   --------     ---    --------------------------------------------

Thornton J. Donaldson           1998       70     President  of the Company  since its  inception in
President                                         April 1998.  Secretary  of the Company  from April
                                                  1998 through  July 1998.  President of Rich Coast,
                                                  Inc.,  an  industrial   waste  treatment   company
                                                  located in Dearborn,  Michigan  from 1984 to 1993,
                                                  and a Director  of Rich Coast,  Inc.  from 1993 to
                                                  1999. Director of Lorex Resources, Ltd., a mineral
                                                  exploration company located in Vancouver,  British
                                                  Columbia  since  July  1999.  President  and  sole
                                                  director  of United  Corporate  Advisers  Ltd.,  a
                                                  geological  and  financial   consulting   business
                                                  founded by Mr. Donaldson in 1970. Self-employed as
                                                  a consulting  geologist and financial advisor from
                                                  1978 through the present.

William G. Timmins              1998       62     Secretary   of  the   Company   since  July  1998.
Secretary                                         Self-employed  as  President  of WGT  Consultants,
                                                  Ltd.   from  1983  to  present  as  a   geological
                                                  consultant  for  numerous   mining   companies  in
                                                  Canada,  the  United  States,  Central  and  South
                                                  America,  Australia  and New Zealand.  Director of
                                                  Monalta  Resources  Ltd.,  a  mineral  exploration
                                                  company   located  in  West   Vancouver,   British
                                                  Columbia from April 1998 to present.





Name of Director or Officer   Director
and Position in the Company    Since       Age    Office(s) Held and Other Business Experience
---------------------------   --------     ---    --------------------------------------------

James R. Billingsley            1998       77     Chairman and Director of Pacific Amber  Resources,
                                                  from December 1998 to present. President and Chief
                                                  Executive Officer of Glamis Gold, a public company
                                                  engaged in gold  mining,  from August 1988 through
                                                  December 1998.  Vice  President-Administration  of
                                                  Glamis Gold from August 1993 through August 1998.

E.G. (Ed) Mowatt                1998       47     Self-employed  financial consultant,  from January
                                                  1999 to  present.  Chief  Financial  Officer and a
                                                  Director  of  Tracer  Petroleum   Corporation,   a
                                                  British Columbia based  international  oil and gas
                                                  company with  interests  in Indonesia  and Canada,
                                                  from  1994  through  January  1999.  Secretary  of
                                                  Tracer  Petroleum  Corporation  from 1996  through
                                                  January 1999. Chartered accountant since 1989.

     Except as indicated in the above table, no director of the Company is a director of an entity that has its securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

     The Board of Directors currently serves as the Company's Audit Committee. The Company may appoint a separate committee before the end of the year.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.
--------------------------------------------------------------------

     Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's directors and certain of its officers to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and NASDAQ. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that all reports on Forms 3, 4 or 5 required to be filed were filed on a timely basis for the fiscal year ended April 30, 2000, except Forms 3 and Forms 5 were filed late for Thornton Donaldson, James Billingsley, Ed Mowatt, and William Timmins.

Item 10.  Executive Compensation

Compensation and other Benefits of Executive Officers.
-----------------------------------------------------

     The Company's president and other executive officers did not receive any compensation or other benefits between the inception of the Company (April 3, 1998) and April 30, 2000, its last fiscal year end.

Stock Option Plan.

     The Board of Directors of the Company has cancelled the 1999 Stock Option Plan, and adopted instead the 2000 Stock Option Plan, effective June 15, 2000. The stock option plan was adopted in order to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to the Company's employees and to promote the success of the Company's business. The Company has reserved 1,200,000 shares of its Common Stock under the stock option plan. As of the date of this Report, no options have been granted under the stock option plan.

Agreements with Management.
--------------------------

     There are no other arrangements or understandings between any executive officer and any director or other person pursuant to which any person was selected as a director or an executive officer.

Option/Stock Appreciation Rights ("SAR") Grants during the most recently completed Fiscal Year
--------------------------------------------------------------------------------

     No stock options have granted by the Company during the previous fiscal year to the Named Executive Officers of the Company

Aggregated Option/SAR Exercised in Last Financial Year and Fiscal Year-End Option/SAR Values.
--------------------------------------------------------------------------------

     None.

Compensation of Directors.
-------------------------

     No pension or retirement benefit plan has been instituted by the Company and none is proposed at this time and there is no arrangement for compensation with respect to termination of the directors in the event of change of control of the Company.

Benefit Plans.
-------------

     The Company currently has no retirement, pension, profit-sharing or insurance or medical reimbursement plans covering its officers and directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of April 30, 2000, the number of shares of the Company's outstanding $0.001 par value common stock beneficially owned by each of the Company's current directors and the Company's executive officers, the number of shares beneficially owned by all of the Company's current directors and named executive officers as a group, and the number of shares owned by each person who owned of record, or was known to own beneficially, more than 5% of the Company's outstanding shares of common stock:

                                                                  Amount and             Percent of
        Name of                                              Nature of Beneficial          Common
    Beneficial Owner                  Position                    Ownership                 Stock
    ----------------                  --------               --------------------        ----------

Thornton J. Donaldson                 President and               397,000(1)                5.73%
206 - 475 Howe Street                 Director
Vancouver, B.C. V6C 2B3




                                                                  Amount and             Percent of
        Name of                                              Nature of Beneficial          Common
    Beneficial Owner                  Position                    Ownership                 Stock
    ----------------                  --------               --------------------        ----------

William G. Timmins                    Secretary and               250,000(2)                3.61%
410 - 455 Granville Street            Director
Vancouver, B.C. V6C 1T1

James R. Billingsley                  Director                    100,000(3)                1.44%
3157 West 33rd Avenue
Vancouver, B.C. V6N 2G6

E.G. (Ed) Mowatt                      Director                    100,000(4)                1.44%
4217 Coventry Way
N. Vancouver, B.C. V7N 4M9

All directors and executive                                       847,000(5)               12.23%
officers as a group
(four persons)

Pacific Amber Resources, Ltd.            --                       650,000                 9.38%
1818 - 701 West Georgia Street
Vancouver, B.C.  V7Y 1C6

Pandora Industries Inc.                  --                       450,000                 6.50%
1818 - 701 West Georgia Street
Vancouver, B.C.  V6P 4X6

Mark T. Smith                            --                       600,000                 8.66%
5090 Warwick Terrace
Pittsburgh, PA  15213

------------------

(1) Includes 22,000 shares owned by Mr. Donaldson's spouse and 275,000 shares owned by United Corporate Advisors, Ltd., of which Mr. Donaldson is the President, a Director and shareholder.

(2)  Includes 150,000 shares owned by Mr. Timmins' spouse.

(3)  Includes 50,000 shares owned by Mr. Billingsley's spouse.

(4) Includes 30,000 shares owned Mr. Mowatt's spouse and 30,000 shares owned Mr. Mowatt's daughter.

(5)  Includes securities reflected in footnotes 1 - 4.

     There are no current arrangements or agreements pledging securities that could in the future result in a change of control of the Company.

Item 12.   Certain Relationships and Related Transactions

     James R. Billingsley, a director of the Company, is the registered owner of the entire Billingsley Claim, and thus, has an interest in the Company's option to acquire rights to explore and develop the Billingsley Claim. In addition, Mr. Billingsley is a Director of Pacific Amber Resources Ltd., and therefore, has an interest in the Company's Property Option Agreement with Pacific Amber Resources Ltd. with respect to the PDC Properties. The Board of Directors of the Company is aware of Mr. Billingsley's interests in the Billingsley Claim and in Pacific Amber Resources Ltd. The terms of the option agreement were negotiated by Thornton Donaldson and Mr. Billingsley before Mr. Billingsley became a Director of the Company. The agreement involving the Company and Mr. Billingsley's claim was handled as an arms-length transaction.

     Other than the transactions stated above, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company's outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred since its inception on April 3, 1998, or in any proposed transaction, which has materially affected or will affect the Company.


                                     PART IV

Item 13. Financial Statements, Schedules and Exhibits and Reports on Form 8-K

(a)      Financial Statements, Schedules and Exhibits:

         (1)  Financial Statements - Fiscal years ended April 30, 2000 and 1999

         (2)      Schedules

         (3)      Exhibits

(b) Reports on Form 8-K No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

(c)  Exhibits

          3.1  Articles of Incorporation. (1)

          3.2  Bylaws. (1)

          4.1  Stock Option Plan. (1)

          10.1 Letter Agreement with J.R. Billingsley dated July 29, 1998. (1)

          10.2 Extensions to Letter Agreement with J.R. Billingsley. (1)

          10.3 Joint Venture Agreement with Phelps Dodge Corporation of Canada, Ltd., dated December 16, 1998. (1)

          10.4 Property Option Agreement with Pacific Amber Resources Ltd. dated March 24, 1999. (1)

          10.5.Amendment  to  Property  Option   Agreement  with  Pacific  Amber
               Resources Ltd. dated October 7, 1999. (1)

          10.6 Asset Purchase Agreement from Athabasca dated April 13, 1998. (2)

          10.7 Letter from Phelps Dodge Corporation extending deadline to May 31, 2000. (2)

          10.8 Letter from Pacific Amber Terminating its Option. Filed Herewith.

          27.1 Financial Data Schedule. Filed herewith.

------------------

(1) Incorporated by reference from the Company's Form 10-SB, filed October 14, 1999, File # 0-27659.
(2) Incorporated by reference from the Company's Form 10-SB/A No. 1, filed January 20, 2000, File # 0-27659.

(d) Schedules. Schedules are omitted as the information is not required or not applicable, or the required information is shown in the financial statements or notes to those statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       URANIUM POWER CORPORATION



Date:  July 25, 2000                   By: /s/ Thornton J. Donaldson
                                           ------------------------------------
                                           Thornton J. Donaldson, President and
                                           Director


Date:  July 25, 2000                   By: /s/ William G. Timmins
                                           -------------------------------------
                                           William G. Timmins, Secretary and
                                           Director

URANIUM POWER CORPORATION


Financial Statements
April 30, 2000 and 1999
(U.S. Dollars)






        INDEX                                                               Page
        -----                                                               ----

        Report of Independent Chartered Accountants                          F-1

        Financial Statements

        Balance Sheets                                                       F-2

        Statements of Operations                                             F-3

        Statements of Stockholders' Equity                                   F-4

        Statements of Cash Flows                                             F-5

        Notes to Financial Statements                                   F-6-F-10

                   REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS


TO THE DIRECTORS
OF URANIUM POWER CORPORATION


We have audited the accompanying balance sheets of Uranium Power Corporation (An Exploration Stage Company) as at April 30, 2000 and 1999 and the related statements of operations, stockholders' equity and statements of cash flows for the years ended April 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements presents fairly, in all material respects, the financial position of the Company as at April 30, 2000 and 1999 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has no revenues and limited capital which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Chartered Accountants
Chartered Accountants

Vancouver, Canada
May 26, 2000


URANIUM POWER CORPORATION
(An Exploration Stage Company)
Balance Sheets
April 30
(U.S. Dollars)

--------------------------------------------------------------------------------------------------------------
                                                                                   2000                 1999
--------------------------------------------------------------------------------------------------------------

Assets

Current
  Cash ...................................................................    $   5,706             $   3,149
  Accounts receivable ....................................................        4,866                     0
                                                                              ---------             ---------


                                                                                 10,572                 3,149
Properties (note 5) ......................................................       93,600                59,459
                                                                              ---------             ---------


Total Assets .............................................................    $ 104,172             $  62,608
                                                                              =========             =========


Liabilities


Accounts Payable and Accrued Liabilities .................................    $  79,572             $   3,082
                                                                              ---------             ---------


Stockholders' Equity


Capital Stock
  Authorized
    40,000,000 Common stock with a par value of $0.001 each
    10,000,000 Preferred stock with a par value of $0.001 each
  Issued
     6,927,500 Common stock (1999 - 6,277,500) ...........................        6,928                 6,278
Treasury Stock
    23,000 Common stock (1999 - Nil) .....................................          (23)                    0
Additional Paid-In Capital ...............................................      548,845               264,684
Deficit Accumulated During Exploration Stage .............................     (531,150)             (211,436)
                                                                              ---------             ---------


Total Stockholders' Equity ...............................................       24,600                59,526
                                                                              ---------             ---------

Total Liabilities and Stockholders' Equity ...............................    $ 104,172             $  62,608
                                                                              =========             =========



                                       F-2
See notes to financial statements.


URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statements of Operations
(U.S. Dollars)

-----------------------------------------------------------------------------------------------------------------------

                                                                                                             From
                                                                                                         Inception on
                                                                                                         April 3, 1998
                                                                                        April 3 to          Through
                                                       Year Ended April 30,              April 30,         April 30,
                                                       2000              1999              1998              2000
-----------------------------------------------------------------------------------------------------------------------

Expenditures
  Exploration costs (note 3) ................     $   274,727       $   136,796       $         0       $   411,523
  Professional fees .........................          34,256            18,732                 0            52,988
  Rent ......................................           6,513               875                 0             7,388
  Advertising and promotion .................           5,237            29,900                 0            35,137
  Transfer agent fee ........................           1,532               651                 0             2,183
  Travel ....................................             236            17,909                 0            18,145
  Incorporation cost written off ............               0                 0               700               700
  Office ....................................          (2,787)            5,873                 0             3,086
                                                  -----------       -----------       -----------       -----------

Net Loss for Year ...........................     $  (319,714)      $  (210,736)      $      (700)      $  (531,150)
                                                  -----------       -----------       -----------       -----------


Net Loss Per Share ..........................     $     (0.05)      $     (0.03)      $     (0.00)
                                                  -----------       -----------       -----------


Weighted Average Number of
  Shares Outstanding ........................       6,467,149         6,026,541           279,542
                                                  -----------       -----------       -----------





                                       F-3
See notes to financial statements.


URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statements of Stockholders' Equity
Year Ended April 30, 2000
(U.S. Dollars)

----------------------------------------------------------------------------------------------------------------------------------

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                          Additional     During the      Total
                                        Common Stock                 Treasury Stock         Paid-In     Exploration  Stockholders'
                                    Shares       Par Value        Shares      Par Value     Capital        Stage         Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 1998 ........  6,000,000    $    6,000             0    $        0    $   91,834    $     (700)   $   97,134
Common stock issued
  For subscriptions ............  1,000,000         1,000             0             0       606,005             0       607,005
  For resource properties ......    200,000           200             0             0       137,131             0       137,331
Share issue costs ..............          0             0             0             0       (15,586)            0       (15,586)
Net loss .......................          0             0             0             0             0      (210,736)     (210,736)
Common stock returned to
  treasury for cancellation
  (note 8(b)) ..................   (922,500)         (922)            0             0      (554,700)            0      (555,622)
                                 ----------    ----------    ----------    ----------    ----------    ----------    ----------


Balance April 30, 1999 .........  6,277,500         6,278             0             0       264,684      (211,436)       59,526
Common stock issued for cash ...    600,000           600             0             0       299,400             0       300,000
Common stock issued for
  finder's fee .................     50,000            50             0             0        24,950             0        25,000
Treasury stock (note 8(b)) .....          0             0       (23,000)          (23)      (15,189)            0       (15,212)
Share issue costs ..............          0             0             0             0       (25,000)            0       (25,000)
Net loss for year ended
  April 30, 2000 ...............          0             0             0             0             0      (319,714)     (319,714)
                                 ----------    ----------    ----------    ----------    ----------    ----------    ----------


Balance, April 30, 2000 ........  6,927,500    $    6,928       (23,000)   $      (23)   $  548,845    $ (531,150)   $   24,600
                                 ----------    ----------    ----------    ----------    ----------    ----------    ----------





                                       F-4
See notes to financial statements.

URANIUM POWER CORPORATION
(Exploration Stage Company)
Statements of Cash Flows
(U.S. Dollars)

---------------------------------------------------------------------------------------------------------------------------
                                                                                                                 From
                                                                                                              Inception on
                                                                                                              April 3, 1998
                                                                                           April 3, 1998        Through
                                                              Year Ended April 30,          to April 30,       April 30,
                                                              2000             1999             1998             2000
---------------------------------------------------------------------------------------------------------------------------
Operating Activities
  Net loss .............................................   $(319,714)       $(210,736)       $    (700)       $(531,150)
  Adjustments to reconcile net
    loss to net cash used in operating activities
      Exploration costs acquired for shares ............           0          137,268                0          137,268

Changes In Non-Cash Working Capital
  Accounts receivable ..................................      (4,866)               0                0           (4,866)
  Accounts payable .....................................      76,490            3,082                0           79,572
                                                           ---------        ---------        ---------        ---------


Net Cash Used By Operating Activities ..................    (248,090)         (70,386)            (700)        (319,176)
                                                           ---------        ---------        ---------        ---------


Cash Flows Used By Investing Activity
  Property acquisition .................................      (9,141)               0                0           (9,141)
                                                           ---------        ---------        ---------        ---------

Cash Flows From Financing Activities
  Issuance of shares for cash ..........................     300,000           51,446           38,375          389,821
  Common stock returned to treasury ....................     (15,212)               0                0          (15,212)
  Share issue costs ....................................     (25,000)         (15,586)               0          (40,586)
                                                           ---------        ---------        ---------        ---------

                                                             259,788           35,860           38,375          334,023
                                                           ---------        ---------        ---------        ---------

Inflow (Outflow) of Cash ...............................       2,557          (34,526)          37,675            5,706
Cash, Beginning of Period ..............................       3,149           37,675                0                0
                                                           ---------        ---------        ---------        ---------

Cash, End of Period ....................................   $   5,706        $   3,149        $  37,675        $   5,706
                                                           ---------        ---------        ---------        ---------

Non-Cash Financing Activities
  Common stock issued for
    resource properties ................................   $       0        $ 137,331        $  97,834        $ 235,165
  Common stock issued for
    finder's fee .......................................      25,000                0                0           25,000
                                                           ---------        ---------        ---------        ---------




                                       F-5
See notes to financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Years Ended April 30, 2000 and 1999 and Period From April 3, 1998 (Inception) Through April 30, 2000
(U.S. Dollars)
--------------------------------------------------------------------------------

1.   ORGANIZATION AND NATURE OF BUSINESS

     The Company was incorporated on April 3, 1998 under the laws of the State of Colorado. The Company is in the exploration stage as defined in statement No. 7 of the Financial Accounting Standards Board. The principal business activity is the exploration and development of natural resource properties principally in Canada.

2.   GOING CONCERN

     These financial statements have been prepared in accordance with generally accepted accounting principles on a going-concern basis. This presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future. Management intends to raise additional capital through share issuances to finance operations.

     The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has an accumulated deficit of $531,150. These factors raise substantial doubt about the Company's ability to continue as a going-concern and is dependent on its ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of these matters cannot be predicted. These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

3.   REALIZATION OF ASSETS

     The investment in options on resource properties comprises a significant portion of the Company's assets. Recovery of the carrying value of the investment in resource properties is dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete the exploration and development, the attainment of future profitable production or the disposition of the properties for proceeds in excess of their carrying value.

4.   SIGNIFICANT ACCOUNTING POLICIES

     (a)  Exploration stage expenditures

          The Company expenses all expenditures for exploration of properties as they are incurred where the properties do not have proven mineral reserves.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Years Ended April 30, 2000 and 1999 and Period From April 3, 1998 (Inception) Through April 30, 2000
(U.S. Dollars)
--------------------------------------------------------------------------------

4.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (b)  Foreign currency translation

          The Company's operations and activities are conducted principally in Canada, hence the Canadian dollar is the functional currency which is translated into U.S. dollars for reporting purposes as follows:

          (i) Monetary assets and liabilities at the rate of exchange in effect as at the balance sheet date;

          (ii) Non-monetary   assets  and  liabilities  at  the  exchange  rates
               prevailing at the time of the acquisition of the assets or assumption of the liabilities; and,

          (iii)Revenues and expenditures at the average rate of exchange for the year.

          Gains and losses arising from this translation of foreign currency are not significant and are included in the determination of net loss.

     (c)  Comprehensive income (loss)

          The Company has no other comprehensive income or loss. Accordingly, comprehensive loss is the same as net loss.

     (d)  Loss per share

          Loss per share calculations are based on the weighted average number of shares outstanding during the period. Diluted loss per share has not been presented separately as the outstanding warrants are anti-dilutive for each of the periods presented.

     (e)  Use of estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

     (f)  Financial instruments

          The Company's financial instruments consist of cash and accounts payable and accrued liabilities. It is management's opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Years Ended April 30, 2000 and 1999 and Period From April 3, 1998 (Inception) Through April 30, 2000
(U.S. Dollars)
--------------------------------------------------------------------------------

5.   PROPERTIES

     (a)  Hocking Lake Property and Henday Lake Property

          By agreement dated April 13, 1998, the Company acquired all the assets of Athabasca Uranium Syndicate (a British Columbia, Canada syndicate) which consisted of cash and the Hocking Lake Property and Henday Lake Property. These properties were acquired in 1997 by the syndicate for $59,459 ($82,270 Cdn) and are reflected in the financial statements at the sellers' historical cost as the sellers are the controlling shareholders.

          Consideration given to the members of the syndicate was 6,000,000 common shares of the Company at a par value of $0.001 each issued and a stated value of $97,834, being the cost of the assets acquired.

     (b)  Saskatchewan Uranium Properties

          By agreement dated December 16, 1998, the Company has options to acquire a 100% interest in 11 mining claims in Saskatchewan, Canada, upon incurring cumulative expenditures of approximately $338,000 (Cdn. $500,000) by May 31, 2000 as amended and an additional approximate $1,712,000 (Cdn. $2,500,000) by December 31, 2002. The optioner can earn back a 35% interest by incurring cumulative expenditures of not less than approximately $2,054,000 (Cdn. $3,000,000) before December 31, 2006. A royalty is payable at 2% of gross value (as defined) of production if the optioner does not earn back the 35% interest.

          By an agreement dated March 24, 1999, between the Company and Pacific Amber Resources Ltd. ("Pacific"), the latter will earn a 50% interest in the Saskatchewan Uranium Properties and all of the Company's rights, licences and permits pertinent thereto held for the specific use and enjoyment thereof by completing the initial program and incurring $338,000 (Cdn. $500,000) in expenditures on or before December 31, 1999, as amended. A total of approximately $339,000 (Cdn. $498,250) was incurred as of April 30, 2000. In return, the Company issued the optionee 200,000 common shares at a deemed value of $0.65 each.

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

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Years Ended April 30, 2000 and 1999 and Period From April 3, 1998 (Inception) Through April 30, 2000
(U.S. Dollars)
--------------------------------------------------------------------------------

5.   PROPERTIES (Continued)

     (c)  Northern mining property

          By  agreement  dated July 29, 1998  (subsequently  extended to July 1,
          1999) the Company acquired a 100% interest in a mining claim in Northern Mining District, Saskatchewan by issuing 50,000 free trading shares as a finder's fee to an unrelated party and paying $13,375 Cdn. to the owner of the property. The owner has the right to receive $0.35 per pound of the product from the claim if the price of the product is $18.00 per pound or less and $0.50 per pound where the price of the product is $18.00 per pound or more.

          The transaction was accounted for valuing the shares issued at $25,000 plus the seller's historical cost of $9,141 ($13,375 Cdn.).

6.   STOCK OPTION PLAN

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

7.   WARRANTS

     During the year ended April 30, 2000, the Company issued 600,000 warrants each exercisable into one share of common stock at $0.50 per share. The warrants expire October 7, 2001.

8.   COMMON STOCK

     (a)  Subscriptions not paid

          In April 1999, the Company received subscriptions and issued a Treasury Order for the issue of 922,500 common shares. These shares were unpaid at April 30, 1999 and were held by the Company pending receipt of the proceeds of issue. As the funds were not received the shares were returned to treasury for cancellation in June 1999.

     (b)  Treasury stock

          During the year ended April 30, 2000 the Company purchased 23,000 shares of its capital stock from the original owners who had acquired the shares prior to April 30, 1999 in a private placement. The stock was purchased for the same amount as the proceeds from original issue.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Years Ended April 30, 2000 and 1999 and Period From April 3, 1998 (Inception) Through April 30, 2000
(U.S. Dollars)
--------------------------------------------------------------------------------

9.   RELATED PARTY TRANSACTIONS

     The following non-arm's length transactions occurred with parties who are related by way of minority shares ownership in the capital stock of the Company and being a director of the Company and corporate shareholders.

     (a) Acquisition of assets of Athabasca Uranium Syndicate (note 5(a)) in exchange for 6,000,000 common shares.

     (b) Agreement with Pacific Amber Resources Ltd. (note 5(b)) and issuance of 200,000 common shares under the agreement.

     (c) Option to acquire an interest in a mining claim from a minority shareholder who is an officer and director (note 5(c)).

10.  INCOME TAXES

     A deferred tax asset stemming from the Company's net operating loss carry forward, has been reduced by a valuation account to zero due to uncertainties regarding the utilization of the deferred assets. At April 30, 2000, the Company has available a net operating loss carry forward of approximately $175,000 which it may use to offset future United States federal taxable income. The net operating loss carry forward if not utilized, will begin to expire in 2017.

                                  EXHIBIT INDEX


3.1     Articles of Incorporation. (1)

3.2     Bylaws. (1)

4.1     Stock Option Plan. (1)

10.1    Letter Agreement with J.R. Billingsley dated July 29, 1998. (1)

10.2    Extensions to Letter Agreement with J.R. Billingsley. (1)

10.3 Joint Venture Agreement with Phelps Dodge Corporation of Canada, Ltd., dated December 16, 1998. (1)

10.4 Property Option Agreement with Pacific Amber Resources Ltd. dated March 24, 1999. (1)

10.5. Amendment to Property Option Agreement with Pacific Amber Resources Ltd. dated October 7, 1999. (1)

10.6    Asset Purchase Agreement from Athabasca dated April 13, 1998. (2)

10.7    Letter  from  Phelps  Dodge  Corporation  extending  deadline to May 31,
        2000. (2)

10.8    Letter from Pacific Amber Terminating its Option.  Filed Herewith.

27.1    Financial Data Schedule.  Filed herewith.

---------------

(1) Incorporated by reference from the Company's Form 10-SB, filed October 14, 1999, File # 0-27659.

(2) Incorporated by reference from the Company's Form 10-SB/A No. 1, filed January 20, 2000, File # 0-27659.