Form 10QSB
period 2000-07-31
URANIUM POWER CORP
filed 2000-09-14
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended July 31, 2000
     OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to             .
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

The number of shares outstanding of the issuer's classes of common equity, as of July 31, 2000 is 6,927,500 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):  YES  [ ]    NO [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------


URANIUM POWER CORPORATION


Financial Statements
July 31, 2000
(Unaudited - Prepared by Management)
(U.S. Dollars)






         INDEX                                                            Page
         -----                                                            ----
         Balance Sheet                                                      1

         Statements of Operations                                           2

         Statement of Stockholders' Equity                                  3

         Statement of Cash Flows                                            4

         Notes to Financial Statements                                      5-7


URANIUM POWER CORPORATION
(An Exploration Stage Company)
Balance Sheets
July 31, 2000 (Unaudited) and April 30, 2000
(U.S. Dollars)

                                                                                   July 31,            April 30,
                                                                                    2000                 2000
                                                                                  ---------            --------
                                                                                 (unaudited)           (audited)
Assets

Current
  Cash ......................................................................     $     134            $   5,706
  Accounts receivable .......................................................         5,497                4,866
                                                                                  ---------            ---------

                                                                                      5,631               10,572
Properties (note 4) .........................................................        93,600               93,600
                                                                                  ---------            ---------

                                                                                  $  99,231            $ 104,172
                                                                                  =========            =========

Liabilities

Accounts Payable and Accrued Liabilities ....................................     $  82,511            $  79,572
                                                                                  ---------            ---------


Stockholders' Equity

Capital Stock
  Authorized
    40,000,000 shares common stock with a par value of $0.001 each
    10,000,000 shares preferred stock with a par value of $0.001 each
 Issued
      6,927,500 shares common stock .........................................         6,928                6,928
Treasury Stock
    23,000 shares common stock ..............................................           (23)                 (23)
Additional Paid-In Capital ..................................................       548,845              548,845
Comprehensive Income (Unrealized currency exchange gain) ....................         2,057                    0
Deficit Accumulated During Exploration Stage ................................      (541,087)            (531,150)
                                                                                  ---------            ---------

Total Stockholders' Equity ..................................................        16,720               24,600
                                                                                  ---------            ---------

                                                                                  $  99,231            $ 104,172
                                                                                  =========            =========

See notes to financial statements


URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statements of Operations
Three Months Ended July 31, 2000 and 1999 (Unaudited)
(U.S. Dollars)


                                                                                                       Cumulative
                                                                                                     Amounts During
                                                                                                      Exploration
                                                              Three Months Ended July 31,                Stage
                                                             2000                    1999            (Since 04/03/98)
                                                             ----                    ----             --------------

  Exploration costs ...............................    $     2,107             $     1,660             $   413,630
  Advertising and promotion .......................              0                       0                  35,137
  Professional fees ...............................          4,273                   7,411                  57,261
  Travel ..........................................              0                       0                  18,145
  Rent ............................................          2,022                   1,005                   9,410
  Office ..........................................          1,155                  (3,283)                  4,241
  Transfer agent fee ..............................            380                     151                   2,563
  Incorporation cost written off ..................              0                       0                     700
                                                       -----------             -----------             -----------

Net Loss for Period ...............................    $    (9,937)            $    (6,944)            $  (541,087)
                                                       ===========             ===========             ===========

Loss Per Share ....................................                            $     (0.00)            $     (0.00)
                                                       ===========             ===========             ===========
Weighted Average Number of
  Shares Outstanding ..............................      6,927,500               6,266,500
                                                       ===========             ===========             ===========



See notes to financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statements of Stockholders' Equity
Three Months Ended July 31, 2000 (Unaudited) and Years Ended April 30, 2000 and 1999
(U.S. Dollars)
                                           Common Stock                Treasury Stock
                                      Shares        Par Value      Shares        Par Value
                                      ------        ---------      ------        ---------
Balance, April 30, 1998 .........    6,000,000    $    6,000             0    $        0
Common stock issued
  For subscriptions .............    1,000,000         1,000             0             0
  For resource properties .......      200,000           200             0             0
Share issue costs ...............            0             0             0             0
Net loss ........................            0             0             0             0
Common stock returned
  to treasury for
  cancellation ..................     (922,500)         (922)            0             0
                                    ----------    ----------    ----------    ----------

Balance April 30, 1999 ..........    6,277,500         6,278             0             0
Common stock issued
  for cash ......................      600,000           600             0             0
Common stock issued
  for finder's fee ..............       50,000            50             0             0
Treasury stock ..................            0             0       (23,000)          (23)
Share issue costs ...............            0             0             0             0
Net loss ........................            0             0             0             0
                                    ----------    ----------    ----------    ----------

Balance, April 30, 2000 .........    6,927,500         6,928       (23,000)          (23)
Unaudited Information
  Comprehensive income ..........            0             0             0             0
  Net loss ......................            0             0             0             0
                                    ----------    ----------    ----------    ----------

Balance, July 31, 2000 ..........    6,927,500    $    6,928       (23,000)   $      (23)
                                    ==========    ==========    ==========    ==========
                                                                     Deficit
                                                                   Accumulated
                                      Additional                    During the     Total
                                       Paid-In      Comprehensive  Exploration  Stockholders'
                                       Capital         Income         Stage        Equity
                                      ----------    -------------  -----------  -------------
Balance, April 30, 1998 .........   $   91,834    $        0   $     (700)   $   97,134
Common stock issued
  For subscriptions .............      606,005             0            0       607,005
  For resource properties .......      137,131             0            0       137,331
Share issue costs ...............      (15,586)            0            0       (15,586)
Net loss ........................            0             0     (210,736)     (210,736)
Common stock returned
  to treasury for
  cancellation ..................     (554,700)            0            0      (555,622)
                                    ----------    ----------   ----------    ----------


Balance April 30, 1999 ..........      264,684             0     (211,436)       59,526
Common stock issued
  for cash ......................      299,400             0            0       300,000
Common stock issued
  for finder's fee ..............       24,950             0            0        25,000
Treasury stock ..................      (15,189)            0            0       (15,212)
Share issue costs ...............      (25,000)            0            0       (25,000)
Net loss ........................            0             0     (319,714)     (319,714)
                                    ----------    ----------   ----------    ----------


Balance, April 30, 2000 .........      548,845             0     (319,714)       24,600
Unaudited Information
  Comprehensive income ..........            0         2,057            0         2,057
  Net loss ......................            0             0       (9,937)       (9,937)
                                    ----------    ----------   ----------    ----------


Balance, July 31, 2000 ..........   $  548,845    $    2,057   $ (541,087)   $   16,720
                                    ==========    ==========   ==========    ==========

See notes to financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statements of Cash Flow
Three Months Ended July 31, 2000 and 1999 (Unaudited)
(U.S. Dollars)


                                                                                                                 From
                                                                                                             Inception on
                                                                                                             April 4, 1998
                                                                                                               Through
                                                                      Three Months Ended July 31,              July 31,
                                                                       2000                 1999                 2000
                                                                       ----                 ----             -------------
Operating Activities
  Net loss ....................................................    $  (9,937)           $  (6,944)           $(541,087)
  Comprehensive income ........................................        2,057                    0                2,057
  Adjustments to reconcile net
    loss to net cash used in operating activities
      Exploration costs acquired for shares ...................            0                    0              137,268

Changes In Non-Cash Working Capital
  Accounts receivable .........................................         (631)                   0               (5,497)
  Accounts payable ............................................        2,939                 (426)              82,511
                                                                   ---------            ---------            ---------
Net Cash Used By Operating Activities .........................       (5,572)              (7,370)            (324,748)
                                                                   ---------            ---------            ---------
Cash Flows Used By Investing Activity
  Property acquisition ........................................            0                    0               (9,141)
                                                                   ---------            ---------            ---------
Cash Flows From Financing Activities
  Issuance of shares for cash .................................            0               (7,306)             389,821
  Loan payable ................................................            0               19,916                    0
  Common stock returned to treasury ...........................            0                    0              (15,212)
  Share issue costs ...........................................            0                    0              (40,586)
                                                                   ---------            ---------            ---------

                                                                           0               12,610              334,023
                                                                   ---------            ---------            ---------

Inflow (Outflow) of Cash ......................................       (5,572)               5,240                  134
Cash, Beginning of Period .....................................        5,706                3,149                    0
                                                                   ---------            ---------            ---------

Cash, End of Period ...........................................    $     134            $   8,389            $     134
                                                                   =========            =========            =========
Non-Cash Financing Activities
  Common stock issued for
    resource properties .......................................    $       0            $       0            $ 235,165
  Common stock issued for
    finder's fee ..............................................            0                    0               25,000
                                                                   =========            =========            =========




See notes to financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Three Months Ended July 31, 2000 and 1999 (Unaudited)
(U.S. Dollars)
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION

         These unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements for the year ended April 30, 2000.

         In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at July 31, 2000 and April 30, 2000 and the consolidated results of operations and the statement of cash flows for the three months ended July 31, 2000. The results of operations for the three months ended July 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

         The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has an accumulated deficit of $541,087. These factors raise substantial doubt about the Company's ability to continue as a going-concern and is dependent on its ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of these matters cannot be predicted. These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

3.       LOSS PER SHARE

         Net loss per share computations are based on the weighted average number of shares outstanding during the period.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Three Months Ended July 31, 2000 and 1999 (Unaudited)
(U.S. Dollars)
--------------------------------------------------------------------------------

4.       PROPERTIES

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

                  By an agreement dated March 24, 1999, between the Company and Pacific Amber Resources Ltd. ("Pacific"), the latter would earn a 50% interest in the Saskatchewan Uranium Properties and all of the Company's rights, licences and permits pertinent thereto held for the specific use and enjoyment thereof by completing the initial program and incurring $338,000 (Cdn. $500,000) in expenditures on or before December 31, 1999, as amended. A total of approximately $339,000 (Cdn. $498,250) was incurred as of April 30, 2000. In return, the Company issued the optionee 200,000 common shares at a deemed value of $0.65 each. On May 11, 2000, Pacific informed the Company that it was withdrawing from the Property Option Agreement.

                  All exploration costs incurred on these properties have been expensed as incurred resulting in no recognition of an asset on the balance sheet. Additionally the Company's issuance of 200,000 shares to Pacific was expensed as exploration costs when incurred.

         (c)      Northern mining property

                  By agreement dated July 29, 1998 (subsequently extended to July 1, 1999) the Company acquired a 100% interest in a mining claim in Northern Mining District, Saskatchewan by issuing 50,000 free trading shares as a finder's fee to an unrelated party and paying $13,375 Cdn. to the owner of the property. The owner has the right to receive $0.35 per pound of the

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Three Months Ended July 31, 2000 and 1999 (Unaudited)
(U.S. Dollars)
--------------------------------------------------------------------------------


4.       PROPERTIES (Continued)

                  product from the claim if the price of the product is $18.00 per pound or less and $0.50 per pound where the price of the product is $18.00 per pound or more.

                  The transaction was accounted for valuing the shares issued at $25,000 plus the seller's historical cost of $9,141 ($13,375 Cdn.).

5.       STOCK OPTION PLAN

         The Company has adopted an incentive and a nonstatutory stock option plan effective August 31, 1999 ("the 1999 plan") whereby up to 1,200,000 shares of common stock may be optioned up to August 31, 2009 or unless sooner terminated. The options can then be exercised up to 10 years from the grant date. Incentive stock options granted will have an exercise price of not less than 100% of fair market value (as defined) per share on the date of grant. Options are granted for a term not to exceed ten years, except incentive options granted to persons owning more than 10% of the combined voting stock of all classes, in which case the term may not exceed five years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

     The following information should be read in conjunction with the unaudited consolidated financial statements included herein, which are prepared in accordance with generally accepted accounting principles ("GAAP") in the United States for interim financial information. All dollar amounts in this form are in U.S. dollars unless otherwise stated.

Results of Operations
---------------------

     As of the date of this Report, the operations of Uranium Power Corporation (the "Company") have been speculative. The Company incurred a loss in the quarter ended July 31, 2000, and has not had revenues from its operations to date. The Company has been dependent, and continues to rely upon, the sale of equity securities in order to fund its exploration activities. Its ability to continue its operations is dependent on the ability of the Company to continue to obtain financing.

     The Company is involved in the exploration of uranium properties located in the Athabasca Basin of northern Saskatchewan, Canada. It owns a 100% interest in two properties totaling 78,352 acres, and has options to acquire a 100% interest in seven additional properties totaling 79,705 acres. Six of these properties, with eleven mining claims, may be acquired through an option agreement with Phelps Dodge Corporation of Canada, Ltd. ("PDC"). The Company made an agreement with Pacific Amber Resources Ltd. ("PAR"), whereby PAR could earn 50% of the Company's interest in the PDC properties by completing an initial exploration program of $338,000 ($500,000 Can.) by the extended deadline of May 31, 2000. A total of $344,875 ($512,825 Can.) was expended as of May 31, 2000. Work consisted of 5,066 feet of diamond drilling in five holes, electromagnetic surveys (55 line miles) and lithogeochemical sampling. Anomalous uranium was encountered in two drill holes, and one of these also had anomalous nickel, cobalt and arsenic. This finding is typical of the type of uranium deposits found in the Athabasca Basin. On May 11, 2000, PAR informed the Company that it was withdrawing from the agreement.

     During the quarter ended July 31, 2000, no exploration work was conducted.

     During the quarter ended July 31, 2000, the Company recorded an expense of $2,107 for exploration costs in a prior quarter.

Changes in Financial Condition
------------------------------

     Net loss for the three-month period ended July 31, 2000 was $9,937, or $0.00 per share, compared with a net loss of $6,944, or $0.00 per share, for the same quarter of 1999. The Company will continue to rely on funding from financing sources in order to proceed with its development activities.

Forward-Looking Statements
--------------------------

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


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)      10.8 - Letter from Pacific Amber Terminating its Option. (1)

                  27.1 - Financial Data Schedule.  Filed Herewith.

----------------

(1) Incorporated by reference from the Company's Form 10-KSB, filed with the SEC on July 26, 2000.

(b) Reports on Form 8-K: During the quarter ended July 31, 2000, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                        URANIUM POWER CORPORATION



Date:  September 6, 2000                By: /s/ Thornton J. Donaldson
                                            ------------------------------------
                                            Thornton J. Donaldson, President and
                                            Director


Date:  September 6, 2000                By: /s/ William G. Timmins
                                            ------------------------------------
                                            William G. Timmins, Secretary and
                                            Director