Form 10QSB
period 2000-10-31
URANIUM POWER CORP
filed 2000-12-20
CIK 1096791

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended October 31, 2000
      OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to ___________.

COMMISSION FILE NUMBER:  0-27659
                         -------


                          URANIUM POWER CORPORATION
   ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            Colorado                                                None
-------------------------------                            --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


       206-475 Howe Street, Vancouver, British Columbia, Canada V6C 2B3
       ----------------------------------------------------------------
                   (Address of principal executive offices)

                                (604) 685-8355
                           ---------------------------
                           (Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES    X      NO
    -------      ______

The number of shares outstanding of the issuer's classes of common equity, as of October 31, 2000 is 7,047,500 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):  YES       NO  X
                                                               _____     ----

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


URANIUM POWER CORPORATION
(An Exploration Stage Company)


Financial Statements
October 31, 2000 and April 30, 2000
(Unaudited - Prepared by Management)
(U.S. Dollars)

        INDEX                                                             Page
        -----                                                             ----

        Financial Statements

        Balance Sheets                                                     1

        Statements of Operations                                           2

        Statements of Stockholders' Equity                                 3

        Statements of Cash Flows                                           4

        Notes to Financial Statements                                      5-7

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Balance Sheets
October 31, 2000 (Unaudited) and April 30, 2000
(U.S. Dollars)

=============================================================================================================
                                                                                  October 31,      April 30,
                                                                                     2000             2000
-------------------------------------------------------------------------------------------------------------
                                                                                   (unaudited)
Assets

Current
  Cash                                                                               $   2,519     $   5,706
  Accounts receivable                                                                      169         4,866
------------------------------------------------------------------------------------------------------------

                                                                                         2,688        10,572
Properties (note 4)                                                                     93,600        93,600
------------------------------------------------------------------------------------------------------------
Total Assets                                                                         $  96,288     $ 104,172
============================================================================================================
Liabilities

Accounts Payable and Accrued Liabilities                                             $  81,233     $  79,572
------------------------------------------------------------------------------------------------------------
Stockholders' Equity

Capital Stock
  Authorized
    40,000,000 shares common stock with a par value of $0.001 each
    10,000,000 shares preferred stock with a par value of $0.001 each
  Issued
      7,047,500 shares common stock                                                      7,048         6,928
Treasury Stock
    23,000 shares common stock                                                             (23)          (23)
Additional Paid-In Capital                                                             608,725       548,845
Other Comprehensive Income                                                               3,929             0
Deficit Accumulated During Exploration Stage                                          (604,624)     (531,150)
------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                              15,055        24,600
------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                           $  96,288     $ 104,172
============================================================================================================

See notes to financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statements of Operations
Three and Six Months Ended October 31, 2000 and 1999 (Unaudited) and Period from Inception to October 31, 2000
(U.S. Dollars)

============================================================================================================
                                                                                                 Cumulative
                                                                                                  Amounts
                                                                                                   During
                                                                                                Exploration
                                                                                                  Stage to
                               Three Months Ended October 31,   Six Months Ended October 31,    October 31,
                                     2000           1999             2000            1999           2000
------------------------------------------------------------------------------------------------------------
  Exploration costs                  $        0     $   40,506        $    2,107       $42,166      $413,630
  Advertising and promotion                   0          1,363                 0         1,363        35,137
  Professional fees                       1,591          5,508             5,864        12,919        58,852
  Investment banking services            60,000              0            60,000             0        60,000
  Travel                                      0              0                 0             0        18,145
  Rent                                    1,333          1,347             3,355         2,355        10,743
  Office                                    338            987             1,493        (2,297)        4,579
  Transfer agent fee                        275            325               655           476         2,838
  Incorporation cost written-off              0              0                 0             0           700
------------------------------------------------------------------------------------------------------------

Net Loss for Period                  $  (63,537)    $  (50,036)       $  (73,474)     $(56,982)    $(604,624)
============================================================================================================
Loss Per Share                       $    (0.01)    $    (0.01)       $    (0.01)      $ (0.01)
============================================================================================================

Weighted Average Number of
  Shares Outstanding                  7,007,500      6,422,945         6,967,500     6,354,723
============================================================================================================

See notes to financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statements of Stockholders' Equity
Three and Six Months Ended October 31, 2000 (Unaudited) and Period from Inception to April 30, 2000
(U.S. Dollars)

===================================================================================================================================
                                                                                                            Deficit
                                                                                                          Accumulated
                                                                               Additional      Other       During the      Total
                                     Common Stock            Treasury Stock      Paid-In   Comprehensive  Exploration  Stockholders'
                                Shares        Par Value    Shares   Par Value    Capital      Income         Stage        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 1998        6,000,000       $6,000            0     $  0    $  91,834       $    0     $    (700)    $  97,134
Common stock issued
  For subscriptions            1,000,000        1,000            0        0      606,005            0             0       607,005
  For resource properties        200,000          200            0        0      137,131            0             0       137,331
Share issue costs                      0            0            0        0      (15,586)           0             0       (15,586)
Net loss                               0            0            0        0            0            0      (210,736)     (210,736)
Common stock returned
  to treasury for
  cancellation                  (922,500)        (922)           0        0     (554,700)           0             0      (555,622)
------------------------------------------------------------------------------------------------------------------------------------

Balance April 30, 1999         6,277,500        6,278            0        0      264,684            0      (211,436)       59,526
Common stock issued
  for cash                       600,000          600            0        0      299,400            0             0       300,000
Common stock issued
  for finder's fee                50,000           50            0        0       24,950            0             0        25,000
Treasury stock                         0            0      (23,000)     (23)     (15,189)           0             0       (15,212)
Share issue costs                      0            0            0        0      (25,000)           0             0       (25,000)
Net loss                               0            0            0        0            0            0      (319,714)     (319,714)
------------------------------------------------------------------------------------------------------------------------------------

Balance, April 30, 2000        6,927,500        6,928      (23,000)     (23)     548,845            0      (531,150)       24,600
  Shares issued for
    financial services           120,000          120            0        0       59,880            0             0             0
  Comprehensive income                 0            0            0        0            0        3,929             0         3,929
  Net loss                             0            0            0        0            0            0       (73,474)      (13,474)
------------------------------------------------------------------------------------------------------------------------------------

Balance, October 31, 2000      7,047,500       $7,048      (23,000)    $(23)   $ 608,725       $3,929     $(604,624)    $  15,055
====================================================================================================================================

See notes to financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statements of Cash Flow
Three and Six Months Ended October 31, 2000 and 1999 (Unaudited)
(U.S. Dollars)

==================================================================================================================
                                                                                                       From
                                                                                                   Inception on
                                                                                                   April 4, 1998
                                                                                                      Through
                                                                   Six Months Ended October 31,     October 31,
                                                                       2000            1999            2000
------------------------------------------------------------------------------------------------------------------
Operating Activities
  Net loss                                                               $(73,474)       $(56,982)       $(604,624)
  Comprehensive income                                                      3,929               0            3,929
  Adjustments to reconcile net
    loss to net cash used in operating activities
      Exploration costs acquired for shares                                     0               0          137,268
      Financial services received for shares                               60,000               0           60,000
  Changes in non-cash working capital
  Accounts receivable                                                       4,697               0             (169)
  Accounts payable                                                          1,661            (363)          81,233
------------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                                      (3,187)        (57,345)        (322,363)
------------------------------------------------------------------------------------------------------------------

Cash Flows Used By Investing Activity
  Property acquisition                                                          0               0           (9,141)
------------------------------------------------------------------------------------------------------------------

Financing Activities
  Issuance of shares for cash                                                   0         300,195          389,821
  Common stock returned to treasury                                             0         (15,407)         (15,212)
  Restricted cash                                                               0        (122,410)               0
  Share issue costs                                                             0         (25,000)         (40,586)
------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                                       0         137,378          334,023
------------------------------------------------------------------------------------------------------------------

Inflow (Outflow) of Cash                                                   (3,187)         80,033            2,519
Cash, Beginning of Period                                                   5,706           3,149                0
------------------------------------------------------------------------------------------------------------------

Cash, End of Period                                                      $  2,519        $ 83,182        $   2,519
==================================================================================================================

Non-Cash Financing Activities
  Common stock issued
    Resource properties                                                  $      0        $      0        $ 235,165
    Finder's fee                                                                0               0           25,000
    Financial services                                                     60,000               0           60,000
==================================================================================================================

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Three and Six Months Ended October 31, 2000 (Unaudited)
(U.S. Dollars)

================================================================================

1.     BASIS OF PRESENTATION

       These unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company, and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's April 30, 2000 form 10-KSB.

       In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at October 31, 2000 and April 30, 2000 and the results of operations and the statements of cash flows for the six months ended October 31, 2000. The results of operations for the three and six months ended October 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

       The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has an accumulated deficit of $544,624. These factors raise substantial doubt about the Company's ability to continue as a going-concern and is dependent on its ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of these matters cannot be predicted. These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

3.     LOSS PER SHARE

       Net loss per share computations are based on the weighted average number of shares outstanding during the period.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Three and Six Months Ended October 31, 2000 (Unaudited)
(U.S. Dollars)

================================================================================

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

               By an agreement dated March 24, 1999, between the Company and Pacific Amber Resources Ltd. ("Pacific"), the latter will earn a 50% interest in the Saskatchewan Uranium Properties and all of the Company's rights, licences and permits pertinent thereto held for the specific use and enjoyment thereof by completing the initial program and incurring $338,000 (Cdn. $500,000) in expenditures on or before the extended deadline of May 31, 2000, as amended. A total of approximately $339,000 (Cdn. $498,250) was incurred as of April 30, 2000. In return, the Company issued the optionee 200,000 common shares at a deemed value of $0.65 each. In May 2000 Pacific informed the Company it was withdrawing from the agreement.

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

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Three and Six Months Ended October 31, 2000 (Unaudited)
(U.S. Dollars)

================================================================================

4.     PROPERTIES (Continued)

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

5.     STOCK OPTION PLAN

       The Company has adopted an incentive and a nonstatutory stock option plan effective August 31, 1999 ("the 1999 plan") whereby up to 1,200,000 shares of common stock may be optioned and sold up to August 31, 2009 or until sooner terminated. Options granted will have an exercise price of not less than 100% of fair market value (as defined) per share on the date of grant. Options are granted for a term of ten years except incentive options granted to persons owning more than 10% of the combined voting stock of all classes, in which case the term is five years. No options have been granted under the 1999 plan.

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

Results of Operations
---------------------

       As of the date of this Report, the operations of Uranium Power Corporation (the "Company") have been speculative. The Company incurred a loss in the quarter ended October 31, 2000, and has not had revenues from its operations to date. The Company has been dependent, and continues to rely upon, the sale of equity securities in order to fund its exploration activities. Its ability to continue its operations is dependent on the ability of the Company to continue to obtain financing.

       The Company is involved in the exploration of uranium properties located in the Athabasca Basin of northern Saskatchewan, Canada. It owns a 100% interest in two properties totaling 78,352 acres and has options to acquire a 100% interest in seven additional properties totaling 79,705 acres. Six of these properties, with eleven mining claims, may be acquired through an option agreement with Phelps Dodge Corporation of Canada, Ltd. ("PDC").

       During the quarter ended October 31, 2000, no exploration work was conducted and the Company recorded no expense for exploration costs. The Company accrued $1,591 in professional fees during the quarter for legal and accounting services.

Changes in Financial Condition
------------------------------

       Net loss for the six-month period ended October 31, 2000 was $13,474, or $0.00 per share, compared with a net loss of $56,982, or $0.01 per share, for the same quarter of 1999. The Company will continue to rely on funding from financing sources in order to proceed with its development activities, or consider allowing some of its claims to lapse due to lack of funding. However, the Company does not believe the claims it might allow to lapse (the Hocking and Hump Lake properties) will likely result in profits to the Company due to less than encouraging exploration results on these properties. Since no work is required during the next year on the Phelps Dodge claims, these claims will be unaffected by the Company's lack of funding.

       In December 2000 Mark Smith invested money in the Company to proceed with the Henday Lake claims. The final structure of the investment by Mr. Smith is still being negotiated.

Forward-Looking Statements
--------------------------

       Discussions and information in this document which are not historical facts should be considered forward-looking statements. With regard to forward-looking statements, including those regarding the potential revenues from the mining and development of uranium properties and the business prospects or any other aspect of the Company, actual results and business performance may differ materially from that projected or estimated in such forward-looking statements. The Company has attempted to identify in this document certain of the factors that it currently believes may cause actual future experience and results to differ from its current expectations. In addition to the risks cited above regarding the need for the Company to continue to obtain financing to be able to continue operating and risks specific to the exploration and mining of uranium, differences may be caused by a variety of factors, including adverse economic conditions, entry of new and stronger competitors, inadequate capital and the inability to obtain funding from third parties, unexpected costs, inability to obtain or keep qualified personnel and the volatility of uranium markets and prices.

                          PART II - OTHER INFORMATION

Item 2(c)      Unregistered Equity Securities Issued During the Quarter

       In August 2000 the Company issued 120,000 shares of its common stock to Level Jump Trading, Inc. as consideration for entering into the Financial Advisory and Investment Banking Agreement. The shares were issued pursuant to the exemption under Section 4(2) of the Securities Act of 1933.

Item 6.        Exhibits and Reports on Form 8-K

(a)    3.1     Articles of Incorporation. /(1)/

       3.2     Bylaws./(1)/

       10.9 Financial Advisory and Investment Banking Agreement with Level Jump Trading, Inc. Filed herewith.

       27.1    Financial Data Schedule.  Filed herewith.

____________
(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB, filed with the SEC on October 14, 1999.

(b) Reports on Form 8-K: During the quarter ended October 31, 2000, the Company filed no reports on Form 8-K.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                   URANIUM POWER CORPORATION



Date: December 19, 2000            By: /s/ Thornton J. Donaldson
                                       ----------------------------------------
                                       Thornton J. Donaldson, President and
                                       Director

Date: December 19, 2000            By: /s/ William G. Timmins
                                       ----------------------------------------
                                       William G. Timmins, Secretary and
                                       Director