Form 10QSB
period 2001-01-31
URANIUM POWER CORP
filed 2001-03-19
CIK 1096791

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended January 31, 2001
     OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________ to ___________.

COMMISSION FILE NUMBER:  0-27659
                         -------


                           URANIUM POWER CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


        Colorado                                                  None
--------------------------------                         ---------------------
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
YES    X      NO
    -------       --------

The number of shares outstanding of the issuer's classes of common equity, as of January 31, 2001 is 7,047,500 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):  YES         NO  X
                                                                -----      ----

URANIUM POWER CORPORATION


Financial Statements
January 31, 2001
(Unaudited - Prepared by Management)
(U.S. Dollars)

         INDEX                                                 Page
         -----                                                 ----
         Financial Statements

         Balance Sheet                                           3

         Statement of Operations                                 4

         Statement of Stockholders' Equity                       5

         Statement of Cash Flows                                 6

         Notes to Financial Statements                           7-9

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Balance Sheet
January 31, 2001 (Unaudited) and April 30, 2000
(U.S. Dollars)

=============================================================================================================
                                                                           January 31,            April 30,
                                                                              2001                  2000
-------------------------------------------------------------------------------------------------------------
Assets

Current
  Cash                                                                    $     13,228           $      5,706
  Accounts receivable                                                            5,447                  4,866
-------------------------------------------------------------------------------------------------------------
                                                                                18,675                 10,572
Properties (note 4)                                                             34,142                 93,600
Investment in Joint Venture (note 4(d))                                         20,528                      0
-------------------------------------------------------------------------------------------------------------

                                                                          $     73,345           $    104,172
=============================================================================================================

Liabilities

Accounts Payable and Accrued Liabilities                                  $     58,859           $     79,572
Due to Joint Venture                                                            32,618                      0
-------------------------------------------------------------------------------------------------------------

                                                                                91,477                  9,572
-------------------------------------------------------------------------------------------------------------
Stockholders' Deficiency

Capital Stock
  Authorized
 40,000,000           Shares common stock with a par value of $0.001 each
 10,000,000           Shares preferred stock with a par value of $0.001 each
  Issued
   7,047,500          (2000 - 6,927,500) Shares common stock                     7,048                  6,928
Treasury Stock
    23,000 shares common stock                                                     (23)                   (23)
Additional Paid-In Capital                                                     608,725                548,845
Deficit Accumulated During Exploration Stage                                  (637,010)              (531,150)
Other Comprehensive Income                                                       3,128                      0
-------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficiency                                                 (18,132)                24,600
-------------------------------------------------------------------------------------------------------------

                                                                          $     73,345           $    104,172
=============================================================================================================

See notes to financial statements.

URANIUM POWER CORPORATION(An Exploration Stage Company)
Statement of Operations
Three Months and Nine Months Ended January 31, 2001 (Unaudited)
(U.S. Dollars)

============================================================================================================================
                                                                                                               Cumulative
                                                                                                                 Amounts
                                                                                                               Exploration
                                              Three Months Ended                   Nine Months Ended            Stage to
                                                  January 31,                         January 31,               January 31,
                                              2001          2000                   2001         2000               2001
----------------------------------------------------------------------------------------------------------------------------

Expenditures
  Investment banking services           $         0      $        0          $   60,000        $        0          $  60,000
  Management fee                             23,644               0              23,644                 0             24,344
  Professional fees                           4,219           4,755              10,083            17,674             63,071
  Rent                                        2,627           2,050               5,982             4,405             13,370
  Office                                      1,349         (1,026)               2,777           (3,323)              5,928
  Exploration costs
    (note 3)                                      0         169,094               2,107           211,260            413,630
  Transfer agent fee                            546             596               1,267             1,072              3,384
  Advertising and
    promotion                                     0           1,239                   0             2,602             35,138
  Travel                                          0             236                   0               236             18,145
----------------------------------------------------------------------------------------------------------------------------
Net Loss for Period                     $    32,385      $  176,944          $  105,860        $  233,926          $  67,010
============================================================================================================================

Loss Per Share                          $     (0.00)     $    (0.03)         $    (0.02)       $    (0.04)
============================================================================================================================
Weighted Average
  Number of Shares
  Outstanding                             7,047,500       6,884,600           6,980,833         6,527,380
============================================================================================================================

See notes to financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficiency)
Nine Months Ended January 31, 2001 (Unaudited) and Year Ended April 30, 2000 (U.S. Dollars)

====================================================================================================================================
                                                                                                           Deficit
                                                                                                         Accumulated
                                                                              Additional     Other        During the       Total
                               Common Stock              Treasury Stock         Paid-In   Comprehensive  Exploration   Stockholders'
                           Shares       Par Value     Shares      Par Value     Capital       Income        Stage          Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 1998   6,000,000        $6,000   $       0         $   0   $   91,834     $     0     $      (700)   $   97,134
Common stock issued
  For subscriptions       1,000,000         1,000           0             0      606,005           0               0       607,005
  For resource
    properties              200,000           200           0             0      137,131           0               0       137,331
Share issue costs                 0             0           0             0      (15,586)          0               0       (15,586)
Net loss                          0             0           0             0            0           0        (210,736)     (210,736)
Common Stock
  returned to
  treasury for
  cancellatio n            (922,500)         (922)          0             0     (554,700)          0               0      (555,622)
-----------------------------------------------------------------------------------------------------------------------------------

Balance April 30,         6,277,500         6,278           0             0      264,684           0        (211,436)       59,526
1999
Common stock issued
  for cash                  600,000           600           0             0      299,400           0               0       300,000
Common stock issued
  for finder's fee           50,000            50           0             0       24,950           0               0        25,000
Treasury stock                    0             0     (23,000)          (23)     (15,189)          0               0       (15,212)
Share issue costs                 0             0           0             0      (25,000)          0               0       (25,000)
Net loss                          0             0           0             0            0           0        (319,714)     (319,714)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, April 30, 2000   6,927,500         6,928     (23,000)          (23)     548,845           0        (531,150)       24,600
Unaudited information
  Share issued for
    financial services      120,000           120           0             0       59,880           0               0        60,000
  Comprehensive
    income                        0             0           0             0            0       3,128               0         3,128
  Net loss                        0             0           0             0            0           0        (105,860)     (105,860)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, January 31,      7,047,500        $7,048    $(23,000)         $(23)   $ 608,725     $  3,12     $  (637,010)   $  (18,132)
2001
===================================================================================================================================

URANIUM POWER CORPORATION
An Exploration Stage Company)
Statements of Cash Flow
Nine Months Ended January 31, 2001 (Unaudited)
(U.S. Dollars)

===============================================================================================================================
                                                                                                                      From
                                                                                                                  Inception on
                                                                                                                  April 4, 1998
                                                                                Nine Months Ended                    through
                                                                                   January 31,                     January 31,
                                                                             2001                2000                 2001
-------------------------------------------------------------------------------------------------------------------------------
   Operating Activities
     Net loss                                                               $ (105,860)         $(233,926)         $ (637,010)
     Adjustments to reconcile net loss to
       net cash used in operating activities
         Comprehensive income                                                    3,128                  0               3,128
         Exploration costs acquired for shares                                       0                  0             137,268
         Financial services                                                     60,000                  0              60,000
   Change in Operating Assets and Liabilities
     Accounts receivable                                                          (581)            (9,626)             (5,447)
     Accounts payable                                                           18,217               (315)             97,789

   Net Cash Used in Operating Activities                                       (25,096)          (243,867)           (344,272)
-----------------------------------------------------------------------------------------------------------------------------

   Cash Used in Investing Activity
     Property acquisition                                                            0             (9,141)             (9,141)
-----------------------------------------------------------------------------------------------------------------------------
   Financing Activities

     Issuance of shares for cash                                                     0            300,195             389,821
     Advances from joint venture                                                32,618                  0              32,618
     Common stock returned to treasury                                               0            (15,407)            (15,212)
     Share issue costs                                                               0            (25,000)            (40,586)
-----------------------------------------------------------------------------------------------------------------------------
   Cash Provided by Financing Activities                                        32,618            259,788             366,641
-----------------------------------------------------------------------------------------------------------------------------
   Inflow of Cash                                                                7,522              6,780              13,228
   Cash, Beginning of Period                                                     5,706              3,149                   0
-----------------------------------------------------------------------------------------------------------------------------
   Cash, End of Period                                                      $   13,228          $   9,929          $   13,228
=============================================================================================================================
   Non-Cash Financing Activities
     Common stock issued for resource properties                            $        0          $       0          $  235,165
     Common stock issued for finder's fee                                   $        0          $       0          $   25,000
     Common stock issued for financial services                             $   60,000          $       0          $   60,000
     Transfer of resource properties for interest
       in joint venture                                                     $   38,930          $       0          $   38,930
=============================================================================================================================

URANIUM POWER CORPORATION
An Exploration Stage Company)
Notes to Financial Statements
Nine Months Ended January 31, 2001 (Unaudited)
U.S. Dollars)
================================================================================

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

       In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at January 31, 2001 and April 30, 2000 and the results of operations and the statement of cash flows for the three months and nine months ended January 31, 2001. The results of operations for the three months and nine months ended January 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.     GOING CONCERN

       These financial statements have been prepared in accordance with generally accepted accounting principles on a going-concern basis. This presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future. Management intends to raise additional capital through share issuance to finance operations.

       The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has an accumulated deficit of $637,010. These factors raise substantial doubt about the Company's ability to continue as a going concern and is dependent on its ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of these matters cannot be predicted. These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

3.     LOSS PER SHARE

       Net loss per share computations are based on the weighted average number of shares outstanding during the period.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Nine Months Ended January 31, 2001 (Unaudited)
(U.S. Dollars)

================================================================================

4.   PROPERTIES

     (a)      Hocking Lake Property

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

              The Henday Lake property was transferred to a joint venture in December 2001 (note 4(d)).

     (b)      Saskatchewan Uranium Properties

              By agreement dated December 16, 1998, the Company has options to acquire a 100% interest in 11 mining claims in Saskatchewan, Canada, upon incurring cumulative expenditures of $338,000 (Cdn. $500,000) by December 31, 1999 and $1,712,000 (Cdn. $2,500,000) by
              December 31, 2002. The optioner can earn back a 35% interest by incurring cumulative expenditures of not less than $2,054,000 (Cdn. $3,000,000) before December 31, 2006. A royalty is payable at 2% of gross value (as defined) of production if the optioner does not earn back the 35% interest.

              By an agreement dated March 24, 1999, between the Company and Pacific Amber Resources Ltd. ("Pacific") (a minority shareholder), the latter will earn a 50% interest in the Saskatchewan Uranium Properties and all of the Company's rights, licences and permits pertinent thereto held for the specific use and enjoyment thereof by completing the initial program and incurring $338,000 (Cdn. $500,000) in expenditures on or before May 31, 2000, as amended. A total of $339,000 (Cdn. $498,250) was incurred as at April 30, 2000. In return, the Company issued the optionee 200,000 common shares at a deemed value of $0.65 each.

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

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Nine Months Ended January 31, 2001 (Unaudited)
(U.S. Dollars)

================================================================================

4.   PROPERTIES (Continued)

     (c)      Northern mining property

              By agreement dated October 29, 1998 (subsequently extended to December 1, 1999) the Company acquired a 100% interest in a mining claim in Northern Mining District, Saskatchewan by issuing 50,000 free trading shares as a finder's fee to an unrelated party and paying $13,375 Cdn. to the owner of the property. The owner has the right to receive $0.35 per pound of the product from the claim if the price of the product is $18 per pound or less and $0.50 per pound where the price of the product is $18 per pound or more.

              This transaction was accounted for valuing the shares issued at $25,000 plus the seller's historical cost of $9,141 ($13,375 Cdn.).

     (d) Pursuant to a letter of intent dated December 1, 2000 with one of its shareholders, the Company will transfer all rights to the Henday Lake properties to a newly formed company ("HL") in exchange for $131,183 (CDN $199,713) and 20% of the equity of HL.

              The Company is also required to execute a note in favor of HL for $38,005 (CDN $58,376). The note is non-interest bearing and payable on demand upon the closure of the sale of controlling interest in the Company to a third party, or at such time as the Company acquires funds from another source.

              The Company will continue to hold a 20% interest in the claims transferred to HL regardless of the equity issued subsequent to the incorporation of HL. The Company shall have a carried interest in the claims until such time as a total of $163,334 (CDN $250,000) inclusive of the $94,080 (CDN $144,000) required for the first work program has been expended.

              Subsequent to such expenditure, the Company shall retain the right to participate on the same basis as the investors in future expenditure programs on a pro-rata basis. Should the Company not provide the requested funds within 30 days of written demand, the Company's 20% interest shall be reduced in such manner as may reasonably be negotiated between the parties.

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

Results of Operations
---------------------

         As of the date of this Report, the operations of Uranium Power Corporation (the "Company") have been speculative. The Company incurred a loss in the quarter ended January 31, 2001, and has not had revenues from its operations to date. The Company has been dependent, and continues to rely upon, the sale of equity securities in order to fund its exploration activities. Its ability to continue its operations is dependent on the ability of the Company to continue to obtain financing.

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

         During the quarter ended January 31, 2001 exploration work was conducted on the Henday Lake property, which consisted of three diamond drill holes totaling 811 meters. Lithogeochemical analysis was conducted on drill hole samples. A radiometric peak of ten times background, over three meters, was encountered in one hole due to low grade uranium mineralization. All three holes show significant hydrothermal alteration, related to uranium mineralization, at levels comparable to those observed in the nearby Midwest Deposit.

         The Company's consultant has recommended further exploration work on the Henday Lake property.

Changes in Financial Condition
------------------------------

         Net loss for the nine-month period ended January 31, 2001 was $45,860, or $0.00 per share, compared with a net loss of $233,926, or $0.04 per share, for the same period of 2000. The Company will continue to rely on funding from financing sources in order to proceed with its development activities, or consider allowing some of its claims to lapse due to lack of funding. However, the Company does not believe the claims it might allow to lapse (the Hocking and Hump Lake properties) will likely result in profits to the Company due to less than encouraging exploration results on these properties. Since no work is required during the next year on the Phelps Dodge claims, these claims will be unaffected by the Company's lack of funding.

         During the quarter ended January 31, 2001, the Company signed a letter of intent with a shareholder of the Company, Mark Smith. The letter of intent provides that Mr. Smith will: (i) provide US$131,183 in funding to the Company; and (ii) issue a 20% interest in a corporation to be formed by him ("HL Company") for the purpose of holding certain mineral claims referred to as the Henday Lake property located in northern Saskatchewan, Canada (the "Property"). In exchange, the Company will: (i) use US$38,005 of the funding to pay existing creditors; (ii) execute a note in favor of HL Company for US$38,005 (the "Note"), which Note will be payable on demand immediately upon the closure of the sale of a controlling interest in the Company to a third party, or at such time the Company acquires funds from another source; (iii) conduct a work program with respect to certain mineral claims on the Property with the remaining funds of US$131,337; and (iv) transfer to HL Company all rights to the mineral claims on the Property that the Company now holds.
See Note 4(d) of the Financial Statements for additional details.

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


                          PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

(a)      3.1      Articles of Incorporation./(1)/

         3.2      Bylaws./(1)/

         10.10 Letter of Intent dated December 1, 2000 with Mark Smith. Filed herewith.

______________
(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB, filed with the SEC on October 14, 1999.

(b) Reports on Form 8-K: During the quarter ended January 31, 2001, the Company filed no reports on Form 8-K.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                          URANIUM POWER CORPORATION



Date:  March 16, 2001                     By: /s/ Thornton Donaldson
                                              ----------------------------------
                                              Thornton J. Donaldson, President
                                              and Director


Date:  March 16, 2001                     By: /s/ William G. Timmins
                                              ----------------------------------
                                              William G. Timmins, Secretary and
                                              Director