Form 10KSB
period 2001-04-30
URANIUM POWER CORP
filed 2001-08-14
CIK 1096791

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2001.

[X]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF ________ TO ________.

              Commission File Number: 0-27659

Uranium Power Corporation
(Name of small business issuer in its charter)

                                     Colorado                                                                                                                                None
                   (State or other jurisdiction of                                                                                         (I.R.S. Employer Identification No.)
                    incorporation or organization)

206-475 Howe Street, Vancouver, B.C. V6C-2B3, CANADA
(Address of principal executive offices)

              Issuer's telephone number, including area code: (604) 685-8355
              Securities registered under Section 12(b) of the Act: None

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

Yes [X]    No [  ]

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer‘s revenues for its most recent fiscal year: $0.

As of April 30, 2001, there were 7,047,500 shares of the Registrant’s $.001 par value Common Stock (“Common Stock”), the only outstanding class of voting securities, outstanding. The aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the closing bid price on August 8, 2001, is $1,440,160.

Transitional Small Business Disclosure Format (check one): Yes[  ]       No [X]

Uranium Power Corporation
FORM 10-KSB

        This document contains technical and geological terms, which are defined in the Glossary of Terms, which appears at the end of Part II of this Report.

PART I

Item 1. Description of Business

Business.

        Uranium Power Corporation (the “Company”) is a Colorado corporation formed on April 3, 1998. The Company is a Canada-based company engaged in the exploration of uranium properties. The Company was formed as a result of management’s perception of the upcoming worldwide shortage of uranium. The Company is in the exploration stage, and there is no assurance that a commercially viable mineral deposit exists on any of its properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined. The Company intends to identify, acquire and explore uranium properties in the Athabasca Basin in northern Saskatchewan, Canada. The promoters of the Company were Thornton Donaldson and William Timmins.

        On April 13, 1998, the Company acquired a 100% interest in two uranium properties located in northern Saskatchewan, Canada, pursuant to an Acquisition Agreement (the “Acquisition Agreement”) with Athabasca Uranium Syndicate, a syndicate formed in British Columbia, Canada (“Athabasca”). Athabasca was founded by the promoters of the Company. Under the terms of the Acquisition Agreement, the Company acquired all of Athabasca’s assets, the majority of which comprised the “Hocking Lake Property” and the “Henday Lake Property.” In exchange, the Company issued 6,000,000 shares of its common stock to Athabasca (or 300,000 shares per Syndicate Unit of Athabasca). The Hocking Lake Property consists of five mining claims in two groups totaling 49,924 acres located west of Black Lake, Saskatchewan. The Henday Lake Property consists of three contiguous mining claims totaling 28,428 acres in the Henday and Mallen Lakes area. The Company does not know of any known reserves of uranium on these properties.

        The Company entered into a letter agreement dated July 29, 1998 with J. R. Billingsley, the registered owner of claim #S-106087 in Northern Mining District, Saskatchewan, regarding property known as the “Hump Lake Property.”

        Mr. Billingsley, who was a shareholder of the Company, approached the Company in May or June 1998 to see if the Company would be interested in acquiring the Hump Lake Property. Mr. Billingsley had been informed of the availability of the Hump Lake Property by Mr. M. Swetz. An agreement to acquire the Hump Lake Property was made in July 1998, with the Company paying Mr. Billingsley the staking costs, doing the required assessment work, giving him a net smelter return, or royalty, when the Hump Lake Property is placed into production, and paying a finder's fee of 50,000 shares of the Company to Mr. Swetz. The Company conducted an aerial geophysical survey on the property, paid the $13,375 to Mr. Billingsley, and issued the 50,000 shares of stock to Mr. Swetz.

        On December 16, 1998, the Company executed an Exploration Option and Operating Joint Venture Agreement (“Joint Venture Agreement”) with Phelps Dodge Corporation of Canada, Ltd., a Delaware corporation (“PDC”), under which PDC granted the Company an option to acquire an interest in six uranium properties (“PDC Properties”) in Saskatchewan consisting of a 100% interest in 11 mining claims and totaling 74,756 acres. In order to exercise its option to acquire a 100% interest in the six PDC Properties under the Joint Venture Agreement, the Company was required to incur expenditures of at least U.S. $338,000 ($500,000 Can. (Canadian dollars)) by May 31, 2000, and an additional U.S. $1,690,000 ($2,500,000 Can.) must be expended by December 31, 2003, from prospecting and exploring the six properties. The Company has met the May 31, 2000 requirement. PDC will be entitled to a royalty from the uranium produced from the PDC Properties if the Company exercises its option.

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

        During the fourth quarter of the fiscal year ended April 30, 2001, the Company transferred the Henday Lake Property to Uranium Holdings Corporation, a Nevada corporation (“UHC”), in exchange for 20% of the equity in UHC and U.S. $131,183. See “Description of Property.”

        During the fiscal year ended April 30, 2001 the Company, due to lack of funding, was unable to proceed with its development activities on the Hump Lake and Hocking Lake Properties. Because no work was performed on these Properties, the claims lapsed. However, UHC paid the new staking costs for the Hocking Lake Property, resulting in a new claim held by UHC.

        The map on the following page reflects the location of each of the Company’s properties.

[MAP APPEARS HERE]

        On March 24, 1999, the Company entered into a Property Option Agreement with Pacific Amber Resources Ltd., a British Columbia corporation (“Pacific Amber”), under which the Company granted Pacific Amber an option to acquire a 50% interest in the Company’s rights to be obtained under the Joint Venture Agreement with PDC. The Company and Pacific Amber are not affiliated with each other, although the companies share a common director, James Billingsley. The Company issued 200,000 of its shares of common stock to Pacific Amber upon execution of the Property Option Agreement.

        Pacific Amber was entitled to exercise its option because it incurred U.S. $338,000 ($500,000 Can.) in expenditures by the extended deadline of May 31, 2000, as required to be expended by the Company under the Joint Venture Agreement. However, on May 11, 2000, Pacific Amber notified the Company that it was withdrawing from the Property Option Agreement.

        The Company’s future financial performance is dependent, in part, on the following factors: The price of uranium. The price of uranium may be impacted by the supply and demand for uranium. Currently, worldwide demand exceeds the supply; however, there is no assurance this favorable relationship will continue. The industry is dominated by a few large companies, and the price is also impacted by competition from many other companies engaged in similar activities as the Company. Some of those entities have more experience and greater resources than the Company. The absence of any operating history. The Company is a recently-formed entity, which has not yet begun full operations. The Company’s management has extensive experience in acquiring, exploring, financing and developing mineral properties; but it does not have extensive experience in operating producing mines. There is no assurance that the Company’s management will be able to manage the Company and its operations effectively and efficiently. The Company does not yet have any full-time employees; and there is no assurance that the Company will attract the necessary employees to maximize its performance. Operating Risks. The uranium exploration and mining industry is highly speculative, and is subject to the uncertainty of exploration that is inherent in this industry. Government Regulation. The Company’s planned operations are subject to considerable government regulation. The Company must obtain both Canadian and provincial governmental approval as it approaches the production stage of developing its properties. The approval process can be lengthy, and there is no assurance the Company will obtain the necessary governmental approvals to conduct its operations as planned or desired.

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

        Uranium is an unusual metal compared to base and precious metals in that its value has really only been recognized in the past 60 years. Uranium ore is the basic resource for the production of electrical energy through nuclear power. Commercial nuclear power generation is a technology that has become mature and well-understood. The industry began to see increased commercial demand for uranium in 1973, partially as a result of the OPEC-induced “energy crisis” which caused a sharp rise in crude oil prices. In response, many countries began development of nuclear power programs as an alternative to fossil fuels for electricity generation. As of September, 1997, there were approximately 439 commercial nuclear reactors operating in more than 30 countries, producing about 17% of the world’s electricity.

        The Nuclear Energy Institute stated at the 1997 Kyoto conference on global warming that clean air objectives cannot be obtained without maintaining and expanding the existing number of commercial nuclear generators in the world. Clearly the key factor in determining demand for uranium is reactor fuel requirements for meeting the world’s growing energy demands. See, World Nuclear Focus, Number 10, published by the Uranium Institute.

Markets.

        Canada is the largest producer of uranium in the world. In 1998, Saskatchewan’s mines produced 10,924 tons of uranium, which Saskatchewan Energy and Mines reported was 100% of Canadian and approximately 32.0% of total world uranium output, valued at approximately $557 million Can. This production was attained from three mines in northern Saskatchewan. By the year 2003, four new mines are scheduled to be in production in this area for an estimated total production of 23,828 tons of uranium annually, which will be approximately 55% of projected world mine production.

        In 1997, mines supplied 35,810 tons of uranium and 439 uranium reactors world wide required approximately 64,250 tons of uranium. In the past the deficit has been made up from stockpiles, which are now largely depleted. See, Nuclear Issues Briefing Paper 36, 11/97, a publication of Uranium Information Centre, Ltd. Not all authorities agree that the stockpiles are now largely depleted. Demand continues to grow 1% to 2% annually. By the year 2020, the World Energy Council estimates electricity demand will be at least 50% higher than now, and that nuclear energy will be required to contribute a large portion of this demand. In the late 1990‘s, it was generally considered that only Canada would be in a position to compete with Australia (which has greater low-grade reserves) and expand production to meet forecasted increases in the world uranium demand. See, Nuclear Issues Briefing Paper 3, 5/98.

        Uranium oxide prices increased from U.S. $7.00 to $8.00 per pound in the early 1970’s to more than U.S. $40.00 per pound in the late 1970’s and thereafter decreased to the U.S. $8.00 to $10.00 range in the early 1990’s. The price increased to over U.S. $16.00 per pound from January 1995 to mid 1996, and then declined to approximately U.S. $8.00. On June 11, 2001, the price of uranium was U.S. $10.50 per pound. See, The Ux Consulting Company, LLC & The Uranium Exchange Company report on Industry Spot Prices, June 11, 2001, as published in The UX Weekly.

        Considering the current shortfall of supply of approximately 30,000 tons per year, which can only be made up from new mine production, and to a minor extent by recycling nuclear weapons and reprocessing used reactor fuel, it appears that the price of uranium oxide will increase, which will encourage more active exploration for the mineral.

Supply and Demand.

        Over the past decade, the world has consumed more uranium than it has produced from mines. The shortfall has been met from four sources: The large inventories that were accumulated during the period of very high uranium prices in the 1970‘s; from decommissioning nuclear weapons in the United States and countries of the former Soviet Union; from reprocessing spent reactor fuel; and from reprocessing old mine tailings.

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

        In 1998, Saskatchewan Energy and Mines reported that Canadian mining operations produced approximately 32.0%, or 10,924 tons, of the world’s uranium output, making it the global leader, followed by Australia. Since the mid 1980‘s, a minimal amount of mine development has taken place, except for those engaged in recovering ore from the very high grade deposits in northern Saskatchewan. Substantial investments are now being made by uranium production companies to increase production capacity by early in this century. A number of exploration and development projects in northern Saskatchewan are currently underway, that when in operation are projected by the Uranium Institute in London, England to increase Canadian production to a total of 23,828 tons of uranium annually. This amount is approximately 55% of projected global mine production. But even with this increase in production, there appears to be a shortfall in the uranium supply.

        The price of uranium has fluctuated widely over the years. In the early 1950’s, the price was approximately $4.00 (Can.) per pound. The price increased to over U.S. $40.00 per pound in the late 1970’s. The price then dropped down to U.S. $8.00 per pound in the early 1990’s. On June 11, 2001, the price was U.S. $10.50 per pound.

Exploration and Development.

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

        The Company has expended (through Pacific Amber’s expenditures) at least U.S. $338,000 ($500,000 Can.) on exploration of its optioned PDC Properties (as of May 31, 2000), as required under the Joint Venture Agreement with PDC. The Company has spent U.S. $416,387 as of April 30, 2001 on exploring the Henday Lake, Hocking Lake and Hump Lake properties.

Competition.

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

Employees.

        As of April 30, 2001, the Company had no full-time or part-time employees.

Item 2. Description of Property

Mineral Properties

        The Company no longer owns the Hocking Lake or Henday Lake Properties. Rather, the Company owns a 20% interest in UHC. The following is a description of these mineral properties, which are located in the Athabasca Basin of northern Saskatchewan, Canada.

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

        During the fourth quarter for the fiscal year ended April 30, 2001 the Company completed the transaction contemplated by the December 2000 letter of intent between the Company and Mark Smith. The Company transferred the Henday Lake Property to Uranium Holdings Corporation, a Nevada corporation (“UHC”), in exchange for U.S. $131,183 plus 20% of the equity in UHC. The Company used U.S. $38,005 of the funds to pay creditors, and was required to issue a promissory note for that amount to UHC. This note is payable on demand immediately upon the closure of the sale of a controlling interest in the Company to a third party, or at such time as the Company acquires funds from another source. The remaining U.S. $93,178 in funds received was expended on a work program on the Henday Lake Property.

        There have been no previous mining operations on either the Henday Lake or the Hocking Lake Properties. However, portions of the properties have been explored by various operators, mainly during the 1970‘s and 1980‘s, by prospecting, geophysics and possibly some diamond drilling. Both properties have been sitting idle since the late 1980‘s. These properties are largely undeveloped.

        Both the Hocking Lake and the Henday Lake Properties are in the exploration stage where UHC is in the process of locating potential mineral deposits or reserves. UHC has not yet begun to extract uranium or other mineral deposits from the properties and therefore has not engaged in the exploitation of the mineral deposits or reserves from the Hocking Lake or the Henday Lake Properties.

        The area has not been fully explored and many areas previously explored deserve reevaluation due to geological knowledge acquired over the years and improved exploration techniques. The Company’s ability to realize the carrying value of UHC, as owner of its assets, is dependent on the Company being able to extract and transport uranium oxide deposits and finding appropriate markets for their sale.

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

        The Perpete Property has been explored by geophysics, lithogeochemistry and drilling. Previous work indicated moderate to strong alteration and erratic enrichment of lead and uranium. A later electromagnetic survey indicates the conductor coinciding with the east edge of the previous “conductive zone” is east of the northern fence of drill holes. Thus, the conductor was not adequately tested and further diamond drilling is required.

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

Corporate Offices.

        The Company currently maintains its corporate headquarters at 475 Howe Street, Suite 206, Vancouver, B.C., V6C-2B3, Canada. The telephone number of the corporate headquarters is (604) 685-8355. The Company holds this office space under an oral, month-to-month sublease, for rental payments to the sublessor of $750 Can. per month. The Company may sublease additional office space as required for operations.

Item 3. Legal Proceedings

        The Company is not a party to any legal proceedings required to be reported in this Report.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

Market Information.

        The Company’s Common Stock is traded on the OTCBB since April 12,2001. Since then the stock has traded from a high of $0.35 to a low of $0.21.

Holders.

        As of April 30, 2001, there were 114 holders of the Company’s Common Stock, who collectively held 7,047,500 issued and outstanding shares.

Dividends.

        The Company did not declare or pay cash or other dividends on its Common Stock during the period from inception (April 3, 1998) through April 30, 2001, its last fiscal year end. The Company has no plans to pay any dividends, although it may do so if its financial position changes.

Recent Sales of Unregistered Securities.

        There were no sales of unregistered securities during the fiscal year ended April 30, 2001 that the Company has not already included in its quarterly reports for the year.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

        The Company previously completed a first phase exploration program consisting of an airborne deep penetrating state-of-the-art electromagnetic and cesium vapor magnetometer survey at the Hocking Lake, Henday Lake and Hump Lake Properties. Detailed ground geophysics has been completed on the Hocking Lake and Henday Lake Properties. A thorough study of all past work in the area has been carried out and data compiled and correlated with the new surveys as part of the first phase. Cost of the first phase exploration program for the Hocking Lake, Henday Lake and Hump Lake Properties was U.S. $274,727.

        During the quarter ended January 31, 2001 exploration work was conducted on the Henday Lake Property, which consisted of three diamond drill holes totaling 811 meters. Lithogeochemical analysis was conducted on drill hole samples. A radiometric peak of ten times background, over three meters, was encountered in one hole due to low-grade uranium mineralization. All three holes show significant hydrothermal alteration, related to uranium mineralization, at levels comparable to those observed in the nearby Midwest Deposit.

        The Company’s consultant has recommended further exploration work on the Henday Lake Property. However, during the fourth quarter of the fiscal year ended April 30, 2001, the Company transferred the Henday Lake Property to UHC in exchange for 20% of the equity in UHC and U.S. $131,183. See “Description of Property.”

        During the fiscal year ended April 30, 2001 the Company, due to lack of funding, was unable to proceed with its development activities on the Hump Lake and Hocking Lake Properties. Because no work was performed on these Properties, the claims lapsed. However, UHC paid the new staking costs for the Hocking Lake Property, resulting in a new claim held by UHC.

        The Company experienced a net loss of U.S. $117,143, or $0.02 per share for the year ended April 30, 2001, compared to a net loss of U.S. $319,714, or $0.05 per share for the year ended April 30, 2000. These losses were the result of expenditures for exploration and other costs, without any revenues.

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

        On March 24, 1999, the Company entered into a Property Option Agreement with Pacific Amber Resources Ltd., a British Columbia corporation (“Pacific Amber”), under which the Company granted Pacific Amber an option to acquire a 50% interest in the Company’s rights to be obtained under the Joint Venture Agreement with PDC. Pacific Amber was entitled to exercise its option because it incurred U.S. $338,000 ($500,000 Can.) in expenditures by the extended deadline of May 31, 2000, as required to be expended by the Company under the Joint Venture Agreement. On May 11, 2000, Pacific Amber informed the Company that it was withdrawing from the Property Option Agreement.

        Total expenditures on all of the Company’s properties for the year ended April 30, 2001 was U.S. $648,293.

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

        Aerial geophysical surveys were conducted by the Geoterrex-Dighem division of Conpagnie Generale de Geophysique (“CGG”). CGG is the largest geophysical company in Europe, and one of the largest in the world. The Geoterrex-Dighem division is the largest, most experienced airborne geophysical service group in the world.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        The following table sets forth as of April 30, 2000, the names and ages of the current directors and executive officers of the Company, and the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the board of directors. Executive officers serve terms of one year or until their death, resignation or removal by the board of directors. The present term of office of each director will expire at the next annual meeting of shareholders. Each executive officer will hold office until his successor duly is elected and qualified, until his resignation or until he is removed in the manner provided by the Company’s bylaws.

Name of Director or Officer        Director
and Position in the Company         Since         Age                     Office(s) Held and Other Business Experience

Thornton J. Donaldson 1998 71 President	President of the Company since its inception in April 1998. Secretary of the Company from April 1998 through July 1998. President of Rich Coast, Inc., an industrial waste treatment company located in Dearborn, Michigan from 1984 to 1993, and a Director of Rich Coast, Inc. from 1993 to 1999. Director of Lorex Resources, Ltd., a mineral exploration company located in Vancouver, British Columbia since July 1999. President and sole director of United Corporate Advisers Ltd., a geological and financial consulting business founded by Mr. Donaldson in 1970. Self-employed as a consulting geologist and financial advisor from 1978 through the present.

Name of Director or Officer        Director
and Position in the Company         Since         Age                     Office(s) Held and Other Business Experience

William G. Timmins 1998 63 Secretary	Secretary of the Company since July 1998. Self-employed as President of WGT Consultants, Ltd. from 1983 to present as a geological consultant for numerous mining companies in Canada, the United States, Central and South America, Australia and New Zealand. Director of Monalta Resources Ltd., a mineral exploration company located in West Vancouver, British Columbia from April 1998 to present.

James R. Billingsley 1998 78	Chairman and Director of Pacific Amber Resources, from December 1998 to present. President and Chief Executive Officer of Glamis Gold, a public company engaged in gold mining, from August 1988 through December 1998. Vice President-Administration of Glamis Gold from August 1993 through August 1998.

E.G. (Ed) Mowatt 1998 48	Self-employed financial consultant, from January 1999 to present. Chief Financial Officer and a Director of Tracer Petroleum Corporation, a British Columbia based international oil and gas company with interests in Indonesia and Canada, from 1994 through January 1999. Secretary of Tracer Petroleum Corporation from 1996 through January 1999. Chartered accountant since 1989.

        Except as indicated in the above table, no director of the Company is a director of an entity that has its securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

        The Board of Directors currently serves as the Company’s Audit Committee. The Company may appoint a separate committee before the end of the year.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

        Section 16 (a) of the Securities Exchange Act of 1934 requires the Company’s directors and certain of its officers to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company’s executive officers and directors, the Company believes that all reports on Forms 3, 4 or 5 required to be filed were filed on a timely basis for the fiscal year ended April 30, 2001.

Item 10. Executive Compensation

Compensation and other Benefits of Executive Officers.

        The Company’s president and other executive officers did not receive any compensation or other benefits between the inception of the Company (April 3, 1998) and April 30, 2001, its last fiscal year end.

Stock Option Plan.

        The Board of Directors of the Company has cancelled the 1999 Stock Option Plan, and adopted instead the 2000 Stock Option Plan, effective June 15, 2000. The stock option plan was adopted in order to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to the Company’s employees and to promote the success of the Company’s business. The Company has reserved 1,200,000 shares of its Common Stock under the stock option plan. As of the date of this Report, no options have been granted under the stock option plan.

Agreements with Management.

        There are no other arrangements or understandings between any executive officer and any director or other person pursuant to which any person was selected as a director or an executive officer.

Option/Stock Appreciation Rights (“SAR”) Grants during the most recently completed Fiscal Year.

        No stock options have granted by the Company during the previous fiscal year to the Named Executive Officers of the Company

Aggregated Option/SAR Exercised in Last Financial Year and Fiscal Year-End Option/SAR Values.

        None.

Compensation of Directors.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth as of April 30, 2001, the number of shares of the Company’s outstanding $0.001 par value common stock beneficially owned by each of the Company’s current directors and the Company’s executive officers, the number of shares beneficially owned by all of the Company’s current directors and named executive officers as a group, and the number of shares owned by each person who owned of record, or was known to own beneficially, more than 5% of the Company’s outstanding shares of common stock:

                                                             Amount and            Percent of
             Name of                                   Nature of Beneficial         Common
        Beneficial Owner               Position              Ownership              Stock
        ----------------               --------              ---------              -----

  Thornton J. Donaldson                President and           397,000(1)             5.63%
  206 - 475 Howe Street                Director
  Vancouver, B.C. V6C 2B3

  William G. Timmins                   Secretary and           250,000(2)             3.55%
  410 - 455 Granville Street           Director
  Vancouver, B.C. V6C 1T1

  James R. Billingsley                 Director                100,000(3)             1.42%
  3157 West 33rd Avenue
  Vancouver, B.C. V6N 2G6

  E.G. (Ed) Mowatt                     Director                100,000(4)             1.42%
  4217 Coventry Way
  N. Vancouver, B.C. V7N 4M9

  All directors and executive                                  847,000(5)             12.02%
  officers as a group
  (four persons)

  Pacific Amber Resources, Ltd.              - -                 650,000              9.22%
  1818 - 701 West Georgia Street
  Vancouver, B.C.  V7Y 1C6

  Pandora Industries Inc.                    - -                 450,000              6.39%
  1818 - 701 West Georgia Street
  Vancouver, B.C.  V6P 4X6

  Mark T. Smith                              --               1,200,000(6)            15.69%
  5090 Warwick Terrace
  Pittsburgh, PA  15213

______________________
(1)	Includes 22,000 shares owned by Mr. Donaldson’s spouse and 275,000 shares owned by United Corporate Advisors, Ltd., of which Mr. Donaldson is the President, a Director and shareholder.
(2)	Includes 150,000 shares owned by Mr. Timmins’ spouse.
(3)	Includes 50,000 shares owned by Mr. Billingsley’s spouse.
(4)	Includes 30,000 shares owned Mr. Mowatt’s spouse and 30,000 shares owned Mr. Mowatt’s daughter.
(5)	Includes securities reflected in footnotes 1 - 4.
(6)	Includes warrants to acquire 600,000 shares of common stock exercisable at $0.50 per share until October 7, 2001.

        There are no current arrangements or agreements pledging securities that could in the future result in a change of control of the Company.

Item 12. Certain Relationships and Related Transactions

        James R. Billingsley, a director of the Company, is the registered owner of the entire Billingsley Claim, and thus, has an interest in the Company’s option to acquire rights to explore and develop the Billingsley Claim. In addition, Mr. Billingsley is a Director of Pacific Amber Resources Ltd., and therefore, has an interest in the Company’s Property Option Agreement with Pacific Amber Resources Ltd. with respect to the PDC Properties. The Board of Directors of the Company is aware of Mr. Billingsley’s interests in the Billingsley Claim and in Pacific Amber Resources Ltd. The terms of the option agreement were negotiated by Thornton Donaldson and Mr. Billingsley before Mr. Billingsley became a Director of the Company. The agreement involving the Company and Mr. Billingsley’s claim was handled as an arms-length transaction.

        During the fourth quarter for the fiscal year ended April 30, 2001 the Company completed the transaction contemplated by the December 2000 letter of intent between the Company and Mark Smith, a greater than 5% shareholder of the Company. The Company transferred the Henday Lake Property to UHC in exchange for U.S. $131,183 plus 20% of the equity in UHC. The Company used U.S. $38,005 of the funds to pay creditors, and was required to issue a promissory note for that amount to UHC. This note is payable on demand immediately upon the closure of the sale of a controlling interest in the Company to a third party, or at such time as the Company acquires funds from another source. The remaining U.S. $93,178 in funds received was expended on a work program on the Henday Lake Property. The agreement between the Company and Mr. Smith was handled as an arms-length transaction.

        Other than the transactions stated above, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred since its inception on April 3, 1998, or in any proposed transaction, which has materially affected or will affect the Company.

PART IV

Item 13. Financial Statements, Schedules and Exhibits and Reports on Form 8-K

(a) Financial Statements, Schedules and Exhibits:

        (1)     Financial Statements - Fiscal years ended April 30, 2001 and 2000

        (2)     Schedules

        (3)     Exhibits

(b) Reports on Form 8-K No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

(c) Exhibits

3.1	Articles of Incorporation. (1)

3.2	Bylaws. (1)

4.1	Stock Option Plan. (1)

10.1	Letter Agreement with J.R. Billingsley dated July 29, 1998. (1)

10.2	Extensions to Letter Agreement with J.R. Billingsley. (1)

10.3	Joint Venture Agreement with Phelps Dodge Corporation of Canada, Ltd., dated December 16, 1998. (1)

10.4	Property Option Agreement with Pacific Amber Resources Ltd. dated March 24, 1999. (1)

10.5	Amendment to Property Option Agreement with Pacific Amber Resources Ltd. dated October 7, 1999. (1)

10.6	Asset Purchase Agreement from Athabasca dated April 13, 1998. (2)

10.7	Letter from Phelps Dodge Corporation extending deadline to May 31, 2000. (2)

10.8	Letter from Pacific Amber Terminating its Option. (3)

10.9	Financial Advisory and Investment Banking Agreement. (4)

10.10	Letter of Intent dated December 1, 2000 with Mark Smith. (5)

____________________________
(1)	Incorporated by reference from Form 10-SB, filed October 14, 1999.
(2)	Incorporated by reference from Form 10-SB/A No. 1, filed January 20, 2000.
(3)	Incorporated by reference from Form 10-KSB for the year ended April 30, 2000.
(4)	Incorporated by reference from Form 10-QSB for the period ended October 31, 2000.
(5)	Incorporated by reference from Form 10-QSB for the period ended January 1, 2001.

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

                                                                                                                       URANIUM POWER CORPORATION

Date: August 9, 2001                                                                                 By:  /s/ Thornton J. Donaldson
                                                                                                                                 Thornton J. Donaldson, President and Director

Date: August 9, 2001                                                                                 By:  /s/ William G. Timmins
                                                                                                                                 William G. Timmins, Secretary and Director

EXHIBIT INDEX

3.1	Articles of Incorporation. (1)

3.2	Bylaws. (1)

4.1	Stock Option Plan. (1)

10.1	Letter Agreement with J.R. Billingsley dated July 29, 1998. (1)

10.2	Extensions to Letter Agreement with J.R. Billingsley. (1)

10.3	Joint Venture Agreement with Phelps Dodge Corporation of Canada, Ltd., dated December 16, 1998. (1)

10.4	Property Option Agreement with Pacific Amber Resources Ltd. dated March 24, 1999. (1)

10.5	Amendment to Property Option Agreement with Pacific Amber Resources Ltd. dated October 7, 1999. (1)

10.6	Asset Purchase Agreement from Athabasca dated April 13, 1998. (2)

10.7	Letter from Phelps Dodge Corporation extending deadline to May 31, 2000. (2)

10.8	Letter from Pacific Amber Terminating its Option. (3)

10.9	Financial Advisory and Investment Banking Agreement. (4)

10.10	Letter of Intent dated December 1, 2000 with Mark Smith. (5)

____________________________
(1)	Incorporated by reference from Form 10-SB, filed October 14, 1999.
(2)	Incorporated by reference from Form 10-SB/A No. 1, filed January 20, 2000.
(3)	Incorporated by reference from Form 10-KSB for the year ended April 30, 2000.
(4)	Incorporated by reference from Form 10-QSB for the period ended October 31, 2000.
(5)	Incorporated by reference from Form 10-QSB for the period ended January 1, 2001.

URANIUM POWER CORPORATION
(An Exploration Stage Company)

Financial Statements
April 30, 2001 and 2000
(U.S. Dollars)

         INDEX                                                         Page
         -----                                                         ----

         Report of Independent Chartered Accountants                    F-1

         Financial Statements

         Balance Sheets                                                 F-2

         Statements of Operations                                       F-3

         Statements of Stockholders' Equity                             F-4

         Statements of Cash Flows                                       F-5

         Notes to Financial Statement                                   F-6-F-11

REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

TO THE SHAREHOLDERS AND DIRECTORS OF URANIUM POWER CORPORATION

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Uranium Power Corporation (An Exploration Stage Company) as at April 30, 2001 and 2000 and the related statements of operations, stockholders’ equity and cash flows for each of the three years ended April 30, 2001, 2000 and 1999 and the cumulative totals for the exploration stage operations from April 3, 1998 (inception) through April 30, 2001, These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements presents fairly, in all material respects, the financial position of the Company as at April 30, 2001 and 2000 and the results of its operations and cash flows for each of the three years ended April 30, 2001, 2000 and 1999 and the cumulative totals for the exploration stage operations from April 3, 1998 (inception) through April 30, 2001, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has no revenues and limited capital which together raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ "Smythe Ratcliffe"

Chartered Accountants

Vancouver, Canada
July 10, 2001

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Balance Sheets
April 30, 2001 and 2000
(U.S. Dollars)

                                                                     2001         2000
                                                                     ----         ----
Assets

Current
  Cash .......................................................   $       0    $   5,706
  Accounts receivable ........................................         742        4,866
                                                                 ---------    ---------
Total Current Assets .........................................         742       10,572
Properties (notes 3 and 5) ...................................      34,142       93,600
Investment in Uranium Holdings Corporation (note 5(d)) .......         815            0
                                                                 ---------    ---------

Total Assets .................................................   $  35,699    $ 104,172
                                                                 =========    =========

Liabilities

Current
  Cheques issued in excess of funds on deposit ...............   $  13,853    $       0
  Accounts payable ...........................................      37,950       79,572
                                                                 ---------    ---------

Total Current Liabilities ....................................      51,803       79,572
Due to Uranium Holdings Corporation ..........................      32,618            0
                                                                 ---------    ---------

Total Liabilities ............................................      84,421       79,572
                                                                 ---------    ---------
Stockholders' Equity (Deficiency)

Capital Stock
  Authorized
    40,000,000 Common stock with a par value of $0.001 each
    10,000,000 Preferred stock with a par value of $0.001 each
  Issued
     7,047,500 Common stock (2000 - 6,927,500) ...............       7,048        6,928
Treasury Stock (note 8)
        23,000 Common stock (2000 - 23,000) ..................         (23)         (23)
Additional Paid-In Capital ...................................     608,725      548,845
Deficit Accumulated During Exploration Stage .................    (668,006)    (531,150)
Other Comprehensive Income ...................................       3,534            0
                                                                 ---------    ---------

Total Stockholders' Equity (Deficiency) ......................     (48,722)      24,600
                                                                 ---------    ---------

Total Liabilities and Stockholders' Equity (Deficiency) ......   $  35,699    $ 104,172
                                                                 =========    =========

See notes to financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statements of Operations
(U.S. Dollars)

                                                                                   From
                                                                                Inception on
                                                                               April 3, 1998
                                               Year Ended April 30,               Through
                                         ---------------------------------        April 30,
                                         2001          2000           1999          2001
                                         ----          ----           ----     -------------
Expenditures
  Consulting ...................   $    60,000    $         0    $         0    $    60,000
  Management fee ...............        24,614              0              0         24,614
  Equity loss from investment ..        19,713              0              0         19,713
  Professional fees ............        15,306         34,256         18,732         68,294
  Rent .........................         7,438          6,513            875         14,826
  Exploration costs ............         4,864        274,727        136,796        416,387
  Office .......................         3,338         (2,787)         5,873          6,424
  Transfer agent fee ...........         1,583          1,532            651          3,766
  Advertising and promotion ....             0          5,237         29,900         35,137
  Travel .......................             0            236         17,909         18,145
  Incorporation cost written off             0              0              0            700
                                   -----------    -----------    -----------    -----------

Net Loss for Period ............   $  (136,856)   $  (319,714)   $  (210,736)   $  (668,006)
                                   ===========    ===========    ===========    ===========

Net Loss Per Share .............   $     (0.02)   $     (0.05)   $     (0.03)
                                   ===========    ===========    ===========

Weighted Average Number
  of Shares Outstanding ........     7,016,925      6,467,149      6,026,541
                                   ===========    ===========    ===========

See notes to financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficiency)
April 30, 2001
(U.S. Dollars)

                                     Common Stock                Treasury Stock
                                -----------------------       ---------------------
                                Shares        Par Value       Shares      Par Value
                                ------        ---------       ------      ---------
Common Stock Issued on
  Inception for Assets ....    6,000,000    $    6,000             0    $        0
Net Loss ..................            0             0             0             0
                              ----------    ----------    ----------    ----------
Balance, April 30, 1998 ...    6,000,000         6,000             0             0
Common stock issued
  For subscriptions .......    1,000,000         1,000             0             0
  For resource properties .      200,000           200             0             0
Share issue costs .........            0             0             0             0
Net loss ..................            0             0             0             0
Common stock returned to
  treasury for cancellation     (922,500)         (922)            0             0
                              ----------    ----------    ----------    ----------
Balance April 30, 1999 ....    6,277,500         6,278             0             0
Common stock issued for
  cash ....................      600,000           600             0             0
Common stock issued for
  finder's fee ............       50,000            50             0             0
Treasury stock (note 8) ...            0             0       (23,000)          (23)
Share issue costs .........            0             0             0             0
Net loss ..................            0             0             0             0
                              ----------    ----------    ----------    ----------
Balance, April 30, 2000 ...    6,927,500         6,928       (23,000)          (23)
Common Stock Issued for
  Financial Services ......      120,000           120             0             0
Other Comprehensive
  Income ..................            0             0             0             0
Net Loss ..................            0             0             0             0
                              ----------    ----------    ----------    ----------

Balance, April 30, 2001 ...    7,047,500    $    7,048       (23,000)   $      (23)
                              ==========    ==========    ==========    ==========

                                                           Accumulated    Total
                              Additional       Other       During the  Stockholders'
                                Paid-In     Comprehensive  Exploration    Equity
                                Capital        Income         Stage    (Deficiency)
                              ----------    -------------  ----------- -------------
Common Stock Issued on
  Inception for Assets ....   $   91,834    $        0   $        0    $   97,834
Net Loss ..................            0             0         (700)         (700)
                              ----------    ----------   ----------    ----------
Balance, April 30, 1998 ...       91,834             0         (700)       97,134
Common stock issued
  For subscriptions .......      606,005             0            0       607,005
  For resource properties .      137,131             0            0       137,331
Share issue costs .........      (15,586)            0            0       (15,586)
Net loss ..................            0             0     (210,736)     (210,736)
Common stock returned to
  treasury for cancellation     (554,700)            0            0      (555,622)
                              ----------    ----------   ----------    ----------
Balance April 30, 1999 ....      264,684             0     (211,436)       59,526
Common stock issued for
  cash ....................      299,400             0            0       300,000
Common stock issued for
  finder's fee ............       24,950             0            0        25,000
Treasury stock (note 8) ...      (15,189)            0            0       (15,212)
Share issue costs .........      (25,000)            0            0       (25,000)
Net loss ..................            0             0     (319,714)     (319,714)
                              ----------    ----------   ----------    ----------
Balance, April 30, 2000 ...      548,845             0     (531,150)       24,600
Common Stock Issued for
  Financial Services ......       59,880             0            0        60,000
Other Comprehensive
  Income ..................            0         3,534            0         3,534
Net Loss ..................            0             0     (136,856)     (136,856)
                              ----------    ----------   ----------    ----------

Balance, April 30, 2001 ...   $  608,725    $    3,534   $ (668,006)   $  (48,722)
                              ==========    ==========   ==========    ==========

See notes to financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statements of Cash Flows
(U.S. Dollars)

                                                                                                 From
                                                                                              Inception on
                                                                                             April 4, 1998
                                                                 Year Ended April 30,           Through
                                                           --------------------------------     April 30,
                                                           2001         2000         1999         2001
                                                           ----         ----         ----    -------------
Operating Activities
  Net loss .........................................   $(136,856)   $(319,714)   $(210,736)   $(668,006)
  Adjustments to reconcile net
    loss to net cash used in operating activities
      Exploration costs acquired for shares ........           0            0      137,268      137,268
      Equity loss from investment ..................      19,713            0            0       19,713
      Financial services acquired for shares .......      60,000            0            0       60,000
                                                       ---------    ---------    ---------    ---------
                                                         (57,143)    (319,714)     (73,468)    (451,025)

Changes In Non-Cash Working Capital
  Accounts receivable ..............................       4,124       (4,866)           0         (742)
  Accounts payable .................................      (2,692)      76,490        3,082       76,880
                                                       ---------    ---------    ---------    ---------
                                                           1,432       71,624        3,082       76,138
                                                       ---------    ---------    ---------    ---------

Cash Used in Operating Activities ..................     (55,711)    (248,090)     (70,386)    (374,887)
                                                       ---------    ---------    ---------    ---------

Investing Activity
  Property acquisition .............................           0       (9,141)           0       (9,141)
                                                       ---------    ---------    ---------    ---------

Financing Activities
  Issuance of shares for cash ......................           0      300,000       51,446      389,821
  Common stock returned to treasury ................           0      (15,212)           0      (15,212)
  Share issue costs ................................           0      (25,000)     (15,586)     (40,586)
  Advances from joint venture ......................      32,618            0            0       32,618
                                                       ---------    ---------    ---------    ---------
Cash Provided by Financing Activities ..............      32,618      259,788       35,860      366,641
                                                       ---------    ---------    ---------    ---------

Foreign Currency Translation .......................       3,534            0            0        3,534
                                                                                              ---------
Inflow (Outflow) of Cash ...........................     (19,559)       2,557      (34,526)     (13,853)
Cash, Beginning of Period ..........................       5,706        3,149       37,675            0
                                                                                              ---------

Cash (Cheques Issued in Excess of Funds
  on Deposit), End of Period .......................   $ (13,853)   $   5,706    $   3,149    $ (13,853)
                                                       =========    =========    =========    =========
Non-Cash Financing Activities
  Common stock issued for
    resource properties ............................   $       0    $       0    $ 137,331    $ 235,165
  Common stock issued for
    services .......................................      60,000       25,000            0       85,000
                                                       =========    =========    =========    =========

See notes to financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Years Ended April 30, 2001 and 2000 and Period From April 3, 1998 (Inception) Through April 30, 2001
(U.S. Dollars)

1.         ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated on April 3, 1998 under the laws of the State of Colorado. The Company is in the exploration stage as defined in statement No. 7 of the Financial Accounting Standards Board. The principal business activity is the exploration and development of natural resource properties principally in Canada.

2.        GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going-concern basis. This presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future. Management intends to raise additional capital through share issuances to finance operations.

The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has an accumulated deficit of $668,006. These factors raise substantial doubt about the Company’s ability to continue as a going-concern and is dependent on its ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of these matters cannot be predicted. These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

3.         REALIZATION OF ASSETS

The investment in options on resource properties comprises a significant portion of the Company’s assets. Recovery of the carrying value of the investment in resource properties is dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete the exploration and development, the attainment of future profitable production or the disposition of the properties for proceeds in excess of their carrying value.

4.         SIGNIFICANT ACCOUNTING POLICIES

(a) Exploration stage expenditures

The Company expenses all expenditures for exploration of properties as they are incurred where the properties do not have proven mineral reserves.

(b) Investment

Investment in Uranium Holdings Corporation is accounted for by the equity method whereby the original cost of the investment is adjusted annually to include the Company’s proportionate share of earnings or losses during the year.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Years Ended April 30, 2001 and 2000 and Period From April 3, 1998 (Inception) Through April 30, 2001
(U.S. Dollars)

4.         SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c) Foreign currency translation

The Company’s operations and activities are conducted principally in Canada, hence the Canadian dollar is the functional currency which is translated into U.S. dollars for reporting purposes as follows:

(i) Monetary assets and liabilities at the rate of exchange in effect as at the balance sheet date;

(ii) Non-monetary assets and liabilities at the exchange rates prevailing at the time of the acquisition of the assets or assumption of the liabilities; and,

(iii) Revenues and expenditures at the average rate of exchange for the year.

Gains and losses arising from this translation of foreign currency are included in other comprehensive income as a separate component of stockholders’ equity.

(d) Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income arising from foreign currency translation.

(e) Loss per share

Loss per share calculations are based on the weighted average number of shares outstanding during the period. Diluted loss per share has not been presented separately as the outstanding warrants are anti-dilutive for each of the periods presented.

(f) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

(g) Financial instruments

The Company’s financial instruments consist of cash (cheques issued in excess of funds on deposit), accounts receivable, accounts payable and due to Uranium Holding Corporation. It is management’s opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments, except as disclosed in the notes to the financial statements. The fair value of these financial instruments approximates their carrying value.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Years Ended April 30, 2001 and 2000 and Period From April 3, 1998 (Inception) Through April 30, 2001
(U.S. Dollars)

4.         SIGNIFICANT ACCOUNTING POLICIES (Continued)

(h) Income taxes

Income taxes are calculated using the liability method of accounting. Temporary differences arising from the difference between the tax basis of an asset or liability and its carrying amount on the balance sheet are used to calculate deferred income tax liabilities or assets. These standards required that the deferred income tax asset and liabilities be measured using tax rates and laws that are expected to apply when the temporary differences are expected to reverse.

5.        PROPERTIES

(a) Hocking Lake Property and Henday Lake Property

By agreement dated April 13, 1998, the Company acquired all the assets of Athabasca Uranium Syndicate (a British Columbia, Canada syndicate) which consisted of cash and the Hocking Lake Property and Henday Lake Property. These properties were acquired in 1997 by the syndicate for $59,459 ($82,270 Cdn) and are reflected in the financial statements at the sellers’ historical cost as the sellers are the controlling stockholders.

Consideration given to the members of the syndicate was 6,000,000 common stock of the Company at a par value of $0.001 each. The cost of the assets acquired totalled $97,834.

The Henday Lake Property was transferred to a joint venture in December 2000 (note 5(d)).

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

By an agreement dated March 24, 1999, between the Company and Pacific Amber Resources Ltd. (“Pacific”), the latter will earn a 50% interest in the Saskatchewan Uranium Properties and all of the Company’s rights, licences and permits pertinent thereto held for the specific use and enjoyment thereof by completing the initial program and incurring $325,000 (Cdn. $500,000) in expenditures on or before December 31, 1999, as amended. A total of approximately $324,000 (Cdn. $498,250) was incurred as of April 30, 2000. In return, the Company issued the optionee 200,000 common stock at a deemed value of $0.65 each.

All exploration costs incurred on these properties have been expensed as incurred resulting in no recognition of an asset on the balance sheet. As a result, the transfer of a 50% interest to Pacific resulted in no gain or loss as there were no proceeds from the disposition. Additionally the Company’s issuance of 200,000 shares to Pacific was expensed as exploration costs when incurred.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Years Ended April 30, 2001 and 2000 and Period From April 3, 1998 (Inception) Through April 30, 2001
(U.S. Dollars)

5.         PROPERTIES (Continued)

(c) Northern mining property

By agreement dated July 29, 1998 (subsequently extended to July 1, 2000) the Company acquired a 100% interest in a mining claim in Northern Mining District, Saskatchewan by issuing 50,000 free trading common stock as a finder’s fee to an unrelated party and paying $13,375 Cdn. to the vendor of the property. The vendor has the right to receive $0.35 per pound of the uranium minerals mined from the claim if the price is $18.00 per pound or less, $0.50 per pound where the price is $18.00 per pound or more, or a 3% net smelter royalty if other minerals are mined from the claims.

The transaction was accounted for valuing the common stock issued at $25,000 plus the seller’s historical cost of $9,141 ($13,375 Cdn.).

(d)	Pursuant to a letter of intent dated December 1, 2000 with one of its stockholders, the Company transferred all its rights to the Henday Lake Properties to a newly formed company, Uranium Holdings Corporation (“UHC”), a Nevada Corporation, in exchange for $131,183 (CDN - $199,713) to be spent on the Henday Lake Properties and 20% of the equity of UHC.

As part of the agreement, the Company executed a note in favour of UHC for $38,005 (CDN - $58,376). The note is non-interest bearing and payable on demand upon the closure of the sale of controlling interest in Company to a third party, or at such time as the Company acquires funds from another source.

The Company will continue to hold a 20% interest in the claims transferred to UHC regardless of the equity issued subsequent to the incorporation of UHC. The Company shall have a carried interest in the claims until such time as a total of $163,334 (CDN $250,000) inclusive of the $94,080 (CDN $144,000) required for the first work program has been expended.

Subsequent to such expenditure, the Company shall retain the right to participate on the same basis as the investors in future expenditure programs on a pro-rata basis. Should the Company not provide the requested funds within 30 days of written demand, the Company’s 20% interest shall be reduced in such manner as may reasonably be negotiated between the parties.

6.        STOCK OPTION PLAN

The Company has adopted an incentive and a nonstatutory stock option plan effective August 31, 1999 whereby up to 1,200,000 shares of common stock may be optioned and sold up to August 31, 2019 or until sooner terminated. Incentive options granted will have an exercise price of not less than 100% of fair market value (as defined) per share on the date of grant. Options are granted for a term of ten years except incentive options granted to persons owning more than 10% of the combined voting stock of all classes, in which case the term is five years. No options have been granted to date.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Years Ended April 30, 2001 and 2000 and Period From April 3, 1998 (Inception) Through April 30, 2001
(U.S. Dollars)

7.        WARRANTS

During the year ended April 30, 2000 the Company issued 600,000 warrants each exercisable into one share of common stock at $0.50 per share. The warrants expire on October 7, 2001.

8.         COMMON STOCK

Treasury stock

During the year ended April 30, 2001 the Company purchased 23,000 shares of its common stock from the original owners who had acquired the shares prior to April 30, 2000 in a private placement. The common stock was purchased for the same amount as the proceeds from original issue.

9.         RELATED PARTY TRANSACTIONS

The following non-arm’s length transactions occurred with parties who are directors and stockholders of the Company.

(a) Acquisition of assets of Athabasca Uranium Syndicate (note 5(a)) in exchange for 6,000,000 common stock.

(b) Agreement with Pacific Amber Resources Ltd. (note 5(b)) and issuance of 200,000 common stock under the agreement.

(c) Option to acquire an interest in a mining claim from a minority stockholder who is an officer and director (note 5(c)).

(d)	During the year ended April 30, 2001, the Company paid management fees of $24,614 to a company controlled by a director and officer of the Company.

(e)	Subsequent to April 30, 2001, the Company received advances of C$22,920 from a company controlled by a director and officer of the Company. The advances are non-interest bearing and have no set terms of repayment.

10. COMPREHENSIVE LOSS

                                            2001           2000           1999
                                            ----           ----           ----

Net loss                                $(136,856)     $(319,714)     $(210,736)
Other comprehensive income                  3,534              0              0
                                        ---------      ---------      ---------

Comprehensive loss                      $(133,322)     $(319,714)     $(210,736)
                                        =========      =========      =========

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Years Ended April 30, 2001 and 2000 and Period From April 3, 1998 (Inception) Through April 30, 2001
(U.S. Dollars)

11.        INCOME TAXES

A deferred tax asset stemming from the Company’s net operating loss carry forward, has been reduced by a valuation account to $nil due to uncertainties regarding the utilization of the deferred assets. At April 30, 2001, the Company has available a net operating loss carry forward of approximately $329,000 (2000 - $175,000) which it may use to offset future United States federal taxable income. The net operating loss carry forward if not utilized, will begin to expire in 2017.