Form 10QSB
period 2001-07-31
URANIUM POWER CORP
filed 2001-09-19
CIK 1096791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________________ to ____________________.

           Commission File Number 0-27659

URANIUM POWER CORPORATION
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
                                                  incorporation or organization)

206-475 Howe Street, Vancouver, British Columbia, Canada V6C 2B3
(Address of Principal Executive Offices)       (Zip Code)

Registrant's telephone number, including area code:     (604) 685-8355

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No  [  ]

The number of shares outstanding of the issuer’s classes of common equity, as of July 31, 2001 is _____________ shares of Common Stock.

Transitional Small Business Disclosure Format (check one):     Yes  [  ]     No  [X

]

URANIUM POWER CORPORATION
(An Exploration Stage Company)

Financial Statements
July 31, 2001 and April 30, 2001
(Unaudited Prepared by Management)
(U.S. Dollars)

         INDEX                                                           Page
         -----                                                           ----

         Financial Statements

         Balance Sheets                                                  3

         Statement of Operations                                         4

         Statement of Stockholders' Equity                               5

         Statement of Cash Flows                                         6

         Notes to Financial Statements                                   7-11

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Balance Sheets
July 31, 2001 (Unaudited) and April 30, 2001
(U.S. Dollars)

                                                                                       July 31,       April 30,
                                                                                         2001            2001
                                                                                        (unaudited)       (audited)
  Assets

  Current
    Cash .......................................................   $     773    $       0
    Accounts receivable ........................................         944          742
                                                                   ---------    ---------
  Total Current Assets .........................................       1,717          742
  Properties (note 4) ..........................................      34,142       34,142
  Investment in Uranium Holdings Corporation ...................         815          815
                                                                   ---------    ---------

  Total Assets .................................................   $  36,674    $  35,699
                                                                   =========    =========
  Liabilities

  Current
    Cheques issued in excess of funds on deposit ...............   $       0    $  13,853
    Accounts payable and accrued liabilities ...................      76,800       37,950
    Advances from Related Party ................................      33,270            0
                                                                   ---------    ---------
  Total Current Liabilities ....................................     110,070       51,803
  Due to Uranium Holdings Corporation ..........................      32,618       32,618
                                                                   ---------    ---------
                                                                     142,688       84,421
                                                                   ---------    ---------
  Stockholders' Equity (Deficiency)

  Capital Stock
    Authorized
      40,000,000 Common stock with a par value of $0.001 each
      10,000,000 Preferred stock with a par value of $0.001 each
    Issued
        7,047,500 Common stock .................................       7,048        7,048
  Treasury Stock
        23,000 Common stock ....................................         (23)         (23)
  Additional Paid-In Capital ...................................     608,725      608,725
  Comprehensive Income .........................................       3,548        3,534
  Deficit Accumulated During Exploration Stage .................    (725,312)    (668,006)
                                                                   ---------    ---------
  Total Stockholders' Equity (Deficiency) ......................    (106,014)     (48,722)
                                                                   ---------    ---------
  Total Liabilities and Stockholder's Equity ...................   $  36,674    $  35,699
                                                                   =========    =========

See notes to the financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statement of Operations
Three Months Ended July 31, 2001 and 2000 (Unaudited) and Period from April 3, 1998
(Inception) to July 31, 2001
(U.S. Dollars)

                                                                                     Period from
                                                                                     April 3, 1998
                                                  Three Months Ended July 31,    (Inception) through
                                                        2001           2000         July 31, 2001
                                                        ----           ----      -------------------

 Exploration costs .............................   $    54,014    $     2,107    $   470,401
 Rent ..........................................         1,548          2,022         16,295
 Professional fees .............................           997          4,273         69,291
 Transfer agent fee ............................           395            380          4,161
 Office ........................................           352          1,155          6,856
 Advertising and promotion .....................             0              0         35,137
 Travel ........................................             0              0         18,145
 Equity loss from investment ...................             0              0         19,713
 Management fee ................................             0              0         24,614
 Consulting ....................................             0              0         60,000
 Incorporation cost written off ................             0              0            700
                                                   -----------    -----------    -----------
Net Loss for Period ............................   $    57,306    $     9,937    $   725,313
                                                   ===========   ============    ===========

Net Loss Per Share .............................   $     (0.01)   $     (0.00)
                                                   ===========    ===========
Weighted Average Number of Common
  Shares Outstanding ...........................     7,047,500      6,927,500
                                                   ===========    ===========

See notes to the financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statement of of Stockholders’ Equity
Three Months Ended July 31, 2001 (Unaudited) and Year Ended April 30, 2001
(U.S. Dollars)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                              Additional                During the      Total
                                  Common Stock             Treasury Stock      Paid-In   Comprehensive  Exploration  Stockholders'
                               Shares    Par Value     Shares      Par Value   Capital      Income         Stage       Equity
                               ------    ---------     ------      ---------  ---------  ------------- ------------  -------------

Balance April 30, 2000 ...   6,927,500   $   6,928     (23,000)   $     (23)   $ 548,845   $       0   $(531,150)   $  24,600
Common stock issued
  for financial services..     120,000         120           0            0       59,880           0           0       60,000
Other comprehensive income           0           0           0            0            0       3,534           0        3,534
Net loss .................           0           0           0            0            0           0    (136,856)    (136,856)
                             ---------   ---------   ---------   ----------    ---------  ----------  ----------    ---------
Balance, April 30,  2001..   7,047,500       7,048     (23,000)         (23)     608,725       3,534    (668,006)     (48,722)
Unaudited Information
  Comprehensive income ...           0           0           0            0            0          14           0           14
  Net loss ...............           0           0           0            0            0           0     (57,306)     (57,306)
                             ---------   ---------   ---------   ----------    ---------  ----------  ----------    ---------
Balance, July 31, 2001 ...   7,047,500   $   7,048     (23,000)   $     (23)   $ 608,725   $   3,548   $(725,312)   $(106,014)
                             =========   =========   =========   ==========    =========  ==========  ==========    =========

See notes to the financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statement of Cash Flows
Three Months Ended July 31, 2001 and 2000 (Unaudited) and Period from April 3, 1998
(Inception) Through July 31, 2001
(U.S. Dollars)

                                                                              Inception on
                                                                              April 3, 1998
                                                                               (Inception)
                                                                                Through
                                                  Three Months Ended July 31,   July 31,
                                                     2001          2000          2001
                                                     ----          ----          ----

Operating Activities
  Net loss ....................................   $ (57,306)   $  (9,937)   $(725,312)
  Adjustments to reconcile net loss to
  net cash used in operating activities
    Equity loss from investment ...............           0            0       19,713
    Exploration costs acquired for shares .....           0            0      137,268
    Financial services acquired for shares ....           0            0       60,000
Changes In Non-Cash Working Capital
  Accounts receivable .........................        (202)        (631)        (944)
  Accounts payable ............................      38,850        2,939      115,730
  Advances from related party .................      33,270            0       33,270
                                                  ---------    ---------    ---------
Net Cash Used By Operating Activities .........      14,612       (7,629)    (360,275)
                                                  ---------    ---------    ---------
Cash Flows Used By Investing Activity
  Property acquisition ........................           0            0       (9,141)
                                                  ---------    ---------    ---------
Cash Flows From Financing Activities
  Issuance of shares for cash .................           0            0      389,821
  Common stock returned to treasury ...........           0            0      (15,212)
  Advances from joint venture .................           0            0       32,618
  Share issue costs ...........................           0            0      (40,586)
                                                  ---------    ---------    ---------
                                                          0            0      366,641
                                                  ---------    ---------    ---------
Foreign Currency Translation ..................          14        2,057        3,548

Inflow (Outflow) of Cash ......................      14,626       (5,572)         773
Cash (Cheques Issued in Excess of Funds
   on Deposit), Beginning of Period ...........     (13,853)       5,706            0
                                                  ---------    ---------    ---------
Cash, End of Period ...........................   $     773    $     134    $     773
                                                  =========    =========    =========

Supplemental Disclosure of NonCash Transactions
  Common stock issued for resource properties .   $       0    $       0    $ 235,165
  Common stock issue for finder's fee .........           0            0       85,000
                                                  =========    =========    =========

See notes to the financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Three Months Ended July 31, 2001 and 2000
(U.S. Dollars)

1. BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited financial statements for the year ended April 30, 2001.

In the opinion of the Company’s management, these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at July 31, 2001 and April 30, 2001 and the results of operations and the statement of cash flows for the three months ended July 31, 2001. The results of operations for the three months ended July 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

2. GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles on a goingconcern basis. This presumes funds will be available to finance ongoing development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future. Management intends to raise additional capital through share issuances to finance operations.

The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has an accumulated deficit of $725,312. These factors raise substantial doubt about the Company’s ability to continue as a goingconcern and is dependent on its ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of these matters cannot be predicted. These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

3. LOSS PER SHARE

        Net loss per share computations are based on the weighted average number of shares outstanding during the period.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Three Months Ended July 31, 2001 and 2000
(U.S. Dollars)

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

Consideration given to the members of the syndicate was 6,000,000 common shares of the Company at a par value of $0.001 each. The cost of the assets acquired totalled $97,834.

The Henday Lake Property was transferred to a joint venture in December 2000 (note 4(d)).

(b) Saskatchewan Uranium Properties

By agreement dated December 16, 1998, as amended the Company has options to acquire a 100% interest in 11 mining claims in Saskatchewan, Canada, upon incurring cumulative expenditures of approximately $338,000 (Cdn. $500,000) by May 31, 2001 and an additional approximate $1,712,000 (Cdn. $2,500,000) by December 31, 2002. The optioner can earn back a 35% interest by incurring cumulative expenditures of not less than approximately $2,054,000 (Cdn. $3,000,000) before December 31, 2006. A royalty is payable at 2% of gross value (as defined) of production if the optioner does not earn back the 35% interest.

By an agreement dated March 24, 1999, between the Company and Pacific Amber Resources Ltd. (“Pacific”), the latter will earn a 50% interest in the Saskatchewan Uranium Properties and all of the Company’s rights, licences and permits pertinent thereto held for the specific use and enjoyment thereof by completing the initial program and incurring $325,000 (Cdn. $500,000) in expenditures on or before December 31, 1999 as amended. A total of approximately $324,000 (Cdn. $498,250) was incurred as of April 30, 2000. In return, the Company issued the optionee 200,000 common shares at a deemed value of $0.65 each.

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

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Three Months Ended July 31, 2001 and 2000
(U.S. Dollars)

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

The transaction was accounted for valuing the common stock issued at $25,000 plus the seller’s historical cost of $9,141 ($13,375 Cdn.).

(d)	Pursuant to a letter of intent dated December 1, 2000 with one of its stockholders, the Company transferred all its rights to the Henday Lake Properties to a newly formed company, Uranium Holdings Corporation (“UHC”), a Nevada Corporation, in exchange for $131,183 (CDN $199,713) to be spent on the Henday Lake Properties and 20% of the equity of UHC.

As part of the agreement, the Company executed a note in favour of UHC for $38,005 (CDN $58,376). The note is noninterest bearing and payable on demand upon the closure of the sale of controlling interest in the Company to a third party, or at such time as the Company acquires funds from another source.

The Company will continue to hold a 20% interest in the claims transferred to UHC regardless of the equity issued subsequent to the incorporation of UHC. The Company shall have a carried interest in the claims until such time as a total of $163,334 (CDN $250,000) inclusive of the $94,080 (CDN $144,000) required for the first work program has been expended.

Subsequent to such expenditure, the Company shall retain the right to participate on the same basis as the investors in future expenditure programs on a prorata basis. Should the Company not provide the requested funds within 30 days of written demand, the Company’s 20% interest shall be reduced in such manner as may reasonably be negotiated between the parties.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Three Months Ended July 31, 2001 and 2000
(U.S. Dollars)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following information should be read in conjunction with the unaudited consolidated financial statements included herein, which are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information. All dollar amounts in this form are in U.S. dollars unless otherwise stated.

Results of Operations

        As of the date of this Report, the operations of Uranium Power Corporation (the “Company”) have been speculative. The Company incurred a loss in the quarter ended July 31, 2001, and has not had revenues from its operations to date. The Company has been dependent, and continues to rely upon, the sale of equity securities in order to fund its exploration activities. Its ability to continue its operations is dependent on the ability of the Company to continue to obtain financing.

        The Company is involved in the exploration of uranium properties located in the Athabasca Basin of northern Saskatchewan, Canada. It owns a 20% interest in two properties totaling 78,352 acres and has options to acquire a 100% interest in six additional properties. These six properties, with eleven mining claims, may be acquired through an option agreement with Phelps Dodge Corporation of Canada, Ltd. (“PDC”).

        During the quarter ended July 31, 2001 no exploration work was conducted.

Changes in Financial Condition

        Net loss for the threemonth period ended July 31, 2001 was $57,306, or $0.01 per share, compared with a net loss of $9,917, or $0.00 per share, for the same period of 2000. The Company will continue to rely on funding from financing sources in order to proceed with its development activities. Since no work is required during the next year on the Phelps Dodge claims, these claims will be unaffected by the Company’s lack of funding.

Forward-Looking Statements

        Discussions and information in this document which are not historical facts should be considered forwardlooking statements. With regard to forwardlooking statements, including those regarding the potential revenues from the mining and development of uranium properties and the business prospects or any other aspect of the Company, actual results and business performance may differ materially from that projected or estimated in such forwardlooking statements. The Company has attempted to identify in this document certain of the factors that it currently believes may cause actual future experience and results to differ from its current expectations. In addition to the risks cited above regarding the need for the Company to continue to obtain financing to be able to continue operating and risks specific to the exploration and mining of uranium, differences may be caused by a variety of factors, including adverse economic conditions, entry of new and stronger competitors, inadequate capital and the inability to obtain funding from third parties, unexpected costs, inability to obtain or keep qualified personnel and the volatility of uranium markets and prices.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8K

(a) 3.1 Articles of Incorporation. (1)

3.2 Bylaws.(1)

------------------

(1) Incorporated by reference from the Company’s Registration Statement on Form 10SB, filed with the SEC on October 14, 1999.

(b) Reports on Form 8K: During the quarter ended July 31, 2001, the Company filed no reports on Form 8K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 19, 2001                                                                          URANIUM POWER CORPORATION

                                                                                                                        By: /s/ Thornton Donaldson
                                                                                                                                  Thornton Donaldson
                                                                                                                                  President and Director

                                                                                                                        By: /s/ William G. Timmins
                                                                                                                                  William G. Timmins
                                                                                                                                  Secretary and Director