Form 10QSB
period 2001-10-31
URANIUM POWER CORP
filed 2001-12-21
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2001 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ____________________.

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

(604) 685-8355
(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No  [  ]

The number of shares outstanding of the issuer’s classes of common equity, as of October 31, 2001 is 7,047,500 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):     Yes  [  ]     No  [X]

URANIUM POWER CORPORATION
(An Exploration Stage Company)

Financial Statements
October 31, 2001 and April 30, 2001
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

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Balance Sheets
October 31, 2001 (Unaudited) and April 30, 2001
(U.S. Dollars)

                                                                     October 31,   April 30,
                                                                        2001        2001
                                                                     ----------    --------
                                                                     (unaudited)  (audited)

Assets

Current
  Cash ...........................................................   $   1,077    $       0
  Accounts receivable ............................................       2,206          742
                                                                     ---------    ---------
Total Current Assets .............................................       3,283          742
Properties (note 4) ..............................................     109,142       34,142
Investment in Uranium Holdings Corporation .......................         815          815
                                                                     ---------    ---------
Total Assets .....................................................   $ 113,240    $  35,699
                                                                     =========    =========

Liabilities

Current
  Cheques issued in excess of funds on deposit ...................   $       0    $  13,853
  Accounts payable and accrued liabilities .......................      57,294       37,950
  Advances from Related Party ....................................      57,659            0
                                                                     ---------    ---------
Total Current Liabilities ........................................     114,953       51,803
Due to Uranium Holdings Corporation ..............................       2,608       32,618
                                                                     ---------    ---------
                                                                       117,561       84,421
                                                                     ---------    ---------

Stockholders' Equity (Deficiency)

Capital Stock
  Authorized
    40,000,000 Common stock with a par value of $0.001 each
    10,000,000 Preferred stock with a par value of $0.001 each
  Issued
      7,047,500 Common stock (note 6) ............................       7,048        7,048
Treasury Stock
      23,000 Common stock ........................................         (23)         (23)
Subscriptions Received (note 6) ..................................     150,000            0
Additional Paidin Capital ........................................     608,725      608,725
Comprehensive Income .............................................      11,863        3,534
Deficit Accumulated During Exploration Stage .....................    (781,934)    (668,006)
                                                                     ---------    ---------
Total Stockholders' Equity (Deficiency) ..........................      (4,321)     (48,722)
                                                                     ---------    ---------

Total Liabilities and Stockholder's Equity .......................   $ 113,240    $  35,699
                                                                     =========    =========

See notes to financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statements of Operations
Three Months and Six Months Ended October 31, 2001 and 2000 (Unaudited) and
Period from April 3, 1998 (Inception) to October 31, 2001
(U.S. Dollars)

                                                                                                  Period from
                                                                                                 April 3, 1998
                                                                                                  (Inception)
                                                                                                    through
                                   Three Months Ended October 31,  Six Months Ended October 31,   October 31,
                                          2001          2000           2001           2000           2001
                                          ----          ----           ----           ----       -------------

  Exploration costs ............   $   (27,855)   $         0    $    26,159    $     2,107    $   442,546
  Rent .........................         1,286          1,333          2,755          3,355         17,581
  Professional fees ............        16,376          1,591         17,372          5,864         85,667
  Transfer agent fee ...........         9,300            275          9,695            655         13,460
  Office .......................           272            338            704          1,493          7,128
  Advertising and promotion ....        15,705              0         15,705              0         50,842
  Travel .......................         5,128              0          5,128              0         23,273
  Equity loss from investment ..             0              0              0              0         19,713
  Management and
    administrative fee .........        36,410              0         36,410              0         61,024
  Financial services ...........             0         60,000              0         60,000         60,000
  Incorporation cost
    written off ................             0              0              0              0            700
                                   -----------    -----------    -----------    -----------    -----------
Net Loss for Period ............   $   (56,622)   $   (63,537)   $  (113,928)   $   (73,474)   $  (781,934)
                                   ===========    ===========    ===========    ===========    ===========

Net Loss Per Share .............   $     (0.01)   $     (0.01)   $     (0.01)   $     (0.01)
                                   ===========    ===========    ===========    ===========

Weighted Average Number of
   Common Shares Outstanding ...     7,047,500      7,007,500      7,047,500      6,927,500
                                   ===========    ===========    ===========    ===========

See notes to financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statements of Stockholders' Equity
Six Months Ended October 31, 2001 (Unaudited) and Year Ended April 30, 2001
(U.S. Dollars)

                                                Common Stock           Treasury Stock
                                            --------------------    ---------------------   Subscription
                                            Shares     Par Value    Shares      Par Value     Received
                                            ------     ---------    ------      ---------   ------------

Balance April 30, 2000 ................   6,927,500   $   6,928     (23,000)   $     (23)   $       0
Common stock issued
  for financial services ..............     120,000         120           0            0            0
Other comprehensive
  income ..............................           0           0           0            0            0
Net loss ..............................           0           0           0            0            0
                                          ---------   ---------   ---------    ---------    ---------

Balance, April 30,  2001 ..............   7,047,500       7,048     (23,000)         (23)           0
Unaudited Information
  Subscriptions
    received ..........................           0           0           0            0      150,000
  Comprehensive
    income ............................           0           0           0            0            0
  Net loss ............................           0           0           0            0            0
                                          ---------   ---------   ---------    ---------    ---------
Balance,
  October 31,
  2001 ................................   7,047,500   $   7,048     (23,000)   $     (23)   $ 150,000
                                          =========   =========   =========    =========    =========

                                                                       Deficit
                                                                     Accumulated
                                        Additional                   During the     Total
                                          Paid-In     Comprehensive  Exploration Stockholders'
                                          Capital        Income         Stage       Equity
                                        ----------    -------------  ----------- -------------

Balance April 30, 2000 ................   $ 548,845   $       0   $(531,150)   $  24,600
Common stock issued
  for financial services ..............      59,880           0           0       60,000
Other comprehensive
  income ..............................           0       3,534           0        3,534
Net loss ..............................           0           0    (136,856)    (136,856)
                                          ---------   ---------   ---------    ---------

Balance, April 30,  2001 ..............     608,725       3,534    (668,006)     (48,722)
Unaudited Information
  Subscriptions
    received ..........................           0           0           0      150,000
  Comprehensive
    income ............................           0       8,329           0        8,329
  Net loss ............................           0           0    (113,928)    (113,928)
                                          ---------   ---------   ---------    ---------

Balance,
  October 31,
  2001 ................................   $ 608,725   $  11,863   $(781,934)   $  (4,321)
                                          =========   =========   =========    =========

See notes to financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statement of Cash Flows
Six Months Ended October 31, 2001 and 2000 (Unaudited) and Period from
April 3, 1998 (Inception) Through October 31, 2001
(U.S. Dollars)

                                                                                   From
                                                                               Inception on
                                                                               April 3, 1998
                                                                            (Inception) Through
                                                Six Months Ended October 31,     October 31,
                                                      2001         2000             2001
                                                      ----         ----      ------------------

Operating Activities
  Net loss ......................................   $(113,928)   $ (73,474)   $(781,934)
  Adjustments to reconcile net loss
  to net cash used in operating activities
    Equity loss from investment .................           0            0       19,713
    Exploration costs acquired for shares .......           0            0      137,268
    Financial services acquired for shares ......           0       60,000       60,000
Changes in Non-Cash Working Capital
  Accounts receivable ...........................      (1,463)       4,697       (2,206)
  Accounts payable ..............................       8,642        1,661       85,522
  Advances from related party ...................      68,361            0       68,361
                                                    ---------    ---------    ---------
Cash Used by Operating Activities ...............     (38,388)      (7,116)    (413,276)
                                                    ---------    ---------    ---------

Investing Activity
  Property acquisition ..........................     (75,000)           0      (84,141)
                                                    ---------    ---------    ---------

Financing Activities
  Issuance of shares for cash ...................           0            0      389,821
  Common stock returned to treasury .............           0            0      (15,212)
  Advances from (to) joint venture ..............     (30,010)           0        2,608
  Share issue costs .............................           0            0      (40,586)
  Subscriptions received ........................     150,000            0      150,000
                                                    ---------    ---------    ---------
Cash Provided by Financing Activities ...........     119,990            0      486,631
                                                    ---------    ---------    ---------
Foreign Currency Translation ....................       8,328           88       11,863
                                                    ---------    ---------    ---------

Inflow (Outflow) of Cash ........................      14,930       (7,028)       1,077
Cash (Cheques Issued in Excess of Funds
   on Deposit), Beginning of Period .............     (13,853)      (3,187)           0
                                                    ---------    ---------    ---------

Cash, End of Period .............................   $   1,077    $ (10,215)   $   1,077
                                                    =========    =========    =========
Supplemental Disclosure of Non-Cash
Transactions
  Common stock issued for resource properties ...   $       0    $       0    $ 235,165
  Common stock issue for finder's fee ...........   $       0    $       0    $  85,000
    in joint venture ............................   $       0    $       0    $  38,930
  Common stock issued for financial services ....   $       0    $       0    $  60,000
  Transfer of resource properties for interest
    in joint venture ............................   $       0    $       0    $  38,930
                                                    =========    =========    =========

See notes to financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Six Months Ended October 31, 2001
(U.S. Dollars)
(Unaudited)

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

In the opinion of the Company’s management, these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at October 31, 2001 and April 30, 2001 and the results of operations and the statement of cash flows for the three months ended October 31, 2001. The results of operations for the six months ended October 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has an accumulated deficit of $781,934. These factors raise substantial doubt about the Company’s ability to continue as a goingconcern and is dependent on its ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of these matters cannot be predicted. These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

3.    LOSS PER SHARE

Net loss per share computations are based on the weighted average number of shares outstanding during the period.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Six Months Ended October 31, 2001
(U.S. Dollars)
(Unaudited)

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

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Six Months Ended October 31, 2001
(U.S. Dollars)
(Unaudited)

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

The transaction was accounted for valuing the common stock issued at $25,000 plus the seller’s historical cost of $9,141 ($13,375 Cdn.).

(d)	Uranium Holdings Corporation

Pursuant to a letter of intent dated December 1, 2000 with one of its stockholders, the Company transferred all its rights to the Henday Lake Properties to a newly formed company, Uranium Holdings Corporation (“UHC”), a Nevada Corporation, in exchange for $131,183 (CDN $199,713) to be spent on the Henday Lake Properties and 20% of the equity of UHC.

As part of the agreement, the Company executed a note in favour of UHC (U.S. $2,608 at October 31, 2001; (CDN $4,061). The note is noninterest bearing and payable on demand upon the closure of the sale of controlling interest in the Company to a third party, or at such time as the Company acquires funds from another source.

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

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Six Months Ended October 31, 2001
(U.S. Dollars)
(Unaudited)

4.    PROPERTIES (Continued)

(e)	Athabaska Oil Project

The Company has signed an Option Agreement with a private company that grants the Company an option to purchase all the issued and outstanding shares in the capital stock of Anhydride Petroleum (Canada) Inc. (“Anhydride”). The private company holds all of the issued and outstanding stock of Anhydride. The Company must execute this agreement on or before January 14, 2002. Anhydride owns certain petroleum and natural gas parcels and rights in the Province of Alberta, Canada (“the Athabaska Oil Project”). Consideration for the grant of the option was as follows:

(a)	payment of U.S. $75,000 (paid);

(b)	issue of transferrable share purchase warrants (issued) for 1,000,000 shares of the Company at U.S. $0.01 per share exercisable on or before July 25, 2003 (issued); and

(c)	commit to pay all costs to a maximum of U.S. $60,000 for completion or abandonment of an existing well of Anhydride.

The Company is required to complete the following to exercise the option:

(a)	deliver U.S. $100,000 to the private company;

(b)	assume the obligations of Anhydride of a promissory note of CDN. $300,000 (U.S. $192,700) and a bonus of CDN. $100,000 (U.S. $64,230) to the lenders;

(c)	issue to the private company or assigns 3,950,000 shares at a deemed price of U.S. $0.001 per share; and

(d)	grant the private company the transferable right to subscribe for 500,000 shares at U.S. $0.01 per share for a one year period following the successful test of the initial well.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Six Months Ended October 31, 2001
(U.S. Dollars)
(Unaudited)

5.    STOCK OPTION PLAN

The Company has adopted an incentive and a nonstatutory stock option plan effective August 31, 1999 whereby up to 1,200,000 shares of common stock may be optioned and sold up to August 31, 2019 or until sooner terminated. Incentive options granted will have an exercise price of not less than 100% of fair market value (as defined) per share on the date of grant. Options may be granted for a term of up to ten years except incentive options granted to persons owning more than 10% of the combined voting stock of all classes, in which case the term is five years.

During the period the Company issued 1,200,000 options to acquire that same number of shares at $0.27 per share until August 21, 2006.

6.    COMMON STOCK AND WARRANTS

As at October 31, 2001 the Company had issued 1,028,111 shares in error which were subsequently returned to treasury. Consequently, these shares are not reflected as issued as at October 31, 2001.

The Company issued transferable share purchase warrants for 1,000,000 shares at U.S. $0.01 per share exercisable on or before July 25, 2003.

The Company received $150,000 in share subscriptions pertaining to a private placement of 1,500,000 shares at $0.10 per share.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following information should be read in conjunction with the unaudited consolidated financial statements included herein, which are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information. All dollar amounts in this form are in U.S. dollars unless otherwise stated.

Results of Operations

        As of the date of this Report, the operations of Uranium Power Corporation (the “Company”) have been speculative. The Company incurred a loss in the quarter ended October 31, 2001, and has not had revenues from its operations to date. The Company has been dependent, and continues to rely upon, the sale of equity securities in order to fund its exploration activities. Its ability to continue its operations is dependent on the ability of the Company to continue to obtain financing.

        The Company has historically been involved in the exploration of uranium properties located in the Athabasca Basin of northern Saskatchewan, Canada. It owns a 20% interest in two properties totaling 78,352 acres and has options to acquire a 100% interest in six additional properties. These six properties, with eleven mining claims, may be acquired through an option agreement with Phelps Dodge Corporation of Canada, Ltd. (“PDC”). During the quarter ended October 31, 2001 no exploration work was conducted.

        On September 10, 2001 the Company entered into an Option Agreement (the “Option Agreement”) with October Sun, a Nevada corporation, to acquire certain petroleum or natural gas parcels and rights held by its subsidiary. The Option Agreement provides, among other things, for the issuance of 3,950,000 shares to October Sun upon closing, plus a warrant to acquire 500,000 shares of the Company’s common stock at $0.01 per share, the assumption of US $192,700 in debt and $100,000 in cash. Upon signing the Option Agreement the Company paid US $75,000, issued warrants to purchase 1,000,000 of the Company’s common stock at $0.01 per share, and committed to pay US $60,000 for completion or abandonment of an existing well. The closing date has been extended to January 15, 2001.

Changes in Financial Condition

        Net loss for the threemonth period ended October 31, 2001 was $56,622, or $0.01 per share, compared with a net loss of $63,537, or $0.01 per share, for the same period of 2000. The Company will continue to rely on funding from financing sources in order to proceed with its development activities. Since no work is required during the next year on the Phelps Dodge claims, these claims will be unaffected by the Company’s lack of funding. However, if the Company closes under the Option Agreement it believes it will concentrate in the near term on the exploration or development of petroleum and natural gas parcels and rights. This will require that the Company obtain additional funding.

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

PART II OTHER INFORMATION

Item 2.    Recent Sales of Unregistered Securities

        Upon signing the Option Agreement on September 10, 2001 the Company issued a warrant to October Sun to purchase 1,000,000 shares of the Company’s common stock at $0.01 per share exercisable until July 25, 2003. This warrant was issued pursuant to the exemption under Section 4(2) of the Securities Act of 1933.

        On August 21, 2001 the Company also issued options to acquire an aggregate of 1,200,000 shares of the Company’s common stock to its officers, directors and consultants, exercisable for five years at a price of US $0.27 per share. These options were granted under the Company’s Stock Option Plan. To the extent the grant of these options might be considered the sale of a security, these options were issued under Section 4(2) of the Securities Act of 1933.

Item 6.    Exhibits and Reports on Form 8K

(a)	3.1 Articles of Incorporation. (1) 3.2 Bylaws.(1) 10.1 Option Agreement dated September 10, 2001 and Amendment dated October 10, 2001. Filed herewith.

_______________
(1)	Incorporated by reference from the Company’s Registration Statement on Form 10SB, filed with the SEC on October 14, 1999.

(b)	Reports on Form 8-K: During the quarter ended October 31, 2001, the Company filed no reports on Form 8K.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                       URANIUM POWER CORPORATION

Date: December 19, 2001                                                                                    By:  /s/ Thornton J. Donaldson
                                                                                                                                 Thornton J. Donaldson, President and Director

Date: December 19, 2001                                                                                    By:  /s/ William G. Timmins
                                                                                                                                 William G. Timmins, Secretary and Director