Form 10QSB
period 2002-01-31
URANIUM POWER CORP
filed 2002-03-18
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2002 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ____________________.

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

(604) 685-8355
(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No  [  ]

The number of shares outstanding of the issuer’s classes of common equity, as of January 31, 2002 is 7,422,500 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):     Yes  [  ]     No  [X]

URANIUM POWER CORPORATION
(An Exploration Stage Company)

Financial Statements
January 31, 2002 and April 30, 2001
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

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Balance Sheets
January 31, 2002 (Unaudited) and April 30, 2001
(U.S. Dollars)

                                                                       January 31,   April 30,
                                                                           2002        2001
                                                                       ----------    --------
                                                                       (unaudited)   (audited)
Assets

Current
  Cash .............................................................   $   1,384    $       0
  Accounts receivable ..............................................       5,652          742
                                                                       ---------    ---------
Total Current Assets ...............................................       7,036          742
Properties (note 4) ................................................     109,142       34,142
Investment in Uranium Holdings Corporation .........................         815          815
                                                                       ---------    ---------
Total Assets .......................................................   $ 116,993    $  35,699
                                                                       =========    =========
Liabilities

Current
  Cheques issued in excess of funds on deposit .....................   $       0    $  13,853
  Accounts payable and accrued liabilities .........................      94,006       37,950
  Advances from Related Party ......................................      71,209            0
                                                                       ---------    ---------
Total Current Liabilities ..........................................     165,215       51,803
Due to Uranium Holdings Corporation ................................       2,608       32,618
                                                                       ---------    ---------
                                                                         167,823       84,421
                                                                       ---------    ---------
Stockholders' Equity (Deficiency)

Capital Stock
  Authorized
    40,000,000  Common stock with a par value of $0.001 each
    10,000,000  Preferred stock with a par value of $0.001 each
  Issued
     7,422,500  Common stock (note 6) ..............................       7,423        7,048
Treasury Stock
        23,000  Common stock .......................................         (23)         (23)
Subscriptions Received (note 6) ....................................     112,500            0
Additional Paid-in Capital .........................................     645,850      608,725
Comprehensive Income ...............................................       5,608        3,534
Deficit Accumulated During Exploration Stage .......................    (822,188)    (668,006)
                                                                       ---------    ---------
Total Stockholders' Equity (Deficiency) ............................     (50,830)     (48,722)
                                                                       ---------    ---------
Total Liabilities and Stockholder's Equity .........................   $ 116,993    $  35,699
                                                                       =========    =========

See notes to financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statements of Operations
Three Months and Nine Months Ended January 31, 2002 and 2001 (Unaudited) and
Period from April 3, 1998 (Inception) to January 31, 2002
(U.S. Dollars)

                                                                                                  Period from
                                                                                                 April 3, 1998
                                                                                                  (Inception)
                                                                                                    through
                                   Three Months Ended January 31,  Nine Months Ended January 31,  January 31,
                                          2002          2001            2002           2001          2002
                                          ----          ----            ----           ----       ------------
  Exploration costs .............   $     1,687    $         0    $    27,846    $     2,107    $   444,233
  Rent ..........................         1,417          2,627          4,172          5,982         18,998
  Professional fees .............             0          4,219         17,372         10,083         85,667
  Transfer agent fee ............           193            546          9,888          1,267         13,653
  Office ........................         1,705          1,349          2,409          2,777          8,833
  Advertising and
    promotion ...................          (748)             0         14,957              0         50,094
  Travel ........................             0              0          5,128              0         23,273
  Equity loss from
    investment ..................             0              0              0              0         19,713
  Management and
    administrative fee ..........        36,000         23,644         72,410         23,644         97,024
  Financial services ............             0              0              0         60,000         60,000
  Incorporation cost ............             0              0              0              0            700
                                    -----------    -----------    -----------    -----------    -----------
Net Loss for Period .............   $   (40,254)   $   (32,385)   $  (154,182)   $  (105,860)   $  (822,188)
                                    ===========    ===========    ===========    ===========    ===========
Net Loss Per Share ..............   $     (0.00)   $     (0.00)   $     (0.02)   $     (0.02)
                                    ===========    ===========    ===========    ===========
Weighted Average Number of Common
  Shares Outstanding ............     7,422,500      7,047,500      7,244,511      6,980,833
                                    ===========    ===========    ===========    ===========

See notes to financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statements of Stockholders' Equity
Nine Months Ended January 31, 2002 (Unaudited) and Year Ended April 30, 2001
(U.S. Dollars)

                                                Common Stock           Treasury Stock
                                            --------------------    ---------------------   Subscription
                                            Shares     Par Value    Shares      Par Value     Received
                                            ------     ---------    ------      ---------   ------------

Balance April 30, 2000 ................   6,927,500   $   6,928     (23,000)   $     (23)   $       0
Common stock issued
  for financial services...............     120,000         120           0            0            0
Other comprehensive
  Income ..............................           0           0           0            0            0
Net loss ..............................           0           0           0            0            0
                                          ---------   ---------   ---------    ---------    ---------
Balance, April 30, 2001 ...............   7,047,500       7,048     (23,000)         (23)           0
Common stock issued ...................     375,000         375           0            0            0
  Subscriptions
    Received ..........................           0           0           0            0      112,500
  Comprehensive
    Income ............................           0           0           0            0            0
  Net loss ............................           0           0           0            0            0
                                          ---------   ---------   ---------    ---------    ---------
Balance,
  January 31, 2002 ....................   7,422,500   $   7,423     (23,000)   $     (23)   $ 112,500
                                          =========   =========   =========    =========    =========

                                                                       Deficit
                                                                     Accumulated
                                        Additional                   During the     Total
                                          Paid-In     Comprehensive  Exploration Stockholders'
                                          Capital        Income         Stage       Equity
                                        ----------    -------------  ----------- -------------

Balance April 30, 2000 ................   $ 548,845    $       0     $(531,150)   $  24,600
Common stock issued
  for financial services...............      59,880            0             0       60,000
Other comprehensive
  Income ..............................           0        3,534             0        3,534
Net loss ..............................           0            0      (136,856)    (136,856)
                                          ---------    ---------     ---------    ---------
Balance, April 30, 2001 ...............     608,725        3,534      (668,006)     (48,722)
Common stock issued ...................      37,125            0             0       37,500
  Subscriptions
    Received ..........................           0            0             0      112,500
  Comprehensive
    Income ............................           0        2,074             0        2,074
  Net loss ............................           0            0      (154,182)    (154,182)
                                          ---------    ---------     ---------    ---------
Balance,
  January 31, 2002 ....................   $ 645,850    $   5,608     $(822,188)   $ (50,830)
                                          =========    =========     =========    =========

See notes to financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Statement of Cash Flows
Nine Months Ended January 31, 2002 and 2001 (Unaudited) and Period from
April 3, 1998 (Inception) Through January 31, 2002
(U.S. Dollars)

                                                                                     From
                                                                                  Inception on
                                                                                  April 3, 1998
                                                                              (Inception) Through
                                                 Nine Months Ended January 31,    January 31,
                                                        2002         2001             2002
                                                        ----         ----      -------------------
Operating Activities
  Net loss .......................................   $(154,182)    $(105,860)      $(784,773)
  Adjustments to reconcile net loss
  to net cash used in operating activities
    Equity loss from investment ..................           0             0          19,713
    Exploration costs acquired for shares ........           0             0         137,268
    Financial services acquired for shares .......           0        60,000          60,000
Changes in Non-Cash Working Capital
  Accounts receivable ............................      (4,910)         (581)         (5,652)
  Accounts payable ...............................      56,056        18,217          95,521
  Advances from related party ....................      71,209             0          28,248
                                                     ---------     ---------       ---------
Cash Used by Operating Activities ................     (31,827)      (28,224)       (449,675)
                                                     ---------     ---------       ---------
Investing Activity
  Property acquisition ...........................     (75,000)            0         (84,141)
                                                     ---------     ---------       ---------
Financing Activities
  Issuance of shares for cash ....................      37,500             0         389,821
  Common stock returned to treasury ..............           0             0         (15,212)
  Advances from (to) joint venture ...............     (30,010)       32,618           2,608
  Share issue costs ..............................           0             0         (40,586)
  Subscriptions received .........................     112,500             0         192,961
                                                     ---------     ---------       ---------
Cash Provided by Financing Activities ............     119,990        32,618         529,592
                                                     ---------     ---------       ---------
Foreign Currency Translation .....................       2,074         3,128           5,608
                                                     ---------     ---------       ---------
Inflow of Cash ...................................      15,237         7,522           1,384
Cash (Cheques Issued in Excess of Funds
   on Deposit), Beginning of Period ..............     (13,853)        5,706               0
                                                     ---------     ---------       ---------
Cash, End of Period ..............................   $   1,384     $  13,228       $   1,384
                                                     =========     =========       =========
Supplemental Disclosure of Non-Cash
Transactions
  Common stock issued for resource properties ....   $       0     $       0       $ 235,165
  Common stock issue for finder's fee ............   $       0     $       0       $  85,000
    in joint venture .............................   $       0     $       0       $  38,930
  Common stock issued for financial services .....   $       0     $  60,000       $  60,000
  Transfer of resource properties for interest
    in joint venture .............................   $       0     $  38,930       $  38,930
                                                     =========     =========       =========

See notes to financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Nine Months Ended January 31, 2002
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

In the opinion of the Company’s management, these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at January 31, 2002 and April 30, 2001 and the results of operations and the statement of cash flows for the three months ended January 31, 2002. The results of operations for the nine months ended January 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has an accumulated deficit of $822,188. These factors raise substantial doubt about the Company’s ability to continue as a going-concern and is dependent on its ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of these matters cannot be predicted. These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

3.    LOSS PER SHARE

Net loss per share computations are based on the weighted average number of shares outstanding during the period.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Nine Months Ended January 31, 2002
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
Nine Months Ended January 31, 2002
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

As part of the agreement, the Company executed a note in favour of UHC (U.S. $2,608 at January 31, 2002; (CDN - $4,061). The note is non-interest bearing and payable on demand upon the closure of the sale of controlling interest in the Company to a third party, or at such time as the Company acquires funds from another source.

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
Nine Months Ended January 31, 2002
(U.S. Dollars)
(Unaudited)

4.    PROPERTIES (Continued)

(e)	Athabaska Oil Project

The Company has signed an Option Agreement with a private company that grants the Company an option to purchase all the issued and outstanding shares in the capital stock of Anhydride Petroleum (Canada) Inc. (“Anhydride”). The private company holds all of the issued and outstanding stock of Anhydride. The Company must execute this agreement on or before March 31, 2002. Anhydride owns certain petroleum and natural gas parcels and rights in the Province of Alberta, Canada (“the Athabaska Oil Project”). Consideration for the grant of the option was as follows:

(a)	payment of U.S. $75,000 (paid);

(b)	issue of transferrable share purchase warrants (issued) for 1,000,000 shares of the Company at U.S. $0.01 per share exercisable on or before July 25, 2003 (issued); and

(c)	commit to pay all costs to a maximum of U.S. $60,000 for completion or abandonment of an existing well of Comstock.

The Company is required to complete the following to exercise the option:

(a)	deliver U.S. $100,000 to the private company;

(b)	assume the obligations of Anhydride of a promissory note of CDN $300,000 (U.S. $192,700) and a bonus of CDN. $100,000 (U.S. $64,230) to the lenders; subsequent to the period-end the Company acquired CDN $200,000 of the note with respect its intention to complete the acquisition;

(c)	issue to the private company or assigns 3,950,000 shares at a deemed price of U.S. $0.001 per share; and

(d)	grant the private company the transferable right to subscribe for 500,000 shares at U.S. $0.01 per share for a one year period following the successful test of the initial well.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Financial Statements
Nine Months Ended January 31, 2002
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

During the period the Company granted 1,200,000 options to acquire that same number of shares at $0.27 per share until August 21, 2006.

6.    COMMON STOCK AND WARRANTS

The Company issued transferable share purchase warrants for 1,000,000 shares at U.S. $0.01 per share exercisable on or before July 25, 2003.

The Company received $150,000 in share subscriptions pertaining to a private placement of 1,500,000 shares at $0.10 per share of which 375,000 shares have been issued to January 31, 2002.

Subsequent to the period-end the Company received subscriptions for 500,000 shares at $0.30 per share ($150,000 cash received).

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

Results of Operations

        As of the date of this Report, the operations of Uranium Power Corporation (the “Company”) have been speculative. The Company incurred a loss in the quarter ended January 31, 2002, and has not had revenues from its operations to date. The Company has been dependent, and continues to rely upon, the sale of equity securities in order to fund its exploration activities. Its ability to continue its operations is dependent on the ability of the Company to continue to obtain financing.

        The Company has historically been involved in the exploration of uranium properties located in the Athabasca Basin of northern Saskatchewan, Canada. It owns a 20% interest in two properties totaling 78,352 acres and has options to acquire a 100% interest in six additional properties. These six properties, with eleven mining claims, may be acquired through an option agreement with Phelps Dodge Corporation of Canada, Ltd. (“PDC”). During the quarter ended January 31, 2002 no exploration work was conducted.

        On September 10, 2001 the Company entered into an Option Agreement (the “Option Agreement”) with October Sun, a Nevada corporation, to acquire certain petroleum or natural gas parcels and rights held by its subsidiary. The closing date under the Option Agreement, which had been extended until January 15, 2002, has been extended to March 31, 2002.

Changes in Financial Condition

        Net loss for the three-month period ended January 31, 2002 was $40,254, or $0.00 per share, compared with a net loss of $32,385, or $0.00 per share, for the same period of 2001. The Company will continue to rely on funding from financing sources in order to proceed with its development activities. Since no work is required during the next year on the Phelps Dodge claims, these claims will be unaffected by the Company’s lack of funding. However, if the Company closes under the Option Agreement it believes it will concentrate in the near term on the exploration or development of petroleum and natural gas parcels and rights. This will require that the Company obtain additional funding.

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

PART II - OTHER INFORMATION

Item 2.    Recent Sales of Unregistered Securities

        In connection with a private placement of shares of common stock of the Company at US $0.10 per share to accredited investors only, the Company has accepted subscriptions in the amount of US $150,000 and issued 375,000 shares of the Company’s common stock. These shares were issued pursuant to an exemption under Regulation D and Section 4(2) of the Securities Act of 1933 to Outback Capital, Inc., the purchaser. No commissions or finders fees were paid in connection with the transaction.

Item 6.    Exhibits and Reports on Form 8-K

(a)	3.1 Articles of Incorporation. (1) 3.2 Bylaws.(1)

_______________
(1)	Incorporated by reference from the Company’s Registration Statement on Form 10-SB, filed with the SEC on October 14, 1999.

(b)	Reports on Form 8-K: During the quarter ended January 31, 2002, the Company filed no reports on Form 8-K.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                       URANIUM POWER CORPORATION

Date: March 18, 2002                                                                                    By:  /s/ Thornton J. Donaldson
                                                                                                                                 Thornton J. Donaldson, President and Director

Date: March 18, 2002                                                                                    By:  /s/ William G. Timmins
                                                                                                                                 William G. Timmins, Secretary and Director