Form 10KSB
period 2002-04-30
URANIUM POWER CORP
filed 2002-09-11
CIK 1096791

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2002.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF ________ TO ________.

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
                    incorporation or organization)

206-475 Howe Street, Vancouver, B.C. CANADA V6C-2B3
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

Yes [  ]    No [X]

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [  ]

Issuer‘s revenues for its most recent fiscal year: $0.

As of August 23, 2002, there were 12,024,500 shares of the Registrant’s $.001 par value Common Stock (“Common Stock”), Registrant’s only outstanding class of voting securities, outstanding. The aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the closing bid price on August 23, 2002, is approximately $2,380,000.

Transitional Small Business Disclosure Format (check one): Yes[  ]       No [X]

        This document contains technical and geological terms, which are defined in the Glossary of Terms, which appears at the end of Item I of this Report. All future payments in Canadian dollars have been converted to United States dollars using an exchange rate of $1 U.S. = $1.56 Cdn.

PART I

When we use the terms “Uranium Power Corporation”, the “Company”, “we”, “us” or “our”, we are referring to Uranium Power Corporation and its subsidiaries, unless the context otherwise requires. We have included technical terms important to an understanding of our business under “Glossary of Common Oil and Gas Terms” and “Glossary of Common Mining Terms”. Throughout this document we make statements that are classified as “forward-looking”. Please refer to the “Forward-Looking Statements” section of this document for an explanation of these types of assertions.

Item 1. BUSINESS

Business.

        We are an independent natural resources company currently engaged in the exploration, of natural gas and crude oil properties. In past years, we have also engaged in the exploration, acquisition, and development of uranium properties. We are a Colorado corporation formed on April 3, 1998.

        We are in the exploration stage, and there is no assurance that a commercially viable petroleum or mineral deposit exists on any of our properties. Further exploration is required to determine the economic feasibility of our properties.

        Our operations are focused in two distinct geographical and operational areas in Canada:

°	Oil and gas properties in the Ft. McMurray area of northern Alberta; and

°	Uranium interests in the Athabasca Basin of northern Saskatchewan

        During the year we entered the business of oil and gas exploration with management assessing the oil and gas exploration business and selecting and acquiring properties of interest near the City of Fort McMurray in the northeastern part of the Province of Alberta, Canada. Specifically during the year, we acquired and currently hold potentially important interests in five Petroleum & Natural Gas Licenses (“P & NG Licenses”) issued by the Government of the Province of Alberta covering 127 sections of land (81,280 acres) below base of Woodbend formation and we are entitled to earn an interest in an additional P & NG License no. 5494040101 covering one additional section (640 acres) below base of the Precambrian formation (the “AOC License”) which includes an existing suspended well drilled during September - October 1994 and legally described as the AOC Granite 7-32-89-10 W4M well (the “7-32 Well”).

        Our uranium interests are comprised of a 20% interest in a company known as Uranium Holdings Corporation, a Nevada corporation (“UHC”), which in turn owns the Henday and Hocking Lake properties. We also have an option to acquire a 100% interest in the Crawford uranium property (the “Saskatchewan Uranium Property”).

        During the next twelve months we plan to focus primarily on exploration and development of our oil and gas properties while maintaining our uranium properties. Our first step in the exploration of our oil and gas properties will be to re-enter the 7-32 Well to test several prospective zones. If this effort is unsuccessful we intend to deepen the 7-32 Well to a seismic target located approximately 500 meters (1,640 feet) below its current depth of 1,649 meters (5,410 feet).

Oil & Gas Prospects:

        On September 10, 2001 we signed an option agreement (the “October Sun Option Agreement”) with October Sun, a Nevada Corporation (“October Sun”), a private company, to acquire its indirect wholly owned subsidiary Anhydride Petroleum (Canada) Inc. (“API Canada”), which holds potentially important petroleum and natural gas interests in three P & NG licenses issued by the Government of the Province of Alberta, Canada, covering 96 sections of land (61,440 acres) and is entitled to earn an interest in an additional P & NG License, the AOC License covering one additional section (640 acres) which contains the 7-32 Well drilled during 1994 (together these form the “Athabasca Prospect”), 2.5 miles west of the city of Fort McMurray, Alberta, Canada. The rights to earn an interest in the AOC License and the 7-32 Well require that we fund specified testing of the 7-32 Well expected to cost approximately $160,256 ($250,000Cdn.) on or before September 30, 2002.

        Pursuant to the October Sun Option Agreement the Company:

(a)	made a payment of $75,000 to October Sun;

(b)	issued to 858642 Alberta Ltd., a private corporation controlled by Robert Hodgkinson, and to Robert Edwards each a warrant to acquire up to 500,000 common shares at a purchase price of $0.01 per share until July 25, 2003; and

(c)	issued to 858642 Alberta Ltd., a private corporation controlled by Robert Hodgkinson, and to Robert Edwards each options to purchase up to 250,000 common shares at an exercise price of $0.27 per share until August 21, 2006.

        On April 30, 2002 we exercised our option pursuant to the October Sun Option Agreement and the transaction was effected through an Agreement and Plan of Reorganization (the “Merger Agreement”) between October Sun, Anhydride Petroleum (USA), Inc. (“Anhydride USA”), a Colorado corporation and wholly owned subsidiary of October Sun, and a newly created wholly owned subsidiary of the Company. At the time of the Merger Agreement all of the shares of API Canada were held by Anhydride USA. Pursuant to the Merger Agreement Anhydride USA became the surviving corporation of the merger and our wholly owned subsidiary, and consequently API Canada became our indirect wholly owned subsidiary. In consideration for this merger the Company:

(a)	issued 3,950,000 common shares of the Company to October Sun at $0.01 per share;

(b)	issued a $100,000 demand promissory note payable to October Sun.;

(c)	issued a warrant to October Sun whereby it could purchase 500,000 common shares of the Company at $0.01 per share for a period of one year following the successful testing of an initial oil well, which was cancelled and replaced with a warrant to the AOC License vendor whereby it may purchase 600,000 common shares at $0.01 per share following 30 days of continuous commercial production from any well in the Athabasca or Firebag Prospects, expiring August 30, 2004; and

(d)	agreed to pay the AOC License vendor $64,103 (Cdn. $100,000) following 30 days of continuous commercial production from any well in the Athabasca or Firebag Prospects.

        During September and October 2001, the Company, through API Canada, acquired two additional P & NG Licenses comprised of 31 sections (19,840 acres) commencing below the base of Woodbend formation, approximately 55 miles northeast of Fort McMurray. The Company has identified these licenses as comprising the Firebag Prospect.

        The Company also recognized royalties and working interests against API Canada’s five P & NG licenses, the AOC License and any additional oil and gas licenses which may be obtained within an area of mutual interest covering some 5,508 sections (3,525,120 acres) and including both the Athabasca and Firebag Prospects as follows:

(a)	a 9.5% gross overriding royalty payable to October Sun as to 1% to 1.36%, the AOC License vendor as to 5%, Douglas Cannaday as to 0.2% and Michel David as to 0.1% and the balance to third parties;

(b)	government royalties, as may be applied by the Government of Alberta, Canada;

(c)	to each of Hodgkinson Equities Corporation, a private company controlled by Robert Hodgkinson, and to Robert Edwards a right to earn an 9.375% working interest before payout in the 7-32 Well and AOC license, reduced to a 6.82031% working interest after payout; a right to participate in additional wells by paying between 6.25% - 8.3335% of the costs (depending upon elections) to earn 6.25% working interest before payout reduced to 5.078125% – 5.859375% working interest after payout (depending on elections), all subject to the 9.5% gross overriding royalty and government royalties;

(d)	a carried after payout working interest to October Sun and third parties of 6.25%, subject to the 9.5% gross overriding royalty and government royalties;

(e)	a right by third parties to participate in the drilling of wells on the Athabasca Prospect and its area of mutual interest, excluding any that may be drilled on the AOC License, by paying 25% of the costs to earn a 18.75% working interest before payout reducing to 14.0625% working interest after payout, subject to the 9.5% gross overriding royalty and government royalties; and

(f)	the AOC License vendor, subject to the 9.5% gross overriding royalty and government royalties, has the following interests:

i.	a 27.25% working interest after payout on the 7-32 Well;
ii.	a 18.75% working interest after payout on second and third wells; and
iii.	thereafter, a 18.75% working interest before and after payout.

        As a result of the above the Company holds a 46.53% to 52.86% working interest after payout in the Athabasca Prospect and a 63.28% to 64.84% working interest after payout in the Firebag Prospect, subject to the 9.5% gross overriding royalty and government royalties.  As noted above, these interests may be increased if elections by interest holders are not exercised.

        The Company’s working interests may be further reduced as a result of Exploration Agreements with Anhydride Petroleum Limited Partnership (the “Limited Partnership”) entered July 10, 2002. Pursuant to these agreements the Limited Partnership may earn a 1% working interest before and after payout for each $34,615 ($54,000 Cdn.) expended on either of the Athabasca or Firebag Prospects, subject to the 9.5% gross overriding royalty and government royalties, up to a maximum combined working interest before and after payout of 25%. The Company has the right, pursuant to a call option, to buy back these interests for 130% of the funds expended payable in common shares priced at the then market. See Summary of Anhydride Petroleum Limited Partnership Exploration Agreements.

The 7-32 Well & Athabasca Prospect:

        C. Warren Hunt, P. Geo. is the author of a book entitled “Expanding Geospheres, Energy and Mass Transfers from the Earth’s Interior” which hypothesizes a revolutionary concept for the formation and accumulation of hydrocarbons and an advocate of deep-Earth sources for petroleum and natural gas. Conventional wisdom tells us that oil is formed through the decay of biomass at the high temperatures and pressures occurring in sedimentary rock, although this process has never been replicated in the laboratory. This conventional theory does not explain why oil is found in large quantities in crystalline basement rock (normally located beneath sedimentary rock). Advocates of deep-Earth sources for petroleum and bitumen assert that they are formed in an ongoing process wherein gases leaking up through the earth’s mantle interact with metals, minerals and anaerobic organisms to produce, among other compounds, oil and or natural gas.

        There are 80 known deep-Earth discoveries in diverse locations, in several countries, including China, Indonesia, Russia, Ukraine, USA, Vietnam and Yemen, where oil and gas has been discovered in granite or volcanic rocks. These fields are often large with reserves ranging one-half billion to three billion barrels. If oil, production ranges from 500 – 6000 barrels of oil per day and if gas, produce 3.5 to 50 thousand cubic feet per day. The Bac Ho Field offshore Vietnam has produced 100 million barrels without depletion with 20 wells producing 120,000 barrels of oil per day. Remaining reserves are estimated between 3 – 6 billion barrels. Ukraine and Tatarstan reserves total, for numerous fields, over one billion barrels of oil and 3.5 trillion cubic feet of gas. The Ames Craterfield in Oklahoma contains an estimated reserve of 160 million barrels for 18 wells, with an allowable of 75 barrels of oil per day.

        To exploit his deep-Earth theory Mr. Hunt carried out geologic and seismic exploration across a granite dome in the Fort McMurray area and identified a number of fracture systems that appear to be more than 400 meters (1,300 feet) thick.

        In 1994, a well, known as the 7-32 Well situated 2.5 miles west of Ft. McMurray, was drilled by C. Warren Hunt and others to test the crest of the seismically reflective granite zone at 2,150 meters (7,050 feet).

        During the drilling of the 7-32 Well, fractured granite was encountered at 543 meters (1,782 feet) and while drilling the interval from 803 – 837 metres (2,635 – 2,746 feet) high gravity crude oil shows were collected on five separate occasions from the drilling mud. A drill stem test was run from 800 – 837 metres (2,625 – 2,746 feet) but failed to indicate the presence of a reservoir. Subsequent logging of the hole indicated the presence of a 4 metre (2.5 foot) fracture zone between 790 - 794 metres (2,592 – 2,605 feet) which was above the test interval. The oil shows can be attributed to this zone. The well was drilled to 1,649 meters (5,410 feet) where a gas show was encountered. At this point on October 8, 1994, some 36 days after drilling commenced, the well and operations were suspended due to insufficient funds and the drill rig was removed from the well site. The lack of funding resulted in the failure to reach the seismic event at 2,150 metres (7,050 feet), the original target depth.

        During operations logging was conducted, however, the drilling rig was released prior to the logs being analyzed. These logs identified additional fracture zones at 865 – 985 meters (2,838 – 3,232 feet), 985 meters (3,231 feet), 1410 – 1479 meters (4,626 – 4,852 feet) and at 1647 meters (5,403 feet) that have never been production tested. The well was cased 550 meters (1,804 feet) and two bridge plugs were inserted. Thus, the 7-32 Well was left in a suspended state, to be re-entered at a later date.

        One of the logs that was run, an FMI log, presents a visual picture of the well bore and the fracture patterns mentioned above can be clearly seen. This log allows measurements to be made to determine the dip and strike of the fracture and/or fault patterns encountered in the well. Analysis shows the fractures to be steeply dipping, in fact at as high as an 84-degree angle to the well bore, which is the case of the fractures at 790 – 794 meters (2,592 – 2,605 feet). If these fractures extend for any distance from the well bore, there may be a possibility that they are connected to the seismically interpreted major fracture pattern at the 2,150 meter (7,050 feet) level or deeper ones. In this event the steeply dipping fractures intersected by drilling would provide an excellent conduit for oil and/or gas into the well bore and may have the potential to produce commercial quantities of oil and or natural gas.

        Testing this possibility is precisely what is proposed as the first step in evaluating the 7-32 Well and a requirement for earning the Company’s interest in the AOC License and the 7-32 Well.

        We plan to re-enter the 7-32 Well and, initially, conduct testing sufficient to determine whether the existing suspended well is capable of producing commercial quantities of petroleum substances. A program contemplating up to five separate tests has been engineered and designed by management and the Company’s consultants specifically for the 7-32 Well. The estimated cost to conduct the testing is $160,256 ($250,000 Cdn.) with completion costs estimated at an additional $64,103 ($100,000 Cdn.). The Company has the right to earn an 81.25% working interest before payout reducing to a 52.859375% working interest after payout, subject to gross overriding royalties of 9.5% and government royalties less any interests earned by the Limited Partnership, in the 7-32 well.

        In the event the 7-32 Well testing indicates a successful commercial well from within the existing wellbore, the Company plans to complete and produce the well to realize production revenues and evaluate reserves (the reservoir(s)). Should the 7-32 Well be completed without further drilling, the Company plans to drill an additional separate well adjacent to the 7-32 Well, on the same AOC License, sufficient to reach the seismic feature at 2,150 metres (7,050 feet). In the event an election is made to drill an alternative well on the AOC License, it is estimated the cost for drilling will be $1,346,154 ($2,100,000 Cdn.) plus completion or abandonment costs.

        Should testing of the existing zones fail to prove the 7-32 Well commercially viable then the 7-32 Well may be deepened to the original 2,150 metres (7,050 feet) to test the original seismic target. It is estimated the cost for this additional drilling will be $417,308 ($651,000 Cdn.) plus completion of $64,103 ($100,000 Cdn.) or abandonment costs.

        To fund the Company’s share of costs associated with the re-entry and testing of the existing 7-32 Well wellbore; rental costs associated with the five API Canada licenses; costs for additional seismic and other geologic study and costs for possible deepening of the 7-32 Well, the Company, subsequent to April 30, 2002, entered into exploration agreements with the Limited Partnership.

        At this time there are no known oil and gas reserves in Athabasca or Firebag Prospects. The current proposed work program should therefore, be regarded as high risk or a “wildcat” venture.

Summary of Anhydride Petroleum Limited Partnership Exploration Agreements

        Subsequent to April 30, 2002, the Company entered into two farmout agreements (the “Farmout Agreements”) with the Limited Partnership one in respect of each of the Athabasca Prospect and the Firebag Prospect, on essentially the same terms. Pursuant to these agreements the Limited Partnership has the right to expend up to $865,385 ($1,350,000 Cdn.) on the Athabasca and or Firebag Prospects. Under the terms of the Farmout Agreements the Limited Partnership will earn a 1% working interest in a Prospect for each $34,615 ($54,000 Cdn.) incurred in exploration and other approved expenditures on that Prospect, up to a combined maximum of a 25% working interest, both before and after payout, subject to a 9.5% gross overriding royalty and government royalties. API Canada is the operator under each of the Farmout Agreements.

Right to Determine Further Work

        Under the terms of each of the Farmout Agreements, following earn-in of an interest, including a fractional interest in a Prospect, the Limited Partnership will be entitled to approve all further work carried out on the Prospect, which consent may be unreasonably withheld.

Call Option

        Under the Farmout Agreements, the Limited Partnership agreed to grant the Company a call option under which the Company may purchase the working interests earned by the Limited Partnership in the Prospects in consideration of paying a predetermined Purchase Amount. The Purchase Amount comprises a Base Amount and a Performance Amount where the Base Amount is equal to 130% of the incurred earn-in expenditures of the Partnership paid in shares of the Company with such shares valued at the average five day closing price at the time the call option is exercised. The shares to be issued by the Company will be restricted securities in the United States and subject to resale restrictions in the United States and Canada. Under the terms of the call option, however, the Company has granted the Partnership certain registration rights, under which the Company will file a registration statement with the Securities and Exchange Commission (the “SEC”) in the United States registering the shares for sale. The Performance Amount is dependent on whether the Company complies with its obligations to file a registration statement with the SEC. The Performance Amount will initially be nil. For every 90-day period following the exercise of the call option that expires without a registration statement being filed, the Performance Amount is increased by 20% of the incurred earn-in expenditures of the Partnership paid in shares of the Company. For every 45-day period that expires without the Company responding to comments on the registration statement from the SEC, the Performance Amount will include an additional 20% of the incurred earn-in expenditures of the Partnership paid in shares of the Company. The Performance Amount will be paid, as earned, in shares of the Company with such shares valued at the average five day closing price at the time the respective Performance Amount is earned. On the sooner of the registration statement becoming effective or the shares issued on exercise of the call option otherwise becoming free of resale restrictions, the Performance Amount shall cease to accrue and no further shares of the Company will be payable.

        If prior to the call option exercise the Limited Partnership has transferred its exploration activities to a wholly-owned corporation (a “Subsidiary”), the call option remains in effect notwithstanding the assignment to the Subsidiary. Alternatively, the Limited Partnership and the Company and API Canada may negotiate for the purchase of the shares of the Subsidiary by the Company or API Canada. Neither API Canada nor the Limited Partnership is obligated to initiate, enter into or conclude any negotiations respecting the acquisition of the Subsidiary by the Company or API Canada.

Limited Partnership Warrants

        As consideration for granting of the call option in respect of the working interests in the Prospects, the Company issued 1,500,000 transferable warrants to the Limited Partnership whereby it may acquire up to 750,000 common shares exercisable at a price of $0.50 per share for a period of one year ending July 11, 2003. The warrants will vest in proportion to the working interest earned in the Prospects by the Limited Partnership. For each 1% working interest earned in a Prospect, warrants to acquire 30,000 common shares of the Company will vest and be immediately exercisable. The shares issued on exercise of the warrants will be subject to resale restrictions.

Uranium Prospects:

        The Company was initially formed as a result of management’s perception of an upcoming worldwide shortage of uranium. However, due to a lack of funding for its uranium properties the Company has decided to focus its attention on its oil and gas prospects.

Uranium Holdings Corporation

        The Company currently has a 20% carried equity interest in UHC, which owns the Henday and Hocking Lake properties that are located in northern Saskatchewan. During the year UHC expended approximately $51,282 ($80,000 Cdn.) and subsequent to year end another $8,782 ($13,700 Cdn.) towards their development. Total expenditures on the property to date by UHC total, approximately, $160,256 ($250,000 Cdn.) and the Company pursuant to the terms of its agreement with UHC must now participate on the same basis as other investors in future expenditure programs on a pro-rata basis or Company’s 20% interest will be reduced in such manner as may be reasonably negotiated between the parties.

        The Company does not know of any known reserves of uranium on these properties but is awaiting the results of geophysical work done by UHC to determine the Company’s future course of action.

Saskatchewan Uranium Properties

        On December 16, 1998, the Company executed an Exploration Option and Operating Joint Venture Agreement (“Joint Venture Agreement”) with Phelps Dodge Corporation of Canada, Ltd., a Delaware corporation (“PDC”), under which PDC granted the Company an option to acquire an interest in six uranium properties (“PDC Properties”) in Saskatchewan consisting of 100% interest in 11 mining claims and totaling 74,756 acres. In order to exercise its option to acquire a100% interest in the six PDC Properties under the Joint Venture Agreement, the Company was required to incur expenditures of at least $338,000 ($500,000 Cdn.) by May 31, 2000, and an additional $1,602,564 ($2,500,000 Cdn.) must be expended by December 31, 2002, from prospecting and exploring the six properties.

        Under the Joint Venture Agreement, if the Company exercises its option to acquire the PDC Properties, the Company grants PDC an earn back option. The earn back option gives PDC the option to surrender its right to royalties and obtain a 35% interest in the PDC Properties if PDC incurs expenditures of at least U.S. $1,923,077 ($3,000,000 Cdn.) by December 31, 2006 from prospecting and exploring the six properties. A royalty of 2% of the gross value (as defined) of production is payable to PDC if it does not earn back the 35% interest.

        On March 24, 1999, the Company entered into a Property Option Agreement with Pacific Amber Resources Ltd., a British Columbia corporation (“Pacific Amber”), under which the Company granted Pacific Amber an option to acquire a 50% interest in the Company’s rights to be obtained under the Joint Venture Agreement with PDC and an option to purchase 200,000 common shares at an exercise price of $0.65. Pacific Amber was entitled to exercise its option to purchase the 200,000 common shares and the shares were issued because it incurred U.S. $338,000 ($500,000 Cdn.) in expenditures prior to the extended deadline of May 31, 2000, as required to be expended by the Company under the Joint Venture Agreement. The Company’s issuance of the 200,000 common shares to Pacific Amber was expensed as an exploration cost. The Company and Pacific Amber are not affiliated with each other, although the companies share a common director, James Billingsley. On May 11, 2000, Pacific Amber notified the Company that it was withdrawing from the Property Option Agreement.

        Through its agreement with Pacific Amber the Company has fulfilled the May 31, 2000 requirement under the PDC agreement. However, since then the Company has not spent any further money on the property and eight of the original eleven claims have lapsed, leaving one property. Due the lack of funding and change in focus it is not likely that the Company will meet the requirement to spend an additional $1,602,564 ($2,500,000 Cdn.) on the property by December 31, 2002. The Company may try to re-negotiate the terms of its agreement with PDC.

Northern Mining Properties

        Mr. Billingsley, who was a shareholder of the Company, approached the Company in May or June 1998 to determine if the Company would be interested in acquiring the Hump Lake Property. Mr. Billingsley had learned of the availability of the Hump Lake Property by Mr. M. Swetz. An agreement to acquire the Hump Lake Property was made in July 1998, with the Company paying Mr. Billingsley the staking costs, performing the required assessment work, granting Mr. Billingsley a net smelter return or royalty when the Hump Lake Property is placed into production, and paying a finder‘s fee of 50,000 shares of the Company to Mr. Swetz. The Company conducted an aerial geophysical survey on the property, paid the $13,375 to Mr. Billingsley, and issued the 50,000 common shares of stock to Mr. Swetz.

        During the fiscal year ended April 30, 2002 the Company, due to lack of funding, was unable to proceed with its development activities on the Hump Lake Property, the claims lapsed and the property has been written off.

Business Strategy:

        Our objective is to pursue existing opportunities in the oil and gas field through additional exploration and development on existing properties. The principal elements of our strategy are as follows:

°	Pursue Exploration Projects - We intend to dedicate nearly 100% of our effort and expenditures for 2002 towards oil and gas exploration projects. Our strategy is to conduct several tests of the Athabasca and/or Firebag Prospects each year that in total have the potential to significantly establish reserves and production revenue.

°	Make Selective Expenditures – We intend to minimize the risk of our limited financial ability by focusing initial efforts to test the existing suspended 7-32 Well, drilled during 1994 to 1,649 metres (5,410 feet) but not fully tested. The original target objective was a seismic feature at 2,150 metres (7,050 feet) however the original investment group was insufficiently funded, the target depth not achieved and the existing well not fully tested. We intend to conduct testing and if appropriate to complete the existing well as a producer. We have the alternative to deepen the well to the original target depth of 2,150 meters (7,050 feet), however, if the well is successful in its existing state, we also have the option to drill a separate well immediately adjacent to the 7-32 location.

°	Maintain Focused Geographic Operations - We currently have a large, 81,920 acre, land package in the Athabasca region of northern Alberta from which to explore and develop. Although we have yet to establish any proven or probable reserves on our exploration prospects, we believe that the significant and generous leasehold position is a strategic asset.

°	Control Operations – We believe it is important to control geologic and operational decisions as well as the timing of those decisions. Except for the testing phase of operations in the 7-32 Well, we are the operator of the Athabasca and Firebag Prospects. At such time as the testing phase of the 7-32 Well is completed, we will assume operations for the 7-32 well. At that time we are the operator of the Athabasca and Firebag Prospects, subject to Limited Partnership’s right to determine further work, see Summary of Anhydride Petroleum Limited Partnership Exploration Agreements.

Significant Developments Since April 30, 2001

°	2002 Acquisition of the Athabasca Prospect – During the year we entered into the October Sun Option and Merger Agreement whereby we acquired three P & NG Licenses issued by the Government of the Province of Alberta covering 96 sections of land (62,080 acres) and the right to earn an interest in an additional P & NG License, the AOC License, comprised of one additional section (640 acres) which contains the existing 7-32 Well. Our interests in the prospect range from a 46.53% to 52.86% working interest after payout, subject to gross overriding royalties of 9.5% and government royalties less any interests earned by the Limited Partnership. These interests may be increased if certain elections that other interest holders have are not exercised.

°	2002 Acquisition of the Firebag Prospect – During the year ended April 30, 2002 we acquired two P & NG Licenses issued by the Government of the Province of Alberta covering 31 sections of land (19,840 acres). Our interest in the licenses is a 63.28% to 64.84% working interest after payout, subject to gross overriding royalties of 9.5% and government royalties less any interests earned by the Limited Partnership. These interests may be increased if certain elections that other interest holders have are not exercised.

°	Hunt Consulting – Pursuant to a Joint Venture Agreement dated April 30, 2002 between the Company and C. Warren Hunt and Anhydride Oil Corporation (“AOC”), among others (the “AOC Joint Venture Agreement”), Mr. Hunt is and continues to provide consulting and advisory services to the Company. The arrangement requires the Company to pay, monthly, $3,205 ($5,000 Cdn.) to AOC.

°	AOC Joint Venture Agreement - AOC is the present owner of the 7-32 well and AOC License, however upon completion of the testing of the 7-32 Well on or before September 30, 2002, which is expected to involve the spending of $160,256 ($250,000 Cdn.) the Company earns its interest. In the 7-32 well AOC shall retain a 27.25% working interest after payout, subject to gross overriding royalty interests amounting to 9.5% and government royalties. Out of the 9.5% gross overriding royalty, 5% is payable to AOC. Additionally, AOC holds an 18.25% working interest in each of the five API Canada Licenses covering the Athabasca and the Firebag Prospects and is entitled to participate in the specified Area of Mutual Interest. Under certain conditions AOC is entitled to exercise a Warrant to purchase 600,000 common shares from the Company’s treasury for $0.01 valid until August 30, 2004. The conditions of the warrant require that a well be successfully completed from which is established continuous commercial production of petroleum substances for a period of not less than 30 consecutive days. Upon a successful well, the Company is obliged to pay to AOC a one-time cash payment of $64,103 ($100,000 Cdn.).

Significant Developments Since April 30, 2002

°	Exploration Agreements – On July 10, 2002 in order to provide a substantial portion of the necessary funding to give effect to our business objectives in connection with the Athabasca and Firebag Prospects we entered into exploration agreements with the Limited Partnership with an objective to raise $865,385 ($1,350,000 Cdn.). In return for each $34,615 ($54,000 Cdn.) expended in either of the Athabasca or Firebag Prospects the Limited Partnership will earn a 1% working interest before and after payout in the prospect in which the expenditure occurs, to a maximum cumulative 25% between the Prospects. The Company maintains a call option to reacquire the working interests earned by the Limited Partnership exercisable at 130% of earned in expenditures payable in shares at the then market when the option is exercised. The Company also granted warrants to the Limited Partnership to purchase up to 750,000 shares at $0.50 per share, valid until July 11, 2003. The Warrants will vest in proportion to the working interest earned in the Prospects by the Limited Partnership. For each 1% working interest earned in a Prospect, warrants to acquire 30,000 common shares of the Company will vest and be immediately exercisable.

°	Appointment of Doug Cannaday and Calgary Office - Subsequent to April 30, 2002 we established an office in Calgary, Alberta, Canada and on May 16, 2002 appointed a President, Doug W. Cannaday to lead our oil and gas operations. Effective July 26, 2002, Mr. Cannaday was appointed President of API Canada. Over the past 25 years Mr. Cannaday has been an officer and director of public and private companies, including Morrisey Development Corporation, Artesian Oil & Gas Ltd., Artesian Petroleum Corporation, Seahawk Oil & Gas Ltd., Amador Resources Ltd. and Tod Mountain Resorts Ltd.

°	Appointment of Michel David - Effective May 15, 2002 Mr. David, P. Geol., became a director and executive vice-president of the Company. In the past Mr. David has been a director of Malartic Hygrade, Mirandor Inc., Sphinx Inc., Mimiska Inc., Link Mineral Ventures Inc. and Maymac Petroleum Inc.

Employees and Office Space.

        As of April 30, 2002, the Company had no full-time or part-time employees.

        Starting August 2001 the Company paid AOC, a private company, controlled by Mr. Hunt consulting fees of $35,700 ($56,000 Cdn.) for services rendered in helping the Company establish its exploration program. Pursuant to a contract dated April 30, 2002 the Company agreed to retain Mr. Hunt’s consulting services on a month-by-month basis for $3,205 ($5,000 Cdn.) per month.

        During the year the Company maintained its corporate headquarters at 475 Howe Street, Suite 206, Vancouver, British Columbia, Canada V6C 2B3. The telephone number of the corporate headquarters is (604) 685-8355. The Company holds this office space under an oral, month-to-month sublease, for rental payments to the sublessor of $481 ($750 Cdn.) per month. The Company may sublease additional office space as required for operations.

        May 6, 2002 Doug W. Cannaday commenced a consulting relationship with the Company and effective May 16, 2002 the Company announced his appointment as President of the Company. Effective July 26, 2002 Mr. Cannaday was appointed President of API Canada. Mr. Cannaday is based in Calgary, Alberta, Canada and maintains an office at Suite 850, 10655 Southport Rd., S.W., Calgary, Alberta, Canada T2W 4Y1. The telephone number of the Calgary office is (403) 256-5688.

        Commencing May 15, 2002 the Company retained the services of Michel David as Executive Vice-President and a Director.

Title to Properties:

        Substantially all of our oil and gas working interests are held pursuant to six P & NG Licenses issued by the Government of the Province of Alberta. Five licenses were purchased by API Canada, our indirect wholly owned subsidiary. The three API Canada licenses for the Athabasca Prospect were issued July 25, 2001 and the two licenses for the Firebag prospect were acquired respectively September 20, 2001 and October 4, 2001. The licenses are valid for four years subject to annual rental payments, payable in advance, amounting to $73,465 ($114,605 Cdn.). During this time period the Company must explore the properties sufficiently to determine whether or not they are commercial. If a License should prove to be commercial the Company may apply to have the economic areas within the License converted to a lease.

        The Company has investigated the title of the AOC License which holds the 7-32 Well and a transfer document is held in-trust by legal counsel pending completion of the re-entry and testing of the 7-32 Well at which time the Company’s interest will be earned and registered. The terms of this license require an annual rental amounting to $231 ($360 Cdn.).

        Our interests in the uranium properties are indirectly held through either an investment in another company or by way of an option. The Company has conducted a search and is satisfied as to the title of the underlying mineral property claims.

        Our properties are subject to royalty interests and other burdens that we believe do not materially interfere with the use of or affect the value of such properties. We perform only a minimal title investigation before acquiring undeveloped properties.

Competition:

        The oil and gas industry is intensely competitive. Competition is particularly intense in the acquisition of prospective oil and natural gas properties and oil and gas reserves.

        Our competitive position has been unique in that we have acquired only prospective oil and natural gas property rights below the Woodbend formation (i.e. deep-Earth targets below the sedimentary rocks). Also there are no known oil and gas reserves in the area from the same formations from which we have selected our properties. As such the Company has not encountered any competition to date.

        We believe that given the size of the area that we have under license, that should we be successful in our initial exploration attempts, that further exploration, drilling and production work on these licenses will be the focus of our operations for the next few years. Thereafter, our competitive ability will depend on our geological, geophysical and engineering expertise, our financial resources, and our ability to select, acquire and develop proved reserves and establish production revenue.

        However, if the Company wishes to acquire any additional licenses we may be required to compete with a substantial number of major and independent oil and gas companies that have larger technical staffs and greater financial and operational resources than we do. Many of these companies engage in the acquisition, exploration, development and production of oil and natural gas reserves, but also have refining operations and market refined.

        We will also have to compete with other oil and natural gas companies in attempting to secure drilling rigs and other equipment necessary for our operations including drilling and completion of wells. Drilling or other necessary equipment may be in short supply from time to time.

Government Regulations:

        Our business is subject to various federal, provincial and local laws and governmental regulations that may be changed from time to time in response to economic or political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, pooling of properties, taxation and environmental protection. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas.

        The Company’s operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. We could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, and the payment of such liabilities could have a material adverse effect on our financial condition and results of operations. At such time as we commence operations we shall obtain and maintain insurance coverage for our operations, including limited coverage for sudden environmental damages, but we do not believe that insurance coverage for environmental damage that occurs over time is available at a reasonable cost. Moreover, we do not believe that insurance coverage for the full potential liability that could be caused by sudden environmental damages is available at a reasonable cost. Accordingly, we may be subject to liability or may lose substantial portions of our properties in the event of certain environmental damages. The Company could incur substantial costs to comply with environmental laws and regulations.

        Energy Regulations. With respect to federal energy regulation, the transportation and sale for resale of natural gas in inter-provincial commerce have historically been regulated pursuant to several laws enacted by Federal and Provincial regulations. In the past the federal government has regulated the prices at which gas and/or oil could be sold.

        Should we establish the existence of natural gas on our properties, our sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms of access to pipeline transportation are subject to extensive federal and provincial regulation.

        Should we establish the existence of oil reserves on our properties, our sales of crude oil, condensate and natural gas liquids would be made at market prices. However, in a number of instances the ability to transport and sell such products are dependent on pipelines whose rates, terms and conditions of service are subject to Federal and Provincial jurisdiction which could result in an increase in the cost of transportation service on certain petroleum product pipelines. We do not believe that these regulations affect us any differently than other producers of these products.

        Certain operations we intend to conduct are on Provincial oil and gas licenses that are administered by the Alberta Government through Alberta Department of Energy (“ADE”). ADE issues such licenses through competitive bidding. These licenses contain relatively standardized terms and require compliance with detailed rules and regulations and lessees must obtain ADE approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies, lessees must obtain a permit prior to the commencement of drilling. Lessees must also comply with detailed regulations governing, among other things:

°	safety procedures;

°	flaring of production;

°	plugging and abandonment of wells;

°	calculation of royalty payments and the valuation of production for this purpose; and

°	removal of facilities.

        The Province of Alberta in which we conduct our oil and gas drilling and production activities regulate such activities by requiring, among other things, drilling permits and bonds and reports concerning operations. The laws also govern a number of environmental and conservation matters, including the handling and disposing of waste material, plugging and abandonment of wells, restoration requirements, unitization and pooling of natural gas and oil properties and establishment of maximum rates of production from natural gas and oil wells. The Alberta Government also prorates production to the market demand for oil and natural gas.

        Environmental Regulations. Our operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from our operations.

        Public interest in the protection of the environment has increased dramatically in recent years. Onshore and offshore drilling in some areas has been opposed by environmental groups and, in some areas, has been restricted. We believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements would not have a material adverse impact on us.

        Violation of environmental laws and regulations can lead to the imposition of administrative, civil or criminal penalties; remedial obligations; and in some instances injunctive relief. In addition, violations of environmental laws or the discharge of hazardous materials or oil could result in liability for personal injuries, property damage, remediation and cleanup costs, and other environmental damages. As a result, substantial liabilities to third parties or governmental entities may be incurred, and the payment of such liabilities could have a material adverse effect on our financial condition and results of operations.

Risk Factors

Risks Related to Our Business

        In addition to the other information set forth elsewhere in this Form 10-KSB, the following factors should be carefully considered when evaluating Uranium Power Corporation.

The absence of any operating history.

        The Company is in the exploration stage entity, which has not yet begun full operations. There is no assurance that the Company’s management will be able to manage the Company and its operations effectively and efficiently.

Operating Risks.

        Petroleum exploration and mining industry activities are highly speculative, and subject to the uncertainty of exploration that is inherent in these industries.

        We intend to dedicate nearly 100% of our effort and expenditures for 2002 towards oil and gas projects. Our strategy is to initially conduct a test of the 7-32 Well. At this time there are no known oil and gas reserves in the area from the same formation. This work program should, therefore, be regarded as high risk and of a “wildcat” nature.

        There can be no assurance that a successful testing of the 7-32 Well will lead to success on other areas within the Athabasca and/or Firebag Prospects.

        Our future success depends on our ability to find, develop and acquire oil and gas reserves that are economically recoverable. As of April 30, 2002 and to date we have no reserves. As a result, we must locate and develop oil and gas reserves in order to establish production revenue. We may have to do this even during periods of low oil and gas prices. Without successful exploration or acquisition activities our viability will be in question. By their nature, undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. We cannot assure you that we will be able to find and develop or acquire additional reserves at an acceptable cost.

        Should the Company not be successful in finding economic quantities of petroleum products on its oil and gas properties, the Company will have to: (1) acquire additional oil and gas prospects; (2) focus on its uranium properties; (3) acquire other types of mineral or oil and gas properties; or (4) identify another business opportunity. If the Company is unsuccessful in all of these alternatives, the Company will be unable to continue operating.

Limited Financial Resources.

        We have no cash flow from operations and the have run losses from operations in the past and expect to do so in the future.

        We make, and will continue to make, substantial expenditures to find and acquire oil and natural gas reserves. During the year our capital expenditures, which include the cost of shares issued, for oil and gas properties were $747,170. Our exploration work program for 2003 calls for the expenditure of at least $865,385 ($1,350,000 Cdn.) for 2003. If the Limited Partnership is unable or unwilling to fund the Company’s planned exploration the Company may risk losing the 5 API Canada P & NG Licenses for failure to pay the annual rental amount, the AOC License and the 7-32 Well, as the Company only has the exclusive right to fund the testing of the 7-32 until September 30, 2002. The Company may have to consider joint ventures with other entities, seek additional equity funding and or sell some of its properties if the Limited Partnership funding is not available. It is also likely the Company will require additional financing beyond that to be provided by the Limited Partnership. There can be no assurance that other joint venture parties, additional equity funding or that buyers for its properties can be found.

        We have no revenues, and our operating results, profitability, future rate of growth and depend solely on our exploration activities and ability to raise further funding. We plan to fund future operations by way of joint venture agreements and or other forms of financing, including the public offering or private placement of equity or debt securities. However, we cannot assure you that joint venture partners, debt or equity financing will be available to us on acceptable terms to meet these requirements.

We have continuing losses which could affect our ability to pay creditors or continue operations

        We have not operated profitably since inception. Through April 30, 2002 (the end of our most recent fiscal year), we recognized accumulated losses of $1,020,714. We expect to continue to have losses for the current fiscal year, and as we are primarily an oil and gas company in exploration stage that will need to raise significant additional capital to perform on its business plan, we do not expect to generate significant revenues for the foreseeable future. Our inability to operate profitably may lead to the inability to pay creditors, attract additional capital through debt or equity financing, and in turn, lead to the inability to obtain credit and/or continue to receive necessary services from our service providers and consultants.

Volatility of Oil and Gas Prices

        Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. Wide fluctuations in oil and gas prices may result from relatively minor changes in the supply of and demand for oil and gas, market uncertainty and other factors that are beyond our control, including:

°	worldwide and domestic supplies of oil and natural gas;

°	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

°	political instability or armed conflict in oil or gas producing regions;

°	the price and level of foreign imports;

°	worldwide economic conditions;

°	marketability of production;

°	the level of consumer demand;

°	the price, availability and acceptance of alternative fuels;

°	the availability of pipeline capacity;

°	weather conditions; and

°	actions of federal, provincial, local and foreign authorities.

These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and natural gas. Declines in oil and gas prices would reduce potential viability of non-revenue producing exploration properties and could also reduce the amount of oil and gas that we can produce economically and, as a result, could have a material adverse effect on our financial condition, results of operations and ability to establish reserves.

Exploration and development drilling may not result in commercially productive reserves

        Oil and gas drilling and production activities are subject to numerous risks, including the risk that no commercially productive oil or natural gas will be found. The cost of drilling and completing wells is often uncertain, and oil and gas drilling and production activities may be shortened, delayed or canceled as a result of a variety of factors, many of which are beyond our control. Our future drilling activities may not be successful Unsuccessful drilling activities could have a material adverse effect on our plan of operation. Also, we may not be able to obtain any options or lease rights in potential drilling locations that we identify.

Our business is subject to operating hazards that could result in substantial losses

        Oil and gas operations are subject to many risks, including well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks. If any of these hazards occurs, we could sustain substantial losses.

        At such time as we become the operator we shall secure and maintain insurance against some, but not all, of these potential risks and losses. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect us.

Other owners of working interests may not agree to participate in our exploration and development plans.

        Some or all of the other working interest owners in our prospects may be unwilling or unable to participate in or to pay their share of the costs of projects as they become due. These problems could cause us to change, suspend or terminate our drilling and development plans with respect to the affected project.

Because we are dependent upon our key personnel for our future success, if we fail to retain or attract key personnel, our business will be adversely affected

        Our future success will depend in significant part upon the continued service of our key technical and senior management personnel, including Douglas Cannaday, our President; Michel David, our Executive Vice President and a Director; and certain consultants, including Warren Hunt and George Orr. While both Mr. Cannaday and Mr. David are party to employment agreements, Mr. Cannaday, Mr. David and/or the Company may terminate the respective employment agreements at any time. And while Mr. Orr has provided significant management consulting services at favorable rates, either Mr. Orr and/or the Company may terminate such consulting arrangement at any time. Mr. Hunt’s consulting agreement may be cancelled on thirty days’ notice by either party. We believe that our future success will depend in large part upon our ability to retain the services of Mr. Cannaday, Mr. David, Mr. Hunt and Mr. Orr at favorable rates, as well as attract and retain qualified personnel for our operations. The failure to attract or retain such persons could materially adversely affect our business, financial condition and results of operations.

We are controlled by only a few shareholders holding a large percentage of our common stock, consequently, purchasers of shares may have very little ability to elect or control our management.

        Even if all of our outstanding warrants and options are exercised (which we cannot assure), three of our shareholders will beneficially own over 52% of the outstanding shares of common stock as of August 23, 2002, with October Sun, a Nevada corporation, being the single largest shareholder, beneficially owning approximately 33% of our outstanding shares. Accordingly, such shareholders acting in concert have the ability to elect all of our Directors and otherwise control the Company. As a result, such shareholders, acting together, will have the ability to substantially influence all matters submitted to shareholder vote for approval, including the election and removal of Directors and consummation of any transaction involving a merger, consolidation or sale of substantially all of our assets, and to control our management and affairs. The concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation or takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other shareholders.

Our common stock is vulnerable to pricing and purchasing actions that are beyond our control and, therefore, persons acquiring our shares may be unable to resell their shares at a profit as a result of this volatility.

        The trading price of our common stock has been subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, our announcements of property and/or oil and gas license acquisitions, exploration results, participation in exploration agreements or joint ventures, and other events and factors. The securities markets themselves have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Announcements of delays in exploration schedules or exploration results, by us or our competitors, and developments or disputes concerning property or oil and gas license rights could have a significant and adverse impact on market prices for our securities. In addition, regulatory developments in the United States and foreign countries affect the market price of our securities. Also, economic and other external factors, as well as period-to-period fluctuations in our financial results, may have a significant impact on the market price of our securities.

SEC penny stock regulations may limit the ability to trade our securities

        Our common stock is a “penny stock” as that term is defined by the relevant SEC rules and regulations, and our common stock is subject to additional disclosure requirements for penny stocks mandated by the Securities Enforcement Remedies and Penny Stock Reform Act of 1990. The SEC Regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share. Since becoming a reporting company, our Common Stock has been included within the SEC Rule 3a-51 definition of a penny stock. Since our Common Stock is considered to be a “penny stock,” trading is covered by Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, for non-NASDAQ and non-national securities exchange listed securities. Under this rule, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written disclosure to, and suitability determination for, the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. The regulations on penny stocks limit the ability of broker-dealers to sell our common stock and thus the ability of purchasers of our common stock to sell their securities in the secondary market.

Future sales of our common stock may cause our stock price to decline

        Our stock price may decline as a result of future sales of our shares or the perception that such sales may occur. As we are a development stage company that will need to raise substantial additional capital to perform upon our business plan, the sale of authorized but unissued common stock or other equity securities by the Company, either in private placements or to the public in a registered offering may occur. In addition, we are unable to estimate the amount, timing, or nature of future sales of our common stock. Sales of substantial amounts of our common stock in the public market may cause our stock’s market price to decline.

Outstanding options and warrants may make it difficult for us to obtain additional capital on reasonable terms

        As of August 23, 2002, we had outstanding options and warrants to purchase common stock in an aggregate amount of 3,550,000 shares. As long as these options and warrants remain outstanding and unexercised, the terms under which we can obtain additional capital may be adversely affected because any new investors may not want to be diluted by lower priced securities. New investors may want to negotiate prices that are at or below the conversion price or exercise price of existing securities, which may adversely impact the terms upon which we can raise additional capital if at all.

Provisions in our charter documents could prevent or delay a change in control, which could delay or prevent a takeover

        Our Articles of Incorporation authorize the issuance of “blank check” preferred stock with such designations, rights, and preferences, as may be determined by our Board of Directors. Accordingly, the Board of Directors may, without shareholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power or other rights of the holders of our common stock. Preferred stock could also be issued to discourage, delay, or prevent a change in our control, although we do not currently intend to issue any additional series of our preferred stock.

Our shareholders may not rely upon dividends to generate income

        We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends on our common stock in the future. The future payment of dividends is directly dependent upon our future earnings, capital requirements, financial requirements, and other factors to be determined by our Board of Directors. It is anticipated that future earnings, if any, which may be generated from our operations, will be used to finance our growth, and that cash dividends will not be paid to our stockholders. In addition, we do not expect to generate any significant revenue for the foreseeable future, as we are an oil and gas company in the exploration phase. Because our common stock does not generate a steady stream of income for our stockholders, the only profit or gain our shareholders can hope to realize by virtue of their investment is that our stock will appreciate in value, which it may not do.

Cautionary Statement about Forward-Looking Statements

        This Annual Report on Form 10-KSB includes certain statements that may be deemed to be “forward-looking statements”. All statements, other than statements of historical facts, included in this Form 10-KSB that address activities, events or developments that Uranium Power Corporation’s management expects, believes or anticipates will or may occur in the future are forward looking statements. Examples of forward-looking statements may include discussion of such matters as:

°	The amount and nature of future capital, development and exploration expenditures;

°	The drilling of wells;

°	Business strategies;

°	Expansion and growth of operations; and

°	Other similar matters such as those discussed in Management’s Discussion and Analysis of its Plan of Operations.

        These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of oil and natural gas prices, uncertainties in cash flow, expected acquisition benefits, production rates and reserve replacement, reserve estimates, drilling and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed under the caption “Risk Factors”, many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

Glossary of Common Oil & Gas Terms

        The terms defined in this section are used throughout this Form 10-KSB.

Alberta Government Royalty	The range of this royalty typically shall be from 0% during the first year to as much as 25% depending on circumstances such as whether the well is “exploratory” and its capability to produce commercial quantities of petroleum substances.

Precambrian Formation	Located below Paleozoic (Northeast Plains system) era.

Royalty interest.	An interest in an oil and gas license(s) entitling the party to shares of oil and gas production free of costs of exploration, development and production and other costs.

Section of land	640 acres or 259.2 hectares or 1 square mile.

Woodbend Formation	Contained within the Upper Devonian (Northeast Plains) system of the Paleozoic era.

Working interest	The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and to share in the production.

Item 2. PROPERTIES

Athabasca Prospect

        The Athabasca Prospect is located adjacent to the city of Fort McMurray, which is located in the northeast part of the Province of Alberta. The prospect is comprised of four Alberta P & NG Licenses covering 97 sections of land (62,080 acres) located within Townships 89 and 90, Ranges 10 and 11, West of the 4th Meridian. Three of the P & NG Licenses were acquired by API Canada from the Government of the Province of Alberta (below the Woodbend formation), as license nos. 5401070160, 5401070162 and 5401070163. Separately API Canada holds the right to earn an interest in another P & NG License, the AOC License no. 5494040101 covering Section 32, Township 89, Range 10 W4M (640 acres – below base of Precambrian formation) which contains the suspended 7-32 Well. This right is subject to the Company beginning a $160,256 ($250,000 Cdn.) testing program on the 7-32 Well on or before September 30, 2002.

        The Athabasca Prospect is located near the Athabasca Tar Sands deposit believed to be one of the largest accumulations of petroleum on earth containing an estimated 1.3 trillion barrels covering an area of roughly 17,400 square miles.

        The Company holds a 46.53% to 52.86% working interest after payout in the Athabasca Prospect, subject to the 9.5% gross overriding royalty and government royalties, and may be increased if certain elections that other interest holders have are not exercised. These interests may also be reduced pursuant to interests earned by the Limited Partnership, see Anhydride Petroleum Limited Partnership Exploration Agreements.

Firebag Prospect

        The Firebag Prospect is located roughly 55 miles northeast of the town of Fort McMurray in the Province of Alberta and is comprised of two Alberta P & NG Licenses (below base of Woodbend formation) amounting to 31 sections of land (19,840 acres) held by API Canada as license nos. 5401090094 and 5401100080. In the immediate area, tar sands licenses are held by major oil and gas producers, such as Husky Oil, Imperial Oil, Mobil Oil, Shell Oil and Suncor. This prospect is located on the crest of the up thrown side of and west of the Firebag fault which may form several traps for accumulation of oil. API Canada is the operator of the Firebag prospect.

        The Company holds a 63.28% to 64.84% working interest after payout in the Firebag Prospect, subject to the 9.5% gross overriding royalty and government royalties, and may be increased if certain elections that other interest holders have are not exercised. These interests may also be reduced pursuant to interests earned by the Limited Partnership, see Anhydride Petroleum Limited Partnership Exploration Agreements.

Operations- Mineral Properties

Uranium Holdings Corporation

        The Company no longer owns the Hocking Lake or Henday Lake Properties. Rather, the Company owns a 20% interest in UHC. The following is a description of these mineral properties, which are located in the Athabasca Basin of northern Saskatchewan, Canada.

Hocking Lake

The Hocking Lake Property is geographically located approximately 600 miles north of the regional capital city of Regina, Saskatchewan comprised of five mining claims in two groups totaling 20,203 hectares (49,924 acres) west of Black Lake, Saskatchewan

Henday Lake

The Henday Lake Property is located approximately 500 miles north of Regina, Saskatchewan and is comprised of two continuous mining claims in the Henday and Mallen Lake area.

These properties are largely undeveloped and there have been no previous mining operations on either the Henday Lake or the Hocking Lake Properties. However, various operators, have explored portions of the properties mainly during the 1970‘s and 1980‘s, by prospecting, geophysics and possibly some diamond drilling.

During the year UHC spent $50,000 (2001 - $93,178) on geophysics related to the Henday Lake property. The Company is currently awaiting the results of geophysical work performed by UHC on the Henday Lake property.

Saskatchewan Uranium Property

        On December 16, 1998, the Company executed a Joint Venture Agreement with PDC under which the Company was granted an option to gain an ownership interest in six uranium properties totaling 74,756 acres located in the Athabasca Basin. Approximately $1,900,000 Can. has been spent on these properties between 1995 and 1997 on geophysical surveys, lithogeochemical boulder sampling and diamond drilling. Five of the property claims have lapsed leaving the Crawford property.

Crawford Property

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

        Due to the presence of the favorable alteration minerals and anomalous values mentioned above, further exploration work is deemed warranted, however, owing to a $1,282,051 ($2,000,000 Cdn.) exploration commitment contained in the joint venture agreement and due by December 31, 2002, the Company may have to abandon this property. The Company plans to attempt to re-negotiate the terms of its joint venture agreement but no assurance can be made that they will be successful in doing so.

Acquisitions

As noted above in Item 1, on page 2, under the heading “Oil and Gas Prospects,” on April 30, 2002 we consummated the Merger Agreement pursuant to which API Canada became our indirect wholly owned subsidiary and pursuant to which October Sun became our single largest beneficial owner, owning beneficially approximately 38% of our common stock.

Reserves

        Effective April 30, 2002 we do not have any proven, probable nor any reserves.

Production

        Effective April 30, 2002 we do not have any production nor production revenue.

Drilling Activity

        Effective through April 30, 2002 we did not conduct any drilling activity.

Item 3. Legal Proceedings

        The Company is not a party to any legal proceedings required to be reported in this Report.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

Market Information

        The Company’s Common Stock is traded on the NASD Over-the-Counter Bulletin Board under the symbol URMPE. The following table sets forth the high and low bid prices of the Company’s common stock during the periods indicated as reported by the Internet source E*Trade Financial (http://www.etrade.com). The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may represent actual transactions.

                   Fiscal Quarter            High Bid Price     Low Bid Price
                   --------------            --------------     -------------
Fiscal     4th Quarter (2/1/02 - 4/30/02)    $    0.51          $   0.35
Year End   3rd Quarter (11/1/01 - 1/31/02)        0.65              0.35
April 30,  2nd Quarter (8/1/00 - 10/31/01)        0.65              0.40
2002       1st Quarter (5/1/01 - 7/31/01)         0.75              0.25

Fiscal     4th Quarter (2/1/01 - 4/30/01)    $    0.35          $   0.10
Year End
April 30,
2001

        The closing price of the Common Stock as reported on August 23, 2002, was $0.32 per share.

        Pursuant to Article 6 of the Rules for the Regulated Unofficial Market and Article 40 of the Rules and Regulations for the Frankfurt Stock Exchange, the Company’s shares were listed to trade on the trading floor and on Xetra, the Deutsche Borse AG electronic trading system, as of September 25, 2001 under the symbol URP.

Holders

        As of August 23, 2002, there were 118 holders of the Company’s Common Stock, who collectively held 12,024,500 issued and outstanding shares.

Dividends

        The Company did not declare or pay cash or other dividends on its Common Stock during the last two calendar years. The Company has no plans to pay any dividends, although it may do so if its financial position changes.

Recent Sales of Unregistered Securities.

        Following are descriptions of all unregistered equity securities of the Company sold during the period covered by this Form 10-KSB, excluding transactions that were previously reported in a quarterly report.

        On August 21, 2001, the Company granted stock options to the following persons or entities in the following amounts in reliance on the exemption from registration contained in Section 4(2) of the Act, all options being exercisable at $0.27 per share and expiring August 21, 2006:

                                   Number of Shares of Common Stock
Name                                    Underlying the Option
----                               --------------------------------

858642 Alberta Ltd.                           250,000
Robert Edwards                                250,000
James Billingsley                              50,000
Thornton Donaldson                            175,000
William Timmins                                25,000
Pat Lawless                                   100,000
Lorne Inglis                                  100,000
Terry Schorn                                  125,000
Todd Montgomery                               125,000

        On September 10, 2001, the Company issued 187,500 shares of Common Stock to Bikestar Rentals, Inc. in a private placement for a purchase price of $0.10 per share. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

        On September 10, 2001, the Company issued 187,500 shares of Common Stock to Outback Capital, Inc. in a private placement for a purchase price of $0.10 per share. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

        On March 12, 2002, the Company issued to Gary C. Rosholt and Mary P. Rosholt, jointly, 100,000 shares of Common Stock in a private placement for a purchase price of $0.30 per share. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

        On April 1, 2002, the Company cancelled an option to purchase 125,000 shares of Common stock held by Todd Montgomery and cancelled an option to purchase 25,000 shares of Common Stock held by Terry Schorn. The Company then issued an option to purchase 150,000 shares of Common Stock to Bruce Lazier at $0.50 per share until March 31, 2003 in connection with a consulting agreement by and between Mr. Lazier and the Company dated April 1, 2002. The option was issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

        On April 30, 2002, the Company issued to Dianna C. Bull 12,000 shares of Common Stock in a private placement for a purchase price of $0.30 per share. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

        On April 20, 2002, the Company issued to Ming Capital Enterprises, Inc. 500,000 shares of Common Stock in a private placement for a purchase price of $0.30 per share. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

        On April 30, 2002, pursuant to the Merger Agreement with October Sun, the Company issued the following securities to October Sun in reliance on Section 4(2) of the Securities Act of 1933: (a) 3,950,000 shares of Common Stock; (b) a warrant to purchase 500,000 shares of Common Stock of the Company at an exercise price of $0.01 per share, expiring April 30, 2003; which was subsequently cancelled and replaced by a substitute warrant issued to Anhydride Oil Corporation, to purchase up to 600,000 shares of Common Stock of the Company at an exercise price of $0.01 per share, expiring August 30, 2004, and (c) a demand promissory note in the principal amount of $100,000.

        In addition to the shares, warrants and demand promissory note issued to October Sun, as a condition of closing the Merger Agreement, on April 30, 2002, the Company: (a) issued to 858642 Alberta Ltd. a warrant to purchase 500,000 shares of Common Stock at an exercise price of $0.01 per share, expiring July 25, 2003; (b) issued to Robert Edwards a warrant to purchase up to 500,000 shares of Common Stock at an exercise price of $0.01 per share, expiring July 25, 2003; (c) issued to 858642 Alberta Ltd., under the Company’s 2000 Stock Option Plan, an option to purchase 250,000 shares of Common Stock, at an exercise price of $0.27 per share, expiring August 21, 2006; and (d) issued to Robert Edwards, under the Company’s 2000 Stock Option Plan, an option to purchase 250,000 shares of Common Stock, at an exercise price of $0.27 per share, expiring August 21, 2006. All of the shares and warrants issued in connection with the Merger Agreement were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

        After the end of the period, but prior to the preparation of this report, effective May 6, 2002 the Company committed to issue options to acquire 400,000 shares of common stock to Doug Cannaday for a period of three years at an exercise price equal to the market price on May 6, 2002 less the maximum allowable discount. The options will be issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

        After the end of the period but prior to the preparation of this report, effective May 15, 2002 the Company issued options to acquire 200,000 shares of common stock to Michel David, Director, for a period of two years at an exercise price of $0.35 per share. The options vested at the rate of 33% per month commencing May 15th, 2002 and are voided in the event of termination for cause unless previously exercised. The options will be issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

        After the end of the period, but prior to the preparation of this report, on June 6, 2002, the Company issued to Coleman Morton 40,000 shares of Common Stock in a private placement for a purchase price of $0.30 per share. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

        After the end of the period, but prior to the preparation of this report, and pursuant to the terms of that certain Exploration Agreement by and between the Company, through it subsidiary Anhydride Petroleum Canada, Inc., and Anhydride Petroleum Limited Partnership, dated July 10, 2002, the Company issued to Anhydride Petroleum Limited Partnership a warrant to purchase up to 750,000 shares of Common Stock of the Company at an exercise price of $0.50 per share, expiring July 11, 2003. The warrant was issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation.

        The Company is in the exploration stage and does not currently have any income from operating activities. The Company intends to engage in the exploration, development and acquisition of oil and gas properties in northern Alberta.

        During the year ended April 30, 2002, the Company decided to enter the business of oil and gas exploration and development. To implement this policy the Company acquired the Athabasca and Firebag Prospects for $720,401 and $26,769 respectively, see Acquisitions and Mineral Properties. Included in the acquisition cost of Athabasca Prospect is $247,500 pertaining to the shares and warrants issued.

        To fund the testing of the 7-32 Well and other work on the Athabasca and Firebag prospects the Company, subsequent to April 30, 2002, has entered into an exploration agreement with the Limited Partnership whereby it may earn up to a cumulative 25% interest before and after payout on the Athathabasca and Firebag prospects by expending up to $865,385 ($1,350,000 Cdn.) on exploration and other costs associated with the prospects. The Company has a call option which will allow it, if exercised, to acquire any interests earned by the Limited Partnership for 130% of the expenditures incurred by Limited Partnership to earn its interests.

        No known reserves exist on either the Athabasca or Firebag prospects and there are no known oil and gas reserves in the same formations as these prospects, therefore, exploration of these properties must be considered high risk or “wildcat” in nature. It is the Company’s intention to expend nearly 100% of its effort and resources over the next year in exploring and or developing these properties.

        The Company holds a 20% equity interest in Uranium Holdings Corporation which in turn owns the Henday and Hocking Lake uranium properties. During the year UHC spent approximately $50,000 on geophysics related to the Henday Lake property. The Company is currently awaiting the results of this work. However, as noted above it is the Company’s intention to devote its attention and resources towards oil and gas exploration, as such the Company’s interest in UHC may become diluted if it does not contribute to any further exploration work done on these properties.

        Due to a lack of funding five of the six properties comprising the Saskatchewan Uranium Properties were lost due to their underlying claims lapsing. The Company currently has an option to acquire an interest in the Crawford property, however, owing to a $1,282,051 ($2,000,000 Cdn.) exploration commitment due by December 31, 2002 and the Company’s change in focus towards oil and gas this property may be dropped. The Company plans to re-negotiate the joint venture agreement in an attempt to keep the property but no assurance, at this time, can be given that they may be successful in doing so.

        During the year due to a lack of funding the Hump Lake uranium claim (Northern Mining Property) lapsed and $34,141was written off.

        As noted above, the primary focus of the Company this year was on evaluating and selecting oil and gas properties of merit from which to conduct future exploration work on. During the year the Company paid $90,410 (2001- $24,614) in management fees pertaining to the organization and running of the expanded operations of the Company as it evaluated the oil and gas business. Likewise the Company incurred advertising and promotion expenses of $78,703 (2001 – nil) and travel expenses of $30,456 (2001 – nil) pertaining to the investigation of financing sources and visits with key consultants. Consulting expenses for the year ended April 30, 2002 amounted to $77,600 (2001 – nil) as valued by the Black-Scholes pricing of 800,000 options granted to consultants. Professional fees of $18,657 (2001 – $15,306) were incurred during the year. Due to increase market activity in the Company’s stock transfer agents fees were $11,087 (2001 – $1,583). The Company did not incur any exploration costs during the year.

        In total the Company experienced a net loss of $352,708 or $0.04 per share for the year ended April 30, 2002, compared to a net loss of $136,856, or $0.02 per share for the year ended April 30, 2001.

        Until the Company realizes economically recoverable resources on its properties, and can begin receiving revenues derived from those sources - or the Company establishes some alternative source for revenues - the Company expects to continue to incur operating losses and will rely on additional equity or debt sales and or property joint ventures to fund its activities in the future.

        As at April 30, 2002 the Company had negative working capital of $28,648 (2001 - $51,061) and $461,812 due to related parties and Uranium Holdings Corporation (2001 - $32,618). The $747,171 (2001 - $34,142) investment in resource properties represents the Companies most significant asset, however, the recovery of this carrying value is dependent on the existence of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete the exploration and development, the attainment of future profitable production or the disposition of the properties for proceeds in excess of the carrying value none of which is assured at this time.

        The Company will require additional funds to support its operations over the next 12 months, and plans to raise funds by way of Exploration Agreements and possible joint ventures on the Companies oil and gas properties. If the Company is not able to obtain additional funding it may be necessary to sell interests in its oil and gas or mineral properties and or lose the properties as a result of a failure to fund. No assurance can be given that he Company will be successful in finding joint venture partners for its properties, that its joint venture partners will fund necessary amounts, that buyers for its properties may be found and that the Company will be able to attract sufficient equity funding.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        (a) The following table sets forth as of April 30, 2002 and through the date of the preparation of this report, the names and ages of the current directors and executive officers of the Company, and the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the board of directors. Executive officers serve terms of one year or until their death, resignation or removal by the board of directors. The present term of office of each director will expire at the next annual meeting of shareholders. Each executive officer will hold office until his successor duly is elected and qualified, until his resignation or until he is removed in the manner provided by the Company’s bylaws.

                                                       Officer or
Name of Director or Officer        Director
and Position in the Company         Since         Age                     Office(s) Held and Other Business Experience

Thornton J. Donaldson 1998 73 Director	President of the Company since its inception in April 1998. Secretary of the Company from April 1998 through July 1998. President of Rich Coast, Inc., an industrial waste treatment company located in Dearborn, Michigan from 1984 to 1993, and a Director of Rich Coast, Inc. from 1993 to 1999. Director of Lorex Resources, Ltd., a mineral exploration company located in Vancouver, British Columbia since July 1999. President and sole director of United Corporate Advisers Ltd., a geological and financial consulting business founded by Mr. Donaldson in 1970. Self-employed as a consulting geologist and financial advisor from 1978 through the present.

Douglas W. Cannaday 2002 50 President	President of the Company since May 16, 2002. President and director of Hampton CourtResources Ecuador S.A. since April 2002; President and Director of Riomin Resources S.A. from October 1999 through Present; President and director of Morrisey Development Corporation from 1991 through 1999; President and director of Tod Mountain Development Ltd. and Tod Mountain Resorts Ltd. from 1979 through 1992; President and Director of Artesian Oil & Gas Ltd. from 1978 through 1984; President and Director of Artesian Petroleum Corporation from 1979 through 1984.

Michel David 2002 49 Executive Vice-President And Director	Executive Vice-President and Director of the Company since May 15, 2002. In the past Mr. David was a Director of Malartic Hygrade, Mirandor Inc., Sphinx Inc., Mimiska Inc., Link Mineral Ventures Inc. and Maymac Petroleum Inc.

                                                       Officer or
Name of Director or Officer        Director
and Position in the Company         Since         Age                     Office(s) Held and Other Business Experience

William G. Timmins 1998 65 Secretary and Director	Secretary of the Company since July 1998. Self-employed as President of WGT Consultants, Ltd. from 1983 to present as a geological consultant for numerous mining companies in Canada, the United States, Central and South America, Australia and New Zealand. Director of Monalta Resources Ltd., a mineral exploration company located in West Vancouver, British Columbia from April 1998 to present.

James R. Billingsley 1998 79 Director	Chairman and Director of Pacific Amber Resources, from December 1998 to present. President and Chief Executive Officer of Glamis Gold, a public company engaged in gold mining, from August 1988 through December 1998. Vice President-Administration of Glamis Gold from August 1986 through August 1988.

Except as indicated in the above table, no director of the Company is a director of an entity that has its securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

        b)      Significant Employees

                 None.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

        Section 16 (a) of the Securities Exchange Act of 1934 requires the Company’s directors, directors and beneficial owners of more than 10% of the Company’s Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and 10% or greater owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company’s executive officers, directors and 10% or greater owners, the Company believes that Doug Cannaday was late in filing a Form 3 and failed to file a Form 5, and the other directors and officers failed to timely file reports on Forms 5 for the fiscal year ended April 30, 2002.

Item 10. Executive Compensation

Compensation and other Benefits of Executive Officers.

        The following table sets out the compensation received for the fiscal years April 30, 2002, 2001 and 2000 in respect to each of the individuals who were the Company’s chief executive officer at any time during the last fiscal year and the Company’s four most highly compensated executive officers whose total salary and bonus exceeded $100,000 (the “Named Executive Officers”).

                               SUMMARY COMPENSATION TABLE

  FISCAL YEAR COMPENSATION                                        LONG TERM COMPENSATION
                                                                Awards              Payouts
                                                                ------              -------
                                                                     Restricted
                                                                        Shares             All
                                                        Securities       or               other
                                                        underlying   Restricted    LTIP   Compen-
     Name and              Salary  Bonus  Other Annual  Option/SARs     Share    Payouts  sation
Principal Position   Year    ($)    ($)   Compensation    Granted       Units       ($)     ($)
------------------   ----  ------  -----  ------------  -----------  ----------  -------  ------

Thornton             2002    0      0         0           175,000        0          0          0
Donaldson,           2001    0      0         0                          0          0          0
Former               2000    0      0         0                          0          0          0
President(1)

__________________

        (1)    Mr. Donaldson served as President from April, 1998 to May 16, 2002.

Agreements with Management.

        Effective May 6, 2002, the Company entered into an employment agreement with Doug Cannaday, its new President (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, Mr. Cannaday shall receive monthly compensation in the amount of $6,000 (Cdn.) and was granted an option to purchase 400,000 shares of the Company’s common stock for a period of three years at an exercise price equal to the market price on the date of the Employment Agreement less the maximum allowable discount. In addition, Mr. Cannaday was granted a royalty interest of 0.2% on certain of the Company’s petroleum and natural gas prospects from October Sun. At the latter of three months from the effective date of the Employment Agreement or at such time as the outcome of a certain well project is known, the Company and Cannaday shall renegotiate the remuneration paid to Cannaday under the Employment Agreement.

        Effective May 15, 2002, the Company entered into an employment arrangement with Michel David, who then became a director of the Company (“David Employment Agreement”). Pursuant to the terms of the David Employment Agreement, Mr. David, under certain conditions is entitled to receive monthly compensation in the amount of $3,000 Cdn. and was granted an option to purchase 200,000 shares of the Company’s common stock for a period of two years at an exercise price of $0.35 per share. In addition, Mr. David was granted a royalty interest of 0.1% on certain of the Company’s petroleum and natural gas prospects by October Sun. In the event Mr. David is terminated for cause any options not exercised are cancelled.

        There are no other arrangements or understandings between any executive officer and any director or other person pursuant to which any person was selected as a director or an executive officer.

Option/Stock Appreciation Rights (“SAR”) Grants during the most recently completed Fiscal Year.

        The following table sets out the stock options and stock warrants granted as bonuses, which were granted by the Company during 2002 to the Named Executive Officers of the Company.

                             OPTION/SAR GRANTS IN PREVIOUS YEAR
                                      INDIVIDUAL GAINS

                 Number of       % of Total
                 Securities     Options/SARs
                 Underlying      Granted to
                Options/SARs    Employees in  Exercise or Base  Market Price on
Name            Granted (#)     Fiscal Year     Price ($/Sh)     Date of Grant  Expiration Date
----            -----------     -----------   ----------------  --------------- ---------------

Thornton
Donaldson (1)      175,000         14.6%          $0.27             $0.27       August 21, 2006

__________________

        (1)    Mr. Donaldson served as President from April, 1998 to May 16, 2002.

Aggregated Option/SAR Exercised in Last Financial Year and Fiscal Year-End Option/SAR Values.

        The following table sets out all option/SARs and warrants granted as bonuses which were exercised by the Named Executive Officers during the most recently completed fiscal year and the values of options/SARs and warrants for such persons as of the end of the most recently completed fiscal year.

Aggregated Option/SAR Exercised in Last Fiscal Year and FY-End Option/SAR Values

                                                            Number of
                                                           Securities
                                                            Underlying       Value of
                                                           Unexercised      Unexercised
                                                         Options/SARs at  Options/SARs at
                                                            FY-End (#)        FY-End ($)
                 Shares Acquired on                        Exercisable/     Exercisable/
Name                Exercise (#)      Value Realized ($)  Unexercisable    Unexercisable
----             -----------------    -----------------  --------------    -------------

Thornton
Donaldson (1)            0                  0                175,000          $73,500

__________________

        (1)    Mr. Donaldson served as President from April, 1998 to May 16, 2002.

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

Repricing of Options.

        None.

Item 11. Security Ownership of Management and Certain Beneficial Owners

a)     Security ownership of management

        The following table sets forth as of August 23, 2002, the number of shares of the Company’s outstanding $0.001 par value common stock beneficially owned by each of the Company’s current directors and the Company’s executive officers and the number of shares beneficially owned by all of the Company’s current directors and named executive officers as a group:

                                               Amount and     Percent
                                                Nature of       of
       Name and Address of                      Beneficial    Common
        Beneficial Owner        Position        Ownership      Stock
       -------------------      --------       ----------     -------

   Douglas W. Cannaday          President(1)     700,000(1)      6%
   685-440 10816 MacLeod Trail S.
   Calgary, Alberta
   Canada  T2J 5N8

   Michel David                 Executive        450,000(2)      4%
   153A Perreault               Vide-President
   Val D'Or, Quebec             and Director
   Canada JP9 2H1

   Thornton J. Donaldson        Director         472,000(3)      4%
   206 - 475 Howe Street
   Vancouver, B.C.
   Canada  V6C 2B3

   William G. Timmins           Secretary and    225,000(4)      2%
   410 - 455 Granville Street   Director
   Vancouver, B.C.
   Canada  V6C 1T1

   James R. Billingsley         Director         100,000(5)     **%
   3157 West 33rd Avenue
   Vancouver, B.C.
   Canada  V6N 2G6

   All current directors                       1,947,000(6)     16%
   and executive
   officers as a group
   (four persons)

__________________

**Indicates less than 1%

(1) Mr. Cannaday became President of the Company on May 16, 2002. Mr. Cannaday’s beneficial ownership consists entirely of the following: (i) options to purchase 400,000 shares of the Company’s common stock for a period of three years at an exercise price equal to the market price on May 6, 2002 less the maximum allowable discount, pursuant to Mr. Cannaday’s Employment Agreement dated May 6, 2002; (ii) options to purchase 200,000 shares of the Company’s common stock at a price per share of $0.01 pursuant to an Option Agreement by and between Mr. Cannaday and a third party dated May 6, 2002; and (iii) an option to acquire an option to purchase 100,000 shares of the Company’s common stock at a price per share of $0.27 pursuant to an Option Agreement by and between Mr. Cannaday, Robert Edwards and Hodgkinson Equities Corporation dated July 18, 2002, exercisable until Mr. Cannaday is no longer an officer, director or consultant of the company, or until August 21, 2006, whichever occurs first.

(2) Mr. David became Executive Vice-President and a Director on May 15, 2002. Mr. David’s beneficial ownership consists entirely of the following: (i) options to purchase 200,000 shares of the Company’s common stock for a period of two years at an exercise price of $0.35 per share; and (ii) Options to purchase 200,000 shares of the Company’s stock at a price per share of $0.01 and 50,000 shares of the Company’s stock at a price per share of $0.10 pursuant to an Option Agreement by and between Mr. David and a third party dated June 2, 2002, which option expires September 31, 2002.

(3) Mr. Donaldson resigned as President from the Company on May 16, 2002. Includes 22,000 shares owned by Mr. Donaldson’s spouse and 175,000 shares owned by United Corporate Advisors, Ltd., of which Mr. Donaldson is the President, a Director and shareholder. Also includes options to purchase 175,000 shares of Common Stock at a price per share of $0.27 until August 21, 2006.

(4) Includes 150,000 shares owned by Mr. Timmins’ spouse. Also includes options to purchase 25,000 shares of Common Stock at a price per share of $0.27 until August 21, 2006.

(5) Includes 50,000 shares owned by Mr. Billingsley’s spouse. Also includes options to purchase 50,000 shares at $0.27 per share until August 21, 2006.

(6) Includes securities reflected in footnotes 1 - 5.

b)     Security Ownership of Certain Beneficial Owners

        The following table sets forth as of August 23, 2002, the number of shares of the Company’s outstanding $0.001 par value common stock beneficially owned by each person who owned of record, or was known to own beneficially, more than 5% of the Company’s outstanding shares of common stock:

                                  Amount and
                                   Nature of    Percentage
      Name and Address of         Beneficial    of Common
       Beneficial Owner            Ownership      Stock
      -------------------         ----------    ----------

    Anhydride Oil Corporation       600,000(1)        5%
    1119 Sydenham Rd. S.W.,
    Calgary, Alberta
    Canada T2T OT5

    Anhydride Petroleum Limited     750,000(2)        6%
    Partnership
    Suite 602
    570 Granville Street
    Vancouver, BC
    Canada V6C 3P1

    Robert Hodgkinson             1,200,000(3)        9%
    Suite 900, 595 Howe Street,
    Vancouver, British
    Columbia
    Canada V6C 2T5

    October Sun                   3,950,000          33%
    241 Ridge Street, Fourth Floor
    Reno, Nevada 89501

    Robert Edwards                1,250,000(4)       10%
    #25, 1818 Cromwell Avenue
    Vancouver,
    British Columbia
    Canada  V6J 1K7

__________________

(1) Consists entirely of warrants to purchase up to 600,000 shares of common stock at an exercise price of $0.01 per share expiring August 30, 2004.

(2) Consists entirely of warrants to purchase up to 750,000 shares of common stock at an exercise price of $0.50 per share expiring July 11, 2003.

(3) Consists of 450,000 shares of common stock owned of record by Robert Hodgkinson, warrants to purchase up to 500,000 shares of common stock at an exercise price of $0.01 per share expiring July 25, 2003 owned of record by 858642 Alberta Ltd., an entity controlled by Robert Hodgkinson; and options to purchase up to 250,000 shares of common stock at an exercise price of $0.27 per share expiring August 21, 2006 owned of record 858642 Alberta Ltd., an entity controlled by Robert Hodgkinson.

(4) Consists of 450,000 shares of common stock owned of record by Robert Edwards; 50,000 shares of common stock owned of record by Lynda Perry, Robert Edwards’ wife; warrants to purchase up to 500,000 shares of common stock at an exercise price of $0.01 per share expiring July 25, 2003 and options to purchase up to 250,000 shares of common stock at an exercise price of $0.27 per share until August 21, 2006.

c) Changes in Control. On April 30, 2002, we consummated the Agreement and Plan of Reorganization, dated April 30, 2002, whereby October Sun, a Nevada corporation became our largest beneficial owner, owning beneficially approximately 33% of our common stock. There are no current arrangements or agreements pledging securities that could in the future result in a change of control of the Company.

d)     Securities authorized for issuance under equity compensation plans.

        The following table sets forth, as of August 23, 2002, the (i) equity compensation plans approved by security holders, and (ii) equity compensation plans not approved by security holders: (a) number of securities to be issued upon exercise of outstanding options, warrants, and rights; (b) the weighted average exercise price of outstanding options, warrants, and rights; and (c) the number of securities remaining available for future issuance under equity compensation plans:

                                                                   Number of Securities
                                                                   Remaining Available
                      Number of Securities                         for Future Issuance
                       to be Issued upon      Weighted Average        under Equity
                           Exercise of       Exercise Price of      Compensation Plans
                           Outstanding          Outstanding       (excluding securities
                        Options, Warrants,   Options, Warrants,    reflected in column
                            and Rights          and Rights                 (a)
   Plan Category             (a)(1)                (b)                     (c)
-------------------   --------------------   -----------------     --------------------
Equity Compensation
 Plans Approved by
 Security Holders            0                     n/a                      0

Equity Compensation
Plans Not Approved
by Security Holders      1,200,000                 $0.27                    0
                         ---------                  ----                  --
            Total        1,200,000                 $0.27                    0

(1)2000 Stock Option Plan. Our Board of Directors adopted the 2000 Stock Option Plan, effective June 15, 2000. The stock option plan has not been adopted or ratified by our shareholders. The stock option plan was adopted by the Board of Directors in order to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to the Company’s employees and to promote the success of the Company’s business. The Company reserved 1,200,000 shares of its Common Stock under the stock option plan. As of the date of this Report, all options under the 2000 Stock Option Plan have been granted.

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

        October Sun, a Nevada Corporation (“October Sun”), a greater than 5% beneficial owner of the Company’s shares, and the Company were parties an Option Agreement, dated as of September 10, 2001 (the “Option Agreement”), whereby October Sun granted the Company the right to purchase all of the outstanding shares of its wholly-owned subsidiary Anhydride Petroleum (Canada) (“Anhydride Canada”). Pursuant to the October Sun Option Agreement the Company: (i) made a payment of $75,000 to October Sun; (ii) issued to two third parties each a warrant to acquire up to 500,000 common shares at a purchase price of $0.01 per share until July 25, 2003; (iii) issued to two third parties each options to purchase up to 250,000 common shares at an exercise price of $0.27 per share until August 21, 2006; and (iv) agreed to pay costs up to a maximum of $60,000 ($100,000 Cdn.) for the completion or abandonment of the 7-32 Well if the October Sun Option Agreement was not exercised. On April 30, 2002, the Company and October Sun closed the transaction contemplated by the Option Agreement pursuant to the terms and provisions of that certain Agreement and Plan of Reorganization, dated April 30, 2002 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Anhydride Petroleum (USA) (“Anhydride USA”), a wholly owned subsidiary of October Sun, which in turn owned all of the outstanding capital stock of Anhydride Canada, was merged with and into a wholly owned subsidiary of the Company, UPC Merger, Inc., a Colorado corporation, with the entity surviving the merger being a wholly owned subsidiary of the Company named Anhydride Petroleum (USA), and owning all of the outstanding capital stock of Anhydride Canada. As a result of the transaction, the Company (i) issued to October Sun an demand promissory note in the principal amount of U.S. $100,000, bearing interest at a rate of prime plus 2%; (ii) 3,950,000 shares of the Company’s Common Stock, $0.001 par value; and (iii) a warrant to purchase up to 500,000 shares of the Company’s Common Stock, $0.001 par value, at a purchase price of $0.01 per share, which warrant expires April 30, 2003, which warrant was subsequently cancelled and replaced with a warrant issued to Anhydride Oil Corporation whereby it may purchase 600,000 up to 600,000 shares of the Company’s Common Stock, $0.001 par value, at a purchase price of $0.01 per share, which warrant expires August 30, 2004. As a result of the merger, the Company through its wholly owned subsidiary, Anhydride USA, which owns all of the issued and outstanding shares of Anhydride Canada, became the owner of certain parcels, mining rights, and licenses, subject to certain working interests, collectively known as the Anhydride Rights.

        In addition to the consideration received by October Sun in connection with the Merger Agreement, October Sun was paid by the Company a management fee in the amount of $90,410.

        October Sun also retained a 1% - 1.36% gross overriding royalty interest in the Athabasca and Firebag Prospects.

        In connection with, and as a condition to, the consummation of the Merger Agreement on April 30, 2002, each of Robert Edwards and Hodgkinson Equities Corp or its assignee 858642 Alberta Ltd., greater than 5% beneficial owners of the Company’s shares, were each issued a warrant to purchase up to 500,000 shares of the Company’s Common Stock, $0.001 par value, at a purchase price of $0.01 per share, which warrant expires July 25, 2003.

        The Company is party to a Joint Venture Agreement dated April 30, 2002 between the Company and Anhydride Oil Corporation (“AOC”), among others (the “AOC Joint Venture Agreement”). AOC is the present owner of the 7-32 well and AOC License, however upon completion of the testing of the 7-32 Well on or before September 15, 2002, which is expected to involve the spending of $156,250 ($250,000 Cdn.) the Company earns its interest. AOC shall retain a 27.25% working interest after payout, subject to gross overriding royalty interests amounting to 9.5% and government royalties. Out of the 9.5% gross overriding royalty, 5% is payable to AOC. Additionally, AOC holds an 18.25% working interest in each of the five API Canada Licenses covering the Athabasca and the Firebag Prospects. Under certain conditions AOC is entitled to exercise a Warrant to purchase 600,000 common shares from the Company’s treasury for $0.01 valid until August 30, 2004. The conditions of the warrant require that a well be successfully completed from which is established continuous commercial production of petroleum substances for a period of not less than 30 consecutive days. Upon a successful well, the Company is obliged to pay to AOC a one-time cash payment of $60,000 ($100,000 Cdn.).

        Effective May 6, 2002, the Company entered into an Employment Agreement with Doug Cannaday, its new President (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, Mr. Cannaday shall receive monthly compensation in the amount of $6,000 (Cdn.) monthly and was granted an option to purchase 400,000 shares of the Company’s common stock for a period of three years at an exercise price equal to the market price on the date of the Employment Agreement less the maximum allowable discount. In addition, Mr. Cannaday was granted a royalty interest of 0.2% on certain of the Company’s petroleum and natural gas prospects by October Sun. At the latter of three months from the effective date of the Employment Agreement or at such time as the outcome of a certain well project is known, the Company and Cannaday shall renegotiate the remuneration paid to Cannaday under the Employment Agreement.

        Also, effective May 6, 2002, Doug Cannaday entered into an Option Agreement with a third party, pursuant to which Mr. Cannaday has the right to purchase 200,000 of the Company’s common stock from the third party at an exercise price of $0.01 per share.

        Effective May 15, 2002, the Company entered into an employment agreement with Michel David an officer and director of the Company. Pursuant to the terms of this agreement Mr. David is to receive monthly compensation in the amount of $3,000 Cdn. monthly and was granted an option to purchase 200,000 shares of the Company’s common stock for a period of two years at an exercise price of $0.35 per share. In addition, Mr. David was granted a royalty interest of 0.1% on certain of the Company’s petroleum and natural gas prospects by October Sun.

        Also, effective May 15, 2002, Mr. David entered into an Option Agreement with a third party, pursuant to which he has the right to purchase 100,000 of the Company’s common stock from the third party at an exercise price of $0.01 per share.

        On July 10, 2002 in order to provide a substantial portion of the necessary funding to give effect to our business objectives in connection with the Athabasca and Firebag Prospects we entered into exploration agreements with the Limited Partnership with an objective to raise $865,385 ($1,350,000 Cdn.). In return for each $34,615 ($54,000 Cdn.) expended in either of the Athabasca or Firebag Prospects the Limited Partnership will earn a 1% working interest before and after payout in the prospect in which the expenditure occurs, to a maximum cumulative 25% between the Prospects. The Company maintains a call option to reacquire the working interests earned by the Limited Partnership exercisable at 130% of earned in expenditures payable in shares at the then market when the option is exercised. The Company also granted warrants to the Limited Partnership to purchase up to 750,000 shares at $.50 per share, valid until July 11, 2003. The Warrants will vest in proportion to the working interest earned in the Prospects by the Limited Partnership. For each 1% working interest earned in a Prospect, warrants to acquire 30,000 common shares of the Company will vest and be immediately exercisable.

        On July 18, 2002, Doug Cannaday entered into an Option Agreement with Robert Edwards, a 5% or greater beneficial owner of the Company’s common stock, and Hodgkinson Equities Corporation (“Hodgkinson”). Mr. Edwards and Hodgkinson are parties to an Exploration Agreement dated August 20, 2002, as amended, between Comstock Petroleum Corporation, October Sun, Mr. Edwards and Hodgkinson. Pursuant to this exploration agreement, Hodgkinson and Edwards received stock options and warrants to acquire shares of the Company. One of the benefits granted to Hodgkinson and Edwards entitles Hodgkinson and Edwards to acquire up to 500,000 shares of common stock of the Company for a period of five years at a price per share of $0.27. Each of Hodgkinson and Edwards are entitled to one-half of the warrant. Hodgkinson introduced Cannaday to the principals of the Company and encouraged Cannaday to become a part of the Company’s management team. In consideration for Cannaday ultimately agreeing to become a part of the management the Company, each of Hodgkinson and Edwards granted Cannaday an option to purchase 50,000 shares of the Company’s common stock (100,000 shares in total) for a price per share of $0.27, which is exercisable so long as Mr. Cannaday is an officer, director or consultant of the Company or until the option expires, whichever comes first. In the event that the Company extends the life of the option, Mr. Cannaday’s options pursuant to the agreement shall be extended on the same terms.

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

        Our consultant, C. Warren Hunt, who has helped the Company establish its exploration program, is the principal shareholder of AOC with whom the Company has entered into the AOC Joint Venture Agreement, therefore, AOC’s ownership of working interests, royalty interests and other interests may create conflicts of interest.

        Ownership of working interests, royalty interests and other interests by some of our officers and directors may create conflicts of interest.

        Our President, Doug Cannaday, is entitled to hold a royalty interest in the Athabasca and Firebag Prospects, including the 7-32 Well and AOC License and area of mutual interest. Our Executive Vice-President and a Director, Michel David is entitled to hold a royalty interest in the Athabasca prospect including the 7-32 Well and AOC License. AOC holds a significant but not controlling interest in the 7-32 Well, the AOC License, the five API Canada Licenses and is the operator of the 7-32 Well during the testing phase.

PART IV

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Articles of Incorporation. (1)

3.2	Bylaws. (1)

4.1	Stock Option Plan. (1)

10.1	Letter Agreement with J.R. Billingsley dated July 29, 1998. (1)

10.2	Extensions to Letter Agreement with J.R. Billingsley. (1)

10.3	Joint Venture Agreement with Phelps Dodge Corporation of Canada, Ltd., dated December 16, 1998. (1)

10.4	Property Option Agreement with Pacific Amber Resources Ltd. dated March 24, 1999. (1)

10.5	Amendment to Property Option Agreement with Pacific Amber Resources Ltd. dated October 7, 1999. (1)

10.6	Asset Purchase Agreement from Athabasca dated April 13, 1998. (2)

10.7	Letter from Phelps Dodge Corporation extending deadline to May 31, 2000. (2)

10.8	Letter from Pacific Amber Terminating its Option. (3)

10.9	Financial Advisory and Investment Banking Agreement. (4)

10.10	Letter of Intent dated December 1, 2000 with Mark Smith. (5)

10.11	Option Agreement dated September 10, 2001 and Amendment dated October 10, 2001.(6)

10.12	Agreement and Plan of Reorganization with October Sun dated April 30, 2002.(7)

10.13	Joint Venture Agreement dated April 30, 2002, filed herewith.

10.14	Employment Agreement with Doug Cannaday effective May 6, 2002, filed herewith.

10.15	Exploration Agreement dated July 10, 2002, filed herewith.

21.1	Subsidiaries of the Registrant, filed herewith.

99.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

____________________________
(1)	Incorporated by reference from Form 10-SB, filed October 14, 1999.
(2)	Incorporated by reference from Form 10-SB/A No. 1, filed January 20, 2000.
(3)	Incorporated by reference from Form 10-KSB for the year ended April 30, 2000.
(4)	Incorporated by reference from Form 10-QSB for the period ended October 31, 2000.
(5)	Incorporated by reference from Form 10-QSB for the period ended January 1, 2001.
(6)	Incorporated by reference from Form-10QSB for the period ended October 31, 2001.
(7)	Incorporation by reference from Form 8-K dated May 10, 2002.

(b)    Reports on Form 8-K

Current Report on Form 8-K filed April 30, 2002, reporting under Item 2, the Agreement and Plan of Reorganization, effective April 30, 2002.

Current Report on Form 8-K filed May 15, 2002, reporting under Item 5, a report on Form 10QSB erroneously filed under the Company’s EDGAR filing codes by or on behalf of Uranium Resources, Inc.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                       URANIUM POWER CORPORATION

Date: September 11, 2002                                                                                 By:  /s/ Douglas W. Cannaday
                                                                                                                                 Douglas W. Cannaday, President

Date: September 11, 2002                                                                                 By:  /s/ William G. Timmins
                                                                                                                                 William G. Timmins, Secretary and Director

Date: September 11, 2002                                                                                 By:  /s/ Michel David
                                                                                                                                 Michel David, Executive Vice President and Director

Date: September 11, 2002                                                                                 By:  /s/ Thornton Donaldson
                                                                                                                                 Thornton Donaldson, Director

Date: September 11, 2002                                                                                 By:  /s/ James R. Billingsley
                                                                                                                                 James R. Billingsley, Director

§ 302 CERTIFICATION*

I, Douglas W. Cannaday, Chief Executive Officer, certify that:

        1. I have reviewed this annual report on Form 10-KSB of Uranium Power Corporation;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

        6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    September 11, 2002

           /s/   Douglas W. Cannaday
        Douglas W. Cannaday
        President and Chief Executive Officer
        September 11, 2002

        * Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

48

§ 302 CERTIFICATION*

I, Thornton Donaldson, acting Chief Financial Officer, certify that:

        1. I have reviewed this annual report on Form 10-KSB of Uranium Power Corporation;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

        6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    September 11, 2002

           /s/   Thornton Donaldson
        Thornton Donaldson
        Acting Chief Financial Officer
        September 11, 2002

        * Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

49

EXHIBIT INDEX

3.1	Articles of Incorporation. (1)

3.2	Bylaws. (1)

4.1	Stock Option Plan. (1)

10.1	Letter Agreement with J.R. Billingsley dated July 29, 1998. (1)

10.2	Extensions to Letter Agreement with J.R. Billingsley. (1)

10.3	Joint Venture Agreement with Phelps Dodge Corporation of Canada, Ltd., dated December 16, 1998. (1)

10.4	Property Option Agreement with Pacific Amber Resources Ltd. dated March 24, 1999. (1)

10.5	Amendment to Property Option Agreement with Pacific Amber Resources Ltd. dated October 7, 1999. (1)

10.6	Asset Purchase Agreement from Athabasca dated April 13, 1998. (2)

10.7	Letter from Phelps Dodge Corporation extending deadline to May 31, 2000. (2)

10.8	Letter from Pacific Amber Terminating its Option. (3)

10.9	Financial Advisory and Investment Banking Agreement. (4)

10.10	Letter of Intent dated December 1, 2000 with Mark Smith. (5)

10.11	Option Agreement dated September 10, 2001 and Amendment dated October 10, 2001.(6)

10.12	Agreement and Plan of Reorganization with October Sun dated April 30, 2002.(7)

10.13	Joint Venture Agreement dated April 30, 2002, filed herewith.

10.14	Employment Agreement with Doug Cannaday effective May 6, 2002, filed herewith.

10.15	Exploration Agreement dated July 10, 2002, filed herewith.

21.1	Subsidiaries of the Registrant, filed herewith.

99.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

____________________________
(1)	Incorporated by reference from Form 10-SB, filed October 14, 1999.
(2)	Incorporated by reference from Form 10-SB/A No. 1, filed January 20, 2000.
(3)	Incorporated by reference from Form 10-KSB for the year ended April 30, 2000.
(4)	Incorporated by reference from Form 10-QSB for the period ended October 31, 2000.
(5)	Incorporated by reference from Form 10-QSB for the period ended January 1, 2001.
(6)	Incorporated by reference from Form-10QSB for the period ended October 31, 2001.
(7)	Incorporation by reference from Form 8-K dated May 10, 2002.

URANIUM POWER CORPORATION
(An Exploration Stage Company)

Consolidated Financial Statements
April 30, 2002 and 2001
(U.S. Dollars)

      INDEX                                                            Page
      -----                                                            ----

      Report of Independent Chartered Accountants                      F-1

      Consolidated Financial Statements

      Consolidated Balance Sheets                                      F-2

      Consolidated Statements of Operations                            F-3

      Consolidated Statements of Stockholders' Equity (Deficiency)     F-4

      Consolidated Statements of Cash Flows                            F-5

      Notes to Consolidated Financial Statements                       F-6 - F-18

REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

TO THE SHAREHOLDERS AND DIRECTORS OF URANIUM POWER CORPORATION

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Uranium Power Corporation (An Exploration Stage Company) as at April 30, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the three years ended April 30, 2002, 2001 and 2000 and the cumulative totals for the exploration stage operations from April 3, 1998 (inception) through April 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements presents fairly, in all material respects, the consolidated financial position of the Company as at April 30, 2002 and 2001 and the consolidated results of its operations and cash flows for each of the three years ended April 30, 2002, 2001 and 2000 and the cumulative totals for the exploration stage operations from April 3, 1998 (inception) through April 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has no revenues and limited capital which together raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Smythe Ratcliffe”

Chartered Accountants

Vancouver, Canada
August 12, 2002

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
April 30
(U.S. Dollars)

                                                                      2002           2001
                                                                      ----           ----
Assets

Current
  Cash .......................................................   $    37,154    $         0
  Accounts receivable ........................................         6,271            742
                                                                   ---------      ---------
Total Current Assets .........................................        43,425            742
Properties (notes 4 and 6) ...................................       747,171         34,142
Investment in Uranium Holdings Corporation (note 6(d)) .......           815            815
                                                                   ---------      ---------
Total Assets .................................................   $   791,411    $    35,699
                                                                   =========      =========
Liabilities

Current
  Cheques issued in excess of funds on deposit ...............   $         0    $    13,853
  Accounts payable ...........................................        72,073         37,950
                                                                   ---------      ---------
Total Current Liabilities ....................................        72,073         51,803
Due to Uranium Holdings Corporation ..........................        16,856         32,618
Due to Related Parties (note 10) .............................       444,956              0
                                                                   ---------      ---------
Total Liabilities ............................................       533,885         84,421
                                                                   ---------      ---------
Stockholders' Equity (Deficiency)
Capital Stock
  Authorized
    40,000,000 Common stock with a par value of $0.001 each
    10,000,000 Preferred stock with a par value of $0.001 each
  Issued
    12,024,500 Common stock (2001 - 7,047,500) ...............        11,985          7,048
Subscriptions Received (note 9) ..............................       112,500              0
Treasury Stock (note 9)
    23,000 Common stock (2001 - 23,000) ......................           (23)           (23)
Additional Paid-in Capital ...................................     1,149,988        608,725
Deficit Accumulated During Exploration Stage .................    (1,020,714)      (668,006)
Other Comprehensive Income ...................................         3,790          3,534
                                                                   ---------      ---------
Total Stockholders' Equity (Deficiency) ......................       257,526        (48,722)
                                                                   ---------      ---------
Total Liabilities and Stockholders' Equity ...................   $   791,411    $    35,699
                                                                   =========      =========
Commitments (note 14)

See notes to consolidated financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations
(U.S. Dollars)

                                                                                   From
                                                                                Inception on
                                                                               April 3, 1998
                                               Year Ended April 30,               Through
                                         ---------------------------------        April 30,
                                         2002          2001           2000          2002
                                         ----          ----           ----     -------------
Expenditures
  Management fee ...............   $    90,410    $    24,614    $         0    $   115,024
  Advertising and promotion ....        78,703              0          5,237        113,840
  Consulting ...................        77,600         60,000              0        137,600
  Travel .......................        30,456              0            236         48,601
  Professional fees ............        18,657         15,306         34,256         86,951
  Transfer agent fee ...........        11,087          1,583          1,532         14,853
  Rent .........................         5,589          7,438          6,513         20,415
  Office .......................         5,512          3,338         (2,787)        11,936
  Interest and bank charges ....           553              0              0            553
  Equity loss from investment ..             0         19,713              0         19,713
  Incorporation cost written off             0              0              0            700
  Exploration costs ............             0          4,864        274,727        416,387
  Write-off of exploration
    property ...................        34,141              0              0         34,141
                                   -----------    -----------    -----------    -----------

Net Loss for Period ............   $  (352,708)   $  (136,856)   $  (319,714)   $(1,020,714)
                                   ===========    ===========    ===========    ===========

Net Loss Per Share .............   $     (0.04)   $     (0.02)   $     (0.05)
                                   ===========    ===========    ===========

Weighted Average Number
  of Shares Outstanding ........     7,481,354      7,016,925      6,467,149
                                   ===========    ===========    ===========

See notes to consolidated financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficiency)
April 30, 2002
(U.S. Dollars)

                                     Common Stock                Treasury Stock
                                -----------------------       ---------------------
                                Shares        Par Value       Shares      Par Value
                                ------        ---------       ------      ---------
Common stock issued on
  inception for assets ....    6,000,000    $    6,000             0    $        0
Net Loss ..................            0             0             0             0
                              ----------    ----------    ----------    ----------
Balance, April 30, 1998 ...    6,000,000         6,000             0             0
Common stock issued
  For subscriptions .......    1,000,000         1,000             0             0
  For resource properties .      200,000           200             0             0
Share issue costs .........            0             0             0             0
Net loss ..................            0             0             0             0
Common stock returned to
  Treasury for cancellation     (922,500)         (922)            0             0
                              ----------    ----------    ----------    ----------
Balance April 30, 1999 ....    6,277,500         6,278             0             0
Common stock issued for
  cash ....................      600,000           600             0             0
Common stock issued for
  finder's fee ............       50,000            50             0             0
Treasury stock (note 8) ...            0             0       (23,000)          (23)
Share issue costs .........            0             0             0             0
Net loss ..................            0             0             0             0
                              ----------    ----------    ----------    ----------
Balance, April 30, 2000 ...    6,927,500         6,928       (23,000)          (23)
Common stock issued for
  Financial services ......      120,000           120             0             0
Other comprehensive
  income ..................            0             0             0             0
Net Loss ..................            0             0             0             0
                              ----------    ----------    ----------    ----------
Balance, April 30, 2001 ...    7,047,500    $    7,048       (23,000)   $      (23)
Common stock issued for
  cash ....................      987,000           987             0             0
Subscriptions received ....            0             0             0             0
Stock option compensation
  expense .................            0             0             0             0
Other comprehensive
  income ..................            0             0             0             0
Common stock deemed to
  be issued (note 2) ......    3,950,000         3,950             0             0
Warrants granted on
  purchase (note 2) .......            0             0             0             0
Net loss ..................            0             0             0             0
                              ----------    ----------    ----------    ----------
Balance, April 30, 2002 ...   11,984,500    $   11,985      (23,000)    $      (23)
                              ==========    ==========    ==========    ==========
                                                                          Deficit
                                                                        Accumulated    Total
                              Additional                    Other       During the  Stockholders'
                                Paid-In    Subscriptions Comprehensive  Exploration    Equity
                                Capital      Received       Income         Stage    (Deficiency)
                              ----------   ------------- -------------  ----------- -------------
Common Stock Issued on
  Inception for Assets ....   $   91,834    $        0   $        0   $        0   $    97,834
Net Loss ..................            0             0            0         (700)         (700)
                              ----------    ----------   ----------   ----------    ----------
Balance, April 30, 1998 ...       91,834             0            0         (700)       97,134
Common stock issued
  For subscriptions .......      606,005             0            0            0       607,005
  For resource properties .      137,131             0            0            0       137,331
Share issue costs .........      (15,586)            0            0            0       (15,586)
Net loss ..................            0             0            0     (210,736)     (210,736)
Common stock returned to
  treasury for cancellation     (554,700)            0            0            0      (555,622)
                              ----------    ----------   ----------   ----------    ----------
Balance April 30, 1999 ....      264,684             0            0     (211,436)       59,526
Common stock issued for
  cash ....................      299,400             0            0            0       300,000
Common stock issued for
  finder's fee ............       24,950             0            0            0        25,000
Treasury stock (note 8) ...      (15,189)            0            0            0       (15,212)
Share issue costs .........      (25,000)                         0            0       (25,000)
Net loss ..................            0             0            0     (319,714)     (319,714)
                              ----------    ----------   ----------   ----------    ----------
Balance, April 30, 2000 ...      548,845             0            0     (531,150)       24,600
Common Stock Issued for
  Financial Services ......       59,880             0            0            0        60,000
Other Comprehensive
  Income ..................            0             4        3,534            0         3,534
Net Loss ..................            0             0            0     (136,856)     (136,856)
                              ----------    ----------   ----------   ----------    ----------

Balance, April 30, 2001 ...   $  608,725    $        0   $    3,534   $ (668,006)   $  (48,722)
Common stock issued for
  cash ....................      220,113             0            0            0       221,100
Subscriptions received ....            0       112,500            0            0       112,500
Stock option compensation
  expense .................       77,600             0            0            0        77,600
Other comprehensive
  income ..................            0             0          256            0           256
Common stock deemed to
  be issued (note 2) ......      193,550             0            0            0       197,500
Warrants granted on
  purchase (note 2) .......       50,000             0            0            0        50,000
Net loss ..................            0             0            0     (352,708)     (352,708)
                              ----------    ----------   ----------  -----------    ----------
Balance, April 30, 2002 ...   $1,149,988    $  112,500   $    3,790  $(1,020,714)   $  257,526
                              ==========    ==========   ==========  ===========    ==========

See notes to consolidated financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(U.S. Dollars)

                                                                                               From
                                                                                           Inception on
                                                             Year Ended April 30,          April 4, 1998
                                                    -----------------------------------       Through
                                                    2002           2001          2000      April 30, 2002
                                                    ----           ----          ----      -------------
Operating Activities
  Net loss .................................   $  (352,708)   $  (136,856)   $  (319,714)   $(1,020,714)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities
      Compensation expense .................        77,600              0              0         77,600
      Exploration costs acquired for shares              0              0              0        137,331
      Equity loss from investment ..........             0         19,713              0         19,713
      Financial services acquired for shares             0         60,000              0         60,000
      Write-down of exploration property ...        34,141              0              0         34,141
                                               -----------    -----------    -----------    -----------
                                                  (240,967)       (57,143)      (319,714)      (691,929)
                                               -----------    -----------    -----------    -----------
Changes In Non-Cash Working Capital
  Accounts receivable ......................        (5,529)         4,124         (4,866)        (6,271)
  Accounts payable .........................        34,123         (2,692)        76,490        110,940
                                               -----------    -----------    -----------    -----------
                                                    28,594          1,432         71,624        104,669
                                               -----------    -----------    -----------    -----------
Cash Used in Operating Activities ..........      (212,373)       (55,711)      (248,090)      (587,260)
                                               -----------    -----------    -----------    -----------
Investing Activity
  Property acquisition .....................      (499,670)             0         (9,141)      (508,811)
Financing Activities
  Issuance of shares for cash ..............       221,100              0        300,000        610,921
  Common stock returned to treasury ........             0              0        (15,212)       (15,212)
  Share issue costs ........................             0              0        (25,000)       (40,586)
  Advances from Uranium Holdings Corp. .....       (15,762)        32,618              0         16,856
  Advances from related parties ............       444,956              0              0        444,956
  Subscriptions received ...................       112,500              0              0        112,500
  Cheques issued in excess of
    funds on deposit .......................       (13,853)        13,853              0              0
                                               -----------    -----------    -----------    -----------
Cash Provided by Financing Activities ......       748,941         46,471        259,788      1,129,435
                                               -----------    -----------    -----------    -----------
Foreign Currency Translation ...............           256          3,534              0          3,790
                                               -----------    -----------    -----------    -----------
Inflow (Outflow) of Cash ...................        37,154         (5,706)         2,557         37,154
Cash, Beginning of Period ..................             0          5,706          3,149              0
                                               -----------    -----------    -----------    -----------
Cash, End of Period ........................   $    37,154    $         0    $     5,706    $    37,154
                                               ===========    ===========    ===========    ===========
Non-Cash Financing Activities
  Common stock deemed to be issued
    for properties .........................   $   197,500    $         0    $         0    $   432,665
  Warrants granted on purchase
    of properties ..........................        50,000              0              0         50,000
  Common stock issued for
    services ...............................             0         60,000         25,000         85,000
                                               ===========    ===========    ===========    ===========

See notes to consolidated financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2002, 2001 and 2000 and Period From April 3, 1998 (Inception) Through April 30, 2002
(U.S. Dollars)

1.         ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated on April 3, 1998 under the laws of the State of Colorado. The Company is in the exploration stage as defined in statement No. 7 of the Financial Accounting Standards Board. The principal business activity is the exploration and development of natural resource properties principally in Canada.

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Anhydride Petroleum (USA), Inc. (“Anhydride USA”) and Anhydride USA’s wholly owned subsidiary Anhydride Petroleum (Canada) Inc. (“Anhydride Canada”) acquired April 30, 2002 (note 2).

2.        ACQUISITION OF ASSETS

On April 30, 2002, the Company entered into and consummated the transactions contemplated by an Agreement and Plan of Reorganization (the “Merger Agreement”), whereby Anhydride USA, a Colorado corporation, a wholly owned subsidiary of October Sun, a Nevada corporation (“October Sun”) was merged with and into a wholly owned subsidiary of the Company. Upon consummation of the Merger Agreement, Anhydride USA, the surviving corporation of the merger, became a wholly owned subsidiary of the Company and Anhydride Canada, its wholly owned subsidiary, became an indirect subsidiary of the Company, in exchange for the issuance of (a) 3,950,000 shares of common stock of the Company (b) a warrant to purchase 500,000 shares of common stock at an exercise price of $0.01 per share, upon successful completion of certain petroleum wells (note 8), expiring April 30, 2003; which was cancelled and replaced with a warrant to a different party for 600,000 shares on similar terms; and (c) a demand promissory note in the principal amount of $100,000 (note 10). As per the Merger Agreement, the 3,950,000 shares were deemed to have been issued on April 30, 2002 (note 6(e)(b)(iii)).

In addition to the shares, warrants, and demand promissory note issued to October Sun, as a condition of closing of the Merger Agreement, the Company (a) issued to third parties a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.01 per share, expiring July 25, 2003; (b) issued under the 2000 Stock Option Plan, options to purchase 500,000 shares of the common stock at an exercise price of $0.27 per share, expiring August 21, 2006; (c) committed to pay up to $60,000 in costs in connection with the completion or abandonment of certain petroleum wells (note 6(e)), and agreed to pay $60,000 (CDN $100,000) to a third party upon successful completion of a petroleum well.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2002, 2001 and 2000 and Period From April 3, 1998 (Inception) Through April 30, 2002
(U.S. Dollars)

2.        ACQUISITION OF ASSETS (Continued)

As of April 30, 2002, the Company acquired 100% of Anhydride USA. The acquisition has been accounted for using the purchase method of accounting for business combinations. Assets of the acquired entity are more fully described in note 6(e). For the purpose of acquisition, the common stock and warrants were valued at $0.05 per share. The net assets acquired were as follows:

     Current assets                                                       $   1,587
     Other assets - property                                                237,601
     ______________________________________________________________________________
                                                                            239,188
     Total liabilities                                                     (326,256)
     ______________________________________________________________________________
     Net assets (liabilities) acquired                                      (87,068)
     Consideration paid:
       Common stock                                          $197,500
       Warrants                                                50,000
       Note payable                                           100,000       347,500
     ______________________________________________________________________________
     Excess of consideration paid over net (liabilities) assets
       acquired, allocated to the acquisition cost of property            $(434,568)
     ==============================================================================

5.         GOING CONCERN

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

The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has accumulated stockholder’s equity of $257,526. These factors raise substantial doubt about the Company’s ability to continue as a going-concern and is dependent on its ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of these matters cannot be predicted. These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2002, 2001 and 2000 and Period From April 3, 1998 (Inception) Through April 30, 2002
(U.S. Dollars)

4.        REALIZATION OF ASSETS

The investment in resource properties comprises a significant portion of the Company’s assets. Recovery of the carrying value of the investment in resource properties is dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete the exploration and development, the attainment of future profitable production or the disposition of the properties for proceeds in excess of their carrying value.

5.         SIGNIFICANT ACCOUNTING POLICIES

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

Gains and losses arising from this translation of foreign currency are included in other comprehensive income as a separate component of stockholders’ equity (deficiency).

(d) Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income arising from foreign currency translation.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2002, 2001 and 2000 and Period From April 3, 1998 (Inception) Through April 30, 2002
(U.S. Dollars)

5.         SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2002, 2001 and 2000 and Period From April 3, 1998 (Inception) Through April 30, 2002
(U.S. Dollars)

6.         PROPERTIES

                                                          Hocking      Northern
                                            Athabasca     Lake and       Mining
                                Firebag        Oil       Henday Lake    District
                                Prospect    Prospect     Properties   Saskatchewan    Total
                               ---------    ---------    -----------  ------------    -----
                              (note 6(f))  (note 6(e))   (note 6(a))   (note 6(c))
    Balance,
      April 30, 2000                $0           $0      $59,459         $34,141     $93,600
    Transferred to
      Uranium Holdings
      Corporation                    0            0      (59,458)              0     (59,458)
                               -------     --------      -------         -------     -------
    Balance, April 30, 2001          0            0            1          34,141      34,142
    Acquisition of property     26,769      720,401            0               0     747,170
    Write-off of exploration
      Property                       0            0            0         (34,141)    (34,141)
                               -------     --------      -------         -------     -------
    Balance, April 30, 2002    $26,769     $720,401           $1              $0    $747,171
                               =======     ========      =======         =======    ========
(a) Hocking Lake Property and Henday Lake Property

By agreement dated April 13, 1998, the Company acquired all the assets of Athabasca Uranium Syndicate (a British Columbia, Canada syndicate) which consisted of cash and the Hocking Lake Property and Henday Lake Property. These properties were acquired in 1997 by the syndicate for $59,459 (CDN - $82,270) and are reflected in the financial statements at the sellers’ historical cost as the sellers are the controlling stockholders.

Consideration given to the members of the syndicate was 6,000,000 common stock of the Company at a par value of $0.001 each. The cost of the assets acquired totalled $97,834.

The Henday Lake Property was transferred to Uranium Holdings Corporation in December 2000 (note 6(d)). As of April 30, 2002 all claims related to the Hocking Lake Property had lapsed.

(b) Saskatchewan Uranium Properties

By agreement dated December 16, 1998, the Company has options to acquire a 100% interest in 11 mining claims in Saskatchewan, Canada, upon incurring cumulative expenditures of approximately $338,000 (CDN - $500,000) by May 31, 2000 as amended and an additional approximate $1,712,000 (CDN - $2,500,000) by December 31, 2002. The optioner can earn back a 35% interest by incurring cumulative expenditures of not less than approximately $2,054,000 (CDN - $3,000,000) before December 31, 2006. A royalty is payable at 2% of gross value (as defined) of production if the optioner does not earn back the 35% interest.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2002, 2001 and 2000 and Period From April 3, 1998 (Inception) Through April 30, 2002
(U.S. Dollars)

6.         PROPERTIES (Continued)

By an agreement dated March 24, 1999, between the Company and Pacific Amber Resources Ltd. (“Pacific”), the latter will earn a 50% interest in the Saskatchewan Uranium Properties and all of the Company’s rights, licences and permits pertinent thereto held for the specific use and enjoyment thereof by completing the initial program and incurring $325,000 (CDN - $500,000) in expenditures on or before December 31, 1999, as amended. A total of approximately $324,000 (CDN - $498,250) was incurred as of April 30, 2000. In return, the Company issued the optionee 200,000 common stock at a deemed value of $0.65 each.

All exploration costs incurred on these properties have been expensed as incurred resulting in no recognition of an asset on the balance sheet. As a result of this policy, the transfer of a 50% interest to Pacific resulted in no gain or loss as there were no proceeds from the disposition. Additionally, the Company’s issuance of 200,000 shares to Pacific was expensed as exploration costs when incurred.

As of April 30, 2002, three claims related to these properties remain in good standing.

(c) Northern mining property

By agreement dated July 29, 1998 (subsequently extended to July 1, 2000) the Company acquired a 100% interest in a mining claim in Northern Mining District, Saskatchewan by issuing 50,000 free trading common stock as a finder’s fee to an unrelated party and paying CDN $13,375 to the vendor of the property. The vendor has the right to receive $0.35 per pound of the uranium minerals mined from the claim if the price is $18.00 per pound or less, $0.50 per pound where the price is $18.00 per pound or more, or a 3% net smelter royalty if other minerals are mined from the claims.

The transaction was accounted for valuing the common stock issued at $25,000 plus the seller’s historical cost of $9,141 (CDN - $13,375).

As of April 30, 2002, the Company’s claim on this property had lapsed and the property was written off.

(d) Uranium Holdings Corporation

Pursuant to a letter of intent dated December 1, 2000 with one of its stockholders, the Company transferred all its rights to the Henday Lake Property to a newly formed company, Uranium Holdings Corporation (“UHC”), a Nevada Corporation, in exchange for $131,183 (CDN - $199,713) to be spent on the Henday Lake Property and 20% of the equity of UHC.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2002, 2001 and 2000 and Period From April 3, 1998 (Inception) Through April 30, 2002
(U.S. Dollars)

6.         PROPERTIES (Continued)

As part of the agreement, the Company executed a note in favour of UHC for $38,005 (CDN - $58,376). The note is non-interest bearing and payable on demand upon the closure of the sale of controlling interest in the Company to a third party, or at such time as the Company acquires funds from another source.

The Company will continue to hold a 20% interest in the claims transferred to UHC regardless of the equity issued subsequent to the incorporation of UHC. The Company shall have a carried interest in the claims until such time as a total of $163,334 (CDN - $250,000) inclusive of the $94,080 (CDN - $144,000) required for the first work program has been expended. As of April 30, 2002, $145,084 had been spent on the property.

Subsequent to such expenditure, the Company shall retain the right to participate on the same basis as the investors in future expenditure programs on a pro-rata basis. Should the Company not provide the requested funds within 30 days of written demand, the Company’s 20% interest shall be reduced in such manner as may reasonably be negotiated between the parties.

(e) Athabaska Oil Prospect

(a)	During the year ended April 30, 2002, the Company signed an Option Agreement with October Sun to purchase all the issued and outstanding shares in the capital stock of Anhydride Canada owned by October Sun. Anhydride Canada owns certain petroleum and natural gas parcels and rights in the Province of Alberta, Canada. Consideration was as follows:

(i)	payment of $75,000 (paid);

(ii)	issue of transferrable share purchase warrants (issued) for 1,000,000 shares of the Company at $0.01 per share exercisable on or before July 25, 2003 to third parties;

(iii)	commit to pay all costs to a maximum of $60,000 for completion or abandonment of an existing well that Anhydride Canada had the rights to explore; and

(iv)	issue options to third parties, entitling 500,000 shares of common stock of the Company, to be purchased at $0.27 per share, until August 21, 2006.

(b)	The Company completed the following to exercise the option:

(i)	delivered $100,000 by way of demand promissory note to October Sun (note 10);

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2002, 2001 and 2000 and Period From April 3, 1998 (Inception) Through April 30, 2002
(U.S. Dollars)

6.         PROPERTIES (Continued)

(ii)	assumed the obligations of Anhydride Canada of a promissory note of $192,700 (CDN - $300,000) and a bonus of $64,230 (CDN - $100,000) to the lenders; (this obligation has been paid off in full);

(iii)	deemed to be issued to the private company or assigns 3,950,000 shares at a deemed price of $0.001 per share; and

(iv)	granted October Sun a transferable warrant to subscribe for 500,000 shares at $0.01 per share for a one year period following the successful test of the initial well. This warrant was cancelled and replaced by one for 600,000 shares on similar terms to a third party (note 8).

The acquisition of the Athabaska Oil Prospect was accomplished through the consummation of a reverse triangular merger completed April 30, 2002 (note 2).

The Athabasca Prospect is located adjacent to the city of Fort McMurray, which is located in the northeast part of the Province of Alberta. Canada. The prospect is comprised of four Alberta petroleum and natural gas licenses covering 97 sections of land (62,080 acres). Three of the licenses were acquired by Anhydride Canada directly from the Government of the Province of Alberta and pertain to petroleum and natural gas below the Woodbend formation. Separately Anhydride Canada holds the right to earn an interest in another license, covering one section of land below the base of Precambrian formation, which contains a suspended well (the “7-32 Well”). This right is subject to the Company beginning a $156,250 (CDN $250,000) testing program on the 7-32 Well on or before September 15, 2002.

The Company holds a 46.53% to 52.86% working interest after payout in the Athabasca Prospect, subject to the 9.5% gross overriding royalty and government royalties, and may be increased if certain elections that other interest holders have are not exercised. These interests may also be reduced pursuant to interests earned by the Limited Partnership (note 13).

(f) Firebag Prospect

The Firebag Prospect is located roughly 85 kilometres northeast of the town of Fort McMurray in the Province of Alberta and is comprised of two Alberta petroleum and natural gas licenses (below base of Woodbend formation) amounting to 31 sections of land.

The Company holds a 63.28% to 64.84% working interest after payout in the Firebag Prospect, subject to the 9.5% gross overriding royalty and government royalties, and may be increased if certain elections that other interest holders have are not exercised. These interests may also be reduced pursuant to interests earned by the Limited Partnership (note 13).

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2002, 2001 and 2000 and Period From April 3, 1998 (Inception) Through April 30, 2002
(U.S. Dollars)

6.         PROPERTIES (Continued)

The total acquisition cost of the Athabasca Oil Prospect and Firebag Prospect was allocated as follows:

                                                             Athabasca
                                                 Firebag         Oil
                                                 Prospect     Prospect       Total
                                                 --------    ----------      -----
      Initial cash payment                            $0       $75,000      $75,000
      Assumption of Anhydride Canada
        obligations                               26,769       210,834      237,603
      Excess of consideration paid
        over net assets acquired                       0       434,568      434,568
                                                  ------       -------      -------
                                                 $26,769      $720,402     $747,171
                                                  ======       =======      =======

7.        STOCK OPTION PLAN

The Company has adopted an incentive and a nonstatutory stock option plan effective August 31, 1999 whereby up to 1,200,000 shares of common stock may be optioned and sold up to August 31, 2019 or until sooner terminated. Incentive options granted will have an exercise price of not less than 100% of fair market value (as defined) per share on the date of grant. Options may be granted for a term of up to ten years except incentive options granted to persons owning more than 10% of the combined voting stock of all classes, in which case the term is five years. The Company has granted 1,050,000 options to acquire that same number of shares at $0.27 per share until August 21, 2006 and 150,000 options to acquire the same number of shares at $0.50 per share until March 31, 2003.

(i)	The following table summarizes the Company's stock option activity for the period:

                                                              Weighted
                                               Exercise       Average
                                 Number          Price        Exercise
                               of Shares       Per Share       Price

   Balance, April 30, 2000
     and 2001                          0              $ 0.00    $ 0.00
   Granted during year         1,200,000    $ 0.27 to $ 0.50      0.30
                               ---------     ---------------     -----
   Balance, April 30, 2002     1,200,000    $ 0.27 to $ 0.50    $ 0.30
                               =========     ===============     =====

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2002, 2001 and 2000 and Period From April 3, 1998 (Inception) Through April 30, 2002
(U.S. Dollars)

7.        STOCK OPTION PLAN

(ii)	The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $Nil was recognized as wages expense for the year ended April 30, 2002 (April 30, 2001 - $Nil). Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option - pricing model, the pro-forma effect on the Company’s net loss and per share amounts would have been as follows:
             Net loss, as reported                 $(352,708)
             Net loss, pro-forma                   $(376,958)
             Net loss per share, as reported         $ (0.04)
             Net loss per share, pro-forma           $ (0.04)
During the year ended April 30, 2002, 800,000 options were granted to consultants. These options were accounted for using the Black-Scholes option-pricing model, which resulted in consulting expenses totalling $77,600.

The fair value of each option grant is calculated using the following weighted average assumption:
             Expected life (years)                     5
             Interest rate                          5.00%
             Volatility                            30.09%
             Dividend yield                         0.00%

8.        WARRANTS

During the year the Company issued 1,000,000 warrants at $0.01 per share, to acquire the same number of shares before July 25, 2003.

The Company also issued 600,000 warrants at $0.01 per share, to acquire the same number of shares. The exercise of the warrants is subject to a successful well being drilled on either the Athabasca or Firebag prospects and expire on the earlier of one year following the successful completion of a well and August 30, 2004. A successful well is defined as a well that continually produces commercial quantities of petroleum substances for a period of not less than 30 consecutive days.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2002, 2001 and 2000 and Period From April 3, 1998 (Inception) Through April 30, 2002
(U.S. Dollars)

9.        COMMON STOCK

Treasury stock

During the year ended April 30, 2000 the Company purchased 23,000 shares of its common stock from the original owners who had acquired the shares prior to April 30, 2000 in a private placement. The common stock was purchased for the same amount as the proceeds from original issue.

Subscriptions received

The Company received $150,000 in share subscriptions pertaining to a private placement of 1,500,000 shares at $0.10 per share of which 375,000 shares have been issued to April 30, 2002 for net subscriptions received at April 30, 2002 of $112,500.

10.        RELATED PARTY TRANSACTIONS

The following non-arm’s length transactions occurred with parties who are directors and stockholders of the Company.

(a)	Acquisition of assets of Athabasca Uranium Syndicate (note 6(a)) in exchange for 6,000,000 common stock.

(b)	Agreement with Pacific Amber Resources Ltd. (note 6(b)) and issuance of 200,000 common stock under the agreement.

(c)	Option to acquire an interest in a mining claim from a minority stockholder who is an officer and director (note 6(c)).

(d)	During the year ended April 30, 2002, the Company paid management fees of $Nil (April 30, 2001 - $24,614) to a company controlled by a director and officer of the Company.

(e)	During the year ended April 30, 2002, the Company received advances of $14,612 (CDN $22,920) from a company controlled by a director and officer of the Company. The advances are non-interest bearing and has no set terms of repayment.

(f)	During the year ended April 30, 2002, the Company was charged management fees of $90,410 (April 30,2001 - $Nil) by October Sun, from whom the Company acquired Anhydride USA (note 2).

United Corporate Advisors (“UCA”) is related to the Company by way of common directors. As of April 30, 2002, $134,093 (2001 - $Nil) was owed to UCA. Following the completion of the Merger Agreement (note 2), October Sun is related to the Company by way of significant influence. As of April 30, 2002, $310,863 (2001 - $Nil) was owed to October Sun, with no interest or stated terms of repayment. Included in the amount of $310,863 is $100,000 due in the form a promissory note.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2002, 2001 and 2000 and Period From April 3, 1998 (Inception) Through April 30, 2002
(U.S. Dollars)

11.        COMPREHENSIVE LOSS

                                                2002          2001         2000

      Net loss                              $(352,708)    $(136,856)    $319,714
      Other comprehensive income                  256         3,534            0
                                             --------      --------      -------
                                            $(352,451)    $(133,322)    $319,714
                                             ========      ========      =======

12.        INCOME TAXES

A deferred tax asset stemming from the Company’s net operating loss carry forward, has been reduced by a valuation account to $Nil due to uncertainties regarding the utilization of the deferred assets. At April 30, 2002, the Company has available a net operating loss carry forward of approximately $767,300 (2001 - $329,000) which it may use to offset future United States federal taxable income. The net operating loss carry forward if not utilized, will begin to expire in 2017.

13.        SUBSEQUENT EVENTS

Farmout Agreements

Subsequent to April 30, 2002, the Company entered into two Farmout Agreements (the “Farmout Agreements”) with Anhydride Petroleum Limited Partnership (the “Limited Partnership”) one in respect of each of the Athabasca Prospect and the Firebag Prospect, on essentially the same terms. The Limited Partnership is currently made up of only the initial Limited Partner and one General Partner. Under the terms of the Farmout Agreements the Limited Partnership will earn a 1% working interest in a Prospect for each $34,615 (Cdn.$54,000) incurred in exploration expenditures on that Prospect, up to a maximum of a combined 25% working interest, both before and after payout, subject to royalty interests. Anhydride Canada is the operator under each of the Farmout Agreements.

Under the terms of each of the Farmout Agreements, following earn-in of an interest, including a fractional interest, in a Prospect, the Limited Partnership will be entitled to approve all further work carried out on the Prospect, which consent may be unreasonably withheld.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2002, 2001 and 2000 and Period From April 3, 1998 (Inception) Through April 30, 2002
(U.S. Dollars)

13.        SUBSEQUENT EVENTS (Continued)

Under the Farmout Agreements, the Limited Partnership agreed to grant the Company a call option under which the Company may purchase the working interests earned by the Limited Partnership in the Prospects in consideration of paying a predetermined purchase amount. The purchase amount comprises a base amount and a performance amount where the base amount is equal to 130% of the incurred earn-in expenditures of the Partnership paid in shares of the Company with such shares valued at the average five day closing price at the time the call option is exercised. The shares to be issued by the Company will be restricted securities in the United States and be subject to resale restrictions in the United States and Canada. Under the terms of the call option, however, the Company has granted the Partnership certain registration rights, under which the Company will file a registration statement with the Securities and Exchange Commission (the “SEC”) in the United States registering the shares for sale. The performance amount is dependent on whether the Company complies with the obligations to file a registration statement with the SEC. The performance amount will initially be $Nil. For every 90-day period following the exercise of the call option that expires without a registration statement being filed, the performance amount is increased by 20% of the incurred earn-in expenditures of the Partnership paid-in shares of the Company. For every 45-day period that expires without the Company responding to comments on the registration statement from the SEC, the Performance Agreement will include an additional 20% of the incurred earn-in expenditures of the Partnership paid-in shares of the Company. The Performance Amount will be paid, as earned, in shares of the Company with such shares valued at the average five day closing price at the time the respective performance amount is earned. On the sooner of the registration statement becoming effective or the shares issued on exercise of the call option otherwise becoming free of resale restrictions, the Performance Amount shall cease to accrue and no further shares of the Company will be payable.

If prior to the call option exercise the Limited Partnership has transferred its exploration activities to a wholly-owned corporation (a “Subsidiary”), the call option remains in effect notwithstanding the assignment to the Subsidiary. Alternatively, the Limited Partnership and the Company and Anhydride Canada may negotiate for the purchase of the shares of the Subsidiary by the Company or Anhydride Canada. Neither Anhydride Canada nor the Limited Partnership is obligated to initiate, enter into or conclude any negotiations respecting the acquisition of the Subsidiary by the Company or Anhydride Canada.

As consideration for granting of the call option in respect of the working interests in the Prospects, the Company has agreed to issue 1,500,000 transferable warrants to the Limited Partnership whereby it may acquire up to 750,000 common shares exercisable at a price of $0.50 per share for a period of one year ending July 11, 2003. The warrants will vest in proportion to the working interest earned in the Athabasca Prospect and Firebag Prospects,, warrants to acquire 30,000 common shares of the Company will vest and be immediately exercisable. The shares issued on exercise of the warrants will be subject to resale restrictions.

14.        COMMITMENTS

Anhydride Canada has committed to pay $60,000 ($100,000 CDN) to Anhydride Oil Corporation upon successful completion of a well, as defined in note 8.

During the period, the Company committed itself to issue options to acquire up to 400,000 and 200,000 common shares at the lesser of $0.35 or the market value when issued to an officer and a director/officer, respectively. To date, these shares have not been issued.