Form 10QSB
period 2002-07-31
URANIUM POWER CORP
filed 2002-09-16
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 2002 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ____________________.

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

(604) 685-8355
(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No  [  ]

The number of shares outstanding of the issuer’s classes of common equity, as of August 23, 2002 is 12,024,500 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):     Yes  [  ]     No  [X]

URANIUM POWER CORPORATION
(An Exploration Stage Company)

Consolidated Financial Statements
For The Three Months Ended July 31, 2002
(Unaudited - Prepared by Management)
(U.S. Dollars)

                                        INDEX                                         Page
                                        -----                                         ----

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements                                                    3

              Consolidated Balance Sheets (U.S. Dollars) as of July 31, 2002
              (UNAUDITED) and April 30, 2002                                             3

              Consolidated Statements of Operations (U.S. Dollars)
              for the three months ended July 31, 2002 (UNAUDITED) and 2001              4

              Consolidated Statements of Stockholders' Equity (Deficiency)
              (U.S. Dollars) for the three months ended July 31, 2002 (UNAUDITED)
              and year ended April 30, 2002                                              5

              Consolidated Statements of Cash Flows for the three months
              ended July 31, 2002 and 2001                                               6

              Notes to Consolidated Financial Statements                                 7

         Item 2. Management's Discussion and Analysis of Financial
                  Conditions and Plan of Operations                                     16

PART II. OTHER INFORMATION

         Item 2. Recent Sales of Unregistered Securities                                21

         Item 5. Other Information                                                      21

         Item 6. Exhibits and Reports on Form 8-K                                       21

         Signatures                                                                     22

         Certifications                                                                 23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
For The Three Months Ended July 31, 2002 and April 30, 2002
(Unaudited - Prepared by Management)
(U.S. Dollars)

                                                                      July 31,     April 30,
                                                                        2002         2002
                                                                     ----------    --------
                                                                     (unaudited)  (audited)

                                     ASSETS

Current
  Cash ...........................................................   $  29,147    $  37,154
  Accounts Receivable ............................................       3,964        6,271
  Due from Anhydride Petroleum Limited Partnership ...............      19,181         --
                                                                     ---------    ---------
                                                                        52,292       43,425
Properties (note 4) ..............................................     803,963      747,171
Investment in Uranium Holdings Corporation (note 4) ..............         815          815
                                                                     ---------    ---------
                                                                     $ 857,070    $ 791,411
                                                                     =========    =========

                                  LIABILITIES

Current
  Accounts Payable ...............................................  $  180,297    $  72,073
Due to Uranium Holdings Corporation ..............................       7,825       16,856
Due to Related Parties (note 8) ..................................     529,104      444,956
                                                                     ---------    ---------
                                                                       717,226      533,885
                                                                     ---------    ---------

                              STOCKHOLDERS' EQUITY

Capital Stock
  Authorized
    40,000,000 Common stock with a par value of $0.001 each
    10,000,000 Preferred stock with a par value of $0.001 each
  Issued
     12,024,500 Common stock (note 7) ............................      12,025       11,985
Subscriptions Received (note 9) ..................................     112,500      112,500
Treasury Stock (note 7) 23,000 Common stock ......................         (23)         (23)
Additional Paid-in Capital .......................................   1,161,948    1,149,988
Deficit Accumulated During Exploration Stage .....................  (1,150,396)  (1,020,714)
Other Comprehensive Income .......................................       3,790        3,790
                                                                     ---------    ---------
                                                                       139,844      257,526
                                                                     ---------    ---------

                                                                     $ 857,070    $ 791,411
                                                                     =========    =========
Commitments (note 10)

See notes to consolidated financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations
Three Months Ended July 31, 2002 and 2001
(Unaudited - Prepared by Management)
(U.S. Dollars)

                                                                       From
                                                                   inception on
                                                                   April 3, 1998
                                                                      through
                                     Three Months Ended July 31,      July 31,
                                          2002          2001           2002
                                          ----          ----       -------------

Expenditures
  Management Fee ...............   $    18,000    $       --     $   133,024
  Advertising and Promotion ....        48,959            --         162,799
  Consulting ...................           --             --         137,600
  Travel .......................        11,809            --          60,410
  Professional Fees ............        25,698            997        112,649
  Transfer Agent Fees ..........         1,635            395         16,488
  Rent .........................         1,459          1,548         21,874
  Office .......................         1,647            352         13,583
  Interest and Bank Charges ....            62            --             615
  Equity loss from investment ..           --             --          19,713
  Incorporation cost
    written off ................           --             --             700
  Exploration costs ............        20,413         54,014        436,800
  Write-off of Exploration
    Property ...................           --             --          34,141
                                   -----------    -----------    -----------
Net Loss for Period ............   $   129,682    $    57,306    $ 1,150,396
                                   ===========    ===========    ===========

Net Loss Per Share .............   $     (0.01)   $     (0.01)
                                   ===========    ===========

Weighted Average Number of
   Shares Outstanding ..........    12,000,587      7,047,500
                                   ===========    ===========

See notes to consolidated financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity (Deficiency) (U.S. Dollars)
For the Three Months Ended July 31, 2002 (unaudited) and Year Ended April 30,2002

                                                Common Stock           Treasury Stock        Additional
                                            --------------------    ---------------------      Paid-in
                                            Shares     Par Value    Shares      Par Value      Capital
                                            ------     ---------    ------      ---------    ----------

Balance, April 30,  2001 ..............   7,047,500       7,048     (23,000)         (23)     608,725

Common stock issued for cash ..........     987,000         987        --            --       220,113
Subscriptions received ................        --          --          --            --          --
Stock option comprehensive
  expense .............................        --          --          --            --        77,600
Other comprehensive income ............        --          --          --            --          --
Common stock deemed to be issued
  (note 2) ............................   3,950,000       3,950        --            --       193,550
Warrants granted on purchase (note 2)..        --          --          --            --        50,000
Net loss ..............................        --          --          --            --          --
                                         ----------   ---------   ---------    ---------    ---------
Balance, April 30, 2002 ...............  11,984,500      11,985     (23,000)         (23)   1,149,988

Common Shares issued for cash .........      40,000          40        --            --        11,960
Net loss ..............................        --          --          --            --          --
                                         ----------   ---------   ---------    ---------    ---------

Balance July 31, 2002 .................  12,024,500   $  12,025     (23,000)   $     (23)  $1,161,948
                                         ==========   =========   =========    =========    =========

                                                                       Deficit
                                                                     Accumulated    Total
                                                         Other       During the  Stockholders'
                                       Subscriptions  Comprehensive  Exploration    Equity
                                         Received        Income         Stage    (Deficiency)
                                       -------------  -------------  ----------- -------------

Balance, April 30,  2001 ..............        --         3,534    (668,006)     (48,722)

Common stock issued for cash ..........        --          --          --        221,100
Subscriptions received ................    112,500         --          --        112,500
Stock option comprehensive
  expense .............................        --          --          --         77,600
Other comprehensive income ............        --           256        --            256
Common stock deemed to be issued
  (note 2) ............................        --          --          --        197,500
Warrants granted on purchase (note 2)..        --          --          --         50,000
Net loss ..............................        --          --      (352,714)    (352,708)
                                         ----------   ---------   ---------    ---------
Balance, April 30, 2002 ...............     112,500       3,790  (1,020,720)     257,526

Common Shares issued for cash .........        --          --          --         12,000
Net loss ..............................        --          --      (129,682)    (129,682)
                                         ----------   ---------   ---------    ---------

Balance July 31, 2002 .................  $  112,500   $   3,790  (1,150,402)   $ 139,844
                                          =========   =========   =========    =========

See notes to consolidated financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (U.S. Dollars)
(Unaudited – Prepared by Management)

                                                                                        From
                                                                                    Inception on
                                                                                    April 3, 1998
                                               For the Three Months Ended July 31,    to July 31,
                                                       2002           2001               2002
                                                       ----           ----          -------------

Operating Activities
  Net loss ......................................   $(129,682)    $ (57,306)      $(1,150,396)
  Adjustments to reconcile net loss
  to net cash used in operating activities
    Compensation expenses .......................        --            --              77,600
    Exploration costs acquired for shares .......        --            --             137,331
    Equity loss from investment .................        --            --              19,713
    Financial services acquired for shares ......        --            --              60,000
    Write-down of exploration property ..........        --            --              34,141
Changes in Non-cash Working Capital
  Accounts Receivable ...........................     (16,874)         (202)          (23,145)
  Accounts Payable ..............................     108,224        38,850           219,164
                                                    ---------     ---------        ----------
                                                      (38,332)      (18,658)         (625,592)
                                                    ---------     ---------        ----------
Investing Activity
  Property acquisitions .........................     (56,792)         --            (565,603)
                                                    ---------     ---------        ---------
Financing Activities
  Issuance of shares for cash ...................      12,000          --             622,921
  Common stock returned to treasury .............        --            --             (15,212)
  Share issue costs .............................        --            --             (40,586)
  Advances for Uranium Holdings Corp ............      (9,031)         --               7,825
  Advances from related parties .................      84,148        33,270           529,104
  Subscriptions received ........................        --            --             112,500
                                                    ---------     ---------        ----------
                                                       87,117        33,270         1,216,552
                                                    ---------     ---------        ---------
Foreign Currency Translation ....................        --              14            3,790
                                                    ---------     ---------        ---------

Inflow (Outflow) of Cash ........................      (8,007)       14,626           29,147
Cash (cheques issued in excess of funds
   on deposit), Beginning of Period .............      37,154       (13,853)            --
                                                    ---------     ---------        ---------
Cash, End of Period .............................   $  29,147     $     773        $  29,147
                                                    =========     =========        =========
Non-Cash Financing Activities
  Common stock deemed to be issued
    for resource properties .....................   $    --       $    --          $ 432,665
                                                    =========     =========        =========
  Warrants granted on purchase of
    resource properties .........................   $    --       $    --          $  50,000
                                                    =========     =========        =========
  Common stock issued for services ..............   $    --       $    --          $  85,000
                                                    =========     =========        =========

See notes to consolidated financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Three Months Ended July 31, 2002
(Unaudited – Prepared by Management)

1.    BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited financial statements filed as part of the Company’s April 30, 2002 Form 10KSB.

In the opinion of the Company’s management, these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at July 31, 2002 and April 30, 2002 and the results of operations and the statement of cash flows for the three months ended July 31, 2002. The results of operations for the three months ended July 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Anhydride Petroleum (USA) Inc. (“Anhydride USA”) and Anhydride USA’s wholly owned subsidiary Anhydride Petroleum (Canada) Inc. (“Anhydride Canada”) acquired April 30, 2002.

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

The Company has minimal capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies, and has a stockholders’ equity of $139,844. These factors raise substantial doubt about the Company’s ability to continue as a going-concern and are dependent on its ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of these matters cannot be predicted. These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities, which might be necessary should the Company be unable to continue as a going concern.

3.    LOSS PER SHARE

Net loss per share computations is based on the weighted average number of shares outstanding during the period.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Three Months Ended July 31, 2002
(Unaudited – Prepared by Management)

4.    PROPERTIES

                                                          Hocking Lake and  Northern Mining
                               Firebag      Athabasca Oil   Henday Lake        District
                               Prospect        Prospect      Properties     Saskatchewan        Total
                             (note 4(f))     (note 4(e))    (note 4(a))
------------------------------------------------------------------------------------------------------
Balance April 30, 2001      $     --        $     --       $         1       $    34,141    $   34,142
Acquisition of property         26,769         720,401            --               --          747,170
Write-off exploration
   Property                       --              --              --             (34,141)      (34,141)
                             ---------       ---------       ---------        ----------     ---------
Balance April 30, 2002          26,769         720,401               1             --          747,171
Acquisition of Property           --            56,792            --               --           56,792
                             ---------       ---------       ---------        ----------     ---------
Balance July 31, 2002       $   26,769       $ 777,193     $         1       $     --       $  803,963
                             =========       =========       =========        ==========     =========
(a)	Hocking Lake Property and Henday Lake Property

By agreement dated April 13, 1998, the Company acquired all the assets of Athabasca Uranium Syndicate (a British Columbia, Canada syndicate), which consisted of cash and the Hocking Lake Property, and Henday Lake Property. These properties were acquired in 1997 by the syndicate for $59,459 (CDN - $82,270) and are reflected in the financial statements at the sellers’ historical cost, as the sellers are the controlling stockholders.

Consideration given to the members of the syndicate was 6,000,000 common stock of the Company at a par value of $0.001 each. The cost of the assets acquired totalled $97,834.

The Henday Lake Property was transferred to Uranium Holdings Corporation in December 2000 (note 6(d)). As of April 30, 2002 all claims related to the Hocking Lake Property had lapsed.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Three Months Ended July 31, 2002
(Unaudited – Prepared by Management)

4.    PROPERTIES (Continued)

(b)	Saskatchewan Uranium Property

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

All exploration costs incurred on these properties have been expensed as incurred resulting in no recognition of an asset on the balance sheet. As a result of this policy, the transfer of a 50% interest to Pacific resulted in no gain or loss, as there were no proceeds from the disposition. Additionally, the Company’s issuance of 200,000 shares to Pacific was expensed as exploration costs when incurred.

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

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Three Months Ended July 31, 2002
(Unaudited – Prepared by Management)

4.    PROPERTIES (Continued)

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

(e)	Athabasca Oil Project

(a)	During the year ended April 30, 2002, the Company signed an Option Agreement with October Sun, a Nevada Corporation (“October Sun) to purchase all the issued and outstanding shares in the capital stock of Anhydride Canada owned by October Sun. Anhydride Canada owns certain petroleum and natural gas parcels and rights in the Province of Alberta, Canada. Consideration was as follows:

(i)	payment of $75,000 (paid);

(ii)	issue of transferable share purchase warrants (issued) for 1,000,000 shares of the Company at $0.01 per share exercisable on or before July 25, 2003 to third parties;

(iii)	commit to pay all costs to a maximum of $60,000 for completion or abandonment of an existing well that Anhydride Canada had the rights to explore; and

(iv)	issue options to third parties, entitling 500,000 shares of common stock of the Company, to be purchased at $0.27 per share, until August 21, 2006 (issued).

(b)	The Company completed the following to exercise the option:

(i)	delivered $100,000 by way of demand promissory note to October Sun (note 8);

(ii)	assumed the obligations of Anhydride Canada of a promissory note of $192,700 (CDN - $300,000) and a bonus of $64,230 (CDN - $100,000) to the lenders; (this obligation has been paid off in full);

(iii)	deemed to be issued to the private company or assigns 3,950,000 shares;

(iv)	granted October Sun a transferable warrant to subscribe for 500,000 shares at $0.01 per share for a one year period following the successful test of the initial well. This warrant was cancelled and replaced by one for 600,000 shares on similar terms to a third party (note 6)

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Three Months Ended July 31, 2002
(Unaudited – Prepared by Management)

4.    PROPERTIES (Continued)

The Athabasca Prospect is located adjacent to the city of Fort McMurray, which is located in the northeast part of the Province of Alberta. Canada. The prospect is comprised of four Alberta petroleum and natural gas licenses covering 97 sections of land (62,080 acres). Three of the licenses were acquired by Anhydride Canada directly from the Government of the Province of Alberta and pertain to petroleum and natural gas below the Woodbend formation. Separately Anhydride Canada holds the right to earn an interest in another license, covering one section of land below the base of Precambrian formation, which contains a suspended well (the “7-32 Well”). This right is subject to the Company beginning a $156,250 (CDN $250,000) testing program on the 7-32 Well on or before September 30, 2002.

The Company holds a 46.53% to 52.86% working interest after payout in the Athabasca Prospect, subject to the 9.5% gross overriding royalty and government royalties, and may be increased if certain elections that other interest holders have are not exercised. These interests may also be reduced pursuant to interests under Farmout Agreements (note 9).

Included in accounts payable is $56,792 ($88,596 Cnd.) related to annual rental payments for the three licences held by Anhydride Canada which were paid subsequent period end.

(f)	Firebag Prospect

The Firebag Prospect is located roughly 85 kilometres northeast of the town of Fort McMurray in the Province of Alberta and is comprised of two Alberta petroleum and natural gas licenses (below base of Woodbend formation) amounting to 31 sections of land.

The Company holds a 63.28% to 64.84% working interest after payout in the Firebag Prospect, subject to the 9.5% gross overriding royalty and government royalties, and may be increased if certain elections that other interest holders have are not exercised. These interests may also be reduced pursuant to interests earned under Farmout Agreements (note 9).

5.    STOCK OPTION PLAN

The Company has adopted an incentive and a non-statutory stock option plan effective June 15, 2000 whereby up to 1,200,000 shares of common stock may be optioned. The stock option plan has not been adopted or ratified by stockholders. Incentive options granted will have an exercise price of not less than 100% of fair market value (as defined) per share on the date of grant. Incentive options may be granted for a period of ten years following the effective date of the plan, except incentive options granted to persons owning more than 10% of the combined voting stock of all classes, in which the case is five years and once granted, the options terminate ten years following the date of grant, with certain exceptions.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Three Months Ended July 31, 2002
(Unaudited – Prepared by Management)

5.    STOCK OPTION PLAN (Continued)

The Company has granted 1,200,000 options to acquire that same number of shares under the 2000 plan at $0.27 per share until August 21, 2006 and 150,000 options to acquire the same number of shares at $0.50 per share until March 31, 2003.

6.    WARRANTS

The Company has issued 1,000,000 warrants at $0.01 per share, to acquire the same number of shares before July 25, 2003.

The Company also issued 600,000 warrants at $0.01 per share, to acquire the same number of shares. The exercises of the warrants is subject to a successful well being drilled on either the Athabasca or Firebag prospects and expire on the earlier of one year following the successful completion of a well and August 30, 2004. A successful well is defined as a well that continually produces commercial quantities of petroleum substances for a period of not less than 30 consecutive days.

During the period the Company issued 1,500,000 transferable warrants whereby up to 750,000 common shares at a price of $0.50 per share for a period of one year ending July 11, 2003, maybe issued. These warrants are subject to certain conditions being met, see Farmout Agreements (note 9).

7.    COMMON STOCK

Issued

Included in the issued common stock of 12,024,500 are 3,950,000 common shares deemed to have been issued April 30, 2002 on the acquisition of the Athabasca Oil Project (note 4(c)).

Treasury stock

During the year ended April 30, 2000 the Company purchased 23,000 shares of its common stock from the original owners who had acquired the shares prior to April 30, 2000 in a private placement. The common stock was purchased for the same amount as the proceeds from original issue.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Three Months Ended July 31, 2002
(Unaudited – Prepared by Management)

7.    COMMON STOCK (Continued)

Subscriptions received

The Company received $150,000 in share subscriptions pertaining to a private placement of 1,500,000 shares at $0.10 per share of which 375,000 shares have been issued to April 30, 2002 for net subscriptions received at July 31, 2002 of $112,500.

8.    RELATED PARTY TRANSACTIONS

The following non-arm’s length transactions occurred with parties who are directors, officers and stockholders of the Company.

During the three months ended July 31, 2002, the Company was charged management fees of$18,000 by October Sun from whom the Company acquired Anhydride USA. October Sun is related to the Company by way of significant influence. As of July 31, 2002, $387,480 was owed to October Sun, with no interest or stated terms of repayment. Included in the amount of $387,480 is $100,000 due in the form a promissory note.

The Company also paid fees to an officer who is active in the Companies exploration program of $11,164 and fees of $4,760 to a director and officer which are included in advertising and promotion expenses.

United Corporate Advisors (“UCA”) is related to the Company by way of common directors. As of July 31, 2002, $134,093 was owed to UCA.

9.    FARMOUT AGREEMENTS

During the period, the Company entered into two Farmout Agreements (the “Farmout Agreements”) with Anhydride Petroleum Limited Partnership (the “Limited Partnership”) one in respect of each of the Athabasca Prospect and the Firebag Prospect, on essentially the same terms. The Limited Partnership is currently made up of only the initial Limited Partner and one General Partner. Under the terms of the Farmout Agreements the Limited Partnership will earn a 1% working interest in a Prospect for each $54,000 incurred in exploration expenditures on that Prospect, up to a maximum of a combined 25% working interest, both before and after payout, subject to royalty interests. Anhydride Canada is the operator under each of the Farmout Agreements.

Under the terms of each of the Farmout Agreements, following earn-in of an interest, including a fractional interest, in a Prospect, the Limited Partnership will be entitled to approve all further work carried out on the Prospect, which consent may be unreasonably withheld.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Three Months Ended July 31, 2002
(Unaudited – Prepared by Management)

9.    FARMOUT AGREEMENTS (Continued)

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

If prior to the call option exercise the Limited Partnership has transferred its exploration activities to a wholly owned corporation (a “Subsidiary”), the call option remains in effect notwithstanding the assignment to the Subsidiary. Alternatively, the Limited Partnership and the Company and Anhydride Canada may negotiate for the purchase of the shares of the Subsidiary by the Company or Anhydride Canada. Neither Anhydride Canada nor the Limited Partnership is obligated to initiate, enter into or conclude any negotiations respecting the acquisition of the Subsidiary by the Company or Anhydride Canada.

As consideration for granting of the call option in respect of the working interests in the Prospects, the Company has agreed to issue 1,500,000 transferable warrants to the Limited Partnership whereby it may acquire up to 750,000 common shares exercisable at a price of $0.50 per share for a period of one year ending July 11, 2003. The warrants will vest in proportion to the working interest earned in the Athabasca Prospect and Firebag Prospects, for each 1% working interest earned in a Prospect warrants to acquire 30,000 common shares of the Company will vest and be immediately exercisable. The shares issued on exercise of the warrants will be subject to resale restrictions.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Three Months Ended July 31, 2002
(Unaudited – Prepared by Management)

9.    FARMOUT AGREEMENTS (Continued)

To date no money has been received pursuant to the Farmout Agreements.

10. COMMITMENTS

Anhydride Canada has committed to pay $60,000 ($100,000 CDN) to Anhydride Oil Corporation upon successful completion of a well, as defined in note 6.

During the period the Company committed itself to issue options to acquire up to 400,000 and 200,000 common shares at the lesser of $0.35 or the then market when issued to and officer and director/officer respectively. To date these shares have not been issued.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial statements included herein, which are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information. All dollar amounts in the form are in U.S. dollars unless otherwise stated.

All payments to be made in the future have been expressed in United States dollars using an exchange rate of $1 U.S. = $1.56 Cdn.

Plans of Operations

As of the date of this Report, the operations of Uranium Power Corporation (the “Company”) have been speculative. The Company incurred a loss in the quarter ended July 31, 2002 of $129,682, and has not had revenues from its operations to date. The Company has been dependent, and continues to rely upon, loans from related parties and the sale of equity securities in order to fund its exploration activities. Its ability to continue its operations is dependent on the ability of the Company to continue to obtain financing.

During the year ended April 30, 2002, we entered the business of oil and gas exploration with management assessing the oil and gas exploration business and selecting and acquiring properties of interest near the City of Fort McMurray in the northeastern part of the Province of Alberta, Canada. Specifically, we acquired and currently hold potentially important interests in five Petroleum & Natural Gas Licenses (“P & NG Licenses”) issued by the Government of the Province of Alberta covering 127 sections of land (81,280 acres) below base of Woodbend formation and we are entitled to earn an interest in an additional P & NG License no. 5494040101 covering one additional section (640 acres) below base of the Precambrian formation (the “AOC License”) which includes an existing suspended well drilled during September - October 1994 and legally described as the AOC Granite 7-32-89-10 W4M well (the “7-32 Well”).

The Company continues to hold uranium interests, which are comprised of a 20% interest in a company known as Uranium Holdings Corporation, a Nevada corporation (“UHC”), which in turn owns two properties located in Saskatchewan known as the Henday and Hocking Lake Properties. We also have an option to acquire a 100% interest in a separate uranium property (the “Saskatchewan Uranium Property”).

During the three months ended July 31,2002 and over the next twelve months we have and plan to focus primarily on exploration and development of our oil and gas properties while maintaining our uranium properties.

Specifically, we plan to re-enter the 7-32 Well and, initially, conduct testing sufficient to determine whether the existing suspended well is capable of producing commercial quantities of petroleum substances. A program contemplating up to five separate tests has been engineered and designed by management and the Company’s consultants specifically for the 7-32 Well. The estimated cost to conduct the testing is $160,256 ($250,000 Cdn.) with completion costs estimated at an additional $64,103 ($100,000 Cdn.). This work is also necessary to meet our requirements to the AOC License vendor that require us to begin this testing on or before September 30, 2002.

Subject to starting the above noted testing program on the 7-32 Well on or before September 30, 2002, the Company has the right to earn an 81.25% working interest before payout reducing to a 52.859375% working interest after payout, subject to gross overriding royalties of 9.5% and government royalties less any interests earned by the Anhydride Petroleum Limited Partnership (see below), in the 7-32 well.

To fund the Company’s share of costs associated with the re-entry and testing of the existing 7-32 Well wellbore; rental costs associated with the five licenses; costs for additional seismic and other geologic study and costs for possible deepening of the 7-32 Well, the Company, entered into exploration agreements with the Limited Partnership, see below.

At this time there are no known oil and gas reserves in the Athabasca or Firebag Prospects. The current proposed work program should therefore, be regarded as high risk or a “wildcat” venture.

During the period the Company appointed Doug Cannaday as President to lead our oil and gas operations and established an office in Calgary, Alberta, Canada. Mr. Cannaday is under a month to month contract for $6,000 Canadian per month and the Company has committed itself to issue him 400,000 options from treasury to purchase that same number of shares at the lesser of $0.35 per share or the then market when issued. Over the past 25 years Mr. Cannaday has been an officer and director of public and private companies, including Morrisey Development Corporation, Artesian Oil & Gas Ltd., Artesian Petroleum Corporation, Seahawk Oil & Gas Ltd., Amador Resources Ltd. and Tod Mountain Resorts Ltd.

Also during the period the Company also appointed Michel David a director and executive vice-president of the Company. In the past Mr. David has been a director of Malartic Hygrade, Mirandor Inc., Sphinx Inc., Mimiska Inc., Link Mineral Ventures Inc. and Maymac Petroleum Inc. The Company has agreed to pay Mr. David $3,000 Canadian per month and the Company has committed itself to issue him 200,000 options from treasury to purchase that same number of shares at the lesser of $0.35 per share or the then market when issued.

Summary of Anhydride Petroleum Limited Partnership Exploration Agreements

During the period, the Company entered into two farmout agreements (the “Farmout Agreements”) with the Limited Partnership one in respect of each of the Athabasca Prospect and the Firebag Prospect, on essentially the same terms. Pursuant to these agreements the Limited Partnership has the right to expend up to $865,385 ($1,350,000 Cdn.) on the Athabasca and or Firebag Prospects. Under the terms of the Farmout Agreements the Limited Partnership will earn a 1% working interest in a Prospect for each $34,615 ($54,000 Cdn.) incurred in exploration and other approved expenditures on that Prospect, up to a combined maximum of a 25% working interest, both before and after payout, subject to a 9.5% gross overriding royalty and government royalties. API Canada is the operator under each of the Farmout Agreements.

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

Changes in Financial Condition

        Net loss for the three-month period ended July 31, 2002 was $129,682, or $0.01 per share, compared with a net loss of $57,306, or $0.01 per share, for the same period of 2001. During the three month period ended July 31, 2002, the Company was actively engaged in preliminary exploration work and fundraising related to its Athabasca project. The Company was relatively inactive in the corresponding period in 2001 and as a result, many of the operating expense items have shown an increase. Advertising and promotion expense has increased by $48,959 in the quarter ended July 31, 2002 from $0 in the corresponding quarter in 2001 and travel expense has increased by $11,809 in the quarter ended July 31, 2002 from $0 in the corresponding quarter in 2001. The Company has increased advertising, promotion and travel expenses in connection with developing and promoting its new business plan which now focuses on oil and gas production. Professional fees have increased from $997 in the quarter ended July 31, 2001 to $25,698 in the quarter ended July 31, 2002, which is primarily due to an increase in legal fees associated with increased SEC filings and additional legal work required on the Company’s joint venture agreements. In addition, management fees have increased by $18,000 in the quarter ended July 31, 2002 from $0 in the corresponding quarter in 2001, which is attributable to fees paid to October Sun from whom the Company acquired its subsidiary, Anhydride USA, Inc. The Company will continue to rely on funding from financing sources in order to proceed with its development activities. In order to maintain its joint venture agreement for the AOC License the Company must commence on or before September 30, 2002 a test program on the 7-32 Well costing approximately $160,256 ($250,000 Cdn.).

To finance this testing the Company has entered into exploration agreements with the Limited Partnership, however, if the Limited Partnership is unable or unwilling to fund the Company’s planned exploration the Company may risk losing the AOC License, the 7-32 Well and the five API Canada P & NG Licenses for failure to pay the annual rental amount. Subsequent, to July 31, 2002 the Company made annual rental payments of $56,792 ($88,596 Cdn.) on three of the five API Canada P & NG Licenses putting them in good standing until July 25, 2003. The funds for these payments were derived from a loan from United Corporate Advisors (UCA), which is related to the Company by way of a common director, Thornton Donaldson. The annual rentals on the remaining API Canada P & NG Licenses are due September 17, 2002 as to $8,041 ($12,544 Cdn.) and October 2, 2002 as to $9,764 ($15,232 Cdn.). The Company may have to consider joint ventures with other entities, seek additional equity funding and or sell some of its properties if the Limited Partnership funding is not available. It is also likely the Company will require additional financing beyond that to be provided by the Limited Partnership. There can be no assurance that other joint venture parties, additional equity funding or that buyers for its properties can be found.

We have no revenues, and our operating results, profitability and future rate of growth depend solely on our exploration activities and ability to raise further funding. We plan to fund future operations by way of joint venture agreements and or other forms of financing, including the public offering or private placement of equity or debt securities. However, we cannot assure you that joint venture partners, debt or equity financing will be available to us on acceptable terms to meet these requirements.

Due the lack of funding and change in focus it is not likely that the Company will meet the requirement to spend an additional $1,602,564 ($2,500,000 Cdn.) on its Saskatchewan Uranium Property by December 31, 2002. The Company intends to try to re-negotiate the terms of its agreement, however, no assurances can be made that the Company will be successful.

The Company pursuant to the terms of its agreement with Uranium Holdings Company must now participate on the same basis as other investors in future expenditure programs on a pro-rata basis or Company’s 20% interest will be reduced in such manner as may be reasonably negotiated between the parties. Due the lack of funding and change in focus it is not likely that the Company will meet these requirements and as such its interests may be reduced.

Forward-Looking Statements

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

PART II – OTHER INFORMATION

Item 2.    Recent Sales of Unregistered Securities

Effective May 6, 2002 the Company committed to issue options to acquire 400,000 shares of common stock to Doug Cannaday, President and a Director of the Company, for a period of three years at an exercise price equal to lesser of $0.35 and the market price when issued. The Company’s 2000 Stock Option Plan currently has no options available for issuance thereunder, and the Company is in the process of developing and approving a new stock option plan, under which these options will be granted. The options will be issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

Effective May 15, 2002 the Company committed to issue options to acquire 200,000 shares of common stock to Michel David, Executive Vice-President and a Director of the Company, for a period of two years at an exercise price equal to the lesser of $0.35 per share and the market price when issued. The Company’s 2000 Stock Option Plan currently has no options available for issuance thereunder, and the Company is in the process of developing and approving a new stock option plan, under which these options will be granted. The options will vest at the rate of 33% per month commencing May 15th, 2002 and are voided in the event of termination for cause unless previously exercised. The options will be issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

In connection with a private placement of shares of common stock of the Company at $0.30 per share to accredited investors only, the Company has accepted subscriptions in the amount of US $12,000 and issued 40,000 shares of the Company’s common stock on June 6, 2002. These shares were issued pursuant to an exemption under Regulation D and Section 4(2) of the Securities Act of 1933 to Coleman Morton, the purchaser. No commissions or finders fees were paid in connection with the transaction.

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

Item 5.    Other Information

During the three months ended July 31, 2002, the Company was charged management fees of $18,000 by October Sun from whom the Company acquired its subsidiary, Anhydride USA, Inc. As of July 31, 2002, $387,480 was owed to October Sun, with no interest or stated terms of repayment. Included in the amount of $387,480 is $100,000 due in the form of a promissory note.

The Company also paid management fees to Doug Cannaday, President and a Director of the Company who is active in the Company's exploration program of $11,164. Fees of $4,760 were paid to Michel David, Executive Vice President and a Director of the Company as advertising and promotion expenses.

United Corporate Advisors (UCA) is related to the Company by way of a common director, Thornton Donaldson. As of July 31, 2002, $134,093 was owed to UCA. The loan to UCA is non-interest bearing with no specific terms of repayment.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1 Articles of Incorporation.(1)
3.2         Bylaws.(1)
10.13     Joint Venture Agreement dated April 30, 2002.(2)
10.14     Employment Agreement with Doug Cannaday, effective May 6, 2002.(2)
10.15 Exploration Agreement dated July 10, 2002.(2)

_______________
(1)	Incorporated by reference from the Company’s Registration Statement on Form 10-SB, filed with the SEC on October 14, 1999.

(2)	Incorporated by reference from the Company’s Form 10-KSB for the period ended April 30, 2002, filed with the SEC on September 11, 2002.

(b)	Reports on Form 8-K:

During the quarter ended July 31, 2002, the Company filed one report on Form 8-K on May 15, 2002 reporting that on April 30, the Company entered into an Agreement and Plan of Reorganization whereby Anhydride Petroleum (USA), Inc., a Colorado corporation, and wholly owned subsidiary of October Sun, a Nevada corporation, was merged with and into a wholly owned subsidiary of the Company.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                       URANIUM POWER CORPORATION

Date: September 16, 2002                                                                               By:  /s/ Douglas W. Cannaday
                                                                                                                                 Douglas W. Cannaday, President

Date: September 16, 2002                                                                               By:  /s/ Thornton Donaldson
                                                                                                                                 Thornton Donaldson, Director and
                                                                                                                                 Acting Chief Financial Officer

§ 302 CERTIFICATION*

I, Douglas W. Cannaday, Chief Executive Officer, certify that:

        1. I have reviewed this quarterly report on Form 10-QSB of Uranium Power Corporation;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

        5. The registrant’s other certifying officers and I have indicated in this quarterly report] whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    September 16, 2002

           /s/   Douglas W. Cannaday
        Douglas W. Cannaday
        President and Chief Executive Officer

§ 302 CERTIFICATION*

I, Thornton Donaldson, acting Chief Financial Officer, certify that:

        1. I have reviewed this quarterly report on Form 10-QSB of Uranium Power Corporation;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

        5. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    September 16, 2002

           /s/   Thornton Donaldson
        Thornton Donaldson
        Acting Chief Financial Officer