Form 10QSB
period 2002-10-31
URANIUM POWER CORP
filed 2002-12-20
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2002 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ____________________.

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

(604) 685-8355
(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No  [  ]

The number of shares outstanding of the issuer’s classes of common equity, as of December 17, 2002 is 12,424,500 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):     Yes  [  ]     No  [X]

URANIUM POWER CORPORATION

                                        INDEX                                         Page
                                        -----                                         ----

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements                                                   3

              Consolidated Balance Sheets (U.S. Dollars) for the six months ended
              October 31, 2002 (UNAUDITED) and year ended April 30, 2002                3

              Consolidated Statements of Operations (U.S. Dollars)
              for the six months ended October 31, 2002  and 2001(UNAUDITED)            4

              Consolidated Statements of Stockholders' Equity (Deficiency)
              (U.S. Dollars) for the six months ended October 31, 2002
              (UNAUDITED) and year ended April 30, 2002                                 5

              Consolidated Statements of Cash Flows for the six months
              ended October 31, 2002 and 2001(UNAUDITED)                                6

              Notes to Consolidated Financial Statements                                7-16

         Item 2. Management's Discussion and Analysis of Financial
                  Conditions and Plans of Operations                                    17-20

         Item 3.  Controls and Procedures                                               21

PART II. OTHER INFORMATION

         Item 2. Changes in Securities; Recent Sales of Unregistered
                 Securities                                                             21-22

         Item 6.  Exhibits and Reports on Form 8-K                                      22

         Signatures                                                                     23

         Certifications                                                                 23-25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
For The Six Months Ended October 31, 2002
(Unaudited - Prepared by Management)
(U.S. Dollars)

                                                                     October 31,   April 30,
                                                                        2002         2002
                                                                     ----------    --------
                                                                     (UNAUDITED)  (AUDITED)

                                     ASSETS

Current
  Cash ...........................................................   $  33,850    $  37,154
  Accounts Receivable ............................................      19,635        6,271
  Due from Joint Venture Partners ................................     117,598         --
                                                                     ---------    ---------
                                                                       171,083       43,425
Properties (note 4) ..............................................     822,219      747,171
Investment in Uranium Holdings Corporation (note 4) ..............         815          815
                                                                     ---------    ---------
                                                                     $ 994,117    $ 791,411
                                                                     =========    =========

                                  LIABILITIES

Current
  Accounts Payable ...............................................  $  326,502    $  72,073
Due to Uranium Holdings Corporation ..............................      12,812       16,856
Due to Related Parties (note 8) ..................................     695,581      444,956
                                                                     ---------    ---------
                                                                     1,034,895      533,885
                                                                     ---------    ---------

                              STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital Stock
  Authorized
    40,000,000 Common stock with a par value of $0.001 each
    10,000,000 Preferred stock with a par value of $0.001 each
  Issued
     12,024,500 Common stock (note 7) ............................      12,025       11,985
Subscriptions Received (note 9) ..................................     112,500      112,500
Treasury Stock (note 7) 23,000 Common stock ......................         (23)         (23)
Additional Paid-in Capital .......................................   1,201,724    1,149,988
Deficit Accumulated During Exploration Stage .....................  (1,370,794)  (1,020,714)
Other Comprehensive Income .......................................       3,790        3,790
                                                                     ---------    ---------
                                                                       (40,778)     257,526
                                                                     ---------    ---------

                                                                     $ 994,117    $ 791,411
                                                                     =========    =========

See notes to consolidated financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations
For the Six Months Ended October 31, 2002 and 2001
(Unaudited - Prepared by Management)
(U.S. Dollars)

                                                                                                From
                                                                                            inception on
                                                                                            April 3, 1998
                                          Three months Ended           Six months Ended        through
                                             October 31,                  October 31,        October 31,
                                          2002          2001           2002          2001       2002
                                          ----          ----           ----          ----    -----------

Expenditures
  Management Fee ...............   $    18,000    $    36,410   $    36,000    $    36,410  $   133,024
  Advertising and Promotion ....        56,302         15,705       105,261         15,705      162,799
  Consulting ...................        39,776            --         39,776            --       137,600
  Travel .......................         4,128          5,128        15,937          5,128       60,410
  Professional Fees ............        76,677         16,376       102,375         17,372      112,649
  Transfer Agent Fees ..........         4,195          9,300         5,830          9,695       16,488
  Rent .........................         1,429          1,286         2,888          2,755       21,874
  Office .......................         5,747            272         7,394            704       13,583
  Interest and Bank Charges ....           233            --            295            --           615
  Equity loss from investment ..           --             --            --             --        19,713
  Incorporation cost
    written off ................           --             --            --             --           700
  Exploration costs ............        13,911        (27,855)       34,324         26,159      436,800
  Write-off of Exploration
    Property ...................           --             --            --             --        34,141
                                   -----------    -----------   -----------    -----------  -----------
Net Loss for Period ............   $   220,398    $    56,622   $   350,080    $   113,928  $ 1,150,396
                                   ===========    ===========   ===========    ===========  ===========

Net Loss Per Share .............   $     (0.02)   $     (0.01)  $     (0.03)   $     (0.01)
                                   ===========    ===========   ===========    ===========

Weighted Average Number of
   Shares Outstanding ..........    12,024,500      7,047,500    12,000,587      7,047,500
                                   ===========    ===========   ===========    ===========

See notes to consolidated financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity (Deficiency) (U.S. Dollars)
For the Six Months Ended October 31, 2002 (unaudited) and Year Ended April 30,2002

                                                Common Stock           Treasury Stock        Additional
                                            --------------------    ---------------------      Paid-in
                                            Shares     Par Value    Shares      Par Value      Capital
                                            ------     ---------    ------      ---------    ----------

Balance, April 30,  2001 ..............   7,047,500       7,048     (23,000)         (23)     608,725

Common stock issued for cash ..........     987,000         987        --            --       220,113
Subscriptions received ................        --          --          --            --          --
Stock option comprehensive
  expense .............................        --          --          --            --        77,600
Other comprehensive income ............        --          --          --            --          --
Common stock deemed to be issued
  (note 2) ............................   3,950,000       3,950        --            --       193,550
Warrants granted on purchase (note 2)..        --          --          --            --        50,000
Net loss ..............................        --          --          --            --          --
                                         ----------   ---------   ---------    ---------    ---------
Balance, April 30, 2002 ...............  11,984,500      11,985     (23,000)         (23)   1,149,988

Common Shares issued for cash .........      40,000          40        --            --        11,960
Stock option comprehensive
   expense ............................        --          --          --            --        39,776
Net loss ..............................        --          --          --            --          --
                                         ----------   ---------   ---------    ---------    ---------

Balance July 31, 2002
  and October 31, 2002 ................  12,024,500   $  12,025     (23,000)   $     (23)  $1,201,724
                                         ==========   =========   =========    =========    =========

                                                                       Deficit
                                                                     Accumulated    Total
                                                         Other       During the  Stockholders'
                                       Subscriptions  Comprehensive  Exploration    Equity
                                         Received        Income         Stage    (Deficiency)
                                       -------------  -------------  ----------- -------------

Balance, April 30,  2001 ..............        --         3,534    (668,006)     (48,722)

Common stock issued for cash ..........        --          --          --        221,100
Subscriptions received ................    112,500         --          --        112,500
Stock option comprehensive
  expense .............................        --          --          --         77,600
Other comprehensive income ............        --           256        --            256
Common stock deemed to be issued
  (note 2) ............................        --          --          --        197,500
Warrants granted on purchase (note 2)..        --          --          --         50,000
Net loss ..............................        --          --      (352,708)    (352,708)
                                         ----------   ---------   ---------    ---------
Balance, April 30, 2002 ...............     112,500       3,790  (1,020,714)     257,526

Common Shares issued for cash .........        --          --          --         12,000
Stock option comprehensive
   expense ............................        --          --          --         39,776
Net loss ..............................        --          --      (350,080)    (350,080)
                                         ----------   ---------   ---------    ---------

Balance July 31, 2002
  and October 31, 2002 ................  $  112,500   $   3,790  (1,370,794)   $ (40,778)
                                          =========   =========   =========    =========

See notes to consolidated financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (U.S. Dollars)
(Unaudited – Prepared by Management)

                                                                                         From
                                                                                     Inception on
                                                                                     April 3, 1998
                                               For the Six Months Ended October 31,  to October 31,
                                                       2002           2001               2002
                                                       ----           ----          -------------

Operating Activities
  Net loss ......................................   $(350,080)    $ (73,474)      $(1,331,018)
  Adjustments to reconcile net loss
  to net cash used in operating activities
    Compensation expenses .......................      39,776          --              77,600
    Exploration costs acquired for shares .......        --            --             137,331
    Equity loss from investment .................        --            --              19,713
    Financial services acquired for shares ......        --          60,000            60,000
    Write-down of exploration property ..........        --            --              34,141
Changes in Non-cash Working Capital
  Accounts Receivable ...........................    (130,962)        4,697          (137,233)
  Accounts Payable ..............................     254,429         1,661           365,369
                                                    ---------     ---------        ----------
                                                     (186,837)       (7,116)         (774,097)
                                                    ---------     ---------        ----------
Investing Activity
  Property acquisitions .........................     (75,048)         --            (583,859)
                                                    ---------     ---------        ---------
Financing Activities
  Issuance of shares for cash ...................      12,000          --             622,921
  Common stock returned to treasury .............        --            --             (15,212)
  Share issue costs .............................        --            --             (40,586)
  Advances for Uranium Holdings Corp ............      (4,044)         --              12,812
  Advances from related parties .................     250,625          --             695,581
  Subscriptions received ........................        --            --             112,500
                                                    ---------     ---------        ----------
                                                      258,581          --           1,388,016
                                                    ---------     ---------        ----------
Foreign Currency Translation ....................        --              88             3,790
                                                    ---------     ---------        ----------

Inflow (Outflow) of Cash ........................      (3,304)       (7,028)           33,850
Cash (cheques issued in excess of funds
   on deposit), Beginning of Period .............      37,154        (3,187)             --
                                                    ---------     ---------        ----------
Cash, End of Period .............................   $  33,850     $ (10,215)       $   33,850
                                                    =========     =========        ==========
Non-Cash Financing Activities
  Common stock deemed to be issued
    for resource properties .....................   $    --       $    --          $  432,665
                                                    =========     =========        ==========
  Warrants granted on purchase of
    resource properties .........................   $    --       $    --          $   50,000
                                                    =========     =========        ==========
  Common stock issued for services ..............   $    --       $    --          $   85,000
                                                    =========     =========        ==========

See notes to consolidated financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Six Months Ended October 31, 2002
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

In the opinion of the Company’s management, these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at October 31, 2002 and April 30, 2002 and the results of operations and the statement of cash flows for the six months ended October 31, 2002. The results of operations for the six months ended October 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year..

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

The Company has minimal capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies, and has a stockholders’ deficiency of $40,778. These factors raise substantial doubt about the Company’s ability to continue as a going-concern and are dependent on its ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of these matters cannot be predicted. These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities, which might be necessary should the Company be unable to continue as a going concern.

3.    LOSS PER SHARE

Net loss per share computations is based on the weighted average number of shares outstanding during the period.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Six Months Ended October 31, 2002
(Unaudited – Prepared by Management)

4.    PROPERTIES

                               Firebag      Athabasca Oil   Henday Lake        District
                               Prospect        Prospect      Properties     Saskatchewan        Total
                             (note 4(e))     (note 4(d))    (note 4(a))
------------------------------------------------------------------------------------------------------
Balance April 30, 2001      $     --        $     --       $         1       $    34,141    $   34,142
Acquisition of property         26,769         720,401            --               --          747,170
Write-off exploration
   Property                       --              --              --             (34,141)      (34,141)
                             ---------       ---------       ---------        ----------     ---------
Balance April 30, 2002          26,769         720,401               1             --          747,171
Acquisition of Property         18,176          56,872            --               --           75,048
                             ---------       ---------       ---------        ----------     ---------
Balance July 31, 2002       $   44,945       $ 777,273     $         1       $     --       $  822,219
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

The Henday Lake Property was transferred to Uranium Holdings Corporation in December 2000 (note 6(b)). As of April 30, 2002 all claims related to the Hocking Lake Property had lapsed.

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

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Six Months Ended October 31, 2002
(Unaudited – Prepared by Management)

4.    PROPERTIES (Continued)

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

As of October 31, 2002, three claims related to these properties remain in good standing.

(c)	Uranium Holdings Corporation

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

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Six Months Ended October 31, 2002
(Unaudited – Prepared by Management)

4.    PROPERTIES (Continued)

(d)	Athabasca Oil Project

(a)	During the year ended April 30, 2002, the Company signed an Option Agreement with October Sun, a Nevada Corporation (“October Sun) to purchase all the issued and outstanding shares in the capital stock of Anhydride Canada owned by October Sun. Anhydride Canada owns certain petroleum and natural gas parcels and rights in the Province of Alberta, Canada. Consideration was as follows:

(i)	payment of $75,000 (paid);

(ii)	issue of transferable share purchase warrants (issued) for 1,000,000 shares of the Company at $0.01 per share exercisable on or before July 25, 2003 to third parties;

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

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Six Months Ended October 31, 2002
(Unaudited – Prepared by Management)

4.    PROPERTIES (Continued)

The Athabasca Prospect is located adjacent to the city of Fort McMurray, which is located in the northeast part of the Province of Alberta, Canada. The prospect is comprised of four Alberta petroleum and natural gas licenses covering 97 sections of land (62,080 acres). Three of the licenses were acquired by Anhydride Canada directly from the Government of the Province of Alberta and pertain to petroleum and natural gas rights below the Woodbend formation. Separately Anhydride Canada holds the right to earn an interest in another license, covering one section of land below the base of Precambrian formation, which contains a suspended well (the “7-32 Well”). This right is subject to the Company beginning a $156,250 (CDN $250,000) testing program on the 7-32 Well on or before September 30, 2002, which was met during the period and the licence has been transferred to the Company.

As at April 30, 2002 the Company held a 46.53% to 52.86% working interest after payout in the Athabasca Prospect, subject to the 9.5% gross overriding royalty and government royalties, and may be increased if certain elections that other interest holders have are not exercised. These interests may also be reduced pursuant to interests under Farmout Agreements (note 9).

During the period the Company re-entered the 7-32 Well and spent a total of $253,046 to test six potential zones, which did not result in establishing a flow rate. The funding for this test program came from working interest holders as such has not been included in these financial statements. As a result of these expenditures the Company’s working interest after payout has been reduced by 5.39%.

(e)	Firebag Prospect

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

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Six Months Ended October 31, 2002
(Unaudited – Prepared by Management)

5.    STOCK OPTION PLAN

The Company has adopted an incentive and a non-statutory stock option plan effective June 15, 2000 whereby up to 1,200,000 shares of common stock may be optioned. The stock option plan has not been adopted or ratified by shareholders (the “2000 Plan”). Incentive options may be granted for a period of ten years following the effective date of the plan and once granted, the options terminate ten years following the date of grant, with certain exceptions. During the period the Company amended the plan so that it now allows for incentive stock options to be granted at less than 100% of fair market value (as defined) per share on the date of grant.

During the period the Company cancelled 150,000 of the options under the 2000 Plan. As at October 31, 2002 the Company had options outstanding to acquire 1,050,000 shares under the 2000 Plan at $0.27 per share until August 21, 2006.

The Company also issued an option, not under a plan, to a consultant to acquire up to 150,000 common shares at $0.27 per share until March 31, 2003.

The Company has adopted an incentive and a non-statutory stock option plan effective September 24, 2002 whereby up to 2,500,000 shares of common stock may be optioned. The stock option plan has not been adopted or ratified by shareholders (the “2002 Plan”). Incentive options may be granted at any price for a period of ten years following the effective date of the plan and once granted, the options terminate ten years following the date of grant, with certain exceptions. During the period the Company granted 1,915,000 options to acquire that number of shares at $0.25 per share to directors, officers and consultants that expire on May 15, 2004 as to 965,000 options, on May 6, 2005 as to 400,000 options and on May 30, 2005 as to 550,000 options.

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

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Six Months Ended October 31, 2002
(Unaudited – Prepared by Management)

6.    WARRANTS (Continued)

During the period the Company issued 1,500,000 transferable warrants whereby up to 750,000 common shares at a price of $0.50 per share for a period of one year ending July 11, 2003, may be issued. Subsequent to period end the Company agreed to amend the terms of these warrants whereby now up to 1,500,000 common shares at a price $0.25 per share may be issued. These warrants are subject to certain conditions being met, see Farmout Agreements (note 9). As at October 31, 2002 the amended number of common shares, which may be issued pursuant to these warrants, is 323,627 common shares.

7.    COMMON STOCK

Issued

Included in the issued common stock of 12,024,500 are 3,950,000 common shares deemed to have been issued April 30, 2002 on the acquisition of the Athabasca Oil Project (note 4(d)).

Treasury stock

During the year ended April 30, 2000 the Company purchased 23,000 shares of its common stock from the original owners who had acquired the shares prior to April 30, 2000 in a private placement. The common stock was purchased for the same amount as the proceeds from original issue.

Subscriptions received

The Company received $150,000 in share subscriptions pertaining to a private placement of 1,500,000 shares at $0.10 per share of which 375,000 shares have been issued to April 30, 2002 for net subscriptions received at July 31, 2002 of $112,500. Subsequent to period end an additional 400,000 shares were issued pursuant to these subscriptions.

8.    RELATED PARTY TRANSACTIONS

The following non-arm’s length transactions occurred with parties who are directors, officers and stockholders of the Company.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Six Months Ended October 31, 2002
(Unaudited – Prepared by Management)

8.    RELATED PARTY TRANSACTIONS (Continued)

During the six months ended October 31, 2002, the Company was charged management fees of $36,000 by October Sun from whom the Company acquired Anhydride USA. October Sun is related to the Company by way of significant influence. As of October 31, 2002, $488,913 was owed to October Sun. Of this balance $400,000 is covered by way of a convertible note which bears interest at 6% and may be converted into units at the lower of $0.25 per unit or the then market on the date of conversion until September 30, 2003. Each unit is to consist of one common share of the Company and a warrant to purchase an additional common share at 133% of the unit price for one year following the date of conversion. Any shares issued on conversion shall carry with them registration rights. The balances of funds owed are without interest or stated terms of repayment.

The Company also paid fees to an officer who is active in the Company’s exploration program of $22,600, of which $3,800 has been reimbursed to the Company by its Athabasca working interest holders. The Company also accrued fees of $10,478 to a director and officer, which are included in advertising and promotion expenses.

United Corporate Advisors (“UCA”) is related to the Company by way of common directors. As of October 31, 2002, $190,674 was owed to UCA. This balance is covered by way of a convertible note which bears interest at 6% and may be converted into units at the lower of $0.25 per unit or the then market on the date of conversion until September 30, 2003. Each unit is to consist of one common share of the Company and a warrant to purchase an additional common share at 133% of the unit price for one year following the date of conversion. Any shares issued on conversion shall carry with them registration rights.

9.    FARMOUT AGREEMENTS

During the period, the Company entered into two Farmout Agreements (the “Farmout Agreements”) with Anhydride Petroleum Limited Partnership (the “Limited Partnership”) one in respect of each of the Athabasca Prospect and the Firebag Prospect, on essentially the same terms. The Limited Partnership is currently made up of only the initial Limited Partner and one General Partner. Under the terms of the Farmout Agreements the Limited Partnership will earn a 1% working interest in a Prospect for each $54,000 Cnd incurred in exploration expenditures on that Prospect, up to a maximum of a combined 25% working interest, both before and after payout, subject to royalty interests. Anhydride Canada is the operator under each of the Farmout Agreements.

Under the terms of each of the Farmout Agreements, following earn-in of an interest, including a fractional interest, in a Prospect, the Limited Partnership will be entitled to approve all further work carried out on the Prospect, which consent may be unreasonably withheld.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Six Months Ended October 31, 2002
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

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Six Months Ended October 31, 2002
(Unaudited – Prepared by Management)

9.    FARMOUT AGREEMENTS (Continued)

As at October 31, 2002 the Limited Partnership committed to expenditures of $205,600 in expenditures related to the Athabasca exploration agreement, of which $99,500 is included in due from Joint Venture Partners (paid subsequently). After period end the Company amended the terms of the exploration agreements where by the number of shares to be issued pursuant to the warrants was increased to 1,500,000 and the price per share they are to issued at was lowered to $0.25 per share. The rate at which the Limited Partnership shall earn a 1% working interest was also increased to $60,000 Cnd from $54,000 Cnd. Based on the Limited Partnerships deemed expenditures of $205,600 as at October 31, 2002 they are entitled to a working interest after payout of 5.39% and warrants to acquire 323,627 common shares at $0.25 per share.

10. COMMITMENTS

Anhydride Canada has committed to pay $60,000 ($100,000 CDN) to Anhydride Oil Corporation upon successful completion of a well, as defined in note 6.

11. STOCK BASED COMPENSATION

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $Nil was recognized as wages expense for the period ended October 31, 2002. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option — pricing model, the pro-forma effect on the Company’s net loss and per share amounts would have been as follows:

Net loss, as reported $350,080 Net loss, pro-forma $487,295 Net loss per share, as reported $0.03 Net loss per share, pro-forma $0.04

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

Plans of Operations

As of the date of this Report, the operations of Uranium Power Corporation (the “Company”) have been speculative. The Company incurred a loss in the quarter ended October 31, 2002 of $220,398 and a loss of $350,080 for the six months then ended. The Company has not had revenues from its operations to date. Thus Company has been dependent, and continues to rely upon, loans from related parties, joint venture arrangements and the sale of equity securities in order to fund its exploration activities. Its ability to continue its operations is dependent on the ability of the Company to continue to obtain financing.

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

During the six months ended October 31,2002 we have focused and over the next twelve months we plan to continue to focus primarily on exploration and development of our oil and gas properties while maintaining our uranium properties.

Specifically, we re-entered the 7-32 Well and, initially, conducted testing sufficient to determine whether the existing suspended 7-32 Well was capable of producing commercial quantities of petroleum substances. A program conducted testing over six separate zones of the 7-32 Well. This plan was completed during the period at a cost of $253,046 which was paid for by our other working interest holders and Anhydride Petroleum Limited Partnership (see below). This work allowed the Company to meet its work requirements to the AOC vendor; however, it did not result in establishing a commercial flow rate of petroleum substances.

To fund the Company’s share of costs associated with the re-entry and testing of the existing 7-32 Well wellbore; rental costs associated with the six licenses; costs for additional seismic and other geologic study and costs for possible deepening of the 7-32 Well, the Company entered into exploration agreements with the Limited Partnership, see below.

Subject to starting the above noted testing program on the 7-32 Well the Company had the right to earn an 81.25% working interest before payout reducing to a 52.859375% working interest after payout, subject to gross overriding royalties of 9.5% and government royalties less any interests earned by the Anhydride Petroleum Limited Partnership (the “Limited Partnership”) in the 7-32 well. Pursuant to the amended terms of the Limited Partnership agreements the Limited Partnership by spending a total of $205,600 on exploration is entitled to earn a working interest after payout of 5.39% and warrants to acquire 323,627 common shares at $0.25 per share.

At this time there are no known oil and gas reserves in the Athabasca or Firebag Prospects. The current proposed work program should therefore, be regarded as high risk or a “wildcat” venture. The Company plans to further test the 7-32 Well by deepening it at a cost of approximately $450,000, which it plans to fund from its existing working interest holders, the Limited Partnership, loans from related parties, the sale of securities and the sale of further joint venture interests.

Summary of Anhydride Petroleum Limited Partnership Exploration Agreements

In July of 2002, the Company entered into two farmout agreements (the “Farmout Agreements”) with the Limited Partnership one in respect of each of the Athabasca Prospect and the Firebag Prospect, on essentially the same terms. Pursuant to these agreements the Limited Partnership has the right to expend up to $865,385 ($1,350,000 Cdn.) on the Athabasca and or Firebag Prospects. Under the terms of the Farmout Agreements the Limited Partnership will earn a 1% working interest in a Prospect for each $34,615 ($54,000 Cdn.) incurred in exploration and other approved expenditures on that Prospect, up to a combined maximum of a 25% working interest, both before and after payout, subject to a 9.5% gross overriding royalty and government royalties. API Canada is the operator under each of the Farmout Agreements.

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

Limited Partnership Warrants

As consideration for granting of the call option in respect of the working interests in the Prospects, the Company originally issued 1,500,000 transferable warrants to the Limited Partnership whereby it could acquire up to 750,000 common shares exercisable at a price of $0.50 per share for a period of one year ending July 11, 2003. The warrants vested in proportion to the working interest earned in the Prospects by the Limited Partnership. For each 1% working interest earned in a Prospect, warrants to acquire 30,000 common shares of the Company would vest and be immediately exercisable. The shares issued on exercise of the warrants will be subject to resale restrictions.

Amending Agreement

On November 1, 2002 the Company amended the terms of the exploration agreements whereby number of shares to be issued pursuant to the warrants was increased to 1,500,000 and the price per share they are to be issued at was lowered to $0.25 per share. The rate at which the Limited Partnership shall earn a 1% working interest was also increased to $60,000 Cnd from $54,000 Cnd. Based on the Limited Partnerships deemed expenditures of $205,600 as at October 31, 2002 they are entitled to a working interest after payout of 5.39% and warrants to acquire 323,627 common shares at $0.25 per share.

Changes in Financial Condition

Net loss for the three-month period ended October 31, 2002 was $310,304, or $0.03 per share, compared with a net loss of $113,928, or $0.01 per share, for the same period of 2001. During the six month period ended October 31, 2002, the Company was actively engaged in preliminary exploration work and fundraising related to its Athabasca project. The Company was relatively inactive in the corresponding period in 2001 and as a result, many of the operating expense items have shown an increase. The Company has increased advertising, promotion and travel expenses in connection with developing and promoting its new business plan, which now focuses on oil and gas production. Professional fees have increased is primarily due to an increase in legal fees associated with increased disclosure in SEC filings as a result in the change in business plan and additional legal work required on the Company’s joint venture agreements. The Company will continue to rely on funding from its existing working interest holders, the Limited Partnership, loans from related parties, the sale of securities and the sale of further joint venture interests in order to proceed with its development activities.

To finance the testing of the 7-32 Well the Company has entered into exploration agreements with the Limited Partnership, however, if the Limited Partnership is unable or unwilling to fund the Company’s planned exploration the Company may have to consider joint ventures with other entities, seek additional equity funding and or sell some of its properties if the Limited Partnership funding is not available. It is also likely the Company will require additional financing beyond that to be provided by the Limited Partnership. There can be no assurance that other joint venture parties, additional equity funding or that buyers for its properties can be found.

As at October 31,2002 the Company had received $695,581 in funding from related parties. During the six months ended October 31, 2002 the Company entered into convertible notes with October Sun, a Nevada Corporation as to $400,000 and United Corporate Advisors for $190,674 on similar terms. Each convertible note which bears interest at 6% and may be converted into units at the lower of $0.25 per unit or the then market on the date of conversion until September 30, 2003. Each unit is to consist of one common share of the Company and a warrant to purchase an additional common share at 133% of the unit price for one year following the date of conversion. Any shares issued on conversion shall carry with them registration rights. While the Company has relied heavily upon related party loans to fund its operations there is no assurance that these loans will be available in the future and or that the related parties may not call the loans where they are able.

We have no revenues, and our operating results, profitability and future rate of growth depend solely on our exploration activities and ability to raise further funding. We plan to fund future operations by way of joint venture agreements and or other forms of financing, including the public offering or private placement of equity or debt securities. However, there is no assurance that joint venture partners, debt or equity financing will be available to us on acceptable terms to meet these requirements.

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

Forward-Looking Statements

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of oil and natural gas prices, uncertainties in cash flow, expected acquisition benefits, production rates and reserve replacement, reserve estimates, drilling and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other matters, many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

Item 3.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subject to their evaluation.

PART II – OTHER INFORMATION

Item 2.    Changes in Securities and Recent Sales of Unregistered Securities

On September 24, 2002 the Company issued a convertible note to October Sun, a Nevada corporation in the principal amount of $400,000 and on the same date the Company issued a convertible note to United Corporate Advisors in the principal amount of $190,674. Each note bears interest at 6% per annum and may be converted into “Units” (defined below) at a price per share of the lower of: 1) $0.25 per Unit or 2) the market price of one share of the Company’s common stock on the date of conversion. Units consist of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock at a price per share equal to 133% of the conversion price of the Unit, for a period of one year following the date of such conversion. Any shares of common stock issued in connection with the conversion shall have registration rights. The notes were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 (the “Act”).

On September 24, 2002, the Company granted options under its 2002 Stock Option Plan to certain of its Directors, officers, employees and consultants in consideration for services rendered. All options were issued in reliance on the exemption from registration contained in Section 4(2) of the Act and were granted as follows:

     a. The Company issued to Doug Cannaday, CEO and Director of the Company, options to purchase 400,000 shares of common stock at a price per share of $0.25 until May 6, 2005.

     b. The Company issued to Michel David, Executive Vice President and Director of the Company, options to purchase 200,000 shares of common stock at a price per share of $0.25 until May 15, 2004.

     c. The Company issued to Terance Schorn, a consultant to the Company, options to purchase 25,000 shares of common stock at a price per share of $0.25 until May 15, 2004.

     d. The Company issued to George Orr, an employee of the Company, options to purchase 550,000 shares of common stock at a price per share of $0.25 until May 30, 2005.

     e. The Company issued to Todd Montgomery, a consultant to the Company, options to purchase 100,000 shares of common stock at a price per share of $0.25 until May 15, 2004.

     f. The Company issued to Thornton Donaldson, a Director of the Company, options to purchase 200,000 shares of common stock at a price per share of $0.25 until May 15, 2004.

     g. The Company issued to Joe Ovsenek, a consultant to the Company, options to purchase 30,000 shares of common stock at a price per share of $0.25 until May 15, 2004

     h. The Company issued to David Rose, a consultant to the Company, options to purchase 10,000 shares of common stock at a price per share of $0.25 until May 15, 2004.

     i. The Company issued to Tony Baldassare, a consultant to the Company, options to purchase 200,000 shares of common stock at a price per share of $0.25 until May 15, 2004.

     j. The Company issued to Frank Wright, a consultant to the Company, options to purchase 200,000 shares of common stock at a price per share of $0.25 until May 15, 2004.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1 Articles of Incorporation.(1)
3.2         Bylaws.(1)
10.16     2002 Stock Option Plan, adopted September 24, 2002. Filed herewith.
10.17 Amending Agreement for Athabasca and Firebag Prospects dated November 1, 2002. Filed herewith.

_______________
(1)	Incorporated by reference from the Company’s Registration Statement on Form 10-SB, filed with the SEC on October 14, 1999.

(b)	Reports on Form 8-K:

On May 15, 2002, the Company filed an 8-K reporting that on April 30, 2002, the Company entered into an Agreement and Plan of Reorganization whereby Anhydride Petroleum (USA), Inc., a Colorado corporation, and wholly owned subsidiary of October Sun, a Nevada corporation was merged with and into a wholly owned subsidiary of the Company. On December 12, 2002, the Company filed an amendment to the May 15, 2002 8-K to incorporate by reference the audited consolidated financial statements dated April 30, 2002 which satisfied the pro forma financial information that was required to be filed with the original 8-K.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                       URANIUM POWER CORPORATION

Date: December 19, 2002                                                                               By:  /s/ Douglas W. Cannaday
                                                                                                                                 Douglas W. Cannaday, President

Date: December 19, 2002                                                                               By:  /s/ Thornton Donaldson
                                                                                                                                 Thornton Donaldson, Director and
                                                                                                                                 Acting Chief Financial Officer

23

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

        4. The registrant’s other certifying officers and I:

        a) are responsible for establishing and maintaining internal controls;

        b) have designed such internal controls to ensure that material information relating to the issuer and its consolidated subsidiaries is made known to such officers by others within those entities, particularly during the period in which the periodic reports are being prepared;

        c) have evaluated the effectiveness of the issuer’s internal controls as of a date within 90 days prior to the report; and

        d) have presented in the report their conclusions about the effectiveness of their internal controls based on their evaluation as of that date.

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

Date:    December 19, 2002

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

        4. The registrant’s other certifying officers and I:

        a) are responsible for establishing and maintaining internal controls;

        b) have designed such internal controls to ensure that material information relating to the issuer and its consolidated subsidiaries is made known to such officers by others within those entities, particularly during the period in which the periodic reports are being prepared;

        c) have evaluated the effectiveness of the issuer’s internal controls as of a date within 90 days prior to the report; and

        d) have presented in the report their conclusions about the effectiveness of their internal controls based on their evaluation as of that date.

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

Date:    December 19, 2002

           /s/   Thornton Donaldson
        Thornton Donaldson
        Acting Chief Financial Officer