Form 10QSB
period 2003-01-31
URANIUM POWER CORP
filed 2003-03-24
CIK 1096791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________________ to ____________________.

           Commission File Number 0-27659

URANIUM POWER CORPORATION
(Exact name of small business issuer as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	None (I.R.S. Employer Identification No.)

206-475 Howe Street, Vancouver, British Columbia, Canada V6C 2B3
(Address of Principal Executive Offices)       (Zip Code)

Registrant's telephone number, including area code:     (604) 685-8355

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No  [  ]

The number of shares outstanding of the issuer’s classes of common equity, as of March 20, 2003 is 13,149,500 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):     Yes  [  ]     No  [X]

URANIUM POWER CORPORATION

Index

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (U.S. Dollars) for the nine months ended January 31, 2003 (UNAUDITED) and year ended April 30, 2002	3

Consolidated Statements of Operations (U.S. Dollars) for the nine months ended January 31, 2003 and 2002 (UNAUDITED)	4

Consolidated Statements of Stockholders’ Equity (Deficiency) (U.S. Dollars) for the nine months ended January 31, 2003 (UNAUDITED) and year ended April 30, 2002	5

Consolidated Statements of Cash Flows for the nine months ended January 31, 2003 and 2002 (UNAUDITED)	6

Notes to Consolidated Financial Statements	7-17

Item 2. Management’s Discussion and Analysis of Financial Conditions and Plans of Operations	18-22

Item 3. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 2. Changes in Securities; Recent Sales of Unregistered Securities	22-23

Item 6. Exhibits and Reports on Form 8-K	23

Signatures	24

Certifications	25-26

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets (U.S. Dollars)

	January 31, 2003 (UNAUDITED)	April 30, 2002 (AUDITED)
ASSETS
Current
Cash	$ 18,393	$ 37,154
Accounts Receivable	77,933	6,271
Prepaid exploration costs	25,263	--
Due from Joint Venture Partners	--	--

	121,589	43,425
Properties (note 4)	822,219	747,171
Investment in Uranium Holdings Corporation (note 4)	815	815

	$ 944,623	$ 791,411

LIABILITIES
Current
Accounts Payable	$ 746,414	$ 72,073
Due to Uranium Holdings Corporation	3,984	16,856
Due to Related Parties (note 8)	782,816	444,956

	1,533,214	533,885

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock
Authorized
40,000,000 Common stock with a par value of $0.001 each
10,000,000 Preferred stock with a par value of $0.001 each
Issued
12,989,860 Common stock (note 7)	12,990	11,985
Subscriptions Received (note 7)	15,962	112,500
Treasury Stock (note 7) 23,000 Common stock	(23)	(23)
Additional Paid-In Capital	1,297,295	1,149,988
Deficit Accumulated During Exploration Stage	(1,918,605)	(1,020,714)
Other Comprehensive Income	3,790	3,790

	(588,591)	257,526

	$ 944,623	$ 791,411

See notes to consolidated financial statements

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Consolidated Statement of Operations (U.S. Dollars)
For the nine months ended January 31, 2003 and 2002
(Unaudited – Prepared by Management)

	Three months Ended January 31, 2003 2002	Nine months Ended January 31, 2003 2002			From inception on April 3, 1998 through January 31, 2003
Expenditures
Management Fee	$ 18,000	$ 36,000	$ 54,000	$ 72,410	$ 169,024
Advertising and Promotion	67,059	(748)	172,320	14,957	286,160
Consulting	45,000	--	84,776	--	222,376
Travel	8,710	--	24,647	5,128	73,248
Professional Fees	26,234	--	128,609	17,372	215,560
Transfer Agent Fees	1,371	193	7,201	9,888	22,054
Rent	1,442	1,417	4,330	4,172	24,745
Office	1,522	1,705	8,916	2,409	20,852
Interest and Bank Charges	195	--	490	--	1,043
Equity loss from investment	--	--	--	--	19,713
Incorporation cost written off	--	--	--	--	700
Exploration costs	357,736	1,687	392,060	27,846	808,447
Foreign exchange	20,542	--	20,542	--	20,542
Write-off of Exploration Property	--	--	--	--	34,141

Net Loss for Period	$ 547,811	$ 40,254	$ 897,891	$ 154,182	$1,918,605

Net Loss Per Share	$ 0.04	$ 0.01	$ 0.07	$ 0.02

Weighted Average Number of
shares Outstanding	12,560,277	7,047,500	12,197,730	7,047,500

See notes to consolidated financial statements

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Consolidated Statement of of Stockholders’ Equity (Deficiency) (U.S. Dollars)
For the Nine Months Ended January 31, 2003 (unaudited) and Year Ended April 30,2002

	Common Stock Shares Par Value		Treasury Stock Shares Par Value		Additional Paid-In Capital	Subscriptions Received	Other Comprehensive Income	Deficit Accumulated During the Exploration Stage	Total Stockholders’ Equity (Deficiency)
Balance April 30, 2001	7,047,500	$ 7,048	(23,000)	$(23)	$ 608,725	$ --	$3,534	$ (668,006)	$(48,722)
Common stock issued for cash	987,000	987	--	--	220,113	--	--	--	221,100
Subscriptions received	--	--	--	--	--	112,500	--	--	112,500
Stock option comprehensive expense	--	--	--	--	77,600	--	--	--	77,600
Other comprehensive income	--	--	--	--	--	--	256	--	256
Common stock deemed to be issued
(note 2)	3,950,000	3,950	--	--	193,550	--	--	--	197,500
Warrants granted on purchase (note 2)	--	--	--	--	50,000	--	--	--	50,000
Net loss	--	--	--	--	--	--	--	(352,708)	(352,708)

Balance, April 30, 2002	11,984,500	11,985	(23,000)	(23)	1,149,988	112,500	3,790	(1,020,714)	257,526
Common Shares issued for cash	1,005,360	1,005	--	--	107,531	--	--	--	108,536
Subscriptions received	--	--	--	--	--	(96,538)	--	--	(96,538)
Stock option comprehensive expense	--	--	--	--	39,776	--	--	--	39,776
Net loss	--	--	--	--	--	--	--	(897,891)	(897,891)

Balance, January 31, 2002
and October 31, 2002	12,989,860	$12,990	(23,000)	$(23)	$1,297,295	$ 15,962	$3,790	$(1,918,605)	$(588,591)

See notes to consolidated financial statements

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Consolidated Statement of Cash Flows (U.S. Dollars)
(Unaudited – Prepared by Management)

	For the Nine Months Ended January 31, 2003 2002	From inception on April 3, 1998 to January 31, 2003
Operating Activities
Net loss	$(897,891)	$ (154,182)	$(1,918,605)
Adjustments to reconcile net loss to
net cash used in operating activities
Compensation expenses	39,776	--	117,379
Exploration costs acquired for shares	--	--	137,331
Equity loss from investment	--	--	19,713
Financial services acquired for shares	--	--	60,000
Write-down of exploration property	--	--	34,141
Changes in Non-cash Working Capital
Accounts Receivable	(96,925)	(4,910)	(103,196)
Accounts Payable	674,341	56,056	785,281

	(280,699)	(103,036)	(867,959)

Investing Activity
Property acquisition	(75,048)	(75,000)	(583,859)

Financing Activities
Issuance of shares for cash	108,536	37,500	719,457
Common stock returned to treasury	--	--	(15,212)
Share issue costs	--	--	(40,586)
Advances for Uranium Holdings Corp	(12,872)	(30,010)	3,984
Advances from related parties	337,860	71,209	782,816
Subscriptions received	(96,538)	112,500	15,962

	336,986	191,199	1,466,421

Foreign Currency Translation	--	2,074	3,790
Inflow (Outflow) of Cash	(18,761)	15,237	18,393
Cash (cheques issued in excess of funds
on deposit), Beginning of Period	37,154	(13,853)	--

Cash, End of Period	$ 18,393	$ 1,384	$ 18,393

Non-Cash Financing Activities
Common stock deemed to be issued
for resource properties	$ --	$ --	$ 432,665

Warrants granted on purchase of
resource properties	$ --	$ --	$ 50,000

Common stock issued for services	$ --	$ --	$ 85,000

See notes to consolidated financial statements

URANIUM POWER CORPORATION
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Nine Months Ended January 31, 2003
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

In the opinion of the Company’s management, these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at January 31, 2003 and April 30, 2002 and the results of operations and the statement of cash flows for the nine months ended January 31, 2003. The results of operations for the nine months ended January 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The Company has minimal capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies, and has a stockholders’ deficiency of $588,591. These factors raise substantial doubt about the Company’s ability to continue as a going-concern and are dependent on its ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of these matters cannot be predicted. These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities, which might be necessary should the Company be unable to continue as a going concern.

3. LOSS PER SHARE

     Net loss per share computations are based on the weighted average number of shares outstanding during the period.

URANIUM POWER CORPORATION
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Nine Months Ended January 31, 2003
(Unaudited – Prepared by Management)

4. PROPERTIES

	Firebag Prospect (note 4(e))	Athabasca Oil Prospect note 4(d)	Henday Lake Properties (note 4(a))	District Saskatchewan	Total
Balance April 30, 2001	$ --	$ --	$ 1	$ 34,141	$ 34,142
Acquisition of property	26,769	720,401	--	--	747,170
Write-off exploration
Property	--	--	--	(34,141)	(34,141)

Balance April 30, 2002	26,769	720,401	1	--	747,171
Acquisition of Property	18,176	56,872	--	--	75,048

Balance January 31, 2003	$44,945	$777,273	$ 1	$ --	$ 822,219

   (a) Hocking Lake Property and Henday Lake Property

By agreement dated April 13, 1998, the Company acquired all the assets of Athabasca Uranium Syndicate (a British Columbia, Canada syndicate), which consisted of cash and the Hocking Lake Property, and Henday Lake Property. These properties were acquired in 1997 by the syndicate for $59,459 (CDN — $82,270) and are reflected in the financial statements at the sellers’ historical cost, as the sellers are the controlling stockholders.

Consideration given to the members of the syndicate was 6,000,000 common stock of the Company at a par value of $0.001 each. The cost of the assets acquired totalled $97,834.

The Henday Lake Property was transferred to Uranium Holdings Corporation in December 2000 (note 6(b)). As of April 30, 2002 all claims related to the Hocking Lake Property had lapsed.

   (b) Saskatchewan Uranium Property

By agreement dated December 16, 1998, the Company acquired options to acquire a 100% interest in 11 mining claims in Saskatchewan, Canada, upon incurring cumulative expenditures of approximately $338,000 (CDN — $500,000) by May 31, 2000 as amended and an additional approximate $1,712,000 (CDN — $2,500,000) by December 31, 2002. The optioner can earn back a 35% interest by incurring cumulative expenditures of not less than approximately $2,054,000 (CDN — $3,000,000) before December 31, 2006. A royalty is payable at 2% of gross value (as defined) of production if the optioner does not earn back the 35% interest.

URANIUM POWER CORPORATION
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Nine Months Ended January 31, 2003
(Unaudited – Prepared by Management)

4. PROPERTIES (continued)

By an agreement dated March 24, 1999, between the Company and Pacific Amber Resources Ltd. (“Pacific”), the latter acquired the right to earn a 50% interest in the Saskatchewan Uranium Properties and all of the Company’s rights, licences and permits pertinent thereto held for the specific use and enjoyment thereof by completing the initial program and incurring $325,000 (CDN — $500,000) in expenditures on or before December 31, 1999, as amended. A total of approximately $324,000 (CDN — $498,250) was incurred as of April 30, 2000. In return, the Company issued the optionee 200,000 common stock at a deemed value of $0.65 per share.

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

As of December 31, 2002, three claims related to these properties remain in good standing, however the Company failed to make the property expenditures of approximately $1,712,000 (CDN — $2,500,000) or to renegotiate its agreement and the claims have reverted back to the optionor. The Company is still trying to renegotiate this agreement.

   (c) Uranium Holdings Corporation

Pursuant to a letter of intent dated December 1, 2000 with one of its stockholders, the Company transferred all its rights to the Henday Lake Property to a newly formed company, Uranium Holdings Corporation (“UHC”), a Nevada Corporation, in exchange for $131,183 (CDN — $199,713) to be spent on the Henday Lake Property and 20% of the equity of UHC.

As part of the agreement, the Company executed a note in favour of UHC for $38,005 (CDN — $58,376). The note is non-interest bearing and payable on demand upon the closure of the sale of controlling interest in the Company to a third party, or at such time as the Company acquires funds from another source.

The Company will continue to hold a 20% interest in the claims transferred to UHC regardless of the equity issued subsequent to the incorporation of UHC. The Company shall have a carried interest in the claims until such time as a total of $163,334 (CDN — $250,000) inclusive of the $94,080 (CDN — $144,000) required for the first work program has been expended. As of April 30, 2002, $145,084 had been spent on the property.

URANIUM POWER CORPORATION
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Nine Months Ended January 31, 2003
(Unaudited – Prepared by Management)

4. PROPERTIES (continued)

Subsequent to such expenditure, the Company shall retain the right to participate on the same basis as the investors in future expenditure programs on a pro-rata basis. Should the Company not provide the requested funds within 30 days of written demand, the Company’s 20% interest shall be reduced in such manner as may reasonably be negotiated between the parties.

   (d) Athabasca Oil Prospect

(a)

During the year ended April 30, 2002, the Company signed an Option Agreement with October Sun, a Nevada Corporation (“October Sun”) to purchase all the issued and outstanding shares in the capital stock of Anhydride Canada owned by October Sun. Anhydride Canada owns certain petroleum and natural gas parcels and rights in the Province of Alberta, Canada. Consideration was as follows:

i)	payment of $75,000 (paid);

ii)	issuance of transferable share purchase warrants (issued) for 1,000,000 shares of the Company at $0.01 per share exercisable on or before July 25, 2003 to third parties;

iii)	commit to pay all costs to a maximum of $60,000 for completion or abandonment of an existing well that Anhydride Canada had the rights to explore; and

iv)	issue options to third parties, entitling 500,000 shares of common stock of the Company, to be purchased at $0.27 per share, until August 21, 2006 (issued).

(b)	The Company completed the following to exercise the option:

(i)	delivered $100,000 by way of demand promissory note to October Sun (note 8);

(ii)	assumed the obligations of Anhydride Canada of a promissory note of $192,700 (CDN — $300,000) and a bonus of $64,230 (CDN — $100,000) to the lenders; (this obligation has been paid off in full);

(iii)	deemed to be issued to the private company or assigns 3,950,000 shares;

(iv)

granted October Sun a transferable warrant to subscribe for 500,000 shares at $0.01 per share for a one year period following the successful test of the initial well. This warrant was cancelled and replaced by one for 600,000 shares on similar terms to a third party (note 6).

URANIUM POWER CORPORATION
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Nine Months Ended January 31, 2003
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

During the period the Company re-entered the 7-32 Well and spent a total of $1,150,411 to test and deepen the 7-32 Well, which did not result in establishing a flow rate. The funding for this exploration program came from working interest holders as to $758,351 and this amount has charged against the total exploration expenditures incurred.

   (e) Firebag Prospect

The Firebag Prospect is located roughly 85 kilometres northeast of the town of Fort McMurray in the Province of Alberta and is comprised of two Alberta petroleum and natural gas licenses (below base of Woodbend formation) amounting to 31 sections of land.

The Company holds a 63.28% to 64.84% working interest after payout in the Firebag Prospect, subject to a 9.5% gross overriding royalty and government royalties, and may be increased if certain elections that other interest holders have are not exercised. These interests may also be reduced pursuant to interests earned under Farmout Agreements (note 9).

URANIUM POWER CORPORATION
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Nine Months Ended January 31, 2003
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

During the period the Company cancelled 150,000 of the options under the 2000 Plan. As at January 31, 2003 the Company had options outstanding to acquire 1,050,000 shares under the 2000 Plan at $0.27 per share until August 21, 2006.

The Company also issued an option, not under a plan, to a consultant to acquire up to 150,000 common shares at $0.27 per share until March 31, 2003.

The Company has adopted an incentive and a non-statutory stock option plan effective September 24, 2002 whereby up to 2,500,000 shares of common stock may be optioned (the “2002 Plan”). The stock option plan has not been adopted or ratified by shareholders. Incentive options may be granted at any price for a period of ten years following the effective date of the plan and once granted, the options terminate ten years following the date of grant, with certain exceptions. During the period the Company granted options to purchase an aggregate of 1,915,000 shares under the 2002 Plan at $0.25 per share to certain directors, officers, employees and consultants. Of the options granted under the 2002 Plan during the period, options to acquire 965,000 shares expire on May 15, 2004; options to acquire 400,000 shares expire on May 6, 2005; and options to acquire 550,000 shares expire on May 30, 2005.

6. WARRANTS.

The Company has issued 1,000,000 warrants at $0.01 per share, to acquire the same number of shares before July 25, 2003 and has issued 600,000 warrants at $0.01 per share, to acquire the same number of shares in connection with the Athabasca and Firebag prospects. The exercises of the warrants is subject to a successful well being drilled on either the Athabasca or Firebag prospects and expire on the earlier of: (i) one year following the successful completion of a well; or (ii) August 30, 2004. A successful well is defined as a well that continually produces commercial quantities of petroleum substances for a period of not less than 30 consecutive days.

URANIUM POWER CORPORATION
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Nine Months Ended January 31, 2003
(Unaudited – Prepared by Management)

6. WARRANTS (continued)

During the period the Company issued 1,500,000 transferable warrants whereby up to 750,000 common shares may be issued at a price of $0.50 per share for a period of one year ending July 11, 2003. Subsequently, the Company agreed to amend the terms of these warrants whereby now up to 1,500,000 common shares at a price $0.25 per share may be issued. These warrants are subject to certain conditions being met, see Farmout Agreements (note 9). As of January 31, 2003 423,000 common shares may be issued pursuant to these warrants.

Pursuant to a Farmout Agreement (note 9) the Company is committed to issue an additional 350,000 warrants to purchase that same number of shares at $0.25 per share until November 25, 2003.

7. COMMON STOCK

Issued

Included in the issued common stock of 12,989,860 are 3,950,000 common shares deemed to have been issued April 30, 2002 on the acquisition of the Athabasca Oil Project (note 4(d)).

Treasury stock

During the year ended April 30, 2000 the Company purchased 23,000 shares of its common stock from the original owners who had acquired the shares prior to April 30, 2000 in a private placement. The common stock was purchased for the same amount as the proceeds from original issue.

Subscriptions received

Pertaining to a private placement of 159,640 shares at $0.10 per share which were issued subsequent to period end.

8. RELATED PARTY TRANSACTIONS

During the nine months ended January 31, 2003, the Company was charged management fees of $54,000 by October Sun from whom the Company acquired Anhydride USA.

URANIUM POWER CORPORATION
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Nine Months Ended January 31, 2003
(Unaudited – Prepared by Management)

8. RELATED PARTY TRANSACTIONS (continued)

As of January 31, 2003, the Company owed $585,585 to October Sun, of which $400,000 is payable pursuant to a convertible note which bears interest at 6% and may be converted into units at the lower of $0.25 per unit or the then market on the date of conversion until September 30, 2003. Each unit is to consist of one common share of the Company and a warrant to purchase an additional common share at 133% of the unit price for one year following the date of conversion. Any shares issued on conversion shall carry with them registration rights. The balances of funds owed are without interest or stated terms of repayment.

The Company paid fees to an officer of $43,721 which are included in the total exploration costs pertaining to the 7-32 Well. The Company also accrued fees of $3,271 to a director and officer, which are included in advertising and promotion expenses.

United Corporate Advisors (“UCA”) is related to the Company by way of common directors. As of January 31, 2003, $194,066 was owed to UCA. This balance is covered by way of a convertible note which bears interest at 6% and may be converted into units at the lower of $0.25 per unit or the then market on the date of conversion until September 30, 2003. Each unit is to consist of one common share of the Company and a warrant to purchase an additional common share at 133% of the unit price for one year following the date of conversion. Any shares issued on conversion shall carry with them registration rights.

9. FARMOUT AGREEMENTS

During the period, the Company entered into the following farmout and or exploration agreements (the “Farmout Agreements”) as follows:

a) Anhydride Petroleum Limited Partnership (the “Limited Partnership”) – the Company entered into two Farmout Agreements with the Limited Partnership one in respect of each of the Athabasca Prospect and the Firebag Prospect, on essentially the same terms. Under the terms of the Farmout Agreements the Limited Partnership will earn a 1% working interest in a Prospect for each $54,000 Cnd incurred in exploration expenditures on that Prospect, up to a maximum of a combined 25% working interest, both before and after payout, subject to royalty interests. Anhydride Canada is the operator under each of the Farmout Agreements.

Under the terms of each of the Farmout Agreements, following earn-in of an interest, including a fractional interest in a Prospect, the Limited Partnership will be entitled to approve all further work carried out on the Prospect, which consent may not be unreasonably withheld.

URANIUM POWER CORPORATION
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Nine Months Ended January 31, 2003
(Unaudited – Prepared by Management)

9. FARMOUT AGREEMENTS (continued)

Under the Farmout Agreements, the Limited Partnership agreed to grant the Company a call option (the “Working Interest Call Option”) under which the Company may purchase the working interests earned by the Limited Partnership in the Prospects in consideration of paying a predetermined purchase amount. The purchase amount comprises a base amount and a performance amount where the base amount is equal to 130% of the incurred earn-in expenditures of the Partnership paid in shares of the Company with such shares valued at the average five day closing price at the time the call option is exercised. The shares to be issued by the Company will be restricted securities in the United States and be subject to resale restrictions in the United States and Canada.

Under the terms of the call option, however, the Company has granted the Partnership certain registration rights, under which the Company will file a registration statement with the Securities and Exchange Commission (the “SEC”) in the United States registering the shares for sale (the “Call Option Registration Rights”). The performance amount is dependent on whether the Company complies with the obligations to file a registration statement with the SEC. The performance amount will initially be $Nil. For every 90-day period following the exercise of the call option that expires without a registration statement being filed, the performance amount is increased by 20% of the incurred earn-in expenditures of the Partnership paid-in shares of the Company. For every 45-day period that expires without the Company responding to comments on the registration statement from the SEC, the Performance Agreement will include an additional 20% of the incurred earn-in expenditures of the Partnership paid-in shares of the Company. The Performance Amount will be paid, as earned, in shares of the Company with such shares valued at the average five day closing price at the time the respective performance amount is earned. Upon the earlier of: (i) the registration statement becoming effective; or (ii) the shares issued on exercise of the call option otherwise becoming free of resale restrictions, the Performance Amount shall cease to accrue and no further shares of the Company will be payable.

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

URANIUM POWER CORPORATION
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Nine Months Ended January 31, 2003
(Unaudited – Prepared by Management)

9. FARMOUT AGREEMENTS (continued)

The Company amended the terms of the exploration agreements whereby the number of shares to be issued pursuant to the warrants was increased to 1,500,000 and the price per share at which they are to be issued was lowered to $0.25 per share. The rate at which the Limited Partnership shall earn a 1% working interest was also increased to $60,000 Cnd from $54,000 Cnd. The Company also agreed to pay costs associated with the start up of the Limited Partnership and to help it in raising funds.

Based on the Limited Partnerships deemed expenditures of $423,000 Cnd. as at January 31, 2003 they are entitled to a working interest after payout of 7.05% and warrants to acquire 423,000 common shares at $0.25 per share. The Limited Partnership is continuing to fund and subsequent to period end has funded an additional $60,000 Cnd.

b) Larry Thompson (“Thompson) – On November 25, 2002 the Company and Thompson entered into an exploration agreement (the “Exploration Agreement”), pursuant to which Thompson has incurred $350,000 in exploration expenditures on the Athabasca Prospect and as such has earned a 6.48148% working interest, both before and after payout, subject to 9.5% gross overriding royalties, in the Athabasca Prospect. Anhydride Canada is the operator under Exploration Agreement.

Thompson has granted the Company an option to acquire his working interests on terms similar to those granted by the Limited Partnership, see Working Interest Call Option and Call Option Registration Rights. In exchange for granting the option the Company has agreed to grant Thompson warrants to purchase up to 350,000 common shares at an exercisable price of $0.25 per share until November 25, 2003 (the “Thompson Warrants”). As yet the Company has not issued the Thompson Warrants.

c) PNG Ventures, Inc. (“PNGV”) – Pursuant to a letter agreement dated January 17, 2003 PNGV has the right to earn 12.5% working interest before payout reduced to a 9.375% working interest after payout in both the Athabasca and Firebag Prospects, subject to 9.5% gross overriding royalties, by making $182,592 Cnd. in exploration advances (advanced), property payments of $67,500 Cnd. (paid) and the issuance of 750,000 common shares of PNGV (the “PNGV Shares”). The PNGV Shares have not yet been received by the Company and will be recorded as a reduction in property cost when received.

To maintain its 12.5% working interest before payout reduced to a 9.375% working interest after payout in both the Athabasca and Firebag Prospects, subject to 9.5% gross overriding royalties, PNGV must fund 12.5% of the total 7-32 Well exploration costs plus the $67,500 property payment through to the earlier of completion or abandonment. Should PNGV not fund 12.5% of the total 7-32 Well exploration costs through to the earlier of completion or abandonment then its working interest before and after payout will be reduced on a pro-rata basis.

URANIUM POWER CORPORATION
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Nine Months Ended January 31, 2003
(Unaudited – Prepared by Management)

9. FARMOUT AGREEMENTS (continued)

As of January 31, 2003 PNGV had advanced a total of $330,730 Cnd., including the property payment, against $1,217,911 Cnd. in total 7-32 Well expenditures, including the property payment. If at completion or abandonment of the 7-32 Well PNGV has contributed in excess of 12.5% of the 7-32 Well expenditures, including the property payment, the Company has the election to either increase the working interest both before and after payout to PNGV on a pro-rata basis or pay back the difference.

10. COMMITMENTS

Anhydride Canada has committed to pay $60,000 ($100,000 Cdn) to Anhydride Oil Corporation upon successful completion of a well, as defined in note 6.

11. STOCK BASED COMPENSATION

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $Nil was recognized as wages expense for the period ended January 31, 2003. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option — pricing model, the pro-forma effect on the Company’s net loss and per share amounts would have been as follows:

Net loss, as reported $897,891 Net loss, pro-forma $1,035,106 Net loss per share, as reported $0.07 Net loss per share, pro-forma $0.08

Item 2. Management’s Discussion and Analysis of Financial Condition and Plans of Operations

The following information should be read in conjunction with the unaudited consolidated financial statements included herein, which are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information. All dollar amounts in the form are in U.S. dollars unless otherwise stated.

Plans of Operations

As of the date of this Report, the operations of Uranium Power Corporation (the “Company”) have been speculative. The Company incurred a loss for the quarter ended January 31, 2003 of $547,811 and a loss of $897,891 for the nine months ended January 31, 2003. The Company has not had revenues from its operations to date. Thus Company has been dependent, and continues to rely upon, loans from related parties, joint venture arrangements and the sale of equity securities in order to fund its exploration activities. Its ability to continue its operations is dependent on the ability of the Company to continue to obtain financing.

During the year ended April 30, 2002, we entered the business of oil and gas exploration with management assessing the oil and gas exploration business and selecting and acquiring properties of interest near the City of Fort McMurray in the northeastern part of the Province of Alberta, Canada. Specifically, we acquired and currently hold potentially important interests in five Petroleum & Natural Gas Licenses (“P & NG Licenses”) issued by the Government of the Province of Alberta covering 127 sections of land (81,280 acres) below base of Woodbend formation and we earned an interest in an additional P & NG License no. 5494040101 covering one additional section (640 acres) below base of the Precambrian formation (the “AOC License”) which includes an existing suspended well drilled during September — October 1994 and legally described as the AOC Granite 7-32-89-10 W4M well (the “7-32 Well”).

The Company continues to hold uranium interests, which are comprised of a 20% interest in a company known as Uranium Holdings Corporation, a Nevada corporation (“UHC”), which in turn owns two properties located in Saskatchewan known as the Henday Lake and Hocking Lake Properties.

During the nine months ended January 31, 2003 we have focused and over the next twelve months we plan to continue to focus primarily on exploration and development of our oil and gas properties

Specifically, we re-entered the 7-32 Well and, initially, conducted testing sufficient to determine whether the existing suspended 7-32 Well was capable of producing commercial quantities of petroleum substances. A re-entry program conducted testing over six separate zones of the 7-32 Well. This work allowed the Company to meet its work requirements to the AOC vendor; however, it did not result in establishing a commercial flow rate of petroleum substances. Subsequently, the Company has continued to work on the 7-32 Well by deepening it and performing other tests. To date this additional work has not resulted in establishing a commercial flow rate of petroleum substances.

Subject to starting the above noted testing program on the 7-32 Well the Company had the right to earn an 81.25% working interest before payout reducing to a 52.859375% working interest after payout, subject to gross overriding royalties of 9.5% and government royalties. To fund the Company’s share of costs associated with the re-entry and testing of the existing 7-32 Well wellbore; rental costs associated with the six licenses, costs for additional seismic and other geologic study and costs for the deepening of the 7-32 Well, the Company entered into farm in and exploration agreements as described below:

a) Anhydride Petroleum Limited Partnership (the “Limited Partnership”) – the Company entered into two Farmout Agreements with the Limited Partnership one in respect of each of the Athabasca Prospect and the Firebag Prospect, on essentially the same terms. Under the terms of the Farmout Agreements the Limited Partnership will earn a 1% working interest in a Prospect for each $54,000 Cnd incurred in exploration expenditures on that Prospect, up to a maximum of a combined 25% working interest, both before and after payout, subject to royalty interests. Anhydride Canada is the operator under each of the Farmout Agreements.

Under the terms of each of the Farmout Agreements, following earn-in of an interest including a fractional interest in a Prospect, the Limited Partnership will be entitled to approve all further work carried out on the Prospect, which consent may not be unreasonably withheld.

Under the Farmout Agreements, the Limited Partnership agreed to grant the Company a call option (the “Working Interest Call Option”) under which the Company may purchase the working interests earned by the Limited Partnership in the Prospects in consideration of paying a predetermined purchase amount. The purchase amount comprises a base amount and a performance amount where the base amount is equal to 130% of the incurred earn-in expenditures of the Partnership paid in shares of the Company with such shares valued at the average five day closing price at the time the call option is exercised. The shares to be issued by the Company will be restricted securities in the United States and be subject to resale restrictions in the United States and Canada.

Under the terms of the call option, however, the Company has granted the Partnership certain registration rights, under which the Company will file a registration statement with the Securities and Exchange Commission (the “SEC”) in the United States registering the shares for sale (the “Call Option Registration Rights”). The performance amount is dependent on whether the Company complies with the obligations to file a registration statement with the SEC. The performance amount will initially be $Nil. For every 90-day period following the exercise of the call option that expires without a registration statement being filed, the performance amount is increased by 20% of the incurred earn-in expenditures of the Partnership paid-in shares of the Company. For every 45-day period that expires without the Company responding to comments on the registration statement from the SEC, the Performance Agreement will include an additional 20% of the incurred earn-in expenditures of the Partnership paid-in shares of the Company. The Performance Amount will be paid, as earned, in shares of the Company with such shares valued at the average five day closing price at the time the respective performance amount is earned. Upon the earlier of: (i) the registration statement becoming effective; or (ii) the shares issued on exercise of the call option otherwise becoming free of resale restrictions, the Performance Amount shall cease to accrue and no further shares of the Company will be payable.

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

The Company amended the terms of the exploration agreements whereby the number of shares to be issued pursuant to the warrants was increased to 1,500,000 and the price per share at which they are to be issued was lowered to $0.25 per share. The rate at which the Limited Partnership shall earn a 1% working interest was also increased to $60,000 Cnd from $54,000 Cnd. The Company also agreed to pay costs associated with the start up of the Limited Partnership and to help it in raising funds.

Based on the Limited Partnerships deemed expenditures of $423,000 Cnd. as at January 31, 2003 they are entitled to a working interest after payout of 7.05% and warrants to acquire 423,000 common shares at $0.25 per share. The Limited Partnership is continuing to fund and subsequent to period end has funded an additional $60,000 Cnd.

b) Larry Thompson (“Thompson) – On November 25, 2002 the Company and Thompson entered into an exploration agreement (the “Exploration Agreement”), pursuant to which Thompson has incurred $350,000 in exploration expenditures on the Athabasca Prospect and as such has earned a 6.48148% working interest, both before and after payout, subject to royalty interests, in the Athabasca Prospect. Anhydride Canada is the operator under Exploration Agreement.

Thompson has granted the Company an option to acquire his working interests on terms similar to those granted by the Limited Partnership, see Working Interest Call Option and Call Option Registration Right in the Notes to Financial Statements. In exchange for granting the option the Company has agreed to grant Thompson warrants to purchase up to 350,000 common shares at an exercisable price of $0.25 per share until November 25, 2003 (the “Thompson Warrants”). As yet the Company has not issued the Thompson Warrants.

c) PNG Ventures, Inc. (“PNGV”) – Pursuant to a letter agreement dated January 17, 2003 PNGV has the right to earn 12.5% working interest before payout reduced to a 9.375% working interest after payout in both the Athabasca and Firebag Prospects, subject to 9.5% gross overriding royalties, by making $182,592 Cnd. in exploration advances (advanced), property payments of $67,500 Cnd. (paid) and the issuance of 750,000 common shares of PNGV (the “PNGV Shares”). The PNGV Shares have not yet been received by the Company and will be recorded as a reduction in property cost when received.

To maintain its 12.5% working interest before payout reduced to a 9.375% working interest after payout in both the Athabasca and Firebag Prospects, subject to 9.5% gross overriding royalties, PNGV must fund 12.5% of the total 7-32 Well exploration costs plus the $67,500 property payment through to the earlier of completion or abandonment. Should PNGV not fund 12.5% of the total 7-32 Well exploration costs through to the earlier of completion or abandonment then its working interest before and after payout will be reduced on a pro-rata basis.

As of January 31, 2003 PNGV has advanced a total of $330,730 Cnd., including the property payment, against $1,217,911 Cnd. in total 7-32 Well expenditures, including the property payment. If at completion or abandonment of the 7-32 Well PNGV has contributed in excess of 12.5% of the 7-32 Well expenditures, including the property payment, the Company has the election to either increase the working interest both before and after payout to PNGV on a pro-rata basis or pay back the difference.

Changes in Financial Condition

Net loss for the three-month period ended January 31, 2003 was $547,811 or $0.04 per share, compared with a net loss of $40,254, or $0.01 per share, for the same period of 2001. During the nine month period ended January 31, 2003, the Company was actively engaged in preliminary exploration work and fundraising related to its Athabasca project and included in its net loss for the three-month period ended January 31, 2003 was $357,736 in exploration costs. The Company was relatively inactive in the corresponding period in 2001 and as a result, many of the operating expense items have shown an increase. The Company has increased advertising, promotion and travel expenses in connection with developing and promoting its new business plan, which now focuses on oil and gas production. The Company will continue to rely on funding from its existing working interest holders, the Limited Partnership, loans from related parties, the sale of securities and the sale of further joint venture interests in order to proceed with its development activities.

To finance the testing of the 7-32 Well the Company has entered into farm in and exploration agreements with third parties, however, if they are unable or unwilling to fund the Company’s planned exploration the Company may have to consider joint ventures with other entities, seek additional equity funding and or sell some of its properties. It is also likely the Company will require additional financing beyond that to be provided by its existing joint venture partners. There can be no assurance that other joint venture parties, additional equity funding or that buyers for its properties can be found.

As of January 31, 2003 the Company had received $782,816 in funding from related parties. During the nine months ended January 31, 2003 the Company entered into convertible notes with October Sun, a Nevada Corporation as to $400,000 and United Corporate Advisors for $190,674 on similar terms. Each convertible note which bears interest at 6% and may be converted into units at the lower of $0.25 per unit or the then market on the date of conversion until September 30, 2003. Each unit is to consist of one common share of the Company and a warrant to purchase an additional common share at 133% of the unit price for one year following the date of conversion. Any shares issued on conversion shall carry with them registration rights. While the Company has relied heavily upon related party loans to fund its operations there is no assurance that these loans will be available in the future and or that the related parties may not call the loans where they are able.

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

Due the lack of funding and change in focus the Company has not met the requirement to spend an additional $1,602,564 ($2,500,000 Cdn.) on its Saskatchewan Uranium Property by December 31, 2002. The Company hopes to try to re-negotiate the terms of its agreement, however, to date it has not been successful.

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

Item 3.Controls and Procedures

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

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Recent Sales of Unregistered Securities

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Articles of Incorporation. (1)
3.2	Bylaws.(1)
10.18	Exploration Agreement by and between Anhydride Petroleum (Canada) Inc. and Larry Thompson dated November 25, 2002. Filed herewith.
10.19	Amendment to Exploration Agreement among Anhydride Petroleum (Canada) Inc., October Sun, Hodgkinson Equities corporation, Robert Edwards and the Company dated December 12, 2002. Filed herewith.

10.20	Athabasca Oil Prospect Letter Agreement between Anhydride Petroleum (Canada) Inc. and PNG Ventures dated January 17, 2003. Filed herewith.
99.1	Certification of CEO
99.2	Certification of Acting CFO

_________________________

(1)	Incorporated by reference from the Company’s Registration Statement on Form 10-SB, filed with the SEC on October 14, 1999.

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

Dated: March 24, 2003	URANIUM POWER CORPORATION By: /s/ Douglas W. Cannaday Douglas W. Cannaday, President

Dated: March 24, 2003	By: /s/ Thornton Donaldson Thornton Donaldson Director and Acting Chief Financial Officer

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

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s internal controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

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

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s internal controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ Thornton Donaldson
Thornton Donaldson
Acting Chief Financial Officer