Form 10KSB
period 2003-04-30
URANIUM POWER CORP
filed 2003-09-16
CIK 1096791

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 0-27659

Uranium Power Corporation

(Name of small business issuer in its charter)

Colorado	None

State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

206-475 Howe Street, Vancouver, B.C. CANADA V6C-2B3

(Address of principal executive offices)

Issuer’s telephone number: (604) 685-8355
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

Yes ☐ No ☒

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer’s revenues for its most recent fiscal year: $0.

As of August 21, 2003, there were 17,344,500 shares of the Registrant’s $.001 par value Common Stock (“Common Stock”), Registrant’s only outstanding class of voting securities, outstanding. The aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the closing bid price on August 21, 2003, is $2,254,785.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

     This document contains technical and geological terms, which are defined in the Glossary of Terms, which appears at the end of Part I of this Report. All future payments in Canadian dollars have been converted to United States dollars using an exchange rate of $1 U.S. = $1.44 Cdn, which was the April 30, 2003 exchange rate.

PART I

When we use the terms “Uranium Power Corporation”, the “Company”, “we”, “us” or “our”, we are referring to Uranium Power Corporation and its subsidiaries, unless the context otherwise requires. We have included technical terms important to an understanding of our business under “Glossary of Common Oil and Gas Terms”. Throughout this document we make statements that are classified as “forward-looking”. Please refer to the “Forward-Looking Statements” section of this document for an explanation of these types of assertions.

Item 1. BUSINESS

Business.

     We are a Colorado corporation formed on April 3, 1998. On April 30, 2002 the Company acquired its wholly owned subsidiary Anhydride Petroleum (USA) Inc. (“Anhydride USA”) and Anhydride USA’s wholly owned subsidiary Anhydride Petroleum (Canada) Inc. (“API Canada”).

     Our principal business activity has been the exploration for uranium and petroleum in Canada and in prior years the investment in resource properties comprised significantly all of the Company’s assets. These assets have been written off during the year ended April 30, 2003, as the Company has no further plans to work on them. While the Company is continuing to evaluate petroleum and mineral properties it currently does not have any properties of significant merit.

     The Company recently entered into a license agreement with Earth Energy Resources Ltd. (“Earth Energy”) for the use of its proprietary catalytic process. This process includes a proprietary catalyst in conjunction with processing equipment to separate hydrocarbons from sand, shale or soil. The Company is in the process of conducting initial testing of the process and then based on the results of that test will evaluate the business opportunity further.

     As at April 30, 2003 the Company had a working capital deficit of $1,846,130, no revenues, minimal other capital resources available to meet obligations which normally can be expected to be incurred by similar companies and had an accumulated stockholder’s deficiency of $1,845,314. These factors raise substantial doubt about the Company’s ability to continue as a going-concern which is dependent on the Company’s ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses.

     Included in accounts payable is $718,462 payable by API Canada. Certain of the creditors of API Canada have threatened receivership proceedings against API Canada unless they are paid in full. API Canada does not have the resources to meet these demands and the Company has determined that it will not commit resources to API Canada or defend such action should the creditors take it.

Uranium Prospects

The Company was initially formed as a result of management’s perception of an upcoming worldwide shortage of uranium. However, due to a lack of funding for its uranium properties the Company decided during the year ended April 30, 2002 to focus its attention on its oil and gas prospects. The Company maintained its interest in the Henday Lake uranium property through the Company’s 20% equity interest in Uranium Holdings Corporation (“UHC”). As stated previously, all of the Company’s properties were written off as of April 30, 2003, as the Company has no further plans to work on any of them.

Uranium Holdings Corporation

     The Company currently has a 20% equity interest in UHC, which in turn holds an interest in the Henday Lake uranium property in northern Saskatchewan. UHC has spent a total of $177,958 on the property. Pursuant to the terms of the agreement between the Company and UHC, the Company holds a carried 20% interest until such time as UHC had spent a total of $163,334 and thereafter must participate on the same basis as other investors in future exploration expenditures on a pro-rata basis or the Company’s 20% interest will be reduced in such manner as may be reasonably negotiated between the parties.

     The Company does not know of any known reserves of uranium on this property. As stated previously, all of the Company’s properties were written off as of April 30, 2003, as the Company has no further plans to work on any of them.

Saskatchewan Uranium Properties

     On December 16, 1998, the Company executed an Exploration Option and Operating Joint Venture Agreement (“Joint Venture Agreement”) with Phelps Dodge Corporation of Canada, Ltd., a Delaware corporation (“PDC”), under which PDC granted the Company an option to acquire an interest in six uranium properties (“PDC Properties”) in Saskatchewan consisting of a 100% interest in 11 mining claims and totaling 74,756 acres. In order to exercise its option to acquire a 100% interest in the six PDC Properties under the Joint Venture Agreement, the Company was required to incur expenditures of at least $338,000 ($500,000 Cdn.) by May 31, 2000, and an additional $1,712,000 ($2,500,000 Cdn.) was required to be expended by December 31, 2002, for prospecting and exploring the six PDC Properties. As described below, the Company did not make the requisite expenditures.

     Under the Joint Venture Agreement, if the Company exercised its option to acquire the PDC Properties, the Company would grant PDC an earn back option. The earn back option gives

PDC the option to surrender its right to royalties and obtain a 35% interest in the PDC Properties if PDC incurs expenditures of at least U.S. $1,923,077 ($3,000,000 Cdn.) by December 31, 2006 from prospecting and exploring the PDC Properties. A royalty of 2% of the gross value (as defined) of production is payable to PDC if it does not earn back the 35% interest.

     On March 24, 1999, the Company entered into a Property Option Agreement with Pacific Amber Resources Ltd., a British Columbia corporation (“Pacific Amber”), under which the Company granted Pacific Amber an option to acquire a 50% interest in the Company’s rights to be obtained under the Joint Venture Agreement with PDC and an option to purchase 200,000 common shares of the Company at an exercise price of $0.65. Pacific Amber was entitled to exercise its option to purchase the 200,000 common shares and the shares were issued because it incurred U.S. $338,000 ($500,000 Cdn.) in expenditures prior to the extended deadline of May 31, 2000, as required to be expended by the Company under the Joint Venture Agreement. The Company’s issuance of the 200,000 common shares to Pacific Amber was expensed as an exploration cost. The Company and Pacific Amber are not affiliated with each other, although the companies share a common director, James Billingsley. On May 11, 2000, Pacific Amber notified the Company that it was withdrawing from the Property Option Agreement.

     Through its agreement with Pacific Amber the Company has fulfilled the May 31, 2000 requirement under the PDC agreement. However, since then the Company has not spent any further money on the PDC Properties, and eight of the original eleven mining claims have lapsed, leaving only one PDC Property. Due the lack of funding and change in focus the Company did not meet the requirement to spend an additional $1,602,564 ($2,500,000 Cdn.) on the PDC Properties by December 31, 2002 and the PDC Properties reverted back to PDC.

Northern Mining Properties

     Mr. James Billingsley, who was a shareholder of the Company, approached the Company in May or June 1998 to determine if the Company would be interested in acquiring the Hump Lake Property. Mr. Billingsley had learned of the availability of the Hump Lake Property by Mr. M. Swetz. An agreement to acquire the Hump Lake Property was made in July 1998, with the Company paying Mr. Billingsley the staking costs, performing the required assessment work, granting Mr. Billingsley a net smelter return or royalty when the Hump Lake Property is placed into production, and paying a finder’s fee of 50,000 shares of the Company to Mr. Swetz. The Company conducted an aerial geophysical survey on the property, paid the $13,375 Cdn. to Mr. Billingsley, and issued the 50,000 common shares of stock to Mr. Swetz.

     During the fiscal year ended April 30, 2002 the Company, due to lack of funding, was unable to proceed with its development activities on the Hump Lake Property, the claims lapsed and the property has been written off.

Oil and Gas Prospects

     During the year ended April 30, 2002, the Company changed its primary focus and entered the business of oil and gas exploration and through API Canada acquired interests in five Petroleum & Natural Gas Licenses (“P & NG Licenses”) issued by the Government of the

Province of Alberta covering 127 sections of land (81,280 acres) below base of Woodbend formation and the right to earn an interest in an additional P & NG License no. 5494040101 covering one section (640 acres) below base of the Precambrian formation (the “AOC License”) which includes an existing suspended well drilled during September - October 1994 and legally described as the AOC Granite 7-32-89-10 W4M well (the “7-32 Well”). As stated previously, all of the Company’s properties were written off as of April 30, 2003, as the Company has no further plans to work on any of them.

     The P & NG Licenses and AOC License formed two separate prospects, being the Athabasca Prospect and Firebag Prospect. The Athabasca Prospect is comprised of three P & NG Licenses covering 96 sections of land (62,080 acres) and the AOC License covering one section (640 acres), adjacent to the city of Fort McMurray in the northeastern part of the province of Alberta, Canada. The Firebag Prospect is located roughly 85 kilometers northwest of Fort McMurray and consists of two P & NG Licenses covering thirty-one sections of land (19,840 acres).

     The Athabasca Prospect and the 7-32 Well in particular were of interest to the Company as it represented a unique opportunity to test the possibility of deep-Earth sources for petroleum. C. Warren Hunt, P. Geol., principle shareholder of Anhydride Oil Corporation, vendor of the AOC License and consultant to the Company, is also the author of a book entitled “Expanding Geospheres, Energy and Mass Transfers from the Earth’s Interior” which hypothesizes a revolutionary concept for the formation and accumulation of hydrocarbons and an advocate of deep-Earth sources for petroleum and natural gas.

     To exploit his deep-Earth theory Mr. Hunt carried out geologic and seismic exploration across a granite dome in the Fort McMurray area and identified a number of fracture systems that appear to be more than 400 meters (1,300 feet) thick. In 1994, a well, known as the 7-32 Well situated 2.5 miles west of Ft. McMurray, was drilled by Mr. Hunt and others to test the crest of the seismically reflective granite zone at 2,150 meters (7,050 feet).

     During the drilling of the 7-32 Well, fractured granite was encountered and high gravity crude oil shows were collected on five separate occasions from the drilling mud. Drill stem tests were conducted but failed to indicate the presence of a reservoir. Subsequent logging of the hole indicated the presence of a 4 metre (2.5 foot) fracture zone between 790 - 794 metres (2,592 – 2,605 feet) which was above the test interval. It was thought that the oil shows could be attributed to this zone. The well was drilled to 1,649 meters (5,410 feet) where a gas show was encountered. At this point on October 8, 1994, some 36 days after drilling commenced, the well and operations were suspended due to insufficient funds and the drill rig was removed from the well site. The lack of funding resulted in the failure to reach the seismic event at 2,150 metres (7,050 feet), the original target depth.

     During operations logging was conducted, however, the drilling rig was released prior to the logs being analyzed. These logs identified additional fracture zones that had never been tested. The well was cased 550 meters (1,804 feet) and two bridge plugs were inserted leaving the 7-32 Well in a suspended state, to be re-entered at a later date.

Acquisition of the Athabasca and Firebag Prospects

     On September 10, 2001 we signed an option agreement (the “October Sun Option Agreement”) with October Sun, a Nevada Corporation (“October Sun”), a private company, to acquire its indirect wholly owned subsidiary API Canada which holds petroleum and natural gas interests in three P & NG licenses issued by the Government of the Province of Alberta, Canada, covering 96 sections of land (61,440 acres) and is entitled to earn an interest in an additional P & NG License, the AOC License covering one additional section (640 acres) which contains the 7-32 Well drilled during 1994 (together these form the “Athabasca Prospect”), 2.5 miles west of the city of Fort McMurray, Alberta, Canada. The rights to earn an interest in the AOC License and the 7-32 Well required that we fund specified testing of the 7-32 Well expected to cost approximately $156,250 ($250,000Cdn.) on or before September 30, 2002, which was done during the year ended April 30, 2003 and the Company earned and received an assignment of its interest in the AOC License. As stated previously, all of the Company’s properties were written off as of April 30, 2003, as the Company has no further plans to work on any of them.

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

     On April 30, 2002 we exercised our option pursuant to the October Sun Option Agreement and the transaction was effected through an Agreement and Plan of Reorganization (the “Merger Agreement”) between October Sun, Anhydride USA, a Colorado corporation and wholly owned subsidiary of October Sun, and a newly created wholly owned subsidiary of the Company. At the time of the Merger Agreement all of the shares of API Canada were held by Anhydride USA. Pursuant to the Merger Agreement Anhydride USA became the surviving corporation of the merger and our wholly owned subsidiary, and consequently API Canada became our indirect wholly owned subsidiary. In consideration for this merger the Company:

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

(d)	agreed to pay the AOC License vendor $64,230 (Cdn. $100,000) following 30 days of continuous commercial production from any well in the Athabasca or Firebag Prospects.

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

Farmout Agreements

     As a means of funding the exploration of the Athabasca prospect the Company entered into a number of farmout agreements covering both the Athabasca and Firebag Prospects as follows:

(a) Anhydride Petroleum Limited Partnership (the “Limited Partnership”)

     The Company entered into two farmout agreements (the “LP Farmout Agreements”), on essentially the same terms, with the Limited Partnership with respect to the Athabasca and Firebag Prospects. Under the terms of the LP Farmout Agreements the Limited Partnership will earn a 1% working interest in a prospect for each $54,000 Cdn. Incurred in exploration expenditures on the prospect, up to a maximum of a combined 25% working interest, both before and after payout, subject to royalty interests. API Canada is the operator under LP Farmout Agreements.

     Under the terms of the LP Farmout Agreements, following earn-in of an interest, including a fractional interest in a prospect, the Limited Partnership will be entitled to approve all further work carried out on the Prospect, which consent may be unreasonably withheld.

     Under the LP Farmout Agreements, the Limited Partnership agreed to grant the Company a call option (the “Working Interest Call Option”) under which the Company may purchase the working interests earned by the Limited Partnership in the prospects in consideration of paying a predetermined purchase amount. The purchase amount comprises a base amount and a performance amount where the base amount is equal to 130% of the incurred earn-in expenditures of the Limited Partnership paid in shares of the Company with such shares valued at the average five day closing price at the time the call option is exercised.

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

     The Company subsequently amended the terms of the exploration agreements whereby the number of shares to be issued pursuant to the warrants was increased to 1,500,000 and the exercise price per share was lowered to $0.25 per share. The rate at which the Limited

Partnership shall earn a 1% working interest was also increased to $60,000 Cdn. in exploration expenditures. The Company also agreed to pay costs associated with the start up of the Limited Partnership.

     Based on the Limited Partnerships exploration expenditures of $313,725 ($483,000 Cdn.) as at April 30, 2003 the Limited Partnership earned an 8.05% working interest before and after payout, subject to various royalties, in the Athabasca Prospect and they were entitled to warrants to acquire 483,000 common shares at $0.25 per share. These warrants subsequently expired unexercised.

     Also subsequent to April 30, 2003, the Company, rather than exercising the Working Interest Call Option, made an offer to acquire the working interests of the Limited Partnership for 3,220,000 common shares of the Company which was accepted by the Limited Partnership. These shares have yet to be issued. The Company negotiated the acquisition of the working interests as part of its attempt to negotiate with all creditors of the Company.

(b) Other Joint Venture Partners

     The Company entered into four exploration agreements (the “ Exploration Agreements”) pursuant to which $266,310 ($410,000 Cdn.) was advanced and spent on exploration on the Athabasca Prospect. Pursuant to the Exploration Agreements a 7.4815% working interest before and after payout, subject to certain royalties, was granted to them in the Athabasca Prospect.

     Pursuant to the Exploration Agreements they acquired an option to acquire their working interests back on terms similar to those granted by the Limited Partnership (see Working Interest Call Option and Call Option Registration Rights, above). In exchange for acquiring the options the Company has agreed to issue warrants to purchase up to 410,000 common shares at an exercise price of $0.25 per share. The Company has not yet issued these warrants which will expire as to 350,000 on November 25, 2003, 10,000 on February 27, 2004, 10,000 on February 28, 2004 and 40,000 on March 3, 2004.

(c) PNG Ventures, Inc. (“PNGV”)

     Pursuant to a letter agreement PNGV advanced a total of $214,821 ($330,730 Cdn.) for exploration of the Athabasca Prospect and has earned a 10.9095% working interest before and after payout, subject to certain royalties, in both the Athabasca and Firebag Prospects.

Oil and Gas Exploration Activities

     During the year ended April 30, 2003, the Company re-entered, tested and deepened the 7-32 Well. In these efforts a total of $1,650,298 was spent. Various working interest holders contributed $846,507 towards the exploration costs of the 7-32 well and these were deducted from the Company’s exploration costs as shown on its statement of operations leaving a net exploration expense to the Company of $803,791. Despite some encouraging results, it was determined that economically viable amounts of hydrocarbons did not exist.

     The Company also reprocessed a portion of the original 1993 seismic data to correlate with the 7-32 Well logs. The reprocessed data extended roughly 2.5 kms. (1.55 miles) to the east and to the west of the 7-32 Well. This result identified two potential seismic targets within the sedimentary horizons above the basement contact at a depth of approximately 450 – 540 meters (1,476 – 1771 feet). It was initially considered that these targets might possibly have the potential for significant oil reserves, however, as a result of further analysis by the Company, lack of potential joint venture interest and the lack of financial resources it was determined that further attempts to develop these targets should be abandoned.

     As a result of the failure to find economically viable amounts of hydrocarbons within the Athabasca Prospect and owing to the financial constraints put on the Company by its exploration activities it was determined that both the Athabasca and Firebag Prospects should be written off. The Company did not make the annual lease payments to the Government of Alberta of approximately $56,800 for the Athabasca Prospect when due in August 2003, nor does the Company intend to make the annual lease payments for the Firebag Prospect due October 2003 of roughly $18,000, thus the P & NG Licenses will revert to the Alberta Government.

     The Company is currently engaged in evaluating other oil and gas prospects and other opportunities within the oil and gas industry (see License Agreement with Earth Energy) and will continue to do so over the next twelve months. As stated previously, all of the Company’s properties were written off as of April 30, 2003, as the Company has no further plans to work on any of them.

License Agreement with Earth Energy

     Subsequent to April 30, 2003, the Company became party to an exclusive license agreement for Canada, Central and South America with Earth Energy Resources Ltd. (“Earth Energy”) and West Peak Ventures of Canada Ltd (“West Peak”) for the use of Earth Energy’s proprietary catalytic process, subject to yet to be agreed upon compensation to West Peak for assigning the license agreement to the Company.

     The process includes a proprietary catalyst in conjunction with processing equipment to separate hydrocarbons from sand, shale, or soil. The catalyst reportedly also upgrades the API of crude oil during the process. Projected cost savings per barrel of oil produced are projected to be less than 15% of current costs typically experienced in Alberta’s Athabasca Tar Sands operations. Other advantages include the recycling of the slurry water used in the process, which not only eliminates the requirement for tailing ponds, but also significantly reduces the use of large amounts of fresh water; plant sizes can be built from as small as 10 tons per day to 100,000 tons per day capacity to maximize efficiency depending on the project size; and all clay particulates are removed from the oil which allows further cost savings in the refining process.

     Analysis by Maxxam Analytical Inc. (a laboratory) of Utah Tar Sands confirmed 99.8% recovery of hydrocarbons by weight and upgrading of crude oil from an API of 10° to 25.6°, resulting in a medium grade crude oil by processing tar sands with the Earth Energy process.

     Earth Energy has two production plants rated at 10 tons per day and 500 tons per day capacity. During August and September 2003 the Company is conducting an independent test using 10 tons of Athabasca Tar Sands under the supervision of Maxxam Analytics Inc., an accredited laboratory under the supervision of William G. Timmins, a director of the Company and a professional geologist utilizing Earth Energy’s 10-ton per day plant. Thereafter, should the initial test warrant it, the 500-ton plant will be relocated to Fort McMurray, Alberta to conduct a 4-day 2000-ton test of bitumen from the Athabasca Tar Sands.

     Under the terms of the underlying license agreement with Earth Energy, the Company will pay $347,222 ($500,000 Cdn.) by 2005, with an initial payments of $69,444 ($100,000 Cdn.); will pay a royalty as to 7%; and will purchase catalyst and processing equipment from Earth Energy for cost plus 25%. The Central and South America License Agreement is a three-year option on the same terms with the exception that the license fee is a one-time payment of $500,000 (US). The Company believes the commercial applications within the license territories are significant. The Company is in initial discussions to access tar sand and oil shale deposits in Alberta and Saskatchewan.

     The Company expects its primary focus, through to the end of September 2003, to be on the independent 10 ton test and the assessment thereof. Thereafter, should the test prove successful, then the development of the Earth Energy License may become the primary focus of the Company. At this time the Company is awaiting the outcome of the initial testing to determine its future course of action.

Business Strategy:

     Our objective is to pursue existing opportunities in the oil and gas field, which may include exploration of properties of merit and or development and marketing of new technologies to the industry. The principal elements of our strategy are as follows:

•	Pursue Exploration Projects — We intend to continue our efforts at reviewing oil and gas exploration prospects of merit that have the potential of significant reserves and production revenue.

•	Pursue New Technologies – We intend to continue efforts to pursue and understand new technologies for the oil and gas industry that have the potential for wide marketplace acceptance and significant revenues. As part of our efforts to pursue new technologies, the Company, subsequent to April 30, 2003, entered into an exclusive license agreement for Canada, Central and South America with Earth Energy and West Peak for the use of Earth Energy’s proprietary catalytic process.

•	Selective Expenditures – We intend to minimize the risk of our limited financial resources by where ever possible targeting our expenditures towards earning interests in projects. This, therefore, limits the risk to the Company should a project prove to be uneconomic.

•	Control Operations – We believe that it is important to control operational decisions as well as the timing of those decisions. Therefore, it is our intension wherever possible to be the operator of any project that we are involved in.

Significant Developments

•	Athabasca and Firebag Prospects write off – Due to the lack of commercial volumes of hydrocarbons found during the 7-32 Well exploration and a lack of financial resources the Company wrote off the Athabasca and Firebag prospects, resulting in a charge to operations of $822,218 and the Company having no resource properties of significant merit.

•	Farmout Agreements – In order to provide necessary funding to give effect to our business objectives in connection with the Athabasca and Firebag Prospects we entered into a series of Farmout Agreements — See Farmout Agreements, whereby third parties incurred $794,856 in exploration expenditures on the Athabasca Prospect.

•	Appointment of Doug Cannaday – On May 16, 2002 the Company appointed its President, Doug W. Cannaday to lead our oil and gas operations. Effective July 16, 2002 Mr. Cannaday was appointed President of API Canada and resigned this position on July 24, 2003. Over the past 25 years Mr. Cannaday has been an officer and director of public and private companies, including Morrisey Development Corporation, Artesian Oil & Gas Ltd., Artesian Petroleum Corporation, Seahawk Oil & Gas Ltd., Amador Resources Ltd. and Tod Mountain Resorts Ltd.

•	Appointment of Michel David – Effective May 15, 2002 Michel David, P. Geol., became a director and executive vice-president of the Company. In the past Mr. David has been a director of Malartic Hygrade, Mirandor Inc., Sphinx Inc., Mimiska Inc., Link Mineral Ventures Inc. and Maymac Petroleum Inc. Effective June 23, 2003 Mr. David resigned.

•	Resignation of James Billingsley – Effective March 31, 2003 Mr. Billingsley resigned from his position as a director of the Company.

•	Convertible Notes – On September 24, 2002 the Company issued a convertible note to October Sun, a Nevada Corporation in the principal amount of $400,000 and on the same date the Company issued a convertible note to United Corporate Advisors in the principal amount of $195,000. The notes become due on September 30, 2003, bear interest at 6% per annum and may be converted into Units at a price per share equal to the lower of i) $0.25 per share or ii) the market price of one share of the Company’s common stock on the date of conversion. Each unit is to consist of one common share and a warrant to purchase one common share at a price equal to 133% of the conversion price for a period of one year following the date of conversion.

•	Saskatchewan Uranium Properties – On December 31, 2002 the Company failed to make exploration expenditures of $1,712,000 ($2,500,000 Cdn.) and the property reverted back to the optionor.

•	The Company agreed to settle $288,743 ($416,484 Cdn.) of API Canada debt through the issuance of 2,776,560 common shares, which have yet to be issued.

•	The Company agreed to acquire the Athabasca property working interests of the Limited Partnership for 3,220,000 common shares, which have yet to be issued.

•	Certain of API Canada’s creditors have threatened to put API Canada into receivership unless they are paid in full. API Canada does not have the resources to meet these demands and the Company has determined that it will not commit resources to API Canada or defend such action should the Creditors take it.

Employees and Office Space.

     During the year the Company maintained its corporate headquarters at 475 Howe Street, Suite 206, Vancouver, British Columbia, Canada V6C 2B3. The telephone number of the corporate headquarters is (604) 685-8355. The Company holds this office space under an oral, month-to-month sublease, for rental payments to the sublessor of $481 ($750 Cdn.) per month. The Company may sublease additional office space as required for operations. The Company’s President also maintained an office in Calgary, Alberta, Canada, at a charge of $200 Cdn. per month to the Company.

Title to Properties

     The Company’s interests in the Henday Lake uranium property is held indirectly through an investment in UHC. The Company has conducted a search and is satisfied as to the title of the underlying mineral property claims.

Risk Factors

Risks Related to Our Business

     In addition to the other information set forth elsewhere in this Form 10-KSB, the following factors should be carefully considered when evaluating Uranium Power Corporation.

The Absence of any Operating History.

     The Company is an exploration stage entity, which has not yet begun full operations. There is no assurance that the Company’s management will be able to manage the Company and its operations effectively and efficiently.

Limited Financial Resources/Dependence Upon Financing

     The Company has negative cash flow from operations and has losses from operations in the past and reasonably expects further losses in the immediate future.

     We have no revenues, and our operating results, profitability and future rate of growth depend solely on our ability to raise further funding. We plan to fund future operations by way of joint venture agreements and or other forms of debt or equity financing. However, we cannot assure you that joint venture partners, debt or equity financing will be available to us on acceptable terms to meet these requirements.

     We have continuing losses which could affect our ability to pay creditors or continue operations

     We have not operated profitably since inception. Through April 30, 2003 we recognized accumulated losses of $3,309,838. We expect to continue to have losses for the current fiscal year, and our ability to continue operating is questionable. Our inability to operate profitably may lead to the inability to pay creditors, attract additional capital through debt or equity financing, and in turn, lead to the inability to obtain credit and/or continue to receive necessary services from our service providers and consultants.

Because we are dependent upon our key personnel for our future success, if we fail to retain or attract key personnel, our business will be adversely affected.

     Our future success will depend in significant part upon the continued service of our key technical and senior management personnel, including George Orr, a consultant who provides management consulting services to the Company. While Mr. Orr has provided significant management consulting services at favorable rates, either Mr. Orr and/or the Company may terminate such consulting arrangement at any time. We believe that our future success will depend in large part upon our ability to retain or replace the services of Mr. Orr at favorable rates, as well as attract and retain qualified personnel for our operations. The failure to attract or retain such persons could materially adversely affect our business, financial condition and results of operations.

We are controlled by one shareholder holding a large percentage of our common stock, consequently, purchasers of shares may have very little ability to elect or control our management.

     October Sun, a Nevada corporation, is the single largest shareholder, owning approximately 23% of our outstanding shares. Accordingly, October Sun has the ability to control the election of all of our Directors and otherwise control the Company. As a result, October Sun will have the ability to substantially influence all matters submitted to shareholder vote for approval, including the election and removal of Directors and consummation of any transaction involving a merger, consolidation or sale of substantially all of our assets, and to control our management and affairs. The concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation or takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other shareholders.

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

Future sales of our common stock may cause our stock price to decline

     Our stock price may decline as a result of future sales of our shares or the perception that such sales may occur. Because we are in the process of re-writing our business plan, we will need to raise substantial additional capital to perform upon our business plan (once re-written), and the sale of authorized but unissued Common Stock or other equity securities by the Company may occur. In addition, we are unable to estimate the amount, timing, or nature of future sales of outstanding Common Stock. Sales of substantial amounts of our Common Stock in the public market may cause our stock’s market price to decline.

Outstanding options, warrants and other share issuance commitments may make it difficult for us to obtain additional capital on reasonable terms

     As of August 21, 2003, we had outstanding options and warrants to purchase Common Stock in an aggregate amount of 2,015,000 shares (including a commitment to issue warrants to purchase 410,000 common shares and excluding warrants to purchase 600,000 common shares, which due to the write-off of the Athabasca and Firebag prospects are deemed to be expired). See Note 8 to the Financial Statements. In addition the Company has agreed to issue certain of the API Canada creditors 2,776,560 common shares to settle $288,743 ($416,484 Cdn.) in debt and to issue the Limited Partnership 3,220,000 common shares for there working interests in the Athabasca Prospect. As long as these options, warrants and other share issuance commitments remain outstanding and unexercised, the terms under which we can obtain additional capital may be adversely affected because any new investors may not want to be diluted by lower priced securities. New investors may want to negotiate prices that are at or below the conversion price or exercise price of existing securities, which may adversely impact the terms upon which we can raise additional capital if at all.

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

Our shareholders may not rely upon dividends to generate income

     We have never paid any cash dividends on our Common Stock and we do not anticipate paying cash dividends on our Common Stock in the future. The future payment of dividends is directly dependent upon our future earnings, capital requirements, financial requirements, and other factors to be determined by our Board of Directors. It is anticipated that future earnings, if any, which may be generated from our operations, will be used to finance our growth, and that cash dividends will not be paid to our stockholders. In addition, we do not expect to generate any significant revenue for the foreseeable future. Because our common stock does not generate a steady stream of income for our stockholders, the only profit or gain our shareholders can hope to realize by virtue of their investment is that our stock will appreciate in value, which it may not do.

Cautionary Statement about Forward-Looking Statements

     This Annual Report on Form 10-KSB includes certain statements that may be deemed to be “forward-looking statements”. All statements, other than statements of historical facts, included in this Form 10-KSB that address activities, events or developments that Uranium Power Corporation’s management expects, believes or anticipates will or may occur in the future are forward looking statements. Examples of forward-looking statements may include discussion of such matters as:

•	The amount and nature of future capital, development and exploration expenditures;

•	Business strategies and development of new business plan; and;

•	Other similar matters such as those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Glossary of Common Oil and Gas Terms

     The terms defined in this section are used throughout this Form 10-KSB.

Alberta Government Royalty	The range of this royalty typically shall be from 0% during the first year to as much as 25% depending on circumstances such as whether the well is “exploratory” and its capability to produce commercial quantities of petroleum substances.

Precambrian Formation	Located below Paleozoic (Northeast Plains system) era.

Royalty interest	An interest in an oil and gas license(s) entitling the party to shares of oil and gas production free of costs of exploration, development and production and other costs.

Section of land	640 acres or 259.2 hectares or 1 square mile.

Woodbend Formation	Contained within the Upper Devonian (Northeast Plains) system of the Paleozoic era.

Working interest	The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and to share in the production.

Item 2. PROPERTIES

Athabasca Prospect

     The Athabasca Prospect is located adjacent to the city of Fort McMurray, which is located in the northeast part of the Province of Alberta. The prospect is comprised of four Alberta P & NG Licenses covering 97 sections of land (62,080 acres) located within Townships 89 and 90, Ranges 10 and 11, West of the 4th Meridian. Three of the P & NG Licenses were acquired by API Canada from the Government of the Province of Alberta (below the Woodbend formation), as license nos. 5401070160, 5401070162 and 5401070163. Separately During the year ended April 30, 2003 API Canada earned an interest in another P & NG License, the AOC License no. 5494040101 covering Section 32, Township 89, Range 10 W4M (640 acres below base of Precambrian formation) which contains the suspended 7-32 Well.

     During the year ended April 30, 2003, the Company re-entered, tested and deepened the 7-32 Well. In these efforts a total of $1,650,298 was spent. Various working interest holders contributed $846,507 towards the exploration costs of the 7-32 well and these were deducted from the Company’s exploration costs as shown on its statement of operations leaving a net exploration expense to the Company of $803,791. Despite some encouraging results, it was determined that economically viable amounts of hydrocarbons did not exist.

     As a result of the failure to find economically viable amount of hydrocarbons in the 7-32 Well and owing to the financial constraints put on the Company by its exploration activities it was determined that the Athabasca Prospect should be written off. The Company did not make the annual lease payments to the Government of Alberta of approximately $56,800 for the Athabasca Prospect when it was due in August 2003 and the P & NG Licenses will likely revert back to the Alberta Government.

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

     As a result of the failure to find economically viable amount of hydrocarbons within the Athabasca Prospect and owing to the financial constraints put on the Company by its exploration activities it was determined that the Firebag Prospect should be written off. The Company has no plans make the annual lease payments to the Government of Alberta of approximately $18,000 due October 2003 and the P & NG Licenses will likely revert to the Alberta Government.

Operations- Mineral Properties

Uranium Holdings Corporation

     The Company no longer owns the Hocking Lake or Henday Lake Properties. Rather, the Company owns a 20% interest in UHC. The following is a description of this mineral property, which is located in the Athabasca Basin of northern Saskatchewan, Canada.

Henday Lake and Hocking Lake

     The Henday Lake Property is located approximately 500 miles north of Regina, Saskatchewan and is comprised of three continuous mining claims totaling 9,275 hectares (22,920 acres) in the Henday and Mallen Lake area.

     These properties are largely undeveloped and there have been no previous mining operations on either the Henday Lake or the Hocking Lake Properties. However, various operators, have explored portions of the properties mainly during the 1970’s and 1980’s, by prospecting, geophysics and possibly some diamond drilling.

     As of April 30, 2002 all claims pertaining to the Hocking Lake property had lapsed and reverted back to the Canadian government.

     During the year UHC spent $32,875 (2002 — $50,000) on geophysics related to the Henday Lake property.

Saskatchewan Uranium Property

     On December 16, 1998, the Company executed a Joint Venture Agreement with PDC under which the Company was granted an option to gain an ownership interest in six uranium properties totaling 74,756 acres located in the Athabasca Basin. Approximately $1,900,000 Can. has been spent on these properties between 1995 and 1997 on geophysical surveys, lithogeochemical boulder sampling and diamond drilling. Five of the property claims have lapsed, leaving the Crawford property as the only remaining property.

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

     Pursuant to the terms of the agreement for this property the Company had a commitment to expend funds on exploration by December 31, 2002 which it did not meet. Therefore, the property reverted back to the optionor.

Reserves

     Effective April 30, 2003 we do not have any proven, probable nor any reserves.

Production

     Effective April 30, 2003 we do not have any production nor production revenue.

Drilling Activity

     On September 24, 2002 the Company began to retest the 7-32 Well. The Company’s objective was to test five intervals of interest as determined from log analysis by Ross Crain, P. Eng. of Spectrum 2000 Mindware Ltd. Following arrival and set up of the service rig two bridge plugs were drilled out and after roughly ten days of operations the 1994 well bore was cleared of debris and tubing and packers were run into the hole to commence testing. The Company’s test program consisted of the five intervals of interest noted above plus an additional one identified during the testing. During this testing phase the Company was encouraged with shows of light gravity crude oil and natural gas, however, the Company was not able to establish flow rates. This original test phase was slated to be conducted over seven to eight days but due to mechanical difficulties operations took more than twenty-five days to complete.

     As noted above the Company was encouraged from shows of crude oil and natural gas and therefore decided to deepen the 7-32 Well to the original seismic target objective of 2,150 meters. Due to the lack of industry experience and information about drilling in fractured granite formations, little was known about the drill penetration rate. The initial projection was for operations of eleven days. Actual drill operations commenced on December 13, 2002 and lasted a total of thirty-four days. The well was logged and the logs were delivered to Ross Crain for interpretation. A total of four different core samples were recovered and analyzed. During drill operations the wellsite geologist also reported shows of high gravity crude oil. Ross Crain recommended testing of two separate intervals and a total of six drill stem tests were conducted. As a result of the data recovered during testing, Ross Crain and an engineering representative of Baker Hughes recommended the well be swabbed to near atmospheric pressure to allow fluids to move in through the fractures.

     On January 30, 2003 a service rig was moved to the 7-32 Well site to swab dry whatever fluid accumulated in the bore-hole. Operations were forecast to take six days, however, due to ongoing mechanical problems and a significant inflow of water from up the hole, which took roughly thirty-six days to control, actual operations spanned fifty-one days. Pressure gauges were then installed at the wellhead and have been periodically monitored, however, no significant pressure has been detected.

     The original 1993 seismic field data was purchased and reprocessed. A very good quality synthetic comparison was developed between the original seismic data and the logs for the 7-32 Well.

     Arising from that process the Company discovered two additional potential seismic features within the sedimentary horizons above the basement contact at approximately 450 — 540 meters. The Company believed the newly identified potential targets could hold significant oil reserves. To further investigate these two new additional targets the Company retained the services of Dove & Kay Exploration and Ken Murray, P. Geol. to review and make recommendations. Their recommendation was that it was unlikely that hydrocarbons existed from a geological perspective and that as such further geophysical or other investigations of these potential targets was not recommended.

     Although there was some initial interest from industry partners in doing a joint venture with the Company to further explore the Athabasca and Firebag Prospects this interest died out. Therefore, as a result of the failure to find economically viable amounts of hydrocarbons from the exploration of the 7-32 Well, lack of any other identified targets of interest, financial constraints put on the Company as a result of its exploration activities and the lack of interest from potential industry partners it was determined that the Athabasca and Firebag Prospects should be written off and not pursued further.

Item 3. Legal Proceedings

     The Company is not a party to any legal proceedings required to be reported in this Report. However, its affiliate API Canada is subject to the following legal proceedings:

•	A judgment was issued against API Canada for $25,200 Cdn in favor of Newalta Corporation. The judgment was issued July 8, 2003 by the Provincial Court of Alberta, Civil Division.

•	Blackbird Well Services Ltd. claims it is owed approximately $250,000 Cdn. by API Canada. Blackbird filed a formal action but the action has been adjourned by agreement until September 16, 2003. A Petition For Receiving Order was filed by Blackbird on June 9, 2003 in The Court of Queen’s Bench of Alberta, In Bankruptcy, Judicial District of Calgary as Court No. BK01-086312; adjourned by agreement to July 15, 2003; adjourned by agreement to July 29, 2003; a Consent Receiving Order was endorsed July 15, 2003; adjourned by agreement to August 26, 2003 and presently scheduled for September 16, 2003.

•	Wellco Energy Services, Inc. filed a statement of claim against API Canada for $49,961.51 on April 2, 2003 and a Certificate of Lis Pendens was issued July 17, 2003 in favor of Wellco. All filings were made in the Court of Queens Bench of Alberta, Judicial District of Calgary. API Canada has not filed a statement of defense, and does not intend to do so.

•	David Del Bianco, Euro-Am Pacific Enterprises Ltd., filed a statement of claim against Hunt, Anhydride Oil Corporation and API Canada claiming that the plaintiffs owned a 63.3% interest in the 7-32 Well. The filings were made in the Court of Queen’s Bench of Alberta, Judicial District of Edmonton. A statement of defense was filed by API Canada, et al., but given that the property has no merit it will not be actively pursued. The Company believes the claim is frivolous and without merit and as such no amount has been accrued by the Company at April 30, 2003. API Canada contemporaneously filed counterclaims that in the event the plaintiffs’ allegations are sustained, they have been unjustly enriched by API Canada, as such are obliged to pay roughly $1.7 million Cdn.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

Market Information

     The Company’s Common Stock is traded on the NASD Over-the-Counter Bulletin Board under the symbol URMPE. The following table sets forth the high and low closing prices of the Company’s common stock during the periods indicated as reported by the Internet source Yahoo Finance (http://finance.yahoo.com). The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may represent actual transactions.

	Fiscal Quarter	High Bid Price	Low Bid Price

Fiscal	4th Quarter (2/1/03 – 4/30/03)	$0.37	$0.09
Year End	3rd Quarter (11/1/02 – 1/31/03)	0.38	0.12
April 30,	2nd Quarter (8/1/02 – 10/31/02)	0.35	0.11
2003	1st Quarter (5/1/02 – 7/31/02)	0.47	0.28

Fiscal	4th Quarter (2/1/02 – 4/30/02)	$0.51	$0.35
Year End
April 30,
2002

     The closing price of the Common Stock as reported on August 21, 2003, was $0.13 per share.

     Pursuant to Article 6 of the Rules for the Regulated Unofficial Market and Article 40 of the Rules and Regulations for the Frankfurt Stock Exchange, the Company’s shares were listed to trade on the trading floor and on Xetra, the Deutsche Borse AG electronic trading system, as of September 25, 2001 under the symbol URP.

Holders

     As of September 2, 2003, there were 109 holders of the Company’s Common Stock, who collectively held 17,344,500 issued and outstanding shares.

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

     Also on September 24, 2002, the Company issued options, under its 2000 stock option plan, to purchase 250,000 shares of Common stock to each of Robert Hodgkinson and Robert Edwards at $0.27 per share until August 21, 2006 and options, not under a stock option plan, to purchase 150,000 shares of Common stock to Bruce Lazier at $0.27 per share until March 31, 2003. These options were issued in reliance on the exemption from registration contained in Section 4(2) of the Act. The options issued to Mr. Lazier expired unexercised March 31, 2003.

     On November 14, 2002, the Company issued 400,000 shares of Common Stock to George Orr in a private placement for a purchase price of $0.10 per share. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

     On December 30, 2002 the Company issued 500,000 shares of Common Stock to Terence F. Schorn, 32,680 shares of Common Stock to Future Ventures Capital Ltd. and 32,680 shares of Common Stock to BSM Enterprises Ltd. in private placements for a purchase price of $0.10 per share. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

     On February 3, 2003, the Company issued 159,640 shares of Common Stock to Tim Brock in a private placement for a purchase price of $0.10 per share. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

     On March 21, 2003 the Company issued options, under its 2002 stock option plan, to purchase 585,000 shares of Common stock to Tim Brock at $0.20 per share until March 20, 2004. This option was issued in reliance on the exemption from registration contained in Section 4(2) of the Act. These options were exercised and the shares issued on March 21, 2003, in reliance on the exemption from registration contained in Section 4(2) of the Act.

     On April 2, 2003 the Company agreed to change the price of an option, issued under its 2002 stock option plan, to George Orr whereby the amended terms of the option called for Mr. Orr to have the right to acquire up to 550,000 shares of Common stock at $0.11 per share until May 30, 2005. This option was exercised on April 8, 2003 and the shares issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

     On April 28, 2003 the Company issued options, under its 2002 stock option plan, to purchase 410,000 shares of Common stock to Tim Brock at $0.12 per share until April 25, 2004. This option was issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

     After the end of the period, but prior to the preparation of this report, on May 2, 2003 Mr. Brock exercised options, under the 2002 stock option plan, to purchase 410,000 shares of Common stock at $0.12 per share. These shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

     After the end of the period, but prior to the preparation of this report, on May 28, 2003 the Company cancelled options, under its 2002 stock option plan, to purchase 400,000 shares of Common stock held by Doug Cannaday. On the same day the Company issued options, under its 2002 stock option plan, to purchase 400,000 shares of Common stock to George Orr at $0.11 per share until June 28, 2004. This option was issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

     After the end of the period, but prior to the preparation of this report, on May 29, 2003 Mr. Orr exercised options, under the 2002 stock option plan, to purchase 400,000 shares of Common stock at $0.11 per share. These shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

     After the end of the period, but prior to the preparation of this report, on June 20, 2003 the Company adopted an incentive and non-statutory stock option plan, whereby 2,500,000 shares of common stock may be optioned. The stock option plan has not been adopted or ratified by the shareholders of the Company. Incentive options may be granted at any price for a period of ten years following the effective date of the plan and once granted, with certain exceptions. The plan is valid for a period of ten years.

     After the end of the period, but prior to the preparation of this report, on June 20, 2003 the Company issued options, under its 2003 stock option plan, to purchase 300,000 shares of Common stock to Doug Cannaday, 180,000 shares of Common stock to Peter Laipnieks, 180,000 shares of Common stock to John Kuhne and 90,000 shares of Common stock to Frank Quinby. These options were issued at a deemed price of $0.10 per share, in reliance on the exemption from registration contained in Section 4(2) of the Act, for consulting services rendered to the Company and the shares were issued on July 25, 2003.

     After the end of the period, but prior to the preparation of this report, on June 25, 2003 the Company issued options, under its 2003 stock option plan, to purchase 400,000 shares of Common stock to Terence Schorn at $0.10 per share until June 25, 2004. Mr. Schorn exercised this option on June 27, 2003. The option and shares issued were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

     After the end of the period, but prior to the preparation of this report, on July 11, 2003 the 1,500,000 warrants to purchase that same number of shares of Common stock, of which 483,000 warrants had vested, issued to the Limited Partnership expired unexercised.

     After the end of the period, but prior to the preparation of this report, on July 31, 2003 the Company issued options, under its 2003 stock option plan, to purchase 500,000 shares of Common stock to Tim Brock at $0.06 per share until July 31, 2004. Mr. Brock exercised this option on August 6, 2003. The option and shares issued were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

     After the end of the period, but prior to the preparation of this report, on August 12, 2003 the Company issued bonus shares, under its 2003 stock option plan, for consulting services at a deemed price of $0.10 per share as to 100,000 shares of Common Stock to each of Randal Pow, Steve McGuire and Mike Parker. The option and shares issued were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

     After the end of the period, but prior to the preparation of this report, on August 15, 2003 the Company issued options, under its 2003 stock option plan, to purchase 150,000 shares of Common stock to Terence Schorn at $0.09 per share until August 15, 2004. Mr. Schorn exercised this option on August 15, 2003. The option and shares issued were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

     After the end of the period, but prior to the preparation of this report, on August 15, 2003 the Company issued options, under its 2003 stock option plan, to purchase 150,000 shares of Common stock to Tim Brock at $0.09 per share until August 15, 2004. Mr. Brock exercised this option on August 15, 2003. The option and shares issued were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

     After the end of the period, but prior to the preparation of this report, in an attempt to settle outstanding liabilities of API Canada, the Company made an offer to creditors to settle outstanding debts for shares of the Company at $0.104 ($0.15 Cdn.) per share. The Company has received acceptances from creditors totalling $288,743 ($416,484 Cdn.) which represents 2,776,560 common shares. To date, the shares have yet to be issued. These shares when issued will be issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

     After the end of the period, but prior to the preparation of this report, on May 1, 2003 the Company agreed to acquire the interests of the Limited Partnership for 3,220,000 common shares of the Company, which have yet to be issued. These shares when issued will be issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

     Pursuant to agreements with its joint venture partners the Company is committed to issue warrants to purchase up to 410,000 shares of Common stock at an exercise price of $0.25 per share. The Company has not yet issued 350,000 warrants to Larry Thompson which will expire on November 25, 2003, James Billingsley as to 10,000 warrants which expire on February 27, 2004, Robert Burnett as to 10,000 warrants which expire on February 28, 2004 and to Peter Brown as to 40,000 warrants which expire on March 3, 2004. These warrants will be issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation. (All amounts are in US dollars unless otherwise indicated.)

     The Company is in the exploration stage and does not currently have any income from operating activities. The Company has a working capital deficit of $1,846,130 (2002 — $473,604), minimal other capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has accumulated stockholder’s deficiency of $1,845,314 (2002 — equity $257,526). In prior years the investment in resource properties comprised significantly all of the Company’s assets. These investments have been written off in the 2003 fiscal year, as the Company currently has no plans for further development of these properties. Management intends to raise additional capital through share issuances to finance operations and invest in other business opportunities, however, no assurance can be given that he Company will be successful in raising additional capital or that other business opportunities will be found.

     Our principal business activity during the year ended April 30, 2003 was the exploration by API Canada of the 7-32 Well on the Athabasca prospect. During the year a total of $1,650,298 was spent on the re-entering and deepening of the 7-32 Well. Of this amount various joint venture partners contributed a total of $846,507 towards these costs, leaving net exploration expenditures to the Company of $803,791 and API Canada with accounts payable related to this exploration of $718,462 as at April 30, 2003. As a result of the failure to find economically viable amounts of hydrocarbons within the Athabasca Prospect and owing to financial constraints put on API Canada as a result of its exploration activities, it was determined that both the Athabasca and Firebag Prospects should be written off and $822,218 was charged to operations. While the Company plans to continue to evaluate petroleum properties. The Company currently does not have any petroleum property prospects, nor can there be any assurance that the Company will find a viable oil and gas project in the future.

     As a result of the Company’s focus on oil and gas exploration during fiscal 2003 the Company did not meet its exploration requirements on its Saskatchewan uranium properties and they reverted back to the original optionor.

     The Company retains an indirect interest in the Henday Lake Uranium property through its 20% equity investment in UHC, however, the Company does not view this property to be of substantial merit. The Company plans to continue to hold its investment in UHC but its interest may be diluted if it is unable to meet exploration expenditures on a timely basis.

     As noted above, the primary focus of the Company this fiscal year was on exploration work pertaining to the 7-32 Well. As a result of the requirement to raise substantial funds for exploration and to attract joint venture partners the Company spent a total of $210,101 in advertising and promotion (2002 - $78,703). Professional fees of $161,206 (2002 - $18,657) are a result of additional work related to bringing on joint venture partners and also as a result of additional administrative costs related to being much more active than in the past. Consulting expenses for the year ended April 30, 2003 amounted to $121,124 (2002 – $77,600) and included $76,124 (2002 – $77,600) for options granted to consultants as valued by the Black-Scholes pricing method. Management fees of $100,721 (2002 – $90,410) were consistent with the prior year.

     In total the Company experienced a net loss of $2,289,124 or $0.18 per share for the year ended April 30, 2003, compared to a net loss of $352,708 or $0.04 per share for the year ended April 30, 2002. The Company expects to continue to incur operating losses and will continue to be dependent on additional equity or debt sales and or property joint ventures to fund its activities in the future.

     As noted above API Canada has incurred significant trade payables in pursuit of its exploration activities, which totaled to $718,462 at April 30, 2003. In an attempt to settle these liabilities, the Company made an offer to API Canada creditors to settle outstanding debts for shares of the Company at $0.10 ($0.15 Cdn.) per share. The Company has received acceptances from creditors totalling $288,743 ($416,484 Cdn.), which represents 2,776,560 common shares. To date, the shares have yet to be issued. Certain of the creditors have rejected this offer and threatened receivership proceedings against API Canada unless they are paid in full. See “Legal Proceedings” above. API Canada does not have the resources to meet these demands and the Company has determined that it will not commit further resources to API Canada or defend such action should the creditors take it.

     The Company, subsequent to April 30, 2003, entered into a license agreement, subject to yet to be agreed upon compensation to West Peak Ventures of Canada Ltd. for assigning the license agreement to the Company, with Earth Energy Resources Ltd. (“Earth Energy”) for the use of its proprietary catalytic process. This process includes a proprietary catalyst in conjunction with processing equipment to separate hydrocarbons from sand, shale or soil. Under the terms of the underlying license agreement, the Company will pay $347,222 ($500,000 Cdn.) by 2005, with initial payments of $69,444 ($100,000 Cdn.) to be used to determine the feasibility of the process. The Company will also pay a royalty of 7% and will purchase catalyst and processing equipment from Earth Energy Resources Ltd. for cost plus 25%. The Central and South American license agreement is a three-year option on the same terms with the exception that the license fee is a one-time payment of $500,000 US.

     During August 2003 the Company conducted initial testing of the Earth Energy process and is currently awaiting the results of that testing to determine further work to be done to determine the feasibility of the process. The initial payments $69,444 ($100,000 Cdn.) are to be funded by way of related party advances. The Company is not obligated to proceed and may stop funding at anytime. Should the Earth Energy process prove to be economically feasible it is expected that this may become the core business of the Company. However, the Company is at the initial stages of determining feasibility and additional testing must be done to determine if the process is viable.

     The Company will require additional funds to support its operations over the next 12 months, and plans to raise funds by way of equity or debt issuances and or joint venture agreements pertaining to projects the Company is involved in. No assurance can be given that the Company will be successful in finding joint venture partners for its properties, that its joint venture partners will fund necessary amounts, that related parties will continue to advance funds to the Company, that buyers for its properties may be found and that the Company will be able to attract sufficient equity or debt funding.

Item 7. Financial Statements and Supplementary Data

     See Financial Statements and Supplementary Data following the Exhibit Index of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) The following table sets forth as of April 30, 2003 and through the date of the preparation of this report, the names and ages of the current directors and executive officers of the Company, and the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the board of directors. Executive officers serve terms of one year or until their death, resignation or removal by the board of directors. The present term of office of each director will expire at the next annual meeting of shareholders. Each executive officer will hold office until his successor duly is elected and qualified, until his resignation or until he is removed in the manner provided by the Company’s bylaws.

Name of Director or	Officer or
Officer and Position	Director		Other Office(s) Held and Business
in the Company	Since	Age	Experience

Thornton J. Donaldson Chief Financial Officer and Director	1998	74	President of the Company since its inception in April 1998. Secretary of the Company from April 1998 through July 1998. President of Rich Coast, Inc., an industrial waste treatment company located in Dearborn, Michigan from 1984 to 1993, and a Director of Rich Coast, Inc. from 1993 to 1999. Director of Lorex Resources, Ltd., a mineral exploration company located in Vancouver, British Columbia since July 1999. President and sole director of United Corporate Advisers Ltd., a geological and financial consulting business founded by Mr. Donaldson in 1970. Self-employed as a consulting geologist and financial advisor from 1978 through the present.

Name of Director or	Officer or
Officer and Position	Director		Other Office(s) Held and Business
in the Company	Since	Age	Experience

Douglas W. Cannaday President and Chief Executive Officer	2002	51	President of the Company since May 16, 2002. President of the Company’s indirect subsidiary, API Canada between July 16, 2002 and July 24, 2003. President and director of Hampton CourtResources Ecuador S.A. since April 2002; President and Director of Riomin Resources S.A. from October 1999 thru Present; President and director of Morrisey Development Corporation from 1991 thru 1999; President and director of Tod Mountain Development Ltd. and Tod Mountain Resorts Ltd. from 1979 thru 1992; President and Director of Artesian Oil & Gas Ltd. from 1978 thru 1984; President and Director of Artesian Petroleum Corporation from 1979 thru 1984.

Michel David Executive Vice-President And Director	2002	50	Executive Vice-President and Director of the Company since May 15, 2002 until June 23, 2003. In the past Mr. David was a Director of Malartic Hygrade, Mirandor Inc., Sphinx Inc., Mimiska Inc., Link Mineral Ventures Inc. and Maymac Petroleum Inc.

William G. Timmins Secretary and Director	1998	66	Secretary of the Company since July 1998. Self-employed as President of WGT Consultants, Ltd. from 1983 to present as a geological consultant for numerous mining companies in Canada, the United States, Central and South America, Australia and New Zealand. Director of Monalta Resources Ltd., a mineral exploration company located in West Vancouver, British Columbia from April 1998 to present.

Except as indicated in the above table, no director of the Company is a director of an entity that has its securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

     Section 16 (a) of the Securities Exchange Act of 1934 requires the Company’s directors, directors and beneficial owners of more than 10% of the Company’s Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and 10% or greater owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company’s executive officers, directors and 10% or greater owners, the following reports were not timely filed:

•	Michel David failed to file reports on Forms 3, 4 or 5. As such, one transaction was not reported; and

•	Douglas W. Cannaday filed two reports on Forms 4 late, reporting three transactions on an untimely basis; and

•	Thornton J. Donaldson failed to file on Forms 4 or 5 to report transactions relating to the grant of options to purchase 175,000 shares of Common Stock in August 2001, the grant of options to purchase 200,000 shares of Common Stock in September 2002, and the disposition of 100,000 shares of Common Stock; and

•	William G. Timmins failed to file on Forms 4 or 5 to report transactions relating to the grant of an option to purchase 25,000 shares of Common Stock in August 2001 and the disposition of 100,000 shares of Common Stock.

Item 10. Executive Compensation

Compensation and other Benefits of Executive Officers.

     The following table sets out the compensation received for the fiscal years April 30, 2003, 2002 and 2001 in respect to each of the individuals who were the Company’s chief executive officer at any time during the last fiscal year and the Company’s four most highly compensated executive officers whose total salary and bonus exceeded $100,000 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

FISCAL YEAR COMPENSATION						LONG TERM COMPENSATION
					Awards		Payouts

					Securities
Name and				Other	Underlying	Restricted Shares		All other
Principal		Salary	Bonus	Annual	Option/SARs	or Restricted Share	LTIP Payouts	Compensation
Position	Year	($)	($)	Compensation	Granted	Units	($)	($)

Douglas Cannaday,	2003	$56,000	$30,000	0	400,000 (3)	0	0	0
President(2)

Thornton	2003	0	0	0	200,000	0	0	0
Donaldson,	2002	0	0	0	175,000	0	0	0
Former	2001	0	0	0		0	0	0
President(1)

(1)	Mr. Donaldson served as President from April, 1998 to May 16, 2002.

(2)	Mr. Cannaday served as President from May 16, 2002 to September 15, 2003.

(3)	These options were cancelled by the Company May 28, 2003.

Agreements with Management.

     Effective May 6, 2002, the Company entered into an employment agreement with Doug Cannaday, its new President (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, Mr. Cannaday shall receive monthly compensation in the amount of $6,000 (Cdn.) and was granted an option to purchase 400,000 shares of the Company’s common stock at $0.25 per share until May 6, 2005, which was cancelled May 28, 2003. The Company has agreed to issue a replacement option in the future, however, as yet this option has not been issued. In addition, Mr. Cannaday was granted a royalty interest of 0.2% on certain of the Company’s petroleum and natural gas prospects from October Sun. At the latter of three months from the effective date of the Employment Agreement or at such time as the outcome of a certain well project is known, the Company and Cannaday shall renegotiate the remuneration paid to

Cannaday under the Employment Agreement. During the year ended April 30, 2003 the Board of Directors granted Mr. Cannaday a bonus of $30,000 in reflection of his work performed on the Athabasca Prospect. On June 20, 2003 Mr. Cannaday was granted options to acquire up to 300,000 shares of Common stock at $0.10 per share, this option was exercised July 25, 2003 against his accrued bonus noted above. Effective September 15, 2003, Mr. Cannaday was removed as President.

     Effective May 15, 2002, the Company entered into an employment arrangement with Michel David, who then became a director of the Company (“David Employment Agreement”). Pursuant to the terms of the David Employment Agreement, Mr. David, under certain conditions was entitled to receive monthly compensation in the amount of $3,000 Cdn. and was granted an option to purchase 200,000 shares of the Company’s common stock for a period of two years at an exercise price of $0.25 per share until May 15, 2005. In addition, Mr. David was granted a royalty interest of 0.1% on certain of the Company’s petroleum and natural gas prospects by October Sun. In the event Mr. David is terminated for cause any options not exercised are cancelled. The Company and Mr. David have agreed on his compensation being $3,271 ($5,000 Cdn.). Mr. David resigned on June 23, 2003.

     There are no other arrangements or understandings between any executive officer and any director or other person pursuant to which any person was selected as a director or an executive officer.

Option/Stock Appreciation Rights (“SAR”) Grants during the most recently completed Fiscal Year.

     The following table sets out the stock options and stock warrants granted as bonuses, which were granted by the Company during 2003 to the Named Executive Officers of the Company.

OPTION/SAR GRANTS IN PREVIOUS YEAR
INDIVIDUAL GAINS

	Number of	% of Total
	Securities	Options/SARs
	Underlying	Granted to
	Options/SARs	Employees in	Exercise or Base	Market Price on
Name	Granted (#)	Fiscal Year	Price ($/Sh)	Date of Grant	Expiration Date

Doug Cannaday(2)	400,000 (3)	67%	$0.25	$0.25	May 6, 2005
Thornton Donaldson(1)	200,000	33%	$0.25	$0.25	May 15, 2005

(1)	Mr. Donaldson served as President from April, 1998 to May 16, 2002.

(2)	Mr. Cannaday served as President from May 16, 2002 to September 15, 2003.

(3)	This option was cancelled on May 28, 2003.

Aggregated Option/SAR Exercised in Last Financial Year and Fiscal Year-End Option/SAR Values.

     The following table sets out all option/SARs and warrants granted as bonuses which were exercised by the Named Executive Officers during the most recently completed fiscal year and the values of options/SARs and warrants for such persons as of the end of the most recently completed fiscal year.

     Aggregated Option/SAR Exercised in Last Fiscal Year and FY-End Option/SAR Values

Number of
Securities
			Underlying	Value of
			Unexercised	Unexercised
			Options/SARs at	Options/SARs at
	Shares		FY-End (#)	FY-End ($)
	Acquired on		Exercisable/	Exercisable/
Name	Exercise (#)	Value Realized ($)	Unexercisable	Unexercisable

Doug Cannaday(2)	0	0	400,000
Thornton Donaldson(1)	0	0	375,000

(1)	Mr. Donaldson served as President from April, 1998 to May 16, 2002.

(2)	Mr. Cannaday served as President from May 16, 2002 to September 15, 2003.

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

Repricing of Options.

     Options to George Orr issued September 24, 2002 to acquire 550,000 shares of Common stock at $0.25 until May 30, 2005 were repriced to $0.11 per share on April 2, 2003 by resolution of the board of directors. Mr. Orr is a consultant of the Company and receives compensation for his services through the issuance of stock options from time-to-time. To incentivise Mr. Orr to continue to perform accounting services for the Company, the board of directors repriced the options described above to reflect the market price at the time of repricing. During the year ended April 30, 2003, Mr. Orr also billed the Company fees for these services of $8,335.59 that remain unpaid.

Item 11. Security Ownership of Management and Certain Beneficial Owners

a) Security ownership of management

     The following table sets forth as of August 21, 2003, the number of shares of the Company’s outstanding $0.001 par value common stock beneficially owned by each of the Company’s current directors and the Company’s executive officers and the number of shares beneficially owned by all of the Company’s current directors and named executive officers as a group:

		Amount and		Percent of
Name and Address of		Nature of Beneficial		Common
Beneficial Owner	Position	Ownership		Stock

Douglas W. Cannaday 685-440 10816 MacLeod Trail S. Calgary, Alberta Canada, T2J 5N8	President(1)	600,000	(1)	3.5%

Thornton J. Donaldson 206 – 475 Howe Street Vancouver, B.C. V6C 2B3 Canada	Director	672,000	(2)	3.9%

William G. Timmins 410 – 455 Granville Street Vancouver, B.C. V6C 1T1 Canada	Secretary and Director	225,000	(3)	1.3%

All current directors and executive officers as a group (three persons)		1,497,000	(4)	8.7%

(1)	Mr. Cannaday became President of the Company on May 16, 2002 and was removed effective September 15, 2003. Mr. Cannaday’s beneficial ownership consists entirely of the following: (i) 300,000 shares of the Company’s common stock; (ii) options to purchase 200,000 shares of the Company’s common stock at a price per share of $0.01 pursuant to an Option Agreement by and between Mr. Cannaday and a third party dated May 6, 2002; and (iii) an option to purchase 100,000 shares of the Company’s common stock at a price per share of $0.27 pursuant to an Option Agreement by and between Mr. Cannaday, Robert Edwards and Hodgkinson Equities Corporation dated July 18, 2002, until August 21, 2006.

(2)	Mr. Donaldson resigned as President from the Company on May 16, 2002. Includes 22,000 shares owned by Mr. Donaldson’s spouse and 175,000 shares owned by United Corporate Advisors, Ltd., of which Mr. Donaldson is the President, a Director and shareholder. Also includes options to purchase 175,000 shares of Common Stock at a price per share of $0.27 until August 21, 2006 and options to purchase 200,000 shares of Common Stock at a price per share of $0.25 until May 15, 2005.

(3)	Includes 150,000 shares owned by Mr. Timmins’ spouse. Also includes options to purchase 25,000 shares of Common Stock at a price per share of $0.27 until August 21, 2006.

(4)	Includes securities reflected in footnotes 1 – 3.

b) Security Ownership of Certain Beneficial Owners

     The following table sets forth as of August 21, 2003, the number of shares of the Company’s outstanding $0.001 par value common stock beneficially owned by each person who owned of record, or was known to own beneficially, more than 5% of the Company’s outstanding shares of common stock:

	Amount and Nature	Percentage of
Name and Address of	of Beneficial	Common
Beneficial Owner	Ownership	Stock

October Sun 241 Ridge Street,	3,950,000	22.8%
Fourth Floor, Reno, Nevada 89501

c) Changes in Control. There are no current arrangements or agreements pledging securities that could in the future result in a change of control of the Company.

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

Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	to be Issued upon	Weighted Average	under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(excluding securities
	Options, Warrants,	Options, Warrants,	reflected in column
	and Rights	and Rights	(a))
Plan Category	(a)(1)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	0	n/a	0

Equity Compensation Plans Not Approved	1,050,000	$0.27	0
by Security Holders
Total	1,050,000	$0.27	0

(1)	2000 Stock Option Plan. Our Board of Directors adopted the 2000 Stock Option Plan, effective June 15, 2000. The stock option plan has not been adopted or ratified by our shareholders. The stock option plan was adopted by the Board of Directors in order to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to the Company’s employees and to promote the success of the Company’s business. The Company reserved 1,200,000 shares of its Common Stock under the stock option plan. As of the date of this Report, all options under the 2000 Stock Option Plan have been granted.

Number of Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		under Equity
	Issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(excluding
	Outstanding	Outstanding	securities
	Options, Warrants,	Options, Warrants,	reflected in column
	and Rights	and Rights	(a))
Plan Category	(a)(2)	(b)	(c)

Equity Compensation Plans Approved by	0	n/a	0
Security Holders

Equity Compensation Plans Not Approved	555,000	$0.25	0
by Security Holders
Total	555,000	$0.25	0

(2)	2002 Stock Option Plan. Our Board of Directors adopted the 2002 Stock Option Plan, effective September 24, 2002. The stock option plan has not been adopted or ratified by our shareholders. The stock option plan was adopted by the Board of Directors in order to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to the Company’s employees and to promote the success of the Company’s business. The Company reserved 2,500,000 shares of its Common Stock under the stock option plan. As of the date of this Report, all options under the 2002 Stock Option Plan have been granted.

Number of Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		under Equity
	Issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(excluding
	Outstanding	Outstanding	securities
	Options, Warrants,	Options, Warrants,	reflected in column
	and Rights	and Rights	(a))
Plan Category	(a)(1)	(b)	(c)

Equity Compensation Plans Approved by	0	n/a	0
Security Holders

Equity Compensation Plans Not Approved	0	n/a	250,000
by Security Holders
Total	0	n/a	250,000

(3)	2003 Stock Option Plan. Our Board of Directors adopted the 2003 Stock Option Plan, effective June 3, 2003. The stock option plan has not been adopted or ratified by our shareholders. The stock option plan was adopted by the Board of Directors in order to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to the Company’s employees and to promote the success of the Company’s business. The Company reserved 2,500,000 shares of its Common Stock under the stock option plan. As of the date of this Report, 250,000 options under the 2003 Stock Option Plan have yet to be granted.

Item 12. Certain Relationships and Related Transactions

     James R. Billingsley, a former director of the Company, is the registered owner of the entire Billingsley Claim, and thus, has an interest in the Company’s option to acquire rights to explore and develop the Billingsley Claim. In addition, Mr. Billingsley is a Director of Pacific Amber Resources Ltd., and therefore, has an interest in the Company’s Property Option Agreement with Pacific Amber Resources Ltd. with respect to the PDC Properties. The Board of Directors of the Company is aware of Mr. Billingsley’s interests in the Billingsley Claim and in Pacific Amber Resources Ltd. The terms of the option agreement were negotiated by Thornton Donaldson and Mr. Billingsley before Mr. Billingsley became a Director of the Company. The agreement involving the Company and Mr. Billingsley’s claim was handled as an arms-length transaction.

     October Sun, a Nevada Corporation (“October Sun”), a greater than 5% beneficial owner of the Company’s shares, and the Company were parties an Option Agreement, dated as of September 10, 2001 (the “Option Agreement”), whereby October Sun granted the Company the right to purchase all of the outstanding shares of its wholly-owned subsidiary — API Canada. Pursuant to the October Sun Option Agreement the Company: (i) made a payment of $75,000 to October Sun; (ii) issued to two third parties each a warrant to acquire up to 500,000 common shares at a purchase price of $0.01 per share until July 25, 2003; (iii) issued to two third parties each options to purchase up to 250,000 common shares at an exercise price of $0.27 per share until August 21, 2006; and (iv) agreed to pay costs up to a maximum of $60,000 ($100,000 Cdn.) for the completion or abandonment of the 7-32 Well if the October Sun Option Agreement was not exercised. On April 30, 2002, the Company and October Sun closed the transaction contemplated by the Option Agreement pursuant to the terms and provisions of that certain Agreement and Plan of Reorganization, dated April 30, 2002 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Anhydride Petroleum (USA) (“Anhydride USA”), a wholly owned subsidiary of October Sun, which in turn owned all of the outstanding capital stock of API Canada, was merged with and into a wholly owned subsidiary of the Company, UPC Merger, Inc., a Colorado corporation, with the entity surviving the merger being a wholly owned subsidiary of the Company named Anhydride Petroleum (USA), and owning all of the outstanding capital stock of API Canada. As a result of the transaction, the Company (i) issued to October Sun an demand promissory note in the principal amount of U.S. $100,000, bearing interest at a rate of prime plus 2%; (ii) 3,950,000 shares of the Company’s Common Stock, $0.001 par value; and (iii) a warrant to purchase up to 500,000 shares of the Company’s Common Stock, $0.001 par value, at a purchase price of $0.01 per share, which warrant expires April 30, 2003, which warrant was subsequently cancelled and replaced with a warrant issued to Anhydride Oil Corporation whereby it may purchase 600,000 up to 600,000 shares of the Company’s Common Stock, $0.001 par value, at a purchase price of $0.01 per share, which warrant expires August 30, 2004. As a result of the merger, the Company through its wholly owned subsidiary, Anhydride USA, which owns all of the issued and outstanding shares of API Canada, became the owner of certain parcels, mining rights, and licenses, subject to certain working interests, collectively known as the Anhydride Rights.

     In addition to the consideration received by October Sun in connection with the Merger Agreement, October Sun was paid by the Company a management fee in the amount of $72,000 (2002 -$90,410.)

     October Sun also retained a 1% – 1.36% gross overriding royalty interest in the Athabasca and Firebag Prospects which were written off during the year ended April 30, 2003.

     In connection with, and as a condition to, the consummation of the Merger Agreement on April 30, 2002, each of Robert Edwards and Hodgkinson Equities Corp or its assignee 858642 Alberta Ltd., who at that time were greater than 5% beneficial owners of the Company’s shares, were each issued a warrant to purchase up to 500,000 shares of the Company’s Common Stock, $0.001 par value, at a purchase price of $0.01 per share, which warrant expired July 25, 2003 unexercised.

     The Company is party to a Joint Venture Agreement dated April 30, 2002 between the Company and Anhydride Oil Corporation (“AOC”), among others (the “AOC Joint Venture Agreement”). AOC is the present owner of the 7-32 well and AOC License, however upon completion of the testing of the 7-32 Well on or before September 15, 2002, which is expected to involve the spending of $156,250 ($250,000 Cdn.) the Company earns its interest. AOC shall retain a 27.25% working interest after payout, subject to gross overriding royalty interests amounting to 9.5% and government royalties. Out of the 9.5% gross overriding royalty, 5% is payable to AOC. Additionally, AOC holds an 18.25% working interest in each of the five API Canada Licenses covering the Athabasca and the Firebag Prospects. Under certain conditions AOC is entitled to exercise a Warrant to purchase 600,000 common shares from the Company’s treasury for $0.01 valid until August 30, 2004. The conditions of the warrant require that a well be successfully completed from which is established continuous commercial production of petroleum substances for a period of not less than 30 consecutive days. As the exploration of the Athabasca Prospect proved not to be successful this warrant has been deemed expired. Upon a successful well, the Company is obliged to pay to AOC a one-time cash payment of $60,000 ($100,000 Cdn.), which given that the Athabasca and Firebag Prospects were written off as of April 30, 2003 will not be paid.

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

     Also, effective May 6, 2002, Doug Cannaday entered into an Option Agreement with a third party, pursuant to which Mr. Cannaday has the right to purchase 200,000 of the Company’s common stock from the third party at an exercise price of $0.01 per share. Mr. Cannaday was granted a royalty interest of 0.2% on certain of the Company’s petroleum and natural gas prospects by October Sun, which were written off by the Company as of April 30, 2003.

     In satisfaction of the above noted obligation to issue options, on September 24, 2002, the Company issued Mr. Cannaday options to purchase 400,000 shares of Common stock at $0.25 per share until May 6, 2005, which were cancelled May 28, 2003. During the year ended April 30, 2003 Mr. Cannaday was paid a total of $86,000 (2002 - $0), including a bonus of $30,000, which was settled by the issuance of 300,000 bonus shares at a deemed price of $0.10 per share on July 25, 2003, and a cash bonus of $15,000 Cdn. Effective September 15, 2003, Mr. Cannaday was removed as President.

     Effective May 15, 2002, the Company entered into an employment agreement with Michel David an officer and director of the Company. Pursuant to the terms of this agreement Mr. David is to receive monthly compensation in the amount of $3,000 Cdn. monthly and an option to purchase 200,000 shares of the Company’s common stock for a period of two years at an exercise price of $0.35 per share. Also, effective May 15, 2002, Mr. David entered into an Option Agreement with a third party, pursuant to which he has the right to purchase 100,000 of the Company’s common stock from the third party at an exercise price of $0.01 per share. In addition, Mr. David was granted a royalty interest of 0.1% on certain of the Company’s petroleum and natural gas prospects by October Sun, which the Company wrote off as of April 30, 2003.

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

     During the year ended April 30, 2003, the Company amended the terms of the exploration agreements whereby the number of shares to be issued pursuant to the warrants was increased to 1,500,000 and the exercise price per share was lowered to $0.25 per share. The rate at which the Limited Partnership shall earn a 1% working interest was also increased to $60,000 Cdn. in exploration expenditures. The Company also agreed to pay costs associated with the start up of the Limited Partnership. Based on the Limited Partnerships exploration expenditures of $313,725 ($483,000 Cdn.) as at April 30, 2003 the Limited Partnership earned an 8.05% working interest before and after payout, subject to various royalties, in the Athabasca Prospect and they were entitled to warrants to acquire 483,000 common shares at $0.25 per share. These warrants subsequently expired unexercised.

     Also subsequent to April 30, 2003, the Company, rather than exercising the Working Interest Call Option, made an offer to acquire the working interests of the Limited Partnership for 3,220,000 common shares of the Company which was accepted by the Limited Partnership. These shares have yet to be issued.

     On July 18, 2002, Doug Cannaday entered into an Option Agreement with Robert Edwards and Hodgkinson Equities Corporation (“Hodgkinson”), both of which were 5% or greater beneficial owners of the Company’s common stock. Mr. Edwards and Hodgkinson are parties to an Exploration Agreement dated August 20, 2002, as amended, between Comstock Petroleum Corporation, October Sun, Mr. Edwards and Hodgkinson, related to the Athabasca and Firebag Prospects which were written off during the year ended April 30, 2003. Pursuant to this exploration agreement, Hodgkinson and Edwards received stock options and warrants to acquire shares of the Company. One of the benefits granted to Hodgkinson and Edwards entitles Hodgkinson and Edwards to acquire up to 500,000 shares of common stock of the Company for a period of five years at a price per share of $0.27. Each of Hodgkinson and Edwards are entitled to one-half of the warrant. Hodgkinson introduced Cannaday to the principals of the Company and encouraged Cannaday to become a part of the Company’s management team. In consideration for Cannaday ultimately agreeing to become a part of the management the Company, each of Hodgkinson and Edwards granted Cannaday an option to purchase 50,000 shares of the Company’s common stock (100,000 shares in total) for a price per share of $0.27 until the option expires. In the event that the Company extends the life of the option, Mr. Cannaday’s options pursuant to the agreement shall be extended on the same terms.

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

PART IV

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Articles of Incorporation.[1]

3.2	Bylaws.[1]

4.1	2000 Stock Option Plan.[1]

4.2	2002 Stock Option Plan[2]

4.3	2003 Stock Option Plan[3]

10.1	Option Agreement dated September 10, 2001 and Amendment dated October 10, 2001.[4]

10.2	Agreement and Plan of Reorganization with October Sun dated April 30, 2002.[5]

10.3	Joint Venture Agreement dated April 30, 2002.[6]

10.4	Employment Agreement with Doug Cannaday effective May 6, 2002.[6]

10.5	Exploration Agreement dated July 10, 2002.[6]

21.1	Subsidiaries of the Registrant, filed herewith.

31.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

1	Incorporated by reference from Form 10-SB, filed October 14, 1999.

2	Incorporated by reference from Form S-8, dated March 24, 2003.

3	Incorporated by reference from Form S-8, dated June 27, 2003.

4	Incorporated by reference from Form 10QSB for the period ended October 31, 2001.

5	Incorporated by reference from Form 8-K dated May 10, 2002.

6	Incorporated by reference from Form 10-KSB dated September 11, 2003.

(b) Reports on Form 8-K

Current Report on Form 8-K filed May 15, 2002, reporting under Item 5, a report on Form 10QSB erroneously filed under the Company’s EDGAR filing codes by or on behalf of Uranium Resources, Inc.

Item 14. Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 180 days before the filing date of this annual report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subject to their evaluation.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM POWER CORPORATION

Date: September 15, 2003	By:	/s/ Thornton J. Donaldson Thornton J. Donaldson, President

Date: September 15, 2003	By:	/s/ William G. Timmins William G. Timmins, Secretary and Director

EXHIBIT INDEX

3.1	Articles of Incorporation.[1]

3.2	Bylaws.[1]

4.1	2000 Stock Option Plan.[1]

4.2	2002 Stock Option Plan[2]

4.3	2003 Stock Option Plan[3]

10.1	Option Agreement dated September 10, 2001 and Amendment dated October 10, 2001.[4]

10.2	Agreement and Plan of Reorganization with October Sun dated April 30, 2002.[5]

10.3	Joint Venture Agreement dated April 30, 2002.[6]

10.4	Employment Agreement with Doug Cannaday effective May 6, 2002.[6]

10.5	Exploration Agreement dated July 10, 2002.[6]

21.1	Subsidiaries of the Registrant, filed herewith.

31.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

1 Incorporated by reference from Form 10-SB, filed October 14, 1999.

2 Incorporated by reference from Form S-8, dated March 24, 2003.

3 Incorporated by reference from Form S-8, dated June 27, 2003.

4 Incorporated by reference from Form 10QSB for the period ended October 31, 2001.

5 Incorporated by reference from Form 8-K dated May 10, 2002.

6 Incorporated by reference from Form 10-KSB dated September 11, 2003.

URANIUM POWER CORPORATION
(An Exploration Stage Company)

Consolidated Financial Statements
April 30, 2003 and 2002
(U.S. Dollars)

INDEX	Page

Report of Independent Chartered Accountants	1
Consolidated Financial Statements
Consolidated Balance Sheets	2
Consolidated Statements of Operations	3
Consolidated Statements of Stockholders’ Equity (Deficiency)	4-5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7-25

REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

TO THE SHAREHOLDERS AND DIRECTORS OF URANIUM POWER CORPORATION
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Uranium Power Corporation (An Exploration Stage Company) as at April 30, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the three years ended April 30, 2003, 2002 and 2001 and the cumulative totals for the exploration stage operations from April 3, 1998 (inception) through April 30, 2003, These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements presents fairly, in all material respects, the consolidated financial position of the Company as at April 30, 2003 and 2002 and the consolidated results of its operations and cash flows for each of the three years ended April 30, 2003, 2002 and 2001 and the cumulative totals for the exploration stage operations from April 3, 1998 (inception) through April 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

“Pannell Kerr Forster”

Chartered Accountants

Vancouver, Canada
August 15, 2003

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets (note 2)
April 30
(U.S. Dollars)

	2003	2002

Assets
Current
Cash	$0	$37,154
Accounts receivable	6,550	6,271

Total Current Assets	6,550	43,425
Properties (note 6)	1	747,171
Investment in Uranium Holdings Corporation (note 6(d))	815	815

Total Assets	$7,366	$791,411

Liabilities
Current
Cheques issued in excess of funds on deposit	$836	$0
Accounts payable (note 10)	1,085,453	72,073
Due to related parties (note 11)	766,391	444,956

Total Current Liabilities	1,852,680	517,029
Due to Uranium Holdings Corporation	0	16,856

Total Liabilities	1,852,680	533,885

Stockholders’ Equity (Deficiency)
Capital Stock
Authorized
40,000,000 Common stock with a par value of $0.001 each
10,000,000 Preferred stock with a par value of $0.001 each
Issued
14,284,500 Common stock (2002 - 11,984,500)	14,285	11,985
Subscriptions Received (note 9)	0	112,500
Treasury Stock (note 9)
23,000 Common stock (2002 - 23,000)	(23)	(23)
Additional Paid-in Capital	1,525,812	1,149,988
Deficit Accumulated During Exploration Stage	(3,309,838)	(1,020,714)
Other Comprehensive Income (Loss)	(75,550)	3,790

Total Stockholders’ Equity (Deficiency)	(1,845,314)	257,526

Total Liabilities and Stockholders’ Equity (Deficiency)	$7,366	$791,411

Contingency (note 16)

See notes to consolidated financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations
(U.S. Dollars)

				From
				Inception on
				April 3, 1998
				Through
	Year Ended April 30,			April 30,
	2003	2002	2001	2003

Expenditures
Exploration costs	$803,791	$0	$4,864	$1,220,178
Advertising and promotion	210,101	78,703	0	323,941
Professional fees	161,206	18,657	15,306	248,157
Consulting	121,124	77,600	60,000	258,724
Management fee	100,721	90,410	24,614	215,745
Travel	36,818	30,456	0	85,419
Office	13,306	5,512	3,338	25,242
Transfer agent fee	9,320	11,087	1,583	24,173
Rent	5,847	5,589	7,438	26,262
Interest and bank charges	4,672	553	0	5,225
Equity loss from investment	0	0	19,713	19,713
Incorporation cost written off	0	0	0	700
Write-off of exploration property	822,218	34,141	0	856,359

Net Loss for Period	$(2,289,124)	$(352,708)	$(136,856)	$(3,309,838)

Net Loss Per Share	$(0.18)	$(0.04)	$(0.02)

Weighted Average Number of Shares Outstanding	12,525,754	7,481,354	7,016,925

See notes to consolidated financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficiency)
Years Ended April 30, 2003
(U.S. Dollars)

								Deficit
								Accumulated	Total
					Additional		Other	During the	Stockholders'
	Common Stock		Treasury Stock		Paid-in	Subscriptions	Comprehensive	Exploration	Equity
	Shares	Par Value	Shares	Par Value	Capital	Received	Income	Stage	(Deficiency)

Common stock issued on inception for assets	6,000,000	$6,000	0	$0	$91,834	$0	$0	$0	$97,834
Net loss	0	0	0	0	0	0	0	(700)	(700)

Balance, April 30, 1998	6,000,000	6,000	0	0	91,834	0	0	(700)	97,134
Common stock issued
For subscriptions	1,000,000	1,000	0	0	606,005	0	0	0	607,005
For resource properties	200,000	200	0	0	137,131	0	0	0	137,331
Share issue costs	0	0	0	0	(15,586)	0	0	0	(15,586)
Net loss	0	0	0	0	0	0	0	(210,736)	(210,736)
Common stock returned to treasury for cancellation	(922,500)	(922)	0	0	(554,700)	0	0	0	(555,622)

Balance April 30, 1999	6,277,500	6,278	0	0	264,684	0	0	(211,436)	59,526
Common stock issued for cash	600,000	600	0	0	299,400	0	0	0	300,000
Common stock issued for finder’s fee	50,000	50	0	0	24,950	0	0	0	25,000
Treasury stock (note 9)	0	0	(23,000)	(23)	(15,189)	0	0	0	(15,212)
Share issue costs	0	0	0	0	(25,000)	0	0	0	(25,000)
Net loss	0	0	0	0	0	0	0	(319,714)	(319,714)

Balance, April 30, 2000	6,927,500	6,928	(23,000)	(23)	548,845	0	0	(531,150)	24,600
Common stock issued for financial services	120,000	120	0	0	59,880	0	0	0	60,000
Other comprehensive income	0	0	0	0	0	0	3,534	0	3,534
Net loss	0	0	0	0	0	0	0	(136,856)	(136,856)

Balance, April 30, 2001	7,047,500	$7,048	(23,000)	$(23)	$608,725	$0	$3,534	$(668,006)	$(48,722)

See notes to consolidated financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficiency)
Years Ended April 30, 2003
(U.S. Dollars)

								Deficit
							Other	Accumulated	Total
					Additional		Comprehensive	During the	Stockholders'
	Common Stock		Treasury Stock		Paid-in	Subscriptions	Income	Exploration	Equity
	Shares	Par Value	Shares	Par Value	Capital	Received	(Loss)	Stage	(Deficiency)

Balance, April 30, 2001	7,047,500	$7,048	(23,000)	$(23)	$608,725	$0	$3,534	$(668,006)	$(48,722)
Common stock issued for cash	987,000	987	0	0	220,113	0	0	0	21,100
Subscriptions received	0	0	0	0	0	112,500	0	0	112,500
Stock option compensation expense	0	0		0	77,600	0	0	0	77,600
Other comprehensive income	0	0	0	0	0	0	256	0	256
Common stock deemed to be issued (note 3)	3,950,000	3,950	0	0	193,550	0	0	0	197,500
Warrants granted on purchase (note 3)	0	0	0	0	50,000	0	0	0	50,000
Net loss	0	0	0	0	0	0	0	(352,708)	(352,708)

Balance, April 30, 2002	11,984,500	11,985	(23,000)	(23)	1,149,988	112,500	3,790	(1,020,714)	257,526
Common stock issued for cash	2,300,000	2,300	0	0	299,700	0	0	0	302,000
Subscriptions received	0	0	0	0	0	(112,500)	0	0	(112,500)
Stock option compensation expense	0	0	0	0	76,124	0	0	0	6,124
Other comprehensive income (loss)	0	0	0	0	0	0	(79,340)	0	(79,340)
Net loss	0	0	0	0	0	0	0	(2,289,124)	(2,289,124)

Balance, April 30, 2003	14,284,500	$14,285	(23,000)	$(23)	$1,525,812	$0	$(75,550)	$(3,309,838)	$(1,845,314)

See notes to consolidated financial statements.

URANIUM POWER CORPORATION
(Exploration Stage Company)
Consolidated Statements of Cash Flows
(U.S. Dollars)

				From
				Inception on
				April 3, 1998
	Year Ended April 30,			Through
	2003	2002	2001	April 30, 2003

Operating Activities
Net loss	$(2,289,124)	$(352,708)	$(136,856)	$(3,309,838)
Adjustments to reconcile net loss to net cash used in operating activities
Compensation expense	76,124	77,600	0	153,724
Exploration costs acquired for shares	0	0	0	137,331
Equity loss from investment	0	0	19,713	19,713
Financial services acquired for shares	0	0	60,000	60,000
Write-off of exploration property	822,218	34,141	0	856,359

	(1,390,782)	(240,967)	(57,143)	(2,082,711)

Changes In Non-Cash Working Capital
Accounts receivable	(279)	(5,529)	4,124	(6,550)
Accounts payable	934,240	34,123	(2,692)	1,045,180

	933,961	28,594	1,432	1,038,630

Cash Used in Operating Activities	(456,821)	(212,373)	(55,711)	(1,044,081)

Investing Activity
Property acquisition	(75,048)	(499,670)	0	(583,859)

Financing Activities
Issuance of shares for cash	302,000	221,100	0	912,921
Common stock returned to treasury	0	0	0	(15,212)
Share issue costs	0	0	0	(40,586)
Advances from Uranium Holdings Corporation	(16,856)	(15,762)	32,618	0
Advances from related parties	321,435	444,956	0	766,391
Subscriptions received	(112,500)	112,500	0	0
Cheques issued in excess of funds on deposit	836	(13,853)	13,853	836

Cash Provided by Financing Activities	494,915	748,941	46,471	1,624,350

Foreign Currency Translation	(200)	256	3,534	3,590

Inflow (Outflow) of Cash	(37,154)	37,154	(5,706)	0
Cash, Beginning of Period	37,154	0	5,706	0

Cash, End of Period	$0	$37,154	$0	$0

Non-Cash Financing Activities
Common stock deemed to be issued for properties	$0	$197,500	$0	$432,665
Warrants granted on purchase of properties	$0	$50,000	$0	$50,000
Common stock issued for services	$0	$0	$60,000	$85,000

See notes to consolidated financial statements.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2003, 2002 and 2001 and Period From April 3, 1998
(Inception) Through April 30, 2003
(U.S. Dollars)

1.	ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated on April 3, 1998 under the laws of the State of Colorado. The Company is in the exploration stage as defined in statement No. 7 of the Financial Accounting Standards Board. The principal business activity is the exploration and development of natural resource properties principally in Canada.

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Anhydride Petroleum (USA), Inc. (“Anhydride USA”) and Anhydride USA’s wholly owned subsidiary Anhydride Petroleum (Canada) Inc. (“Anhydride Canada”) acquired April 30, 2002 (note 3).

2.	GOING CONCERN

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going-concern basis. This presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future. Management intends to raise additional capital through share issuances to finance operations and invest in other business opportunities.

The Company has a working capital deficit of $1,846,130 (2002 - $473,604), minimal other capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has accumulated stockholder’s deficiency of $1,845,314 (2002 - equity $257,526). In prior years the investment in resource properties comprised significantly all of the Company’s assets. These investments have been written off in the 2003 fiscal year as the Company currently has no plans for further development of these properties.

Included in accounts payable is $718,462 payable by Anhydride Canada. Certain of the creditors of Anhydride Canada have threatened receivership proceedings against Anhydride Canada unless they are paid in full. Anhydride Canada does not have the resources to meet these demands and the Company has determined that it will not commit resources to Anhydride Canada or defend such action should the creditors take it. To date no formal action has been taken by the Anhydride Canada creditors.

The outcome of the above matters cannot be predicted. These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

These factors raise substantial doubt about the Company’s ability to continue as a going-concern which is dependent on the Company’s ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2003, 2002 and 2001 and Period From April 3, 1998
(Inception) Through April 30, 2003
(U.S. Dollars)

3.	ACQUISITION OF ASSETS

On April 30, 2002, the Company entered into and consummated the transactions contemplated by an Agreement and Plan of Reorganization (the “Merger Agreement”), whereby Anhydride USA, a Colorado corporation, a wholly owned subsidiary of October Sun, a Nevada corporation (“October Sun”) was merged with and into a wholly owned subsidiary of the Company. Upon consummation of the Merger Agreement, Anhydride USA, the surviving corporation of the merger, became a wholly owned subsidiary of the Company and Anhydride Canada, its wholly owned subsidiary, became an indirect subsidiary of the Company, in exchange for the issuance of (a) 3,950,000 shares of common stock of the Company (b) a warrant to purchase 500,000 shares of common stock at an exercise price of $0.01 per share, upon successful completion of certain petroleum wells (note 8); which was cancelled and replaced with a warrant to a different party for 600,000 shares on similar terms with an expiry date of August 30, 2004; and (c) a demand promissory note in the principal amount of $100,000 (note 11(d)). As per the Merger Agreement, the 3,950,000 shares were deemed to have been issued on April 30, 2002 (note 6(e)(b)(iii)).

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

As of April 30, 2002, the Company acquired 100% of Anhydride USA. The acquisition has been accounted for using the purchase method of accounting for business combinations. Assets of the acquired entity are more fully described in note 6(e). For the purpose of acquisition, the common stock and warrants were valued at $0.05 per share. The net assets acquired were as follows:

Current assets		$1,587
Other assets — property		237,601

		239,188
Total liabilities		(326,256)

Net assets (liabilities) acquired		(87,068)
Consideration paid:
Common stock	$197,500
Warrants	50,000
Note payable	100,000	347,500

Excess of consideration paid over net assets (liabilities) acquired, allocated to the acquisition cost of property		$(434,568)

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2003, 2002 and 2001 and Period From April 3, 1998
(Inception) Through April 30, 2003
(U.S. Dollars)

3.	ACQUISITION OF ASSETS (Continued)

The total acquisition cost of the Athabasca Oil Prospect and Firebag Prospect was allocated as follows:

	Firebag	Oil
	Prospect	Prospect	Total

Initial cash payment	$0	$75,000	$75,000
Assumption of Anhydride Canada obligations	26,769	210,833	237,603
Excess of consideration paid over net assets acquired	0	434,568	434,568

	$26,769	$720,401	$747,171

4.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Exploration stage expenditures

The Company expenses all expenditures for exploration of properties as they are incurred where the properties do not have proven mineral reserves.

(b)	Investment

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

Gains and losses arising from this translation of foreign currency are included in other comprehensive income (loss) as a separate component of stockholders’ equity (deficiency).

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2003, 2002 and 2001 and Period From April 3, 1998
(Inception) Through April 30, 2003
(U.S. Dollars)

4.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(d)	Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss) arising from foreign currency translation.

(e)	Loss per share

Loss per share calculations are based on the weighted average number of shares outstanding during the period. Diluted loss per share has not been presented separately as the outstanding warrants are anti-dilutive for each of the periods presented.

(f)	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

(g)	Income taxes

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

(h)	Stock-based compensation

The Company applies the intrinsic value method of accounting as prescribed by APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations, in accounting for options granted to employees. As such, compensation expense is recorded on the date of the grant when the market price of the underlying stock exceeds the exercise price. SFAS 123 “Accounting for Stock-based Compensation” establishes accounting and disclosure requirements using the fair value-based method of accounting for stock-based compensation plans. As allowed by SFAS 123, the Company elected to continue to apply the intrinsic value-based method of accounting described above and has adopted the disclosure requirements of SFAS 123, as amended by SFAS 148.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2003, 2002 and 2001 and Period From April 3, 1998
(Inception) Through April 30, 2003
(U.S. Dollars)

4.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $Nil (2002 - $Nil) was recognized as compensation expense. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option-pricing model, the pro-forma effect on the Company’s net loss and per share amounts would have been as follows:

	2003	2002	2001

Net loss, as reported	$(2,289,124)	$(352,708)	$(136,856)
Deduct:
Total stock-based expense determined under value based method awards, net of related tax effects	(137,175)	(24,250)	0

Net loss, pro-forma	$(2,426,299)	$(376,958)	$(136,856)

	2003	2002	2001

Net loss per share, as reported	$(0.18)	$(0.04)	$(0.02)
Add:
Stock-based expense determined under fair value based method awards, net of related tax effects	(0.01)	(0.00)	(0.00)

Net loss per share, pro-forma	$(0.19)	$(0.04)	$(0.02)

During the year ended April 30, 2003, 1,560,000 options were granted to consultants. These options were accounted for using the Black-Scholes option-pricing model, which resulted in consulting expenses totalling $76,124 (2002 - $77,600; 2001 - $Nil).

The fair value of each option grant is calculated using the following weighted average assumption:

	2003	2002

Expected life (years)	2	5
Interest rate	3.00%	5.00%
Volatility	70.86%	30.09%
Dividend yield	0.00%	0.00%

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2003, 2002 and 2001 and Period From April 3, 1998
(Inception) Through April 30, 2003
(U.S. Dollars)

4.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(i)	Recent accounting pronouncements

In December 2002, FASB issued SFAS 148, “Accounting for Stock-based Compensation — Transition and Disclosure, an amendment to SFAS 123”. SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock-based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when or how an entity adopts the preferable, fair value method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendment to SFAS 123, which provides for additional methods, are effective for the periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted these requirements effective April 30, 2003.

5.	FINANCIAL INSTRUMENTS

(i)	Fair value

The carrying value of cash, accounts receivable, cheques issued in excess of funds on deposit, accounts payable, due to related parties and due to Uranium Holdings Corporation approximate their fair value because of the short maturity of these financial instruments.

(ii)	Interest rate risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities.

(iii)	Translation risk

The Company is exposed to foreign currency fluctuations to the extent expenditures incurred by the Company are not denominated in U.S. dollars.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2003, 2002 and 2001 and Period From April 3, 1998
(Inception) Through April 30, 2003
(U.S. Dollars)

6.	PROPERTIES

			Hocking	Northern
		Athabasca	Lake and	Mining
	Firebag	Oil	Henday ake	District
	Prospect	Prospect	Properties	Saskatchewan
	(note 6(f))	(note 6(e))	(note 6(a))	(note 6(c))	Total

Balance, April 30, 2001	$0	$0	$1	$34,141	$34,142
Acquisition of property	26,769	720,401	0	0	747,170
Write-off of exploration property	0	0	0	(34,141)	(34,141)

Balance, April 30, 2002	26,769	720,401	1	0	747,171
Acquisition of property	18,176	56,872	0	0	75,048
Write-off exploration property	(44,945)	(777,273)	0	0	(822,218)

Balance, April 30, 2003	$0	$0	$1	$0	$1

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

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2003, 2002 and 2001 and Period From April 3, 1998
(Inception) Through April 30, 2003
(U.S. Dollars)

6.	PROPERTIES (Continued)

(b)	Saskatchewan Uranium Properties

By agreement dated December 16, 1998, the Company has options to acquire a 100% interest in 11 mining claims in Saskatchewan, Canada, upon incurring cumulative expenditures of approximately $338,000 (CDN - $500,000) by May 31, 2000 as amended and an additional approximate $1,712,000 (CDN - $2,500,000) by December 31, 2002.

By an agreement dated March 24, 1999, between the Company and Pacific Amber Resources Ltd. (“Pacific”), the latter will earn a 50% interest in the Saskatchewan Uranium Properties and all of the Company’s rights, licences and permits pertinent thereto held for the specific use and enjoyment thereof by completing the initial program and incurring $325,000 (CDN - $500,000) in expenditures on or before December 31, 1999, as amended. A total of approximately $324,000 (CDN - $498,250) was incurred as of April 30, 2000. In return for the 50% option interest, the Company issued Pacific Amber 200,000 common stock at a deemed value of $0.65 each.

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

The Company has not met its exploration requirements as of April 30, 2003 and as such, the claims have reverted back to the original optionor and the Company no longer maintains any interest on these claims.

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

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2003, 2002 and 2001 and Period From April 3, 1998
(Inception) Through April 30, 2003
(U.S. Dollars)

6.	PROPERTIES (Continued)

(d)	Uranium Holdings Corporation

Pursuant to a letter of intent dated December 1, 2000 with one of its stockholders, the Company transferred all its rights to the Henday Lake Property to a newly formed company, Uranium Holdings Corporation (“UHC”), a Nevada Corporation, in exchange for $131,183 (CDN - $199,713) to be spent on the Henday Lake Property and 20% of the equity of UHC.

As part of the agreement, the Company executed a note in favour of UHC for $38,005 (CDN - $58,376). The note is non-interest bearing and payable on demand upon the closure of the sale of controlling interest in the Company to a third party, or at such time as the Company acquires funds from another source. During the year ended April 30, 2003, the Company repaid the loan in full.

The Company will continue to hold a 20% interest in the claims transferred to UHC regardless of the equity issued subsequent to the incorporation of UHC. The Company shall have a carried interest in the claims until such time as a total of $163,334 (CDN - $250,000) inclusive of the $94,080 (CDN - $144,000) required for the first work program has been expended. As of April 30, 2003, $177,959 (2002 - $145,084) had been spent on the property.

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

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2003, 2002 and 2001 and Period From April 3, 1998
(Inception) Through April 30, 2003
(U.S. Dollars)

6.	PROPERTIES (Continued)

(e)	Athabaska Oil Prospect

(a)	During the year ended April 30, 2002, the Company signed an Option Agreement with October Sun to purchase all the issued and outstanding shares in the capital stock of Anhydride Canada owned by October Sun. Anhydride Canada owns certain petroleum and natural gas parcels and rights in the Province of Alberta, Canada. Consideration was as follows:

(i)	cash of $75,000 (paid);

(ii)	issue of transferrable share purchase warrants (issued) for 1,000,000 shares of the Company at $0.01 per share exercisable on or before July 25, 2003 to third parties;

(iii)	commit to pay all costs to a maximum of $60,000 (paid) for completion or abandonment of an existing well that Anhydride Canada had the rights to explore; and

(iv)	issue options to third parties, entitling 500,000 shares of common stock of the Company (issued), to be purchased at $0.27 per share, until August 21, 2006.

(b)	The Company completed the following to exercise the option:

(i)	delivered $100,000 by way of demand promissory note to October Sun (note 11);

(ii)	assumed the obligations of Anhydride Canada of a promissory note of $192,700 (CDN - $300,000) and a bonus of $64,230 (CDN - $100,000) to the lenders; (this obligation has been paid off in full);

(iii)	3,950,000 shares at a deemed price of $0.001 per share deemed to be issued to the private company or assigns; and

(iv)	granted October Sun a transferable warrant to subscribe for 500,000 shares at $0.01 per share for a one year period following the successful test of the initial well. This warrant was cancelled and replaced by one for 600,000 shares on similar terms to a third party (note 8).

The acquisition of the Athabaska Oil Prospect was accomplished through the consummation of a reverse triangular merger completed April 30, 2002 (note 3).

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2003, 2002 and 2001 and Period From April 3, 1998
(Inception) Through April 30, 2003
(U.S. Dollars)

6.	PROPERTIES (Continued)

The Athabasca Prospect is located adjacent to the city of Fort McMurray, which is located in the northeast part of the Province of Alberta, Canada. The prospect is comprised of four Alberta petroleum and natural gas licenses covering 97 sections of land (62,080 acres). Three of the licenses were acquired by Anhydride Canada directly from the Government of the Province of Alberta and pertain to petroleum and natural gas below the Woodbend formation. Separately Anhydride Canada holds the right to earn an interest in another license, covering one section of land below the base of Precambrian formation, which contains a suspended well (the “7-32 Well”). This right is subject to the Company beginning a $156,250 (CDN $250,000) testing program on the 7-32 Well on or before September 15, 2002 (done).

During the year ended April 30, 2003, the Company re-entered the 7-32 Well and a total of $1,650,298 was spent in exploration costs to test and deepen it. Of this amount $846,507 was contributed by working interest holders, see Farmout Agreements (note 14), and this amount has been deducted from the total exploration costs leaving net exploration costs of $803,791 being charged to operations. The result of the exploration was that no economic quantities of hydrocarbons were discovered and as a result the property was been written off during the year ended April 30, 2003.

(f)	Firebag Prospect

The Firebag Prospect is located roughly 85 kilometres northeast of the town of Fort McMurray in the Province of Alberta and is comprised of two Alberta petroleum and natural gas licenses (below base of Woodbend formation) amounting to 31 sections (19,840 acres) of land. During 2003 the Company determined that it lacked the resources to pursue this prospect further and as a result the property has been written off.

7.	STOCK OPTION PLAN

During the year ended April 30, 2000, the Company adopted an incentive and a non-statutory stock option plan effective June 15, 2000 whereby up to 1,200,000 shares of common stock may be optioned. The stock option plan has not been adopted or ratified by shareholders (the “2000 Plan”). Incentive options may be granted for a period of up to ten years following the effective date of the plan and once granted. The plan will terminate in ten years. During the year ended April 30, 2003 the Company amended the plan so that it now allows for incentive stock options to be granted at less than 100% of fair market value (as defined) per share on the date of grant. During the year ended April 30, 2003, the Company cancelled 400,000 of the options under the 2000 Plan and granted to a consultant 250,000 options to purchase that amount of shares at $0.27 per share up to August 21, 2006. As at April 30, 2003 the Company had options outstanding to acquire 1,050,000 shares under the 2000 plan at $0.27 per share until August 21, 2006.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2003, 2002 and 2000 and Period From April 3, 1998
(Inception) Through April 30, 2003
(U.S. Dollars)

7.	STOCK OPTION PLAN (Continued)

The Company also issued an option, not under a plan, to a consultant to acquire up to 150,000 common shares at $0.27 per share until March 31, 2003, which expired unexercised during the year ended April 30, 2003.

During the year ended April 30, 2003, the Company adopted an incentive and a non-statutory stock option plan effective September 24, 2002 whereby up to 2,500,000 shares of common stock may be optioned. The stock option plan has not been adopted or ratified by shareholders (the “2002 Plan”). Incentive options may be granted at any price for a period of up to ten years following the date of the plan. During the year, the Company originally granted 1,915,000 options at $0.25 per share under the 2002 plan to directors, officers, employees and consultants that expire May 15, 2004 as to 965,000 options, on May 6, 2005 as to 400,000 options, and on May 30, 2005 as to 550,000 options. Subsequent to this issue, the Company cancelled 410,000 of these options which would have expired May 15, 2004. The Company then issued in March 2003, 585,000 options to a consultant to purchase that many shares at $0.20 per share expiring March 20, 2004, and also issued in April 2003, 410,000 to a consultant to purchase that many shares at $0.12 expiring April 25, 2003.

During the year ended April 30, 2003, the Company repriced 550,000 options originally issued under the 2002 plan to an employee of the Company at $0.25 per share, down to $0.11 per share, which was the market price at the time of repricing. Upon repricing the shares became variable, however the shares were exercised immediately and therefore no additional compensation expense has been accrued.

The following table summarizes the Company’s stock option activity for the years ended April 30:

			Weighted
		Exercise	Average
	Number	Price	Exercise
	of Shares	Per Share	Price

Balance, April 30, 2001	$0	$0.00	$0.00
Granted during year	1,200,000	$0.27 to $0.50	0.30

Balance, April 30, 2002	1,200,000	$0.27 to $0.50	$0.30
Granted during year	3,310,000	$0.12 to $0.27	$0.24
Cancelled	(810,000)	$0.25 to $0.27	$0.22
Exercised	(1,135,000)	$0.11 to $0.20	$0.16
Expired	(150,000)	$0.27	$0.27

Balance, April 30, 2003	2,415,000	$0.12 to $0.27	$0.24

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2003, 2002 and 2000 and Period From April 3, 1998
(Inception) Through April 30, 2003
(U.S. Dollars)

7.	STOCK OPTION PLAN (Continued)

Share purchase options are outstanding as follows at April 30:

	Exercise	Number of Shares
Expiry Date	Price	2003	2002

August 21, 2006	$0.27	1,050,000	1,050,000
March 31, 2003	$0.50	0	150,000
May 6, 2005	$0.25	400,000	0
May 15, 2004	$0.25	455,000	0
April 15, 2004	$0.25	100,000	0
April 25, 2004	$0.12	410,000	0

		2,415,000	1,200,000

8.	WARRANTS

During the year ended April 30, 2002, the Company issued 1,000,000 warrants at $0.01 per share, to acquire the same number of shares before July 25, 2003. These warrants expired unexercised.

The Company also issued 600,000 warrants at $0.01 per share, to acquire the same number of shares. The exercise of the warrants is subject to a successful well being drilled on either the Athabasca or Firebag prospects and expire on the earlier of one year following the successful completion of a well and August 30, 2004. Given that Athabasca and Firebag prospects have been written off and no well was completed, these warrants expired.

During the year ended April 30, 2003, the Company issued warrants which were based on the Limited Partnership exploration expenditures, see Farmout Agreements (note 14). As of April 30, 2003 the Limited Partnership is entitled to warrants to acquire 483,000 common shares at $0.25 per share until July 11, 2003. Subsequent to the year-end, these warrants expired unexercised.

During the year ended April 30, 2003, the Company issued warrants to other joint venture parties, all on similar terms and conditions, see Farmout Agreements (note 14). Pursuant to these agreements the Company is committed to issuing 410,000 warrants that will entitle the holders to acquire that same number of common shares at $0.25 per share. These warrants expire as to 350,000 on November 25, 2003, 10,000 on February 27, 2004, 10,000 on February 28, 2004 and 40,000 on March 3, 2004.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2003, 2002 and 2000 and Period From April 3, 1998
(Inception) Through April 30, 2003
(U.S. Dollars)

9.	COMMON STOCK

(a)	Treasury stock

During the year ended April 30, 2000 the Company purchased 23,000 shares of its common stock from the original owners who had acquired the shares prior to April 30, 2000 in a private placement. The common stock was purchased for the same amount as the proceeds from original issue.

(b)	Private placements

The Company received $150,000 in share subscriptions pertaining to a private placement of 1,500,000 shares at $0.10 per share of which 375,000 shares have been issued to April 30, 2002 for net subscriptions received at April 30, 2002 of $112,500. The balance of 1,125,000 shares were issued during the April 30, 2003 year-end. In addition, during the April 30, 2003 year-end, the Company completed a private placement of 40,000 shares at $0.30 for total proceeds of $12,000.

(c)	Stock options

During the year ended April 30, 2003, 1,135,000 stock options were exercised by certain of the holders for total proceeds of $117,500.

10.	ACCOUNTS PAYABLE

Accounts payable at April 30 consists of the following:

	2003	2002

Trade accounts payable	$837,355	$57,631
Advances from third parties	248,098	14,442

	$1,085,453	$72,073

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2003, 2002 and 2000 and Period From April 3, 1998
(Inception) Through April 30, 2003
(U.S. Dollars)

11.	RELATED PARTY TRANSACTIONS

The following non-arm’s length transactions occurred with parties who are directors and stockholders of the Company.

(a)	Acquisition of assets of Athabasca Uranium Syndicate (note 6(a)) in exchange for 6,000,000 common stock.

(b)	Agreement with Pacific Amber Resources Ltd. (note 6(b)) and issuance of 200,000 common stock under the agreement.

(c)	Option to acquire an interest in a mining claim from a minority stockholder who is an officer and director (note 6(c)).

(d)	During the year ended April 30, 2003, the Company was charged management fees of $72,000 (2002 - $90,410) by October Sun from whom the Company acquired Anhydride USA. October Sun is related to the Company by way of significant influence of which $497,729 was included in due to related parties. As of April 30, 2003, $509,290 (2002 - $310,863) was owed to October Sun. Of this balance, up to $400,000 (2002 - $100,000) is covered by way of a convertible note which bears interest at 6% and may be converted into units at the lower of $0.25 per unit or the then market on the date of conversion until September 30, 2003. At April 30, 2003, October Sun waived all rights to the interest for the year. Each unit is to consist of one common share of the Company and a warrant to purchase an additional common share at 133% of the unit price for one year following the date of conversion. Any shares issued on conversion shall carry with them registration rights. The balances of funds owed are without interest or stated terms of repayment.

(e)	Included in 2003 exploration costs is $57,230 related to an officer who was active in the Companies’ exploration programs. This same officer also received $28,770 in management fees. As at April 30, 2003 a total of $33,200 was due to this officer. Subsequent to April 30, 2003 $30,000 of this amount was settled by the officer exercising option to acquire 300,000 common shares.

(f)	The Company accrued fees of $3,271 in 2003 to a director and officer, which are included in advertising and promotion expenses.

(g)	United Corporate Advisors (“UCA”) is related to the Company by way of common directors. As of April 30, 2003, $232,191 (2002 - $134,093) was owed to UCA and included in due to related parties. Of this balance, $195,000 is covered by way of a convertible note which bears interest at 6%. At April 30, 2003, UCA waived all rights to the interest for the year. Each unit is to consist of one common share of the Company and a warrant to purchase an additional common share at 133% of the unit price for one year following the date of conversion. Any shares issued on conversion shall carry with them registration rights. The balances of funds owed are without interest or stated terms of repayment.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2003, 2002 and 2000 and Period From April 3, 1998
(Inception) Through April 30, 2003
(U.S. Dollars)

12.	COMPREHENSIVE LOSS

	2003	2002	2001

Net loss	$(2,289,124)	$(352,708)	$(136,856)
Other comprehensive income (loss)	(79,340)	256	3,534

	$(2,368,464)	$(352,452)	$(133,322)

13.	INCOME TAXES

A deferred tax asset stemming from the Company’s net operating loss carry forward, has been reduced by a valuation allowance to $Nil due to uncertainties regarding the utilization of the deferred assets.

At April 30, 2003, Uranium Power Corporation has available a net operating loss carry forward of approximately $1,305,000 (2002 - $767,300) which it may use to offset future United States federal taxable income. The net operating loss carry forward if not utilized, will begin to expire in 2017.

Anhydride Canada has net operating losses of approximately $433,000 (2002 - $71,743) which may be applied against future taxable income generated in Canada which begin to expire in 2009. Anhydride Canada also has a total of $1,129,000 (2002 - $250,200) in pooled Canadian exploration expenditures which may be carried forward indefinitely and applied against future taxable income.

14.	FARMOUT AGREEMENTS

During the year ended April 30, 2003, the Company entered into the following Farmout and or exploration agreement (the “Farmout Agreements”) as follows:

(a)	Anhydride Petroleum Limited Partnership (the “Limited Partnership”)

The Company entered into two Farmout Agreements, on essentially the same terms with the Limited Partnership with respect to the Athabasca and Firebag Prospects. Under the terms of the Farmout Agreements the Limited Partnership will earn a 1% working interest in a Prospect for each $54,000 CDN incurred in exploration expenditures on that Prospect, up to a maximum of a combined 25% working interest, both before and after payout, subject to royalty interests. Anhydride Canada is the operator under each of the Farmout Agreements.

Under the terms of each of the Farmout Agreements, following earn-in of an interest, including a fractional interest, in a Prospect, the Limited Partnership will be entitled to approve all further work carried out on the Prospect, which consent may be unreasonably withheld.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2003, 2002 and 2001 and Period From April 3, 1998
(Inception) Through April 30, 2003
(U.S. Dollars)

14.	FARMOUT AGREEMENTS (Continued)

Under the Farmout Agreements, the Limited Partnership agreed to grant the Company a call option (the “Working Interest Call Option”) under which the Company may purchase the working interests earned by the Limited Partnership in the Prospects in consideration for paying a predetermined purchase amount. The purchase amount comprises a base amount and a performance amount where the base amount is equal to 130% of the incurred earn-in expenditures of the Partnership paid in shares of the Company, with such shares valued at the average five day closing price at the time the call option is exercised. The shares to be issued by the Company will be restricted securities in the United States and be subject to resale restrictions in the United States and Canada.

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

The Company subsequently amended the terms of the exploration agreements whereby the number of shares to be issued pursuant to the warrants was increased to 1,500,000 and the price per share issued was lowered to $0.25 per share. The rate at which the Limited Partnership shall earn a 1% working interest was increased to $60,000 CDN. The Company also agreed to pay costs associated with the start-up of the Limited Partnership.

Based on the Limited Partnerships exploration expenditures of $313,725 ($483,000 CDN) as at April 30, 2003 they were entitled to warrants to acquire 483,000 common shares at $0.25 per share, which subsequently expired.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2003, 2002 and 2001 and Period From April 3, 1998
(Inception) Through April 30, 2003
(U.S. Dollars)

14.	FARMOUT AGREEMENTS (Continued)

Also subsequent to year end, the Company agreed to acquire the interests of the Limited Partnership for 3,220,000 common shares of the Company, which have yet to be issued.

(b)	Other joint venture partners

The Company entered into four exploration agreements (the “Exploration Agreements”), pursuant to which $266,310 ($410,000 CDN) was advanced for exploration on the Athabasca Prospect. In consideration thereof the Company earned a working interest in the Athabasca Prospect.

Pursuant to the Exploration Agreements the Company acquired an option to acquire their working interests back on terms similar to those granted by the Limited Partnership. In exchange for acquiring the options the Company has agreed to issue warrants to purchase up to 410,000 common shares at an exercise price of $0.25 per share. The Company has not yet issued these warrants.

(c)	PNG Ventures, Inc. (“PNGV”)

Pursuant to a letter agreement PNGV had advanced a total of $214,821 ($330,730 CDN) for exploration on the Athabasca Prospect and has earned a working interest in both the Athabasca and Firebag Prospects.

15.	SUBSEQUENT EVENTS

(a)	Settlement with Anhydride Canada creditors

In an attempt to settle outstanding liabilities of Anhydride Canada, the Company made an offer to creditors to settle outstanding debts for shares of the Company at $0.104 ($0.15 CDN) per share. The Company has received acceptances from creditors totalling $288,743 ($416,484 CDN) which represents 2,776,560 common shares. To date, the shares have yet to be issued.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2003, 2002 and 2001 and Period From April 3, 1998
(Inception) Through April 30, 2003
(U.S. Dollars)

15.	SUBSEQUENT EVENTS (Continued)

(b)	Stock option plan

On June 20, 2003, the Company adopted an incentive and non-statutory stock option plan, whereby 2,500,000 shares of common stock may be optioned. The stock option plan has not been adopted or ratified by the shareholders of the Company (the “2003 plan”). Incentive options may be granted at any price for a period of up to ten years. The Company issued a total of 1,450,000 options under the 2003 plan at $0.10, 300,000 options at $0.09 and 500,000 options at $0.06. All of these options issued under the 2003 plan were exercised subsequent to the year-end, for which the Company issued a total of 2,250,000 common shares, for gross proceeds of $202,000.

Also subsequent to the year end, the Company cancelled 400,000 options under the 2002 plan to purchase that many shares at $0.25 per share expiring May 6, 2005. These options were then reissued at $0.11 per share expiring June 28, 2004. Pursuant to the 2002 plan, the Company issued subsequent to year-end, a total of 810,000 shares for gross proceeds of $93,200.

(c)	Catalytic Process license agreement

On August 12, 2003, the Company became party to an exclusive license agreement for Canada, Central and South America with Earth Energy Resources Ltd. (“Earth Energy”) and West Peak Ventures of Canada Ltd. (“West Peak”) for the use of Earth Energy’s proprietary catalytic process, subject to yet to be agreed upon compensation to West Peak for assigning the license agreement to the Company. The process includes a proprietary Catalyst in conjunction with processing equipment to separate hydrocarbons from sand, shale or oil. Under the terms of the underlying license agreement with Earth Energy, the Company will pay $347,222 ($500,000 CDN) by 2005 with an initial payment of $69,444 ($100,000 CDN). The Company will also pay a royalty of 7% and will purchase catalyst and processing equipment from Earth Energy Resources Ltd. for cost plus 25%. The Central and South American license agreement is a three-year option on the same terms with the exception that the license fee is a one-time payment of $500,000 US.

16.	CONTINGENCY

In a statement of claim filed against Anhydride Canada and others, the plaintiffs claim they owned a 63.3% interest in the 7-32 well on the Athabasca prospect. The claim also seeks general damages of $5,000,000 CDN from the defendants as well as monetary and special damages as determined by the court. A statement of defence was filed by Anhydride Canada, but given that the property has been written off it will not be actively pursued. Since filing of the statement of defense in April 2003, no further action has been taken by the plaintiff. The Company believes the claim is frivolous and without merit and as such no amount has been accrued by the Company at April 30, 2003.

