Form 10QSB
period 2003-07-31
URANIUM POWER CORP
filed 2003-09-18
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-QSB

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2003
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________.

COMMISSION FILE NUMBER: 0-27659

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
YES  (X) NO  (  )

The number of shares outstanding of the issuer’s classes of common equity, as of September 9, 2003 is 17,344,500 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):  YES (  ) NO  (X)

URANIUM POWER CORPORATION

Index

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets (U.S. Dollars) as at July 31, 2003 (UNAUDITED) and year ended April 30, 2003	2
Consolidated Statements of Operations (U.S. Dollars) for the three months ended July 31, 2003 (UNAUDITED) and 2002	3
Consolidated Statements of Stockholders’ Equity (Deficiency) (U.S. Dollars) for the three months ended July 31, 2003 (UNAUDITED)and year ended April 30, 2003	4
Consolidated Statements of Cash Flows for the three months ended July 31, 2003 and 2002	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Conditions and Plans of Operations	14
Item 3. Controls and Procedures	16
PART II. OTHER INFORMATION	16
Item 1. Legal Proceedings	16
Item 2. Changes in Securities; Recent Sales of Unregistered Securities	17
Item 3. Defaults Upon Senior Securities	18
Item 4. Submission of Matters to a Vote of Security Holders	19
Item 5. Other Information	19
Item 6. Exhibits and Reports on Form 8-K	19
Signatures	20

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Consolidated Financial Statements
For The Three Months Ended July 31, 2003
(Unaudited – Prepared by Management)
(U.S. Dollars)

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets (U.S. Dollars)

	July 31,	April 30,
	2003	2003
	(UNAUDITED)	(AUDITED)

ASSETS
Current
Accounts Receivable	$5,205	$6,550
Properties (note 4)	1	1
Investment in Uranium Holdings Corporation (note 4)	815	815

	$6,021	$7,366

LIABILITIES
Current
Cheques issued in excess of funds on deposit	$1,283	$836
Accounts Payable (note 9)	1,078,873	1,085,453
Due to Related Parties (note 8)	675,886	766,391

	1,756,042	1,852,680

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Authorized
40,000,000 Common stock with a par value of $0.001 each
10,000,000 Preferred stock with a par value of $0.001 each
Issued
16,244,500 Common stock (note 5)	16,245
14,284,500 Common stock		14,285
Treasury Stock (note 5) 23,000 Common stock	(23)	(23)
Additional Paid-in Capital	1,762,063	1,525,812
Deficit Accumulated During Exploration Stage	(3,432,667)	(3,309,838)
Other Comprehensive Loss	(95,639)	(75,550)

	(1,750,021)	(1,845,314)

	$6,021	$7,366

Commitments (note 5)
Contingency (note 11)

See notes to consolidated
financial statements

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations (U.S. Dollars)
(Unaudited – Prepared by Management)

			From inception
			on April 3, 1998
	Three months Ended July 31		through July 31,
	2003	2002	2003

Expenditures
Management Fee	31,333	$18,000	$247,078
Advertising and Promotion	28,577	48,959	352,518
Consulting	30,010	—	288,734
Travel	3,134	11,809	88,553
Professional Fees	21,126	25,698	269,283
Transfer Agent Fees	1,679	1,635	25,852
Rent	2,902	1,459	29,164
Office	3,935	1,647	29,177
Interest and Bank Charges	133	62	5,358
Equity loss from investment	—	—	19,713
Incorporation cost written off	—	—	700
Exploration costs	—	20,413	1,220,178
Write-off of Exploration Property	—	—	856,359

Net Loss for Period	$122,829	$129,682	$3,432,667

Net Loss Per Share	$0.01	$0.01

Weighted Average Number of shares Outstanding	15,156,239	12,000,587

See notes to consolidated
financial statements

     URANIUM POWER CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficiency) (U.S. Dollars)
For the Three Months Ended July 31, 2003 (unaudited) and Year Ended April 30, 2003

					Additional
	Common Stock		Treasury Stock		Paid-in
	Shares	par Value	Shares	Par Value	Capital
Balance, April 30, 2002	11,984,500	$11,985	(23,000)	$(23)	$1,149,988

Common stock issued for cash	2,300,000	2,300	—	—	299,700
Subscriptions received	—	—	—	—	—
Stock option comprehensive expense	—	—	—	—	76,124
Other comprehensive income (loss)	—	—	—	—	—
Net Loss	—	—	—	—	—

Balance, April 30, 2003	14,284,500	14,285	(23,000)	(23)	1,525,812
Common Shares issued for cash and services	1,960,000	1,960	—	—	206,241
Stock option comprehensive expense	—	—	—	—	30,010
Other comprehensive income (loss)	—	—	—	—	—
Net loss	—	—	—	—	—

Balance July 31, 2003	16,244,500	$16,245	(23,000)	$(23)	$1,762,063

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Deficit
			Accumulated	Total
		Other	During the	Stockholders
	Subscriptions	Comprehensive	Exploration	Equity
	Received	income (loss)	Stage	(Deficiency)
Balance, April 30, 2002	$112,500	$3,790	$(1,020,714)	$257,526

Common stock issued for cash	—	—	—	302,000
Subscriptions received	(112,500)	—	—	(112,500)
Stock option comprehensive expense	—	—	—	76,124
Other comprehensive income (loss)	—	(79,340)	—	(79,340)
Net Loss	—	—	(2,289,124)	(2,289,124)

Balance, April 30, 2003	—	(75,550)	(3,309,838)	(1,845,314)
Common Shares issued for cash and services	—	—	—	208,201
Stock option comprehensive expense	—	—	—	30,010
Other comprehensive income (loss)	—	(20,089)	—	(20,089)
Net loss	—	—	(122,829)	(122,829)

Balance July 31, 2003	$—	$(95,639)	$(3,432,667)	$(1,750,021)

See notes to consolidated
financial statements

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (U.S. Dollars)
(Unaudited – Prepared by Management)

			From inception
			on April 3, 1998
	For the Three Months Ended July 31,		to July 31
	2003	2002	2003

Operating Activities
Net loss	$(122,829)	$(129,682)	$(3,432,667)
Adjustments to reconcile net loss to net cash used operating activities
Compensation expenses	30,010	—	183,734
Exploration costs acquired for shares	—	—	137,331
Equity loss from investment	—	—	19,713
Financial services acquired for shares	—	—	60,000
Write-down of exploration property	—	—	856,359
Changes in Non-cash Working Capital
Accounts Recievable	1,345	(16,874)	(5,205)
Accounts Payable	56,066	108,224	1,101,246

	(35,408)	(38,332)	(1,079,489)

Investing Activity
Property acquisitions	—	(56,792)	(583,859)

Financing Activities
Issuance of shares for cash	133,200	12,000	1,046,121
Common stock returned to treasury	—	—	(15,212)
Share issue costs	—	—	(40,586)
Advances for Uranium Holdings Corporation	—	(9,031)	—
Advances from related parties	(98,239)	84,148	668,152
Subscriptions received	—	—	—
Cheques issued in excess of funds on deposit	447	—	1,283

	35,408	87,117	1,659,758

Foreign Currency Translation	—	—	3,590

Inflow (Outflow) of Cash	—	(8,007)	—
Cash, Beginning of period	—	37,154	—

Cash, End of Period	$—	$29,147	$—

Non-Cash Financing Activities
Common stock deemed to be issued for resource properties	$—	$—	$432,665

Warrants granted on purchase of resource properties	$—	$—	$50,000

Common stock issued for services	$75,000	$—	$160,000

See notes to consolidated
financial statements

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Three Months Ended July 31, 2003
(Unaudited – Prepared by Management)

1.	BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited financial statements filed as part of the Company’s April 30, 2003 Form 10-KSB.

In the opinion of the Company’s management, these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at July 31, 2003 and April 30, 2003 and the results of operations and the statement of cash flows for the three months ended July 31, 2003. The results of operations for the three months ended July 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The Company has a working capital deficit of $1,750,837, minimal other capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has accumulated stockholder’s deficiency of $1,750,021. In prior years the investment in resource properties comprised significantly all of the Company’s assets. These investments have been written off in the 2003 fiscal year as the Company currently has no plans for further development of these properties.

Included in accounts payable is $716,865 payable by Anhydride Canada. Certain of the creditors of Anhydride Canada have threatened receivership proceedings against Anhydride Canada unless they are paid in full. Anhydride Canada does not have the resources to meet these demands and the Company has determined that it will not commit resources to Anhydride

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Three Months Ended July 31, 2003

2.	GOING CONCERN (continued)

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

3.	LOSS PER SHARE

Net loss per share computations is based on the weighted average number of shares outstanding during the period.

4.	PROPERTIES

	Firebag	Athabasca Oil	Henday Lake
	Prospect	Prospect	Property
	(note 4(e))	(note 4(d))	(note 4(a))	Total

Balance April 30, 2002	$26,769	$720,401	$1	$747,171
Acquisition of property	18,176	56,872	—	75,048
Write-off exploration Property	(44,945)	(777,273)	—	(822,218)

Balance April 30, 2003 and July 31, 2002	$—	$—	$1	$1

(a)	Hocking Lake Property and Henday Lake Property

By agreement dated April 13, 1998, the Company acquired all the assets of Athabasca Uranium Syndicate (a British Columbia, Canada syndicate), which consisted of cash and the Hocking Lake Property, and Henday Lake Property. These properties were acquired in 1997 by the syndicate for $59,459 (CDN – $82,270) and are reflected in the financial statements at the sellers’ historical cost, as the sellers are the controlling stockholders.

Consideration given to the members of the syndicate was 6,000,000 common stock of the Company at a par value of $0.001 each. The cost of the assets acquired totalled $97,834.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Three Months Ended July 31, 2003
(Unaudited – Prepared by Management)

4.     PROPERTIES (continued)

The Henday Lake Property was transferred to Uranium Holdings Corporation in December 2000 (note 6(c)). As of April 30, 2002 all claims related to the Hocking Lake Property had lapsed.

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

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Three Months Ended July 31, 2003
(Unaudited – Prepared by Management)

4.	PROPERTIES (continued)

As part of the agreement, the Company executed a note in favour of UHC for $38,005 (CDN - $58,376). The note is non-interest bearing and payable on demand upon the closure of the sale of controlling interest in the Company to a third party, or at such time as the Company acquires funds from another source. During the year ended April 30, 2003, the Company repaid the loan in full.

The Company will continue to hold a 20% interest in the claims transferred to UHC regardless of the equity issued subsequent to the incorporation of UHC. The Company shall have a carried interest in the claims until such time as a total of $163,334 (CDN - $250,000) inclusive of the $94,080 (CDN - $144,000) required for the first work program has been expended. As of April 30, 2003 and July 31, 2003, $177,959 had been spent on the property.

Subsequent to such expenditure, the Company shall retain the right to participate on the same basis as the investors in future expenditure programs on a pro-rata basis. Should the Company not provide the requested funds within 30 days of written demand, the Company’s 20% interest shall be reduced in such manner as may reasonably be negotiated between the parties.

(d)	Athabaska Oil Prospect

During the year ended April 30, 2003, the Company re-entered the 7-32 Well and a total of $1,650,298 was spent in exploration costs to test and deepen it. Of this amount $846,507 was contributed by working interest holders, and this amount has been deducted from the total exploration costs leaving net exploration costs of $803,791 being charged to operations. The result of the exploration was that no economic quantities of hydrocarbons were discovered and as a result the property was been written off during the year ended April 30, 2003.

(e)	Firebag Prospect

During the year ended April 30, 2003 the Company determined that it lacked the resources to pursue this prospect further and as a result the property has been written off.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Three Months Ended July 31, 2003
(Unaudited – Prepared by Management)

5.	COMMON STOCK

Issued

Subsequent to July 31, 2003, the Company issued 1,100,000 common shares on the exercise of options for gross proceeds of $87,000.

In an attempt to settle outstanding liabilities of Anhydride Canada, the Company made an offer to creditors to settle outstanding debts for shares of the Company at $0.104 ($0.15 CDN) per share. The Company has received acceptances from creditors totalling $288,743 ($416,484 CDN), which represents 2,776,560 common shares. To date, the shares have yet to be issued.

Also during the period, the Company agreed to acquire the interests of the Anhydride Limited Partnership for 3,220,000 common shares of the Company, which have yet to be issued.

Treasury stock

During the year ended April 30, 2000 the Company purchased 23,000 shares of its common stock from the original owners who had acquired the shares prior to April 30, 2000 in a private placement. The common stock was purchased for the same amount as the proceeds from original issue.

6.	STOCK OPTIONS

During the year ended April 30, 2000, the Company adopted an incentive and a non-statutory stock option plan. As at April 30, 2003 and July 31, 2003 the Company had options outstanding to acquire 1,050,000 shares under the 2000 plan at $0.27 per share until August 21, 2006. There are no additional options available to be issued under this plan.

During the year ended April 30, 2003, the Company adopted an incentive and a non-statutory stock option plan (the “2002 Plan”) which as at April 30, 2003 had outstanding options to acquire up to 1,365,000 common shares, which were to expire as to 100,000 at $0.25 per share on April 15, 2004, 410,000 at $0.12 on April 25, 2004, 230,000 at $0.25 per share on May 15, 2004, 400,000 on May 6, 2005 and 225,000 at $0.25 on May 15, 2005. During the three months ended July 31, 2003 the Company cancelled 400,000 options at $0.25 per share which expired on May 6, 2005 and reissued them at $0.11 per shares until June 28, 2004. Also during this period 810,000 options were exercised as to 410,000 options at $0.12 per share with an expiry date of April 25, 2004 and 400,000 options at $0.11 per share with an expiry date of June 28, 2004. Therefore, as all available options under this plan have been issued, there remains outstanding 555,000 options to acquire that same number of common shares.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Three Months Ended July 31, 2003
(Unaudited – Prepared by Management)

6.	STOCK OPTIONS (continued)

On June 20, 2003, the Company adopted an incentive and non-statutory stock option plan (the “2003 Plan”), whereby 2,500,000 shares of common stock may be optioned. The 2003 plan has not been adopted or ratified by the shareholders of the Company. Incentive options may be granted at any price for a period of up to ten years. During the three months ended July 31, 2003 the Company issued a total of 1,650,000 options to acquire that same number of common share. These shares were issued as to 750,000 options at a deemed price of $0.10 per share for services, 400,000 options at $0.10 per share until June 25, 2004 and 500,000 options at $0.06 per share until July 31, 2004. The options issued for services and the 400,000 options at $0.10 per share until June 25, 2004 were exercised during the period. As at July 31, 2003, besides the outstanding 500,000 options at $0.06 per share until July 31, 2004, the Company may issue up an additional 850,000 options pursuant to this plan.

During the three month period ending July 31, 2003, 900,000 options were granted to consultants to purchase the same number of shares. These options were accounted for using the Black-Scholes option-pricing model, which resulted in consulting expenses totaling $30,010. The fair value of each option grant is calculated using the following weighted average assumptions: an expected life of one year, a 2.5% interest rate, 84.01% volatility and a 0% dividend rate.

Subsequent to July 31, 2003, under the 2003 Plan the 500,000 options at $0.06 per share until July 31, 2004 Company were exercised. Also under this plan the Company issued an additional 600,000 options all of which were also exercised. These options were issued as to 300,000 for services at a deemed price of $0.10 per share and 300,000 at $0.09 per share.

7.	WARRANTS.

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

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Three Months Ended July 31, 2003
(Unaudited – Prepared by Management)

7.	WARRANTS (continued)

During the year ended April 30, 2003, the Company issued warrants which were based on the exploration expenditures of a joint venture party (the “Limited Partnership”). As of April 30, 2003 the Limited Partnership is entitled to warrants to acquire 483,000 common shares at $0.25 per share until July 11, 2003. During the three months ended July 31, 2003 these warrants expired unexercised.

During the year ended April 30, 2003, the Company issued warrants to other joint venture parties. Pursuant to these agreements the Company is committed to issuing 410,000 warrants that will entitle the holders to acquire that same number of common shares at $0.25 per share. These warrants expire as to 350,000 on November 25, 2003, 10,000 on February 27, 2004, 10,000 on February 28, 2004 and 40,000 on March 3, 2004.

8.	RELATED PARTY TRANSACTIONS

The following non-arm’s length transactions occurred with parties who are directors, officers and stockholders of the Company.

(a)	During the three months ended July 31, 2003, the Company was charged management fees of $18,000 by October Sun from whom the Company acquired Anhydride USA. October Sun is related to the Company by way of significant control. As of July 31, 2003, $437,603 was owed to October Sun. Of this balance, up to $400,000 is covered by way of a convertible note which bears interest at 6% and may be converted into units at the lower of $0.25 per unit or the then market price on the date of conversion until September 30, 2003. At April 30, 2003 and July 31, 2003, October Sun waived all rights to the interest. Each unit is to consist of one common share of the Company and a warrant to purchase an additional common share at 133% of the unit price for one year following the date of conversion. Any shares issued on conversion shall carry with them registration rights. The balance of funds owed are without interest or stated terms of repayment.

(b)	As at April 30, 2003 a total of $33,200 was due to an officer of the Company. During the three months ended July 31, 2003, $30,000 of this amount was settled by the officer exercising option to acquire 300,000 common shares and this officer was paid management fees of $13,333. As at July 31, 2003 $2,821 was owed to this officer.

(c)	During the year ended April 30, 2003 the Company accrued fees of $3,271 to a director and officer, which are included in advertising and promotion expenses and which remain outstanding as at July 31, 2003.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Three Months Ended July 31, 2003
(Unaudited – Prepared by Management)

8.	RELATED PARTY TRANSACTIONS (continued)

(d)	United Corporate Advisors (“UCA”) is related to the Company by way of common directors. As of July 31, 2003, $232,191 was owed to UCA and included in due to related parties. Of this balance, $195,000 is covered by way of a convertible note which bears interest at 6% and may be converted into units at the lower of $0.25 per unit or the then market price on the date of conversion until September 30, 2003. At April 30, 2003 and July 31, 2003, UCA waived all rights to the interest. Each unit is to consist of one common share of the Company and a warrant to purchase an additional common share at 133% of the unit price for one year following the date of conversion. Any shares issued on conversion shall carry with them registration rights. The balances of funds owed are without interest or stated terms of repayment.

9.	ACCOUNTS PAYABLE

Accounts payable as at July 31, 2003 is made up of $793,522 in trade accounts payable and $285,351 in advances from third parties.

10.	SUBSEQUENT EVENT

On August 12, 2003, the Company became party to an exclusive license agreement for Canada, Central and South America with Earth Energy Resources Ltd. (“Earth Energy”) and West Peak Ventures of Canada Ltd. (“West Peak”) for the use of Earth Energy’s proprietary catalytic process, subject to yet to be agreed upon compensation to West Peak for assigning the license agreement to the Company. The process includes a proprietary Catalyst in conjunction with processing equipment to separate hydrocarbons from sand, shale or oil. Under the terms of the underlying license agreement with Earth Energy, the Company will pay $356,786 ($500,000 Cdn.) by 2005 with an initial payment of $71,357 ($100,000 Cdn.). The Company will also pay a royalty of 7% and will purchase catalyst and processing equipment from Earth Energy Resources Ltd. for cost plus 25%. The Central and South American license agreement is a three-year option on the same terms with the exception that the license fee is a one-time payment of $500,000 US.

11.	CONTINGENCY

In a statement of claim filed against Anhydride Canada and others, the plaintiffs claim they owned a 63.3% interest in the 7-32 well on the Athabasca prospect. The claim also seeks general damages of $5,000,000 CDN from the defendants as well as monetary and special damages as determined by the court. A statement of defence was filed by Anhydride Canada, but given that the property has been written off it will not be actively pursued. Since filing of the statement of defense in April 2003, no further action has been taken by the plaintiff. The

Company believes the claim is frivolous and without merit and as such no amount has been accrued by the Company at April 30, 2003 and July 31, 2003.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Plan of Operations

The following information should be read in conjunction with the unaudited consolidated financial statements included herein, which are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information. All dollar amounts are in U.S. dollars unless otherwise stated.

All payments to be made in the future have been expressed in U.S. dollars using an exchange rate of $1 U.S. = $1.4014 Cdn.

Plan of Operations

The Company is in the exploration stage and does not currently have any income from operating activities. The Company has a working capital deficit of $1,750,837 and minimal other capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has accumulated stockholder’s deficiency of $1,750,021. In prior years the investment in resource properties comprised significantly all of the Company’s assets. These investments have been written off in the 2003 fiscal year, as the Company currently has no plans for further development of these properties. Management intends to raise additional capital through share issuances to finance operations and invest in other business opportunities, however, no assurance can be given that the Company will be successful in raising additional capital or that other business opportunities will be found.

Our principal business activity during the year ended April 30, 2003 was exploration on the Athabasca prospect. During the prior year a total of $1,650,298 was spent on the re-entering and deepening of the 7-32 Well. Of this amount various joint venture partners contributed a total of $846,507 towards these costs, leaving net exploration expenditures to the Company of $803,791 and the Company’s indirectly owned subsidiary Anhydride Petroleum Canada Inc. (“Anhydride Canada”) with accounts payable related to this exploration of $716,865 as at July 31, 2003. As a result of the failure to find economically viable amounts of hydrocarbons within the Athabasca Prospect and owing financial constraints put on Anhydride Canada as a result of its exploration activities, it was determined that both the Athabasca and Firebag Prospects should be written off and $822,218 was charged to operations as at April 30, 2003. While the Company plans to continue to evaluate petroleum properties, the Company currently does not have any petroleum property prospects, nor can there be any assurance that the Company will find a viable oil and gas project in the future.

The Company retains an indirect interest in the Henday Lake Uranium property through its 20% equity investment in Uranium Holdings Corporation (“UHC”), however, the Company does not view this property to be of substantial merit. The Company plans to continue to hold its investment in UHC but its interest may be diluted if it is unable to meet exploration expenditures on a timely basis.

The Company, subsequent to July 31, 2003, entered into a license agreement with Earth Energy Resources Ltd. (“Earth Energy”) for the use of its proprietary catalytic process, subject to yet to be agreed upon compensation to West Peak Ventures of Canada Ltd. for assigning the license agreement to the Company. This process includes a proprietary catalyst in conjunction with processing equipment to separate hydrocarbons from sand, shale or soil. Under the terms of the underlying license agreement, the Company agreed to pay $356,786 ($500,000 Cdn.) by 2005, with initial payments of $71,357 ($100,000 Cdn.) to be used to determine the feasibility of the process. The Company also agreed to pay a royalty of 7% and may purchase catalyst and processing equipment from Earth Energy Resources Ltd. for cost plus 25% if the technology proves successful and economically feasible. The Central and South American license agreement is a three-year option on the same terms with the exception that the license fee is a one-time payment of $500,000 US.

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

Changes in Financial Condition

During the three months ended July 31, 2003 the primary focus of the Company was on finding a business plan and or project of significant merit for the Company and in dealing with the creditor and other issues related to failure of the Company’s exploration program. Management fees for the quarter of $31,333 (2002 - $18,000) included $13,333 paid to the former president of the Company which in the prior year were charged to exploration expense. Advertising and promotion costs of $28,577 (2002 – 48,959) were down as the Company scaled back its activities following the write off of its exploration programs as of April 30, 2003. Consulting expense of $30,010 (2002 - $0) is related to compensation expense charged for options granted to consultants during the period. Travel costs of $3,134 (2002 – 11,809) decreased owing to less activity and cost cutting measures during the three months ended July 31, 2003. Professional fees of $21,126 (2002 – $25,698) continued to be a major expense to the Company as it incurred costs related to evaluating various business proposals and in dealing with Anhydride Canada’s creditor situation. In total the Company experienced a net loss of $122,829 or $0.01 per share for the three months ended July 31, 2003, compared to a net loss of $129,682 or $0.01 per share for the three months ended July 31, 2002. The Company expects to continue to incur operating losses and will continue to be dependent on additional equity or debt sales and or property joint ventures to fund its activities in the future.

As noted above Anhydride Canada has incurred significant trade payables in pursuit of its exploration activities, which totaled to $716,865 as at July 31, 2003. In an attempt to settle these liabilities, the Company made an offer to Anhydride Canada creditors to settle outstanding debts for shares of the Company at $0.10 ($0.15 Cdn.) per share. The Company has received acceptances from creditors totalling $288,743 ($416,484 Cdn.), which represents 2,776,560 common shares. To date, the shares have yet to be issued. Certain of the creditors have rejected this offer and threatened receivership proceedings against Anhydride Canada unless they are paid in full. Anhdydride Canada does not have the resources to meet these demands and the Company has determined that it will not commit further resources to Anhdydride Canada or defend such action should the creditors take it.

In conjunction with the settlement offered to the Anhydride Canada creditors the Company also agreed to acquire the Athabasca and Firebag prospect interests of Anhydride Limited Partnership for 3,220,000 common shares of the Company, which have yet to be issued.

We have no revenues, and our operating results, profitability and future rate of growth depend solely on our ability to find a successful business plan and our ability to raise further funding. We plan to fund future operations by way of joint venture agreements and or other forms of financing, including the public offering or private placement of equity or debt securities. However, we cannot assure you that joint venture partners, debt or equity financing will be available to us on acceptable terms to meet these requirements.

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

Forward-Looking Statements

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of oil and natural gas prices, uncertainties in cash flow, expected acquisition benefits, production rates and reserve replacement, reserve estimates, drilling and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed under the caption “Risk Factors” in our annual reports on Form 10-KSB, many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

          The Company is not a party to any legal proceedings required to be reported in this report. However, its affiliate API Canada is subject to the following legal proceedings which occurred during the fiscal quarter:

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

Item 2.    Changes in Securities; Recent Sales of Unregistered Securities

          There are no changes in securities. The following sets for the equity securities sold by the Company during the period covered by this report that were not registered under the Securities Act.

          On May 1, 2003 the Company agreed to acquire the interests of the Anhydride Petroleum Limited Partnership for 3,220,000 common shares of the Company, which have yet to be issued. These shares when issued will be issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

          On May 2, 2003 Tim Brock exercised options, under the 2002 stock option plan, to purchase 410,000 shares of Common stock at $0.12 per share. These shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

          On May 28, 2003 the Company cancelled options, under its 2002 stock option plan, to purchase 400,000 shares of Common stock held by Douglas W. Cannaday. On the same day the Company issued options, under its 2002 stock option plan, to purchase 400,000 shares of Common stock to George Orr at $0.11 per share until June 28, 2004. This option was issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

          On May 29, 2003 George Orr exercised options, under the 2002 stock option plan, to purchase 400,000 shares of Common stock at $0.11 per share. These shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

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

          On July 11, 2003 the 1,500,000 warrants to purchase that same number of shares of Common stock, of which 483,000 warrants had vested, previously issued to the Anhydride Petroleum Limited Partnership expired unexercised.

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

          During the fiscal quarter, in an attempt to settle outstanding liabilities of API Canada, the Company made an offer to creditors to settle outstanding debts for shares of the Company at $0.104 ($0.15 Cdn.) per share. The Company has received acceptances from creditors totalling $288,743 ($416,484 Cdn.) which represents 2,776,560 common shares. To date, the shares have yet to be issued. These shares when issued will be issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

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

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

          Effective September 15, 2003, Douglas W. Cannaday was removed as President and Chief Executive Officer and Thornton J. Donaldson was appointed to serve in these positions until his successor is duly appointed.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Articles of Incorporation. (1)

3.2	Bylaws.(1)

10.1	License Agreement between West Peak Ventures of Canada Ltd. and Earth Energy Resources Inc., dated August 1, 2003, filed herewith.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10-SB, filed October 14, 1999.

(b)	Reports on Form 8-K

The Company filed no reports on Form 8-K for the quarter ended July 31, 2003.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM POWER CORPORATION

Date: September 17, 2003	By:	/s/ Thornton J. Donaldson
Thornton J. Donaldson, President and Chief Executive Officer

Date: September 17, 2003	By:	/s/ Thornton J. Donaldson

Thornton J. Donaldson, Director and Chief Financial Officer