Form 10QSB
period 2003-10-31
URANIUM POWER CORP
filed 2003-12-22
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

COMMISSION FILE NUMBER: 0-27659

URANIUM POWER CORPORATION

(Exact name of small business issuer as specified in its charter)

Colorado	None

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES    X          NO

The number of shares outstanding of the issuer’s classes of common equity, as of December 18, 2003 is 20,024,500 shares of Common Stock.

Transitional Small Business Disclosure Format (check one): YES                NO    X

URANIUM POWER CORPORATION

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Consolidated Financial Statements
For The Six Months Ended October 31, 2003
(Unaudited — Prepared by Management)
(U.S. Dollars)

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets (U.S. Dollars)

	October 31,	April 30,
	2003	2003
	(UNAUDITED)	(AUDITED)

ASSETS
Current
Cash	$36,591	$—
Accounts Receivable	6,669	6,550

	43,260	6,550
Properties (note 4)	26,091	1
Earth Energy License Agreement (note)	77,370
Investment in Uranium Holdings Corporation (note 4)	815	815

	$147,536	$7,366

LIABILITIES
Current
Cheques issued in excess of funds on deposit	$—	$836
Accounts Payable (note 9)	1,181,962	1,085,453
Due to Related Parties (note 8)	645,972	766,391

	1,827,934	1,852,680

Commitments and contingencies (Notes 2, 4, 5, 10 and 11).

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Authorized
40,000,000 Common stock with a par value of $0.001 each
10,000,000 Preferred stock with a par value of $0.001 each
Issued
19,524,500 Common stock (note 5)	19,525
14,284,500 Common stock		14,285
Treasury Stock (note 5) 23,000 Common stock	(23)	(23)
Additional Paid-in Capital	2,210,583	1,525,812
Deficit Accumulated During Exploration Stage	(3,770,117)	(3,309,838)
Other Comprehensive Loss	(140,366)	(75,550)

	(1,680,398)	(1,845,314)

	$147,536	$7,366

See Notes to Consolidated Financial Statements

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations (U.S. Dollars)
(Unaudited — Prepared by Management)

					From inception
	Three months Ended		Six months Ended		on April 3, 1998
					through
	October 31,		October 31,		October 31,
	2003	2002	2003	2002	2003

Expenditures
Management Fee	$59,524	$18,000	$90,857	$36,000	$306,602
Advertising and Promotion	24,424	56,302	53,001	105,261	376,942
Consulting	194,300	39,776	224,310	39,776	483,034
Travel	9,505	4,128	12,639	15,937	98,058
Professional Fees	28,855	76,677	49,981	102,375	298,138
Transfer Agent Fees	6,937	4,195	8,616	5,830	32,789
Rent	2,910	1,429	5,812	2,888	32,074
Office	4,448	5,747	8,383	7,394	33,625
Interest and Bank Charges	410	233	543	295	5,768
Equity loss from investment	—	—	—	—	19,713
Incorporation cost written off	—	—	—	—	700
Exploration costs	6,137	13,911	6,137	34,324	1,226,315
Write-off of Exploration Property	—	—	—	—	856,359

Net Loss for Period	$337,450	$220,398	$460,279	$350,080	$3,770,117

Net Loss Per Share	$(0.02)	$(0.02)	$(0.03)	$(0.03)

Weighted Average Number of shares Outstanding	17,858,957	12,024,500	16,507,598	12,000,587

See Notes to Consolidated Financial Statements

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficiency) (U.S. Dollars)
For the Six Months Ended October 31, 2003 (unaudited) and Year Ended April 30,2003

								Deficit
								Accumulated	Total
	Common Stock		Treasury Stock		Additional		Other	During the	Stockholders
					Paid-in	Subscriptions	Comprehensive	Exploration	Equity
	Shares	par Value	Shares	Par Value	Capital	Received	income (loss)	Stage	(Deficiency)

Balance. April 30, 2002	11,984,500	11,985	(23,000)	(23)	114,988	112,500	3,790	1,020,714	257,526
Common stock issued for cash	2,300,000	2,300	—	—	299,700	—	—	—	302,000
Subscriptions received	—	—	—	—	—	(112,500)	—	—	(112,500)
Stock option compensation expense	—	—	—	—	76,124	—	—	—	76,124
Other comprehensive income (loss)	—	—	—	—	—	—	(79,340)	—	(79,340)
Net Loss	—	—	—	—	—	—	—	(2,289,124)	(2,289,124)

Balance, April 30, 2003	14,284,500	14,285	(23,000)	(23)	1,525,812	—	(75,550)	(3,309,838)	(1,845,314)
Common Shares issued for cash and settlement of debt	5,240,000	5,240	—	—	610,761	—	—	—	616,001
Stock option compensation expense	—	—	—	—	74,010	—	—	—	74,010
Other comprehensive income (loss)	—	—	—	—	—	—	(64,816)	—	(64,816)
Net loss	—	—	—	—	—	—	—	(460,279)	(460,279)

Balance October 31, 2003	19,524,500	$19,525	(23,000)	$(23)	$2,210,583	$—	$(140,366)	$(3,770,117)	$(1,680,398)

See Notes to Consolidated Financial Statements

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (U.S. Dollars)
(Unaudited — Prepared by Management)

			From inception
	For the Six Months Ended October 31,		on April 3, 1998
			to October 31
	2003	2002	2003

Operating Activities
Net loss	$(460,279)	$(73,474)	$(3,770,117)
Adjustments to reconcile net loss to net cash used operating activities
Compensation expenses	74,010	—	227,734
Consulting expenses acquired for shares	178,300		178,300
Exploration costs acquired for shares	—	—	137,331
Equity loss from investment	—	—	19,713
Financial services acquired for shares	—	60,000	60,000
Write-down of exploration property	—	—	856,359
Changes in Non-cash Working Capital
Accounts Recievable	(119)	4,697	(6,669)
Accounts Payable	153,493	1,661	1,198,673

	(54,595)	(7,116)	(1,098,676)

Investing Activity
Earth Energy Licence	(77,370)	—	(77,370)
Property acquisitions	(26,090)	—	(609,949)

	(103,460)	—	(687,319)

Financing Activities
Issuance of shares for cash	293,891	—	1,206,812
Common stock returned to treasury	—	—	(15,212)
Share issue costs	—	—	(40,586)
Advances from related parties	(98,409)	—	667,982
Cheques issued in excess of funds on deposit	(836)	—	—

	194,646	—	1,818,996

Foreign Currency Translation	—	88	3,590

Inflow (Outflow) of Cash	36,591	(7,028)	36,591
Cash, Beginning of period	—	(3,187)	—

Cash, End of Period	$36,591	$(10,215)	$36,591

Non-Cash Financing Activities
Common stock deemed to be issued for resource properties	$—	$—	$432,665

Warrants granted on purchase of resource properties	$—	$—	$50,000

Common stock issued for services	$178,300	$—	$263,300

See Notes to Consolidated Financial Statements

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Six Months Ended October 31, 2003
(Unaudited — Prepared by Management)

1.	BASIS OF PRESENTATION

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited financial statements filed as part of the Company’s April 30, 2003 Form 10KSB.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s financial position at October 31, 2003 and April 30, 2003 and the results of operations and the statement of cash flows for the six months ended October 31, 2003. The results of operations for the six months ended October 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The Company has a working capital deficit of $1,784,674, minimal other capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has accumulated stockholder’s deficiency of $1,680,398. In prior years the investment in resource properties comprised significantly all of the Company’s assets. These investments have been written off in the 2003 fiscal year as the Company currently has no plans for further development of these properties.

Included in accounts payable is $743,988 payable by Anhydride Canada. Certain of the creditors of Anhydride Canada have threatened receivership proceedings against Anhydride Canada unless they are paid in full. Anhydride Canada does not have the resources to meet these demands and the Company has determined that it will not commit resources to Anhydride

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Six Months Ended October 31, 2003

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

3.	LOSS PER SHARE

Net loss per share computations is based on the weighted average number of shares outstanding during the period.

4.	PROPERTIES

	Firebag	Athabasca Oil	Henday Lake	Pasquia Hills
	Prospect	Prospect	Property	Joint Venture
	(note 4(e))	(note 4(d))	(note 4(a))	(note 4(f))	Total

Balance April 30, 2002	$26,769	$720,401	$1	$—	$747,171
Acquisition of property	18,176	56,872	—	—	75,048
Write-off exploration Property	(44,945)	(777,273)	—	—	(822,218)

Balance April 30, 2003	—	—	1	—	1
Acquisition of property	—	—	—	26,090	26,090

Balance October 31, 2003	$—	$—	$1	$26,090	$26,091

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
For the Six Months Ended October 31, 2003
(Unaudited — Prepared by Management)

4.	PROPERTIES (continued)

The Henday Lake Property was transferred to Uranium Holdings Corporation in December 2000 (note 4(c)). As of April 30, 2002 all claims related to the Hocking Lake Property had lapsed.

(b)	Saskatchewan Uranium Property

By agreement dated December 16, 1998, the Company had options to acquire a 100% interest in 11 mining claims in Saskatchewan, Canada, upon incurring cumulative expenditures of approximately $338,000 (CDN — $500,000) by May 31, 2000 as amended and an additional approximate $1,712,000 (CDN — $2,500,000) by December 31, 2002.

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
For the Six Months Ended October 31, 2003
(Unaudited — Prepared by Management)

4.	PROPERTIES (continued)

As part of the agreement, the Company executed a note in favour of UHC for $38,005 (CDN — $58,376). The note was non-interest bearing and payable on demand upon the closure of the sale of controlling interest in the Company to a third party, or at such time as the Company acquired funds from another source. During the year ended April 30, 2003, the Company repaid the loan in full.

The Company continued to hold a 20% interest in the claims transferred to UHC regardless of the equity issued subsequent to the incorporation of UHC. The Company had a carried interest in the claims until such time as a total of $163,334 (CDN — $250,000) inclusive of the $94,080 (CDN — $144,000) required for the first work program had been expended. As of April 30, 2003, $177,959 (2002 — $145,084) had been spent on the property.

Subsequent to such expenditure, the Company would retain the right to participate on the same basis as the investors in future expenditure programs on a pro-rata basis. Should the Company not provide the requested funds within 30 days of written demand, the Company’s 20% interest shall be reduced in such manner as may reasonably be negotiated between the parties. No written demand has been made.

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

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Six Months Ended October 31, 2003
(Unaudited — Prepared by Management)

4.	PROPERTIES (continued)

(f)	Pasquia Hills Joint Venture

During the period the Company entered into a preliminary agreement with Western Petrochemicals Corp. (“WPC”). The Agreement, which is subject to many contingencies, grants the right to acquire a 60% joint venture interest from WPC in the Pasquia Hills oil shale project, covering approximately 700,000 acres located in the Pasquia Hills area of Saskatchewan. Pursuant to the agreement the Company has made a payment of $26,090 to WPC.

Subsequent to period end the Company reached a second preliminary agreement with WPC and its major shareholders to acquire all of the issued and outstanding shares of WPC for 500,000 preferred shares and 2,000,000 common shares with certain registration rights. The preferred shares are to be non-dividend bearing, carry ten votes each and convertible into common shares as to ten common shares for each preferred share at the earlier of the Company increasing its authorized capital or June 30, 2004. The agreement is subject to a number of areas of due diligence, including a review of WPC’s liabilities which are not to exceed $989,000 ($1,300,000 CND), coming to arrangements with outstanding creditors of WPC and the agreement of WPC shareholders not party to the agreement, all of which are still ongoing.

5.	COMMON STOCK

Issued

Subsequent to October 31, 2003, the Company issued 300,000 common shares on the issuance of options for gross proceeds of $120,000 and 200,000 common shares for $40,000.

During the period, in an attempt to settle outstanding liabilities of Anhydride Canada, the Company made an offer to creditors to settle outstanding debts for shares of the Company at $0.104 ($0.15 CDN) per share. The Company has received acceptances from creditors totalling $288,743 ($416,484 CDN), which represents 2,776,560 common shares. To date, the shares have yet to be issued.

Also during the period, the Company agreed to acquire the interests of the Anhydride Petroleum Limited Partnership for 3,220,000 common shares of the Company, which have yet to be issued.

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
For the Six Months Ended October 31, 2003
(Unaudited — Prepared by Management)

6.	STOCK OPTIONS

During the year ended April 30, 2000, the Company adopted an incentive and a non-statutory stock option plan. As at April 30, 2003 and October 31, 2003 the Company had options outstanding to acquire 1,050,000 shares under the 2000 plan at $0.27 per share until August 21, 2006. There are no additional options available to be issued under this plan.

During the year ended April 30, 2003, the Company adopted an incentive and a non-statutory stock option plan which as at April 30, 2003 had outstanding options to acquire up to 1,365,000 common shares, which were to expire as to 100,000 at $0.25 per share on April 15, 2004, 410,000 at $0.12 on April 25, 2004, 230,000 at $0.25 per share on May 15, 2004, 400,000 on May 6, 2005 and 225,000 at $0.25 on May 15, 2005. During the six months ended October 31, 2003 the Company cancelled 400,000 options at $0.25 per share which expired on May 6, 2005 and reissued them at $0.11 per shares until June 28, 2004. Also during this period 810,000 options were exercised as to 410,000 options at $0.12 per share with an expiry date of April 25, 2004 and 400,000 options at $0.11 per share with an expiry date of June 28, 2004. Therefore, as all available options under this plan have been issued, there remains outstanding 555,000 options to acquire that same number of common shares.

On June 20, 2003, the Company adopted an incentive and non-statutory stock option plan (the “2003 Plan”), whereby 2,500,000 shares of common stock may be optioned. The stock option plan has not been adopted or ratified by the shareholders of the Company. Incentive options may be granted at any price for a period of up to ten years. During the three months ended July 31, 2003 the Company issued a total of 2,500,000 options to acquire that same number of common share. These options were issued as to 1,050,000 options at a deemed price of $0.10 per share for services, 400,000 options at $0.10 per share until June 25, 2004, 500,000 options at $0.06 per share until July 31, 2004, 300,000 options at $0.09 per share until August 15, 2004 and 250,000 options at $0.10 per share until August 18, 2004. All the options were exercised during the period.

On September 18, 2003, the Company adopted an incentive and non-statutory stock option plan (the “2003b Plan”), whereby 2,500,000 shares of common stock may be optioned. The stock option plan has not yet been adopted or ratified by the shareholders of the Company. Incentive options may be granted at any price for a period of up to ten years. During the six months ended October 31, 2003 the Company issued a total of 1,930,000 options to acquire that same number of common shares. These options were issued as to 650,000 options at an exercise price of $0.10 per share for services, 490,000 options at an exercise price of $0.17 per share for services, 170,000 options at $0.23 per share until September 19, 2004, 520,000 options at $0.17 per share until October 3, 2004 and 100,000 options at $0.23 per share until October 10, 2004. All of the options issued during the period were exercised during the period. Subsequent to October 31, 2003 the Company issued options to acquire up to 100,000 shares at $0.21 per

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Six Months Ended October 31, 2003
(Unaudited — Prepared by Management)

6.	STOCK OPTIONS (continued)

share and 200,000 shares at $0.45 per share, both of which were exercised. The Company may issue up to an additional 270,000 options pursuant to this plan.

On October 15, 2003, the Company adopted an incentive and non-statutory stock option plan (the “2003c Plan”), whereby 2,000,000 shares of common stock may be optioned. The stock option plan has not been adopted or ratified by the shareholders of the Company. Incentive options may be granted at any price for a period of up to ten years. During the six months ended October 31, 2003, the Company issued 800,000 options to acquire that same number of common shares as to 600,000 at $0.17 per share and 200,000 at $0.10 per share all expiring October 15, 2004. As at October 31, 2003, besides the outstanding 800,000 options, the Company may issue up an additional 1,200,000 options pursuant to this plan.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $74,010 was recognized as wages expense for the period ended October 31, 2003 based on an expected life of one day to one year, a 1.25% interest rate, 165.8% volatility and a 0% dividend rate. During the period ended October 31, 2003 had the Company determined compensation expense as per SFAS 123 using the Black-Scholes option - pricing model compensation expense would have been $114,510.

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
For the Six Months Ended October 31, 2003
(Unaudited — Prepared by Management)

7.	WARRANTS (continued)

During the year ended April 30, 2003, the Company issued warrants which were based on the exploration expenditures of a joint venture party (the “Limited Partnership”). As of April 30, 2003 the Limited Partnership is entitled to warrants to acquire 483,000 common shares at $0.25 per share until July 11, 2003. These warrants expired unexercised.

During the year ended April 30, 2003, the Company issued warrants to other joint venture parties. Pursuant to these agreements the Company is committed to issuing 410,000 warrants that will entitle the holders to acquire that same number of common shares at $0.25 per share. These warrants expire as to 350,000 on November 25, 2003 (which expired un-exercised subsequent to period end), 10,000 on February 27, 2004, 10,000 on February 28, 2004 and 40,000 on March 3, 2004.

8.	RELATED PARTY TRANSACTIONS

The following non-arm’s length transactions occurred with parties who are directors, officers and stockholders of the Company.

(a)	During the six months ended October 31, 2003, the Company was charged management fees of $36,000 by October Sun from whom the Company acquired Anhydride USA. October Sun is related to the Company by way of significant influence. As of October 31, 2003, $410,513 was owed to October Sun. Of this balance, up to $400,000 is covered by way of a convertible note which bears interest at 6% and may be converted into units at the lower of $0.25 per unit or the then market on the date of conversion until December 31, 2003. At April 30, 2003 and October 31, 2003, October Sun waived all rights to the interest. Each unit is to consist of one common share of the Company and a warrant to purchase an additional common share at 133% of the unit price for one year following the date of conversion. Any shares issued on conversion shall carry with them registration rights. The balances of funds owed are without interest or stated terms of repayment.

(b)	As at April 30, 2003 a total of $33,200 was due to an officer of the Company. During the six months ended October 31, 2003 $30,000 of this amount was settled by the officer exercising an option to acquire 300,000 common shares. During the six months ended October 31, 2003 this officer was paid management fees of $54,857 which includes $30,000 paid by way of issuing him an additional 300,000 common shares. As at October 31, 2003 this officer had resigned his position with the Company and no amounts were owed to him.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Six Months Ended October 31, 2003
(Unaudited — Prepared by Management)

8.	RELATED PARTY TRANSACTIONS (continued)

(c)	During the year ended April 30, 2003 the Company accrued fees of $3,271 to a director and officer, which are included in advertising and promotion expenses and which remain outstanding as at October 31, 2003.

(d)	United Corporate Advisors (“UCA”) is related to the Company by way of common directors. As of October 31, 2003, $232,188 was owed to UCA and included in due to related parties. Of this balance, $195,000 is covered by way of a convertible note which bears interest at 6% and may be converted into units at the lower of $0.25 per unit or the then market on the date of conversion until December 31, 2003. At April 30, 2003 and October 31, 2003, UCA waived all rights to the interest. Each unit is to consist of one common share of the Company and a warrant to purchase an additional common share at 133% of the unit price for one year following the date of conversion. Any shares issued on conversion shall carry with them registration rights. The balances of funds owed are without interest or stated terms of repayment.

(e)	Included in consulting expenses is $39,100 pertaining to 230,000 shares issued to directors of the Company under the 2003b stock option plan.

9.	ACCOUNTS PAYABLE

Accounts payable as at October 31, 2003 is made up of $987,316 in trade accounts payable and $194,646 in advances from third parties.

10.	EARTH ENERGY LICENSE AGREEMENT

During the period the Company entered into a license agreement with Earth Energy Resources Ltd. (“Earth Energy”) for the use of its proprietary catalytic process, subject to yet to be agreed upon compensation to West Peak Ventures of Canada Ltd. for assigning the license agreement to the Company. This process includes a proprietary catalyst in conjunction with processing equipment to separate hydrocarbons from sand, shale or soil. Under the terms of the underlying license agreement, the Company agreed to pay $360,985 ($500,000 Cdn.) by 2005, with initial payments of $77,370 ($100,000 Cdn.) (paid) to be used to determine the feasibility of the process. The Company also agreed to pay a royalty of 5% and may purchase catalyst and processing equipment from Earth Energy Resources Ltd. for cost plus 25% if the technology proves successful and economically feasible. The Central and South American license agreement is a three-year option on the same terms with the exception that the license fee is a one-time payment of $500,000 US. Subsequent to October 31, 2003 the Company made an additional payment of $36,100 ($50,000 Cdn.).

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Six Months Ended October 31, 2003
(Unaudited — Prepared by Management)

11.	CONTINGENCY

In a statement of claim filed against Anhydride Canada and others, the plaintiffs claim they owned a 63.3% interest in the 7-32 well on the Athabasca prospect. The claim also seeks general damages of $3,800,000 ($5,000,000 CDN) from the defendants as well as monetary and special damages as determined by the court. A statement of defense was filed by Anhydride Canada, but given that the property has been written off it will not be actively pursued. Since filing of the statement of defense in April 2003, no further action has been taken by the plaintiff. The Company believes the claim is frivolous and without merit and as such no amount has been accrued by the Company at April 30, 2003 and October 31, 2003.

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

All payments to be made in the future have been expressed in U.S. dollars using an exchange rate of $1 U.S. = $1.3158 Cdn.

Plan of Operations

The Company is in the exploration stage and does not currently have any income from operating activities. The Company has a working capital deficit of $1,784,674 and minimal other capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has accumulated stockholder’s deficiency of $1,680,398. In prior years the investment in resource properties comprised significantly all of the Company’s assets. These investments were written off in the April 30, 2003 fiscal year, as the Company currently has no plans for further development of these properties. Management intends to raise additional capital through share issuances to finance operations and invest in other business opportunities, however, no assurance can be given that the Company will be successful in raising additional capital or that other business opportunities will be found.

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

During the period the Company entered into a license agreement with Earth Energy Resources Ltd. (“Earth Energy”) for the use of its proprietary catalytic process, subject to yet to be agreed upon compensation to West Peak Ventures of Canada Ltd. for assigning the license agreement to the Company. This process includes a proprietary catalyst in conjunction with processing equipment to separate hydrocarbons from sand, shale or soil. Under the terms of the underlying license agreement, the Company agreed to pay $360,985 ($500,000 Cdn.) by 2005, with initial payments of $77,370 ($100,000 Cdn.) (paid) to be used to determine the feasibility of the process. The Company also agreed to pay a royalty of 5% and may purchase catalyst and processing equipment from Earth Energy Resources Ltd. for cost plus 25% if the technology proves successful and economically feasible. The Central and South American license agreement is a three-year option on the same terms with the exception that the license fee is a one-time payment of $500,000 US. Subsequent to October 31, 2003 the Company made an additional payment of $36,100 ($50,000 Cdn.).

To date the Company conducted initial testing of the Earth Energy process and is currently awaiting the results of that testing to determine further work to be done to determine the feasibility of the process. The payments to Earth Energy have been funded by way of related party advances. The Company is not obligated to proceed and may stop funding at anytime. Should the Earth Energy process prove to be economically feasible this may become a core business of the Company. However, the Company is at the initial stages of determining feasibility and additional testing must be done to determine if the process is viable.

During the period the Company entered into a preliminary agreement with Western Petrochemicals Corp. (“WPC”). The Agreement, which is subject to many contingencies, grants the right to acquire a 60% joint venture interest from WPC in the Pasquia Hills oil shale project, covering approximately 700,000 acres located in the Pasquia Hills area of Saskatchewan. Pursuant to the agreement the Company has made a payment of $26,090 to WPC.

Subsequent to period end the Company reached a second preliminary agreement with WPC and its major shareholders to acquire all of the issued and outstanding shares of WPC for 500,000 preferred shares and 2,000,000 common shares with certain registration rights. The preferred shares are to be non-dividend bearing, carry ten votes each and convertible into common shares as to ten common shares for each preferred share at the earlier of the Company increasing its authorized capital or June 30, 2004. The agreement is subject to a number of areas of due diligence, including a review of WPC’s liabilities which are not to exceed $989,000 ($1,300,000 CND), coming to arrangements with outstanding creditors of WPC and the agreement of WPC shareholders not party to the agreement, all of which are still ongoing. Depending on the outcome of the Company’s due diligence this project may become a core business of the Company.

Changes in Financial Condition

During the six months ended October 31, 2003 the primary focus of the Company was on finding a business plan and or project of significant merit for the Company and in dealing with the creditor and other issues related to failure of the Company’s exploration program. Management fees for the quarter of $90,857 (2002 — $36,000) included $54,857 paid to the former president of the Company which in the prior year were charged to exploration expense. The amount paid the former president also included $30,000 paid to him by way of issuing him 300,000 common shares. Advertising and promotion costs of $53,001 (2002 — $105,261) were down as the Company scaled back its activities following the write off of its exploration programs as of April 30, 2003. Consulting expense of $224,310 (2002 — $39,776) includes $74,010 related to compensation expense charged for options granted to consultants during the period. Consulting expense also includes $178,300 related to 1,140,000 bonus shares issued to consultants during the period, of which $39,100 pertaining to 230,000 common shares were granted to Directors of the Company. . Travel costs of $12,639 (2002 — $15,937) were consistent with the same period last year owing to travel associated with the Earth Energy license agreement and Pasquia Hills project. Professional fees of $49,981 (2002 — $102,375) continued to be a major expense to the Company as it incurred costs related to evaluating various business proposals and in dealing with Anhydride Canada’s creditor situation. In total the Company experienced a net loss of $460,279 or $0.03 per share for the six months ended October 31, 2003, compared to a net loss of $350,080 or $0.03 per share for the six months ended October 31, 2002. The Company expects to continue to incur operating losses and will continue to be dependent on additional equity or debt sales and or property joint ventures to fund its activities in the future.

As noted above Anhydride Canada has incurred significant trade payables in pursuit of its exploration activities, which totaled to $743,988 as at October 31, 2003. In an attempt to settle these liabilities, the Company made an offer to Anhydride Canada creditors to settle outstanding debts for shares of the Company at $0.10 ($0.15 Cdn.) per share. The Company has received acceptances from creditors totalling $288,743 ($416,484 Cdn.), which represents 2,776,560 common shares. To date, the shares have yet to be issued. Certain of the creditors have rejected this offer and threatened receivership proceedings against Anhydride Canada unless they are paid in full. Anhdydride Canada does not have the resources to meet these demands and the Company has determined that it will not commit further resources to Anhdydride Canada or defend such action should the creditors take it.

In conjunction with the settlement offered to the Anhydride Canada creditors the Company also agreed to acquire the Athabasca and Firebag prospect interests of Anhydride Limited Partnership for 3,220,000 common shares of the Company, which have yet to be issued.

We do not expect any significant change in the number of employees during the next twelve months.

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

Forward-Looking Statements

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of oil and natural gas prices, uncertainties in cash flow, expected acquisition benefits, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed under the caption “Risk Factors” in the Company’s 10-KSB, many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is not a party to any legal proceedings required to be reported in this report. However, its affiliate API Canada is subject to the following legal proceedings:

•	judgment was issued against API Canada for $25,200 Cdn in favor of Newalta Corporation. The judgment was issued July 8, 2003 by the Provincial Court of Alberta, Civil Division.

•	Blackbird Well Services Ltd. claims it is owed approximately $250,000 Cdn. by API Canada. Blackbird filed a formal action but the action has been adjourned by agreement until January 20, 2004. A Petition For Receiving Order was filed by Blackbird on June 9, 2003 in The Court of Queen’s Bench of Alberta, In Bankruptcy, Judicial District of Calgary as Court No. BK01-086312; adjourned by agreement to July 15, 2003; adjourned by agreement to July 29, 2003; a Consent Receiving Order was endorsed July 15, 2003 subsequently adjourned by agreement and is presently scheduled for January 20, 2004.

•	Wellco Energy Services, Inc. filed a statement of claim against API Canada for $49,961.51 on April 2, 2003 and a Certificate of Lis Pendens was issued July 17, 2003 in favor of Wellco. All filings were made in the Court of Queens Bench of Alberta, Judicial District of Calgary. API Canada has not filed a statement of defense, and does not intend to do so.

Item 2. Changes in Securities; Recent Sales of Unregistered Securities

     The following sets forth the equity securities sold by the Company during the period covered by this report that were not registered under the Securities Act.

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

     On August 18, 2003 the Company issued options, under its 2003 stock option plan, to purchase 250,000 shares of Common stock as to 100,000 share of Common stock to Tim Brock, 100,000 shares of Common stock to Terence Schorn and 50,000 Common shares to George Orr all at $0.10 per share until August 18, 2004. Mr. Brock, Shorn and Orr exercised these options on September 22, 2003. The options and shares issued were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

     On September 19, 2003 the Company issued options, under its 2003 Incentive Stock Option Plan, (the "2003b Plan") to purchase 300,000 shares of Common stock to Doug Cannaday and 350,000 shares of Common stock to Michael Marandino. These options were issued at a deemed price of $0.10 per share, in reliance on the exemption from registration contained in Section 4(2) of the Act, for consulting services rendered to the Company and the shares were issued to Doug Cannaday on September 25, 2003 and Michael Marandino on October 3, 2003.

     On September 19, 2003 the Company issued options, under its 2003b stock option plan to purchase 170,000 Common shares to George Orr all at $0.23 per share until September 19, 2004. Mr. Orr exercised these options on October 3, 2003. The options and shares issued were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

     On October 3, 2003 the Company issued options, under its 2003b stock option plan at $0.17 per share as to 150,000 Common shares to George Orr, 340,000 Common Shares to Terence Schorn and 30,000 Common shares to Irene Orr all until September 19, 2004. All of these options were exercised on October 9, 2003. The options and shares issued were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

     On October 9, 2003 the Company issued bonus shares, under its 2003(b) stock option plan, for consulting services at a deemed price of $0.17 per share as to 100,000 shares of Common Stock to each of George Orr, Tim Brock, William Timmins, 130,000 shares of Common Stock to Thornton Donaldson, 50,000 shares of Common Stock to Robert Faris and 30,000 shares of Common Stock to Monita Faris. The option and shares issued were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

     On October 15, 2003 the Company issued options, under its 2003c Stock Option Plan, at $0.17 per share until October 15, 2004 as to 200,000 Common shares to each of George Orr, Tim Brock and, William Timmins. The options were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

     On October 15, 2003 the Company issued options, under its 2003c stock option plan, at $0.10 per share until October 15, 2004 as to 200,000 Common shares to Michael Marandino. The options were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

     On October 21, 2003 the Company issued options, under its 2003b stock option plan, at $0.20 per share until October 21, 2004 as to 100,000 Common shares to Terrence Schorn. Mr. Schorn exercised these options on October 23, 2003. The options and shares issued were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

     After the end of the period, but prior to the preparation of this report on November 12, 2003 the Company issued options, under its 2003b stock option plan, at $0.21 per share until November 12, 2004 as to 100,000 Common shares to George Orr. Mr. Orr exercised these options on November 13, 2003. The options and shares issued were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

     After the end of the period, but prior to the preparation of this report on November 20, 2003 the Company issued options, under its 2003b stock option plan, at $0.45 per share until November 20, 2004 as to 100,000 Common shares each to George Orr and Tim Brock. Mr. Orr exercised these options on November 25, 2003 and Mr. Brock exercised these option on November 26. The options and shares issued were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

     After the end of the period, but prior to the preparation of this report on November 26, 2003 the Company issued 200,000 common shares to Doug Cannaday in reliance on the exemption from registration contained in Section 4(2) of the Act.

     During the fiscal quarter ended July 31, 2003, in an attempt to settle outstanding liabilities of API Canada, the Company made an offer to creditors to settle outstanding debts for shares of the Company at $0.104 ($0.15 Cdn.) per share. The Company has received acceptances from creditors totalling $288,743 ($416,484 Cdn.) which represents 2,776,560 common shares. To date, the shares have yet to be issued. These shares when issued will be issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

     Pursuant to agreements with its joint venture partners the Company is committed to issue warrants to purchase up to 410,000 shares of Common stock at an exercise price of $0.25 per share. The Company has not yet issued 350,000 warrants to Larry Thompson which will expire on November 25, 2003 (subsequent to October 31, 2003 these expired), James Billingsley as to 10,000 warrants which expire on February 27, 2004, Robert Burnett as to 10,000 warrants which expire on February 28, 2004 and to Peter Brown as to 40,000 warrants which expire on March 3, 2004. These warrants will be issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     Effective September 15, 2003, Douglas W. Cannaday was removed as President and Chief Executive Officer and Thornton J. Donaldson was appointed to serve in these positions until his successor is duly appointed.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

10.1	License Agreement between West Peak Ventures of Canada Ltd. and Earth Energy Resources Inc., dated August 1, 2003.(2)

10.2	2003 Incentive Stock Option Plan.(3)

10.3	2003c Stock Option Plan, filed herewith.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10-SB, filed October 14, 1999.

(2)	Incorporated by reference from Form 10-QSB for quarter ended July 31, 2003, filed September 18, 2003.

(3)	Incorporated by reference from Form S-8, filed September 25, 2003.

(b)	Reports on Form 8-K

The Company filed no reports on Form 8-K for the quarter ended October 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM POWER CORPORATION

Date: December 22, 2003	By:	/s/ Thornton J. Donaldson

Thornton J. Donaldson, President and Chief Executive Officer

Date: December 22, 2003	By:	/s/ Thornton J. Donaldson

Thornton J. Donaldson, Director and Chief Financial Officer

EXHIBIT INDEX

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

10.1	License Agreement between West Peak Ventures of Canada Ltd. and Earth Energy Resources Inc., dated August 1, 2003.(2)

10.2	2003 Incentive Stock Option Plan.(3)

10.3	2003c Stock Option Plan, filed herewith.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10-SB, filed October 14, 1999.

(2)	Incorporated by reference from Form 10-QSB for quarter ended July 31, 2003, filed September 18, 2003.

(3)	Incorporated by reference from Form S-8, filed September 25, 2003.