Form 10QSB
period 2004-01-31
URANIUM POWER CORP
filed 2004-03-16
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-QSB

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2004 OR
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
YES (X)  NO (  )

The number of shares outstanding of the issuer’s classes of common equity, as of March 10, 2004 20,332,238 shares of Common Stock.

Transitional Small Business Disclosure Format (check one): YES (  )  NO (X)

URANIUM POWER CORPORATION

Index

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	1
Consolidated Balance Sheets (U.S. Dollars) as at January 31, 2004 (UNAUDITED) and year ended April 30, 2003	2
Consolidated Statements of Operations (U.S. Dollars) for the three and nine months ended January 31, 2004 (UNAUDITED) and 2003	3
Consolidated Statements of Stockholders’ Deficiency (U.S. Dollars) for the nine months ended January 31, 2004 (UNAUDITED) and the year ended April 30, 2003	4
Consolidated Statements of Cash Flows for the nine months ended January 31, 2004 and 2003 (UNAUDITED)	5
Notes to Consolidated Financial Statements (UNAUDITED)	6
Item 2. Management’s Discussion and Analysis of Financial Conditions and Plans of Operations	16
Item 3. Controls and Procedures	18
PART II. OTHER INFORMATION	19
Item 1. Legal Proceedings	19
Item 2. Changes in Securities; Recent Sales of Unregistered Securities	19
Item 6. Exhibits and Reports on Form 8-K	21
Signatures	22
Certifications	23
Form of 6% Secured Convertible Debenture
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Consolidated Financial Statements
For The Nine Months Ended January 31, 2004
(Unaudited – Prepared by Management)
(U.S. Dollars)

URANIUM POWER CORPORATION
(An Exploration Stage Company)

Consolidated Balance Sheets (U.S. Dollars)

	January 31,	April 30,
	2004	2003
	(UNAUDITED)	(AUDITED)
ASSETS (note 12)
Current
Cash	$241,759	$—
Cash - Restricted (note 12)	75,000
Accounts Receivable	6,081	6,550

	322,840	6,550
Properties (note 4)	26,193	1
Earth Energy License Agreement (note 10)	106,508	—
Investment in Uranium Holdings Corporation (note 4c)	815	815

	$456,356	$7,366

LIABILITIES
Current
Cheques issued in excess of funds on deposit	$—	$836
Accounts Payable (notes 5 and 9)	1,149,783	1,085,453
Convertible Debenture (note 12)	451,875	—
Due to Related Parties (note 8)	635,636	766,391

	2,237,294	1,852,680

Commitment and contingencies (notes 2, 4, 5, 7, 10, 11 and 12)
STOCKHOLDERS’ DEFICIENCY
Capital Stock
Authorized
40,000,000 Common stock with a par value of $0.001 each
10,000,000 Preferred stock with a par value of $0.001 each
Issued
20,024,600 Common stock (note 5)	20,025
14,284,500 Common stock		14,285
Treasury Stock	(23)	(23)
Additional Paid-in Capital	2,569,052	1,525,812
Deficit Accumulated During Exploration Stage	(4,232,646)	(3,309,838)
Other Comprehensive Loss	(137,346)	(75,550)

	(1,780,938)	(1,845,314)

	$456,356	$7,366

See Notes to Consolidated Financial Statements

URANIUM POWER CORPORATION
(An Exploration Stage Company)

Consolidated Statements of Operations (U.S. Dollars)
(Unaudited – Prepared by Management)

					From inception
					on April 3, 1998
	Three months Ended		Nine months Ended		through
	January 31,		January 31,		January 31,
	2004	2003	2004	2003	2004
Expenditures
Management Fee (note 8)	$18,000	$18,000	$108,857	$54,000	$324,602
Advertising and Promotion	72,411	67,059	125,412	172,320	449,353
Consulting (note 8)	113,536	45,000	337,846	84,776	596,570
Travel	8,609	8,710	21,248	24,647	106,667
Professional Fees	42,661	26,234	92,642	128,609	340,799
Transfer Agent Fees	1,798	1,371	10,414	7,201	34,587
Rent	4,643	1,442	10,455	4,330	36,717
Office	3,847	1,522	12,230	8,916	37,472
Non-cash financing expense	192,600	—	192,600	—	226,225
Interest and Bank Charges	2,163	195	2,706	490	7,931
Equity loss from investment	—	—	—	—	19,713
Incorporation cost written off	—	—	—	—	700
Exploration costs	2,261	357,736	8,398	392,060	1,228,576
Write-off of Exploration Property	—	—	—	—	856,359

Net Loss for Period	$462,529	$527,269	$922,808	$877,349	$4,266,271

Net Loss Per Share	$(0.02)	$(0.04)	$(0.05)	$(0.07)

Weighted Average Number of shares Outstanding	18,600,819	12,560,277	17,637,886	12,197,730

See Notes to Consolidated Financial Statements

URANIUM POWER CORPORATION
(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficiency) (U.S. Dollars)
For the Nine Months Ended January 31, 2004 (unaudited) and Year Ended April 30, 2003

								Accumulated	Total
					Additional		Other	During the	Stockholders
	Common Stock		Treasury Stock		Paid-in	Subscriptions	Comprehensive	Exploration	Equity
	Shares	par Value	Shares	Par Value	Capital	Received	income (loss)	Stage	(Deficiency)
Balance. April 30, 2002	11,984,500	11,985	(23,000)	(23)	114,988	112,500	3,790	1,020,714	257,526
Common stock issued for cash	2,300,000	2,300	—	—	299,700	—	—	—	302,000
Subscriptions received	—	—	—	—	—	(112,500)	—	—	(112,500)
Stock option compensation expense	—	—	—	—	76,124	—	—	—	76,124
Currency translation adjustment	—	—	—	—	—	—	(79,340)	—	(79,340)
Net Loss	—	—	—	—	—	—	—	(2,289,124)	(2,289,124)

Balance, April 30, 2003	14,284,500	14,285	(23,000)	(23)	1,525,812	—	(75,550)	(3,309,838)	(1,845,314)
Common Shares issued for cash and settlement of debt	5,740,100	5,740	—	—	761,300	—	—	—	767,040
Stock option compensation expense	—	—	—	—	89,340	—	—	—	89,340
Beneficial conversion feature of convertible debenture (note 12)	—	—	—	—	192,600	—	—	—	192,600
Currency translation adjustment	—	—	—	—	—	—	(61,796)	—	(61,796)
Net loss	—	—	—	—	—	—	—	(922,808)	(922,808)

Balance January 31, 2004	20,024,600	$20,025	(23,000)	$(23)	$2,569,052	$—	$(137,346)	$(4,232,646)	$(1,780,938)

See Notes to Consolidated Financial Statements

URANIUM POWER CORPORATION
(An Exploration Stage Company)

Consolidated Statements of Cash Flows (U.S. Dollars)
(Unaudited – Prepared by Management)

			From inception
	For the Nine Months Ended		on April 3, 1998
	January 31,		to January 31,
	2004	2003	2004
Operating Activities
Net loss	$(922,808)	$(877,349)	$(4,232,646)
Adjustments to reconcile net loss to net cash used operating activities
Stock option compensation expenses	89,340	39,776	243,064
Consulting expenses acquired for shares	178,340		178,340
Exploration costs acquired for shares	—	—	137,331
Equity loss from investment	—	—	19,713
Financial services acquired for shares	—	—	60,000
Non-cash financing expense	192,600	—	192,600
Write-down of exploration property	—	—	856,359
Changes in Non-cash Working Capital
Accounts Receivable	469	(96,925)	(6,081)
Accounts Payable	4,409	653,799	1,049,589

	(457,650)	(280,699)	(1,051,731)

Investing Activity
Earth Energy Licence	(106,508)	—	(106,508)
Property acquisitions	(26,192)	(75,048)	(610,051)

	(132,700)	(75,048)	(716,559)

Financing Activities
Issuance of shares for cash	588,700	108,536	1,501,621
Convertible debentures	450,000	—	450,000
Common stock returned to treasury	—	—	(15,212)
Share issue costs	—	—	(40,586)
Advances for Uranium Holdings Corporation	—	(12,872)	—
Advances from related parties	(130,755)	337,860	635,636
Subscriptions received	—	(96,538)	—
Cheques issued in excess of funds on deposit	(836)	—	—

	907,109	336,986	2,531,459

Foreign Currency Translation	—	—	3,590

Inflow (Outflow) of Cash	316,759	(18,761)	316,759
Cash, Beginning of period	—	37,154	—

Cash, End of Period	$316,759	$18,393	$316,759

Non-Cash Financing Activities
Common stock deemed to be issued for resource properties	$—	$—	$432,665

Warrants granted on purchase of resource properties	$—	$—	$50,000

Common stock issued for services	$178,340	$—	$263,340

See Notes to Consolidated Financial Statements

URANIUM POWER CORPORATION
(An Exploration Stage Company)

Notes to Consolidated Financial Statements (U.S. Dollars)
For the Nine Months Ended January 31, 2004
(Unaudited – Prepared by Management)

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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s financial position at January 31, 2004 and April 30, 2003 and the results of operations and the statement of cash flows for the nine months ended January 31, 2004. The results of operations for the three and nine months ended January 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The Company has a working capital deficit of $1,914,454, minimal other capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has accumulated stockholder’s deficiency of $1,780,938. In prior years the investment in resource properties comprised significantly all of the Company’s assets. These investments were written off in the 2003 fiscal year as the Company has no plans for further development of these properties.

Included in accounts payable is $740,715 payable by Anhydride Canada. Certain of the creditors of Anhydride Canada have threatened receivership proceedings against Anhydride Canada unless they are paid in full. Anhydride Canada does not have the resources to meet

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Nine Months Ended January 31, 2004

2.	GOING CONCERN (continued)

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

3.	LOSS PER SHARE

Net loss per share computations are based on the weighted average number of shares outstanding during the period.

4.	PROPERTIES

	Firebag	Athabasca Oil	Henday Lake	Pasquia Hills
	Prospect	Prospect	Property	Joint Venture
	(note 4(e))	(note 4(d))	(note 4(a))	(note 4(f))	Total
Balance April 30, 2002	$26,769	$720,401	$1	$—	$747,171
Acquisition of property	18,176	56,872	—	—	75,048
Write-off exploration Property	(44,945)	(777,273)	—	—	(822,218)

Balance April 30, 2003	—	—	1	—	1
Acquisition of property	—	—	—	26,192	26,192

Balance January 31, 2004	$—	$—	$1	$26,192	$26,193

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
For the Nine Months Ended January 31, 2004
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
For the Nine Months Ended January 31, 2004
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

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)

For the Nine Months Ended January 31, 2004
(Unaudited – Prepared by Management)

4. PROPERTIES (continued)

(f) Pasquia Hills Joint Venture

During the period the Company acquired the right to acquire a 60% joint venture interest in the Pasquia Hills oil shale project, covering approximately 700,000 acres located in the Pasquia Hills area of Saskatchewan, from Western Petrochemicals Corp. (“WPC”). Pursuant to the agreement the Company has made a payment of $26,090 to WPC and has paid certain other costs on WPC’s behalf.

During the period the Company reached an agreement with WPC and its major shareholders to acquire all of the issued and outstanding shares of WPC for the equivalent of up to 900,000 preferred shares and 2,000,000 common shares of the Company with certain registration rights. The preferred shares are to be non-dividend bearing, carry ten votes each and convertible into common shares as to ten common shares for each preferred share at the earlier of the Company increasing its authorized capital or June 30, 2004. As the Company and WPC are currently finalizing the structure and documentation these shares have not been issued.

5. COMMON STOCK

Issued

Subsequent to January 31, 2004, the Company issued 20,000 common shares to a consultant for services for deemed proceeds of $6,600 and it issued 287,638 common shares to creditors of Anhydride Canada.

During the period, in an attempt to settle outstanding liabilities of Anhydride Canada, the Company made an offer to creditors to settle outstanding debts for shares of the Company at $0.10 per share for each $0.15 CDN of debt. The Company has received acceptances from creditors totalling $313,028 ($416,484 CDN), which represents 2,776,560 common shares and subsequent to January 31, 2004 issued 287,638 common shares pursuant to these agreements. Also during the period, the Company agreed to acquire the interests of one of Anhydride Canada’s joint venture partners (the “Limited Partnership”) for 3,220,000 common shares of the Company, which have yet to be issued.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Nine Months Ended January 31, 2004
(Unaudited – Prepared by Management)

6. STOCK OPTIONS

During the year ended April 30, 2000, the Company adopted an incentive and a non-statutory stock option plan. As at April 30, 2003 and January 31, 2004 the Company had options outstanding to acquire 1,050,000 shares under the 2000 plan at $0.27 per share until August 21, 2006. There are no additional options available to be issued under this plan.

During the year ended April 30, 2003, the Company adopted a 2002 Stock Option Plan (the “2002 Plan”) which as at April 30, 2003 had outstanding options to acquire up to 1,365,000 common shares, which were to expire as to 100,000 at $0.25 per share on April 15, 2004, 410,000 at $0.12 on April 25, 2004, 230,000 at $0.25 per share on May 15, 2004, 400,000 on May 6, 2005 and 225,000 at $0.25 on May 15, 2005. During the nine months ended January 31, 2004 the Company cancelled 400,000 options at $0.25 per share which expired on May 6, 2005 and reissued them at $0.11 per shares until June 28, 2004. Also during this period 810,000 options were exercised as to 410,000 options at $0.12 per share with an expiry date of April 25, 2004 and 400,000 options at $0.11 per share with an expiry date of June 28, 2004. As all available options under this plan have been issued no additional options maybe granted under the 2002 Plan. Under the 2002 Plan there remain outstanding 555,000 options to acquire that same number of common shares.

On June 20, 2003, the Company adopted the 2003 Stock Option Plan (the “2003 Plan”), whereby 2,500,000 shares of common stock may be optioned. The 2003 Plan has not been adopted or ratified by the shareholders of the Company. Incentive options may be granted at any price for a period of up to ten years. During the nine months ended January 31, 2004 the Company issued a total of 2,500,000 options to acquire that same number of common share. These options were issued as to 1,050,000 options at a deemed price of $0.10 per share for services, 400,000 options at $0.10 per share until June 25, 2004, 500,000 options at $0.06 per share until July 31, 2004, 300,000 options at $0.09 per share until August 15, 2004 and 250,000 options at $0.10 per share until August 18, 2004. All the options were exercised during the period and no additional options may be granted under the 2003 Plan.

On September 18, 2003, the Company adopted the 2003 Incentive Stock Option Plan (the “2003b Plan”), whereby 2,500,000 shares of common stock may be optioned. The stock option plan has not been adopted or ratified by the shareholders of the Company. Incentive options may be granted at any price for a period of up to ten years. During the nine months ended January 31, 2004 the Company issued a total of 2,230,100 options to acquire that same number of common shares. These options were issued as to 650,000 options at a deemed price of $0.10 per share for services, 490,000 options at a deemed price of $0.17 per share for services, 170,000 options at $0.23 per share until September 19, 2004, 520,000 options at $0.17 per share until October 3, 2004, 100,000 options at $0.20 per share until October 10, 2004, 100,000 shares at $0.21 per share until November 12, 2004, 200,000 shares at $0.45 per share until November 20, 2004 and 100 options at a deemed price of $0.40 per share for services. All of the options issued during the period were exercised during the period.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Six Months Ended October 31, 2003
(Unaudited – Prepared by Management)

6. STOCK OPTIONS (continued)

Subsequent to January 31, 2004 the Company issued 20,000 options at a deemed price of $0.33 per share for services. Company may issue up an additional 249,900 options pursuant to this plan.

On October 15, 2003, the Company adopted the 2003c Stock Plan (the “2003c Plan”), whereby 2,000,000 shares of common stock may be optioned. The 2003C Plan has not been adopted or ratified by the shareholders of the Company. Incentive options may be granted at any price for a period of up to ten years. During the nine months ended January 31, 2004, the Company issued 900,000 options to acquire that same number of common shares as to 600,000 options at $0.17 per share and 200,000 options at $0.10 per share both expiring October 15, 2004 and 100,000 options at $0.30 per share expiring January 27, 2005. As at January 31, 2004 the Company may issue up an additional 1,100,000 options pursuant to this plan.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $89,340 was recognized as wages expense for the period ended January 31, 2004.

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

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Nine Months Ended January 31, 2004
(Unaudited – Prepared by Management)

7. WARRANTS (continued)

During the year ended April 30, 2003, the Company issued warrants which were based on the exploration expenditures of a joint venture party (the “Limited Partnership”). As of April 30, 2003 the Limited Partnership was entitled to warrants to acquire 483,000 common shares at $0.25 per share until July 11, 2003. These warrants expired unexercised.

During the year ended April 30, 2003, the Company issued warrants to other joint venture parties. Pursuant to these agreements the Company is committed to issuing 410,000 warrants that will entitle the holders to acquire that same number of common shares at $0.25 per share. These warrants expire as to 350,000 on November 25, 2003, which expired unexercised, 10,000 on February 27, 2004, which expired unexercised, 10,000 on February 28, 2004, which also expired unexercised, and 40,000 on March 31, 2004.

Pursuant to the issuance of Convertible Debentures (Note 12) the Company also issued 1,200,000 warrants. Each warrant entitles its holder to purchase an additional common share of the Company during the period January 6, 2004 to January 6, 2005 at $0.35 per share. The holder of the warrants may elect a cashless exercise of the warrants based on the market value of the Company’s common shares at the time of exercise. The Company has granted the holders of the warrants registration rights on the underlying common shares. The registration rights agreement calls for the Company to have filed a registration statement by January 30, 2004 which the Company has not yet done.

8. RELATED PARTY TRANSACTIONS

The following non-arm’s length transactions occurred with parties who are directors, officers and stockholders of the Company.

(a)	During the nine months ended January 31, 2004, the Company was charged management fees of $54,000 by October Sun from whom the Company acquired Anhydride USA. October Sun is related to the Company by way of significant influence. As of January 31, 2004, $400,177 was owed to October Sun. Of this balance, up to $400,000 is covered by way of a convertible note which bears interest at 6% and may be converted into units at the lower of $0.25 per unit or the then market price on the date of conversion until December 31, 2004. At April 30, 2003 and January 31, 2004, October Sun waived all rights to the interest. Each unit is to consist of one common share of the Company and a warrant to purchase an additional common share at 133% of the unit price for one year following the date of conversion. The units may at the holders’ election be issued on a cashless conversion basis based on the market value at the time of exercise. Any shares issued on conversion shall carry with them registration rights. The balances of funds owed are without interest or stated terms of repayment.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Nine Months Ended January 31, 2004
(Unaudited – Prepared by Management)

8. RELATED PARTY TRANSACTIONS (continued)

(b)	As at April 30, 2003 a total of $33,200 was due to an officer of the Company. During the nine months ended January 31, 2004 $30,000 of this amount was settled by the officer exercising an option to acquire 300,000 common shares. During the nine months ended January 31, 2004 this officer was paid management fees of $54,857 which includes $30,000 paid by way of issuing him an additional 300,000 common shares. As at January 31, 2004 this officer had resigned his position with the Company and no amounts were owed to him.

(c)	During the year ended April 30, 2003 the Company accrued fees of $3,271 to a director and officer, which are included in advertising and promotion expenses and which remain outstanding as at January 31, 2004.

(d)	United Corporate Advisors (“UCA”) is related to the Company by way of common directors. As of January 31, 2004, $232,188 was owed to UCA and included in due to related parties. Of this balance, $195,000 is covered by way of a convertible note which bears interest at 6% and may be converted into units at the lower of $0.25 per unit or the then market price on the date of conversion until December 31, 2004. At April 30, 2003 and January 31, 2004, UCA waived all rights to the interest. Each unit is to consist of one common share of the Company and a warrant to purchase an additional common share at 133% of the unit price for one year following the date of conversion. The units may at the holders’ election be issued on a cashless conversion basis based on the market value at the time of exercise. Any shares issued on conversion shall carry with them registration rights. The balances of funds owed are without interest or stated terms of repayment.

(e)	Included in consulting expenses is $39,100 pertaining to 230,000 shares issued to directors of the Company under the 2003b Plan.

9. ACCOUNTS PAYABLE

Accounts payable as at January 31, 2004 is made up of $963,116 in trade accounts payable and $186,667 in advances from third parties.

URANIUM POWER CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Six Months Ended October 31, 2003
(Unaudited – Prepared by Management)

10. EARTH ENERGY LICENCE AGREEMENT

On August 12, 2003, the Company became party to an exclusive license agreement for Canada, Central and South America with Earth Energy Resources Ltd. (“Earth Energy”) and West Peak Ventures of Canada Ltd. (“West Peak”) for the use of Earth Energy’s proprietary catalytic process. The process includes a proprietary Catalyst in conjunction with processing equipment to separate hydrocarbons from sand, shale or oil. Under the terms of the underlying license agreement with Earth Energy, the Company will pay $375,799 ($500,000 CDN) by 2005 of which it has paid $106,508 ($150,000 CDN). The Company will also pay a royalty of 5% and will purchase catalyst and processing equipment from Earth Energy Resources Ltd. for cost plus 25%. The Central and South American license agreement is a three-year option on the same terms with the exception that the license fee is a one-time payment of $500,000 US.

11. CONTINGENCY

In a statement of claim filed against Anhydride Canada and others, the plaintiffs claim they owned a 63.3% interest in the 7-32 well on the Athabasca prospect. The claim also seeks general damages of $3,800,000 ($5,000,000 CDN) from the defendants as well as monetary and special damages as determined by the court. A statement of defense was filed by Anhydride Canada, but given that the property has been written off it will not be actively pursued. Since filing of the statement of defense in April 2003, no further action has been taken by the plaintiff. The Company believes the claim is frivolous and without merit and as such no amount has been accrued by the Company at April 30, 2003 and January 31, 2004.

12. CONVERTIBLE DEBENTURE

During the period the Company issued $450,000 of 6% secured convertible debentures, which mature June 1, 2004. These debentures are secured by a general security agreement over all of the Company’s property. The debentures are convertible into common shares at the lower of 70% of the five-day average closing price of the Company’s common shares or $0.45 per share, provided that while the debentures are in good standing the conversion price will not be below $0.15 per share.

The Company has granted the holders of the debentures registration rights on the underlying common shares. The registration rights agreement calls for the Company to have filed a registration statement by January 30, 2004 and for $75,000 to be held back until such time as the registration statement is filed. To date the Company has not filed the registration statement. Pursuant to the registration rights agreement the Company is subject to a 2% penalty every thirty days the registration statement is late and failure to file may cause the debentures to be in default and due immediately. The debentures also require that the holders of the debentures agree to the issuance of shares in certain instances. The Company may redeem the convertible notes at a redemption price of 110% of the principal plus interest.

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

All payments to be made in the future have been expressed in U.S. dollars using an exchange rate of $1 U.S. = $1.3305 Cdn.

Plan of Operations

The Company is in the exploration stage and does not currently have any income from operating activities. The Company has a working capital deficit of $1,914,454 and minimal other capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has accumulated stockholder’s deficiency of $1,780,938. In prior years the investment in resource properties comprised significantly all of the Company’s assets. These investments have been written off in the 2003 fiscal year, as the Company currently has no plans for further development of these properties. During the period the Company raised $588,700 from shares issued for cash and $450,000 through the issuance of convertible debentures. Management intends to raise additional capital through the issuance of equity and or debt to finance operations and invest in other business opportunities, however, no assurance can be given that the Company will be successful in raising additional capital or that other business opportunities will be found.

During the period the Company acquired the right to acquire a 60% joint venture interest in the Pasquia Hills oil shale project, covering approximately 700,000 acres located in the Pasquia Hills area of Saskatchewan, from Western Petrochemicals Corp. (“WPC”). Pursuant to the agreement the Company has made a payment of $26,090 to WPC and incurred other costs of $102.

Subsequent to period end the Company reached an agreement with WPC and its major shareholders to acquire all of the issued and outstanding shares of WPC for up to 900,000 preferred shares and 2,000,000 common shares with certain registration rights. The preferred shares are to be non-dividend bearing, carry ten votes each and convertible into common shares as to ten common shares for each preferred share at the earlier of the Company increasing its authorized capital or June 30, 2004. As the Company and WPC are currently finalizing the structure and documentation these shares have not been issued. This project may become a core business of the Company.

During the period the Company entered into a license agreement with Earth Energy Resources Ltd. (“Earth Energy”) for the use of its proprietary catalytic process, subject to yet to be agreed upon compensation to West Peak Ventures of Canada Ltd. for assigning the license agreement to the Company. This process includes a proprietary catalyst in conjunction with processing equipment to separate hydrocarbons from sand, shale or soil. Under the terms of the underlying license agreement, the Company agreed to pay $375,799 ($500,000 Cdn.) by 2005, with initial payments of $106,508 ($150,000 Cdn.)(paid) to be used to determine the feasibility of the process. The Company also agreed to pay a royalty of 5% and may purchase catalyst and processing equipment from Earth Energy

Resources Ltd. for cost plus 25% if the technology proves successful and economically feasible. The Central and South American license agreement is a three-year option on the same terms with the exception that the license fee is a one-time payment of $500,000 US.

To date the Company conducted initial testing of the Earth Energy process and is currently evaluating the process to determine the feasibility of the process. The payments to Earth Energy have been funded by way of related party advances. The Company is not obligated to proceed and may stop funding at anytime. Should the Earth Energy process prove to be economically feasible this may become a core business of the Company. However, the Company is at the initial stages of determining feasibility and additional testing and evaluation must be done to determine if the process is viable.

The Company retains an indirect interest in the Henday Lake Uranium property through its 20% equity investment in Uranium Holdings Corporation (“UHC”), however, the Company does not view this property to be of substantial merit. The Company plans to continue to hold its investment in UHC but its interest may be diluted if it is unable to meet exploration expenditures on a timely basis.

Changes in Financial Condition

During the nine months ended January 31, 2004 the primary focus of the Company was on finding a business plan and / or project of significant merit for the Company and in dealing with the creditor and other issues related to failure of the Company’s exploration program. Management fees for the quarter of $108,857 (2003 - $54,000) included $54,857 paid to the former president of the Company, which in the prior year was charged to exploration expense. The amount paid the former president also included $30,000 paid to him by way of issuing him 300,000 common shares. Advertising and promotion costs of $125,412,001 (2003 – $172,320) were down as the Company scaled back its activities following the write off of its exploration programs as of April 30, 2003. Consulting expense of $337,846 (2003 – $84,776) includes $89,340 related to compensation expense charged for options granted to consultants during the period. Consulting expense also includes $178,340 related to 1,140,100 bonus shares issued to consultants during the period, of which $39,100 pertaining to 230,000 common shares were granted to Directors of the Company and $45,000 paid to the finder of the convertible debentures. Travel costs of $21,248 (2003 - $24,647) were consistent with the same period last year owing to travel associated with the Earth Energy license agreement and Pasquia Hills project. Professional fees of $92,642 (2003 – $128,609) continued to be a major expense to the Company as it incurred costs related to evaluating various business proposals, dealing with Anhydride Canada’s creditor situation and legal work pertaining to the convertible debenture financing. The Company recorded non-cash financing expenses of $192,600 relating to the $450,000 with convertible notes issued. In total the Company experienced a net loss of $875,888 or $0.05 per share for the nine months ended January 31, 2004, compared to a net loss of $877,349 or $0.07 per share for the nine months ended January 31, 2004. The Company expects to continue to incur operating losses and will continue to be dependent on additional equity or debt sales and or property joint ventures to fund its activities in the future.

As noted above Anhydride Canada has incurred significant trade payables in pursuit of its exploration activities, which totaled to $740,715 as at January 31, 2004. In an attempt to settle these liabilities, the Company made an offer to Anhydride Canada creditors to settle outstanding debts for shares of the Company at $0.10 per share for each $0.15 Cdn. of debt. The Company has received acceptances from creditors totalling $313,028 ($416,484 Cdn.), which represents 2,776,560 common shares and subsequent to January 31, 2004 the Company issued 287,638 common shares pursuant to these agreements. Certain of the creditors have rejected this offer and threatened receivership proceedings against Anhydride Canada unless they are paid in full. Anhdydride Canada does not have the resources to meet these demands and the Company has determined that it will not commit further resources to Anhdydride Canada or defend such action should the creditors take it.

In conjunction with the settlement offered to the Anhydride Canada creditors the Company also agreed to acquire the Athabasca and Firebag prospect interests of Anhydride Limited Partnership for 3,220,000 common shares of the Company, which have yet to be issued.

During the period the Company issued $450,000 of 6% secured convertible debentures, which mature June 1, 2004. These debentures are secured by a general security agreement over all of the Company’s property. The debentures are convertible into common shares at the lower of 70% of the five-day average closing price of the Company’s common shares or $0.45 per share, provided that while the debentures are in good standing the conversion price will not be below $0.15 per share.

The Company has granted the holders of the debentures registration rights on the underlying common shares. The registration rights agreement calls for the Company to have filed a registration statement by January 30, 2004, which the Company has not yet done. Pursuant to the registration rights agreement the Company is subject to a 2% penalty every thirty days the registration statement is late and failure to file may cause the debentures to be in default. The debentures also require that the holders of the debentures agree to the issuance of shares in certain instances. The Company may redeem the convertible notes at a redemption price of 110% of the principle plus interest.

In conjunction with the issuance of the convertible debentures the Company also issued 1,200,000 warrants. Each warrant entitles its holder to purchase an additional common share of the Company during the period January 6, 2004 to January 6, 2005 at $0.35 per share. The holder of the warrants may elect a cashless exercise of the warrants based on the market value of the Company’s common shares at the time of exercise. The Company has granted the holders of the warrants registration rights on the underlying common shares. The registration rights agreement calls for the Company to have filed a registration statement by January 30, 2004, which the Company has not yet done.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     During the period there were no material developments in the status of legal proceedings as reported in the October 31, 2004 10Q-SB other than Codeco Consulting (2000) Ltd. and Black Max Downhole Tools Ltd. filed a statement of claim against API Canada for $88,431 Cdn. on September 19, 2003 and a Certificate of Lis Pendens was issued February 3, 2004 in favor of Codeco Consulting (2000) Ltd. and Black Max Downhole Tools Ltd. All filings were made in the Court of Queens Bench of Alberta, Judicial District of Calgary. API Canada has not filed a statement of defense, and does not intend to do so.

Item 2. Changes in Securities; Recent Sales of Unregistered Securities

     There are no changes in securities. The following equity securities were sold by the Company during the period covered by this report that not registered under the Securities Act.

     On December 17, 2003 the Company issued bonus shares, under its 2003b Plan, for consulting services at a deemed price of $0.40 per share as to 100 shares of Common Stock to Colin Taylor. The option and shares issued were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

     On January 6, 2004 the Company issued 6% secured convertible debentures and warrants to Platinum Partners as to $150,000 in convertible debentures and 333,334 warrants, Viscount Investments Ltd. as to $100,000 in convertible debentures and 222,222 warrants, Johnathan Mayer as to $50,000 in convertible debentures and 111,111 warrants and JM Investors as to $150,000 in convertible debentures and 333,333 warrants. The shares and warrants were issued in reliance on the exemption from registration contained in Section 4(2) of the Act and Rule 506 promulgated thereunder. Viscount Investments Ltd received a finders fee on the transaction of $45,000 plus 200,000 warrants.

     After the end of the period but prior to the preparation of this report, on February 3, 2004 the Company issued 79,659 common shares of the Company to William Ghazar in settlement of $8,901 ($11,949 Cnd.) of Anhydride Canada’s debt. These shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

     After the end of the period but prior to the preparation of this report, on February 5, 2004 the Company issued bonus shares, under its 2003b Plan, for consulting services at a deemed price of $0.33 per share as to 20,000 shares of Common Stock to Dorothy Dennis. The option and shares issued were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

     After the end of the period but prior to the preparation of this report, on February 24, 2004 the Company issued 151,599 common shares of the Company to Reginald’s Tank Service Ltd. and 56,380 common shares of the Company to JHT Oilfield Hauling Ltd. in settlement of $23,448 ($31,197 Cnd.) of Anhydride Canada’s debt. These shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

     During the fiscal quarter ended July 31, 2003, in an attempt to settle outstanding liabilities of API Canada, the Company made an offer to creditors to settle outstanding debts for shares of the Company at $0.10 per share for each $0.15 Cdn. of debt. The Company has received acceptances from creditors totalling $313,028 ($416,484 Cdn.), which represents 2,776,560 common shares of which the Company has issued 287,638 common shares pursuant to these agreements.. To date, the balance of these shares have yet to be issued. The balance of these shares when issued will be issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

     Pursuant to agreements with its joint venture partners the Company is committed to issue warrants to purchase up to 60,000 shares of Common stock at an exercise price of $0.25 per share. The Company has not yet issued warrants to James Billingsley as to 10,000 warrants which expire on February 27, 2004 (expired subsequently), Robert Burnett as to 10,000 warrants which expire on February 28, 2004 (expired subsequently) and to Peter Brown as to 40,000 warrants which expire on March 3, 2004. These warrants will be issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

Item 3. Defaults Upon Senior Securities

     The 6% secured convertible debentures required the Company to have filed a registration statement by January 30, 2004, which the Company has not yet done. The Company received a written demand letter dated March 3, 2004 pursuant to which it has fourteen days to file the registration statement or be in default. To date the Company has not filed the registration statement and should the Company be deemed in default then the convertible notes become due immediately.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Articles of Incorporation. (1)

3.2	Bylaws.(1)

4.1	Form of 6% Secured Convertible Debenture due June 1, 2004, filed herewith

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10-SB, filed October 14, 1999.

(b)	Reports on Form 8-K

The Company filed no reports on Form 8-K for the quarter ended January 31, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM POWER CORPORATION

Date: March 16, 2004	By:	/s/ Thornton J. Donaldson

Thornton J. Donaldson, President and
Chief Executive Officer

Date: March 16, 2004	By:	Thornton J. Donaldson

Thornton J. Donaldson, Director and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation. (1)

3.2	Bylaws.(1)

4.1	Form of 6% Secured Convertible Debenture due June 1, 2004, filed herewith

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10-SB, filed October 14, 1999.