Form 10KSB
period 2004-04-30
URANIUM POWER CORP
filed 2004-07-29
CIK 1096791

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2004.

[ ]  TRANSITION   REPORT   PURSUANT   TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number:  0-27659
                         -------

                            URANIUM POWER CORPORATION
                            -------------------------
                 (Name of small business issuer in its charter)


           Colorado                                              None
------------------------------                        --------------------------
State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                          Identification No.)


               206-475 Howe Street, Vancouver, B.C. CANADA V6C-2B3
               ---------------------------------------------------
                    (Address of principal executive offices)

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

         Yes  [X]

Issuer's revenues for its most recent fiscal year: $0.

As of July 23, 2004, there were 21,384,838 shares of the Registrant's $.001 par value Common Stock ("Common Stock"), Registrant's only outstanding class of voting securities, outstanding. The aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the closing bid price on July 23, 2004, is $$6,427,135.

Transitional Small Business Disclosure Format (check one):   Yes [ ]    No [X]

         This document contains technical and geological terms, which are defined in the Glossary of Terms, which appears at the end of Part I of this Report. All future payments in Canadian dollars have been converted to United States dollars using an exchange rate of $1 U.S. = $1.371 Cdn., which was the April 30, 2004 exchange rate.

                                     PART I

         When we use the terms "Uranium Power Corporation," the "Company," "we," "us," "our," or "UPC," we are referring to Uranium Power Corporation and its subsidiaries, unless the context otherwise requires. We have included technical terms important to an understanding of our business under "Glossary of Common Oil and Gas Terms" at the end of this section. Throughout this document we make statements that are classified as "forward-looking." Please refer to the "Forward-Looking Statements" section of this document for an explanation of these types of assertions.

ITEM 1.  BUSINESS

Business.


General Development of Business

         We are a Colorado corporation formed on April 3, 1998. On April 30, 2002 we acquired our wholly owned subsidiary, Anhydride Petroleum (USA) Inc. ("Anhydride USA"), and Anhydride USA's wholly owned subsidiary, Anhydride Petroleum (Canada) Inc. ("API Canada" or "Anhydride Canada").

Pasquia Hills Prospect, Oil Shale Exploration

         Our principal business activity has been the exploration for uranium and petroleum in Canada and in prior years the investment in resource properties comprised significantly all of our assets. These assets were written off during the year ended April 30, 2003, as we have no further plans to work on them, and we have abandoned our previous business plan. In January 2004, we reached agreement to acquire Western Petrochemicals Corporation, which resulted in our business plan now involving the exploration for and mining of oil shale in Pasquia Hills, Saskatchewan and the refining of certain petrochemical feedstocks derived from oil shale. We also are continuing to evaluate certain technology involving the separation of hydrocarbons from sand and oil shale.

         In October 2003, we entered into a preliminary agreement with Western Petrochemicals Corp. ("WPC"). The Agreement, which is subject to many contingencies, granted the right to acquire a 60% joint venture interest from WPC in the Pasquia Hills Oil Shale Project, covering approximately 700,000 acres located in the Pasquia Hills area of Saskatchewan. Pursuant to the agreement we made a payment of $26,090 to WPC on October 3, 2003.

         In December 2003, we reached a second preliminary agreement with WPC and its major shareholders to acquire all of the issued and outstanding shares of WPC which was entered into on January 28, 2004 and the Company, WPC and its major shareholders agreed that the Company would acquire all of the issued and outstanding shares of WPC for the equivalent of up to 900,000 Series A Shares and 2,000,000 common shares of the Company with certain registration rights. WPC's primary asset is the Pasquia Hills Oil Shale Project and it has approximately $948,000 ($1,300,000 CND.) in liabilities. The Company, WPC and its major shareholders are currently finalizing the structure and documentation of the transaction and as such these shares have not been issued. On April 23, 2004 the Company acquired from Powermax Energy Inc. ("Powermax") all of its rights and obligations under a March 1, 2003 Farmout and Joint Venture Agreement between WPC and Powermax for 92,000 common shares and $29,923 cash. This Farmout and Joint Venture Agreement pertained to certain of WPC's western lands. Upon closing with WPC and its major shareholders the Company will control all of the Pasquia Hills Oil Shale Project.


Overview of Petrochemical Industry

         The term petrochemical refers to "a chemical that is produced from petroleum or gas products, but which is not used for fuel purposes"(Hanson, 1958). Within this broad category, there are further distinctions between primary petrochemicals and higher order derivatives. Primary petrochemicals are products manufactured directly from some petroleum or natural gas based feedstock. Higher order derivatives are formed through chemically altering primary petrochemicals, producing a new product that in turn can be altered again.

         A chain of chemical processes are involved. For example, derivatives upgraded from primary petrochemicals would be ethylene oxide, ethylene dichloride, and polyethylene. Those derivatives would in turn yield ammonium nitrate, which can then be altered to produce fertilizer or explosives. Additionally, ethylene glycol can be upgraded to antifreeze or a fiber material. The end result of this chain is often a raw material that serves in the manufacture of an array of common retail items like detergents, drugs, cosmetics, and insecticides (Motamen, 1986).

         The process chain begins with feedstock hydrocarbons. Historically, feedstocks have come from stripping (add-on) or fractionation processes that represent a small percentage of the entire petroleum or gas stream. Examples of common feedstocks are methane, ethane, aphtha, gas, oil, and butane which are subject to world price fluctuations.

     The analytical data for the UPC shale oil indicate that it includes an unusually large percentage of attractive petrochemical feedstock companies. This supports UPC's unique vision of creating a facility that solely produces petrochemical feed stocks and primary petrochemicals.

Petrochemical Markets

         Petrochemicals represent a $162 billion plus industry in North America alone. The United States utilizes about 3.5% of its total oil and gas production for petrochemicals (Worldbook Encyclopedia). Extensive markets also exist throughout South America, Europe, the Middle East, and Asia. At present, there are countless intra-industry competitors dealing in an array of petrochemicals and derivative products.

         Overall industry profitability has created a significant influx of capital, increasing global petrochemical production capacities (Chang, 2000). In the year 2000 alone there were four major capacity projects completed:

-- India Petrochemicals Corp. Ltd. commissioned a 300,000-tonnes/year ethylene plant in February;

-- Borealis AB completed a 150,000 tonnes/year cracker in February;

-- Haldia Petrochemicals Ltd. would bring on-line a 420,000-tonnes/year ethylene plant in February; and

-- Copesul started a 450,000-tonnes/year ethylene plant in March. (Oil & Gas Journal, April 2000 p. 57)

         This industry is a mature and competitive environment. However, there is a competitive advantage gained by resource pooling. Petrochemical producers endure a difficult economic situation, as both their suppliers and customers maintain significant leveraging/bargaining power and the suppliers to the petrochemical industry are the producers of petrochemical feedstock. The petrochemical industry has limited product alternatives.

         A niche feedstock producer with stable production costs can establish long term delivery contracts that mirror the pooling concepts this industry is attempting to implement. We hope to be this company in the future, offering a stable supply of petrochemicals independent from world petroleum price volatility.

Five Pasquia Hills Feedstocks

         The UPC shale oil fractional composition suggests production of both petrochemical feedstock and primary petrochemicals. Assuming that the compositional data for the UPC oil shale is accurate, the expected feedstock production would be: toluene, styrene, benzene, aphtha, and ethylbenzene. Each of these petrochemicals and petrochemical feedstock are characterized by unique properties. These unique properties result in unique market uses.

         Benzene. Benzene is a simple aromatic feedstock with an output in 2000 of 2.4 billion gallons worldwide (Chemicals: Basic Industry Survey, 2001). It can be combined with ethane to make ethylbenzene, which, in turn, is rendered to styrene (plastics). In addition, it is combined with methane to make methylbenzene or toluene. Benzene is also utilized as raw material in the manufacture of several additional derivatives including phenolic resins, polycarbonate and epoxy resins, polyurethanes, nylons, synthetic rubbers, and detergents. Worldwide the major producers of benzene include Exxon-Mobil, Chevron-Phillips, BP, Equistar Chemicals, Koch Industries Inc., Shell, and Dow Chemicals.

         As a petrochemical feedstock for such a diverse group of derivatives, benzene will likely offer significant future potential, given population and marketplace growth. There are other factors that will play a role in the overall demand for benzene, such as the future price of oil and the current productive capacity in the industry. Purvin & Gertz (PR Newswire, August 2, 2001) claim that benzene derivatives will average just over 4% growth per year through 2020. They also indicate that this growth would be, predominantly, a factor of consumption in the styrene chain.

         Ethylbenzene. Ethylbenzene is a primary petrochemical produced from benzene and ethane which becomes a raw material in styrene production. In the year 2000, roughly 13 billion pounds of ethylbenzene were produced worldwide. As a member of the benzene derivatives family and a raw material of styrene, it also stands to reason that ethylbenzene will maintain a healthy demand curve for the foreseeable future (Chemical: Basic Industry Survey, 2001).

         Toluene. Toluene, which is also referred to as methylbenzene, is another benzene family constituent. Toluene is used as a raw material to produce benzoic acid. Benzoic acid is used as a preservative for foods, beverages, and cosmetics. An antiseptic known as chloramine-T is also made from toluene. Makers of explosives use toluene to make TNT. Paint manufacturers use toluene as a lacquer solvent. Toluene is also used in the manufacture of many dyes and perfumes (Chemical: Basic Industry Survey, 2001).

Earth Energy License Agreement

         On August 12, 2003, the Company became party to an exclusive license agreement for Canada, Central and South America with Earth Energy Resources Ltd.("Earth Energy") and West Peak Ventures of Canada Ltd. ("West Peak") for the use of Earth Energy's proprietary catalytic process. The process includes a proprietary Catalyst in conjunction with processing equipment to separate hydrocarbons from sand, shale or oil. Under the terms of the underlying license agreement with Earth Energy, the Company will pay $375,799 ($500,000 Cnd.) by 2005 of which it has paid $106,508 ($150,000 Cnd.). The Company will also pay a royalty of 5% and will purchase catalyst and processing equipment from Earth Energy Resources Ltd. for cost plus 25%. The Central and South American license agreement is a three-year option on the same terms with the exception that the license fee is a one-time payment of $500,000 US.

         To date the Company conducted initial testing of the Earth Energy process and is currently evaluating the process to determine the feasibility of the process. The Company is not obligated to proceed and may stop funding at any time. Should the Earth Energy process prove to be economically feasible this may become a core business of the Company. However, the Company is at the initial stages of determining feasibility and additional testing and evaluation must be done to determine if the process is viable.

Uranium Property

         We were initially formed as a result of management's perception of an upcoming worldwide shortage of uranium. However, due to a lack of funding for its uranium properties we decided during the year ended April 30, 2002 to focus our attention on our oil and gas prospects. The Company retained an indirect interest in the Henday Lake Uranium property through its 20% equity investment in Uranium Holdings Corporation ("UHC"), however, the Company does not view this property to be of substantial merit. The Company plans to continue to hold its investment in UHC and as such spent $59,525 during the year ended April 30, 2004, on Henday Lake exploration, to maintain its 20% equity interest in UHC. This 20% equity interest in UHC may be diluted if the Company is unable or elects not to meet exploration expenditures on a timely basis.

Investment in Energy 51 Inc.

         On April 7, 2004, the Company entered into an equity participation and farmout agreement with Energy 51 Inc. ("Energy 51") pursuant to this agreement the Company purchased 750,000 common shares of Energy 51 representing 15.625% of its issued and outstanding share capital for $152,800 ($200,000 Cnd.). Energy 51 is a privately held Alberta company engaged in the exploration and development of oil and gas primarily in Alberta. The agreement grants the Company the right to purchase a further 375,000 common shares for $72,939 ($100,000 Cnd.) to bring its interest in Energy 51 to 20.8% which the Company exercised subsequent to April 30, 2004. The Company also has the right to purchase a further 375,000 common shares for $72,939 ($100,000 Cnd.) on or before October 1, 2004. The Company has also agreed on a best efforts basis to provide up to $364,697 ($500,000 jCnd.) to Energy 51 for oilfield work to be done by Energy 51 on or before October 1, 2004. After October 1, 2004 the Company may elect to convert the working capital loan into up to 1,058,825 common shares or into a term loan due in two years with a 100% return. As part of this agreement the Company has to be offered the right to participate on all prospects generated by Energy 51 until April 1, 2006.

         During the year ended April 30, 2004 Energy 51 had not yet begun operations. The Company's purpose for the investment was to diversify its core business, to possibly receive a stream of future cash flow from oil and gas exploration and to have the opportunity to review and invest in oil and gas exploration prospects of merit. Further investment will be subject to the performance of Energy 51 and funding requirements of the Company.

Firebag, Saskatchewan, Tar Sands Prospect

         Subsquent to April 30, 2004 the Company reached an agreement, subject to many contingencies, to purchase 51% of the Firebag East Project for $83,900 ($115,000 CND), 3,000,000 common shares and a 12(cent) per barrel royalty. The Company has also reached a verbal agreement in principle, with Powermax, to purchase the remaining 49% interest in the prospect for $729,400 ($1 million CND) and a 2.5% gross overriding royalty, subject to certain conditions being met. The Firebag, Saskatchewan prospect covers approximately 2,000 square miles in northwestern Saskatchewan along the Alberta border. The prospective lands host Fort McMurray and Wabiskaw Palo channel zones containing Athabasca Oil Sands. The Company is currently working with the vendors to clear the subjects and as such no shares or cash payments have been made. Should the Company complete one or both of the proposed purchases then the Firebag, Saskatchewan, tar sands project may become a top priority of the Company.


Business Strategy:

         Our objective is to pursue existing opportunities in the oil and gas field, which may include exploration of properties of merit and or development and marketing of new technologies to the industry. The principal elements of our strategy are as follows.

          o Pursue Exploration Projects - We intend to continue our efforts at reviewing oil and gas exploration prospects of merit that have the potential of significant reserves and production revenue. During the year ended April 30, 2004 the Company has reached an agreement to acquire Pasquia Hills, oil shale prospect and subsequent to April 30, 2004 the Firebag, Saskatchewan, Tar Sands Prospect.

          o Pursue New Technologies - We intend to continue efforts to pursue and understand new technologies for the oil and gas industry that have the potential for wide marketplace acceptance and significant revenues. As part of our efforts to pursue new technologies, the Company during the year ended April 30, 2004, entered into an exclusive license agreement for Canada, Central and South America with Earth Energy and West Peak for the use of Earth Energy's proprietary catalytic process.

          o Selective Expenditures - We intend to minimize the risk of our limited financial resources by where ever possible targeting our expenditures towards earning interests in projects. This, therefore, limits the risk to the Company should a project prove to be uneconomic. In this regard the Company made an investment in Energy 51 a private oil and gas exploration company.

          o Control Operations - We believe that it is important to control operational decisions as well as the timing of those decisions. Therefore, it is our intension wherever possible to be the operator of any project that we are involved in.

Significant Developments

          o Convertible Notes - On September 24, 2002 the Company issued a convertible note to October Sun, a Nevada Corporation in the principal amount of $400,000 and on the same date the Company issued a convertible note to United Corporate

               Advisors in the principal amount of $195,000. The notes become due on September 30, 2003, bear interest at 6% per annum and may be converted into Units at a price per share equal to the lower of i) $0.25 per share or ii) the market price of one share of the Company's common stock on the date of conversion. Each unit is to consist of one common share and a warrant to purchase one common share at a price equal to 133% of the conversion price for a period of one year following the date of conversion. During the year these notes were extended to December 31, 2004.

          o The Company agreed to settle $288,743 ($416,484 Cdn.) of API Canada debt through the issuance of 2,776,560 common shares.
               During the year ended April 30, 2004 the Company issued 287,638 shares pursuant to these agreements.

          o The Company agreed to acquire the Athabasca property working interests, which were written off during the year ended April 30, 2003, from a Limited Partnership for 3,220,000 common shares, which have yet to be issued.

          o Certain of API Canada's creditors have threatened to put API Canada into receivership unless they are paid in full. API Canada does not have the resources to meet these demands and the Company has determined that it will not commit resources to API Canada or defend such action should the Creditors take it.

          o On August 12, 2003, the Company became party to an exclusive license agreement for Canada, Central and South America with Earth Energy Resources Ltd.("Earth Energy") and West Peak Ventures of Canada Ltd. ("West Peak") for the use of Earth Energy's proprietary catalytic process. The process includes a proprietary Catalyst in conjunction with processing equipment to separate hydrocarbons from sand, shale or oil. Under the terms of the underlying license agreement with Earth Energy, the Company will pay $364,700 ($500,000 Cnd.) by 2005 of which it has paid $106,508 ($150,000 Cnd.). The Company will also pay a royalty of 5% and will purchase catalyst and processing equipment from Earth Energy Resources Ltd. for cost plus 25%. The Central and South American license agreement is a three-year option on the same terms with the exception that the license fee is a one-time payment of $500,000 US.

          o In October 2003, we entered into a preliminary agreement with Western Petrochemicals Corp. ("WPC"). The Agreement, which was subject to many contingencies, granted the right to acquire a 60% joint venture interest from WPC in the Pasquia Hills Oil Shale Project, covering approximately 700,000 acres located in the Pasquia Hills area of Saskatchewan. Pursuant to the agreement we made a payment of $26,090 to WPC on October 3, 2003. On January 28, 2004, we reached agreement with WPC and its major shareholders to acquire all of the issued and outstanding shares of WPC for the equivalent of up to 900,000 Series A Shares and 2,000,000 common shares of the Company with certain registration rights. WPC's primary asset is the Pasquia Hills Oil Shale Project and it has approximately $948,000 ($1,300,000 CND.) in liabilities. The Company, WPC and its major shareholders are currently finalizing the structure and documentation of the transaction and as such these shares have not been issued. On April 23, 2004 the Company acquired from Powermax Energy Inc. ("Powermax") all of its rights and obligations under a March 1, 2003 Farmout and Joint Venture Agreement between WPC and Powermax for 92,000 common shares and $29,923. This Farmout and Joint Venture Agreement pertained to certain of WPC's western lands.

          o On April 7, 2004, the Company entered into an equity participation and farmout agreement with Energy 51 Inc. ("Energy 51") pursuant to this agreement the Company purchased 750,000 common shares of Energy 51 representing 15.625% of its issued and outstanding share capital for $152,800 ($200,000 Cnd.). Energy 51 is a privately held Alberta company engaged in the exploration and development of oil and gas primarily in Alberta. The agreement grants the Company the right to purchase a further 375,000 common shares for $72,939 ($100,000 Cnd.) to bring its interest in Energy 51 to 20.8% which the Company exercised subsequent to April 30, 2004. The Company also has the right to purchase a further 375,000 common shares for $72,939 ($100,000 Cnd.) on or before October 1, 2004. The Company has also agreed on a best efforts basis to provide up to $364,697 ($500,000 Cnd.) to Energy 51 for oilfield work to be done by Energy 51 on or before October 1, 2004. After October 1, 2004 the Company may elect to convert the working capital loan into up to 1,058,825 common shares or into a term loan due in two years with a 100% return. As part of this agreement the Company has to be offered the right to participate on all prospects generated by Energy 51 until April 1, 2006.

          o During the year ended April 30, 2004 the Company spent $59,525 in exploration on the Henday lake prospect to maintain its 20% interest in UHC.

          o During the period the Company issued $1,000,000 (January 6, 2004 $450,000 and March 31, 2004 $550,000) of 6% secured convertible debentures (the "Debentures"), which mature June 1, 2004. To date, the Company has not received any notice of being in default. These debentures are secured by a general security agreement over all of the Company's property. The debentures are convertible into common shares at the lower of 70% of the five-day average closing price of the Company's common shares or $0.45 per share, provided that while the debentures are in good standing the conversion price will not be below $0.15 per share. The Company also issued 2,666,666 warrants to purchase the same number of common shares in conjunction with this financing. The Company has granted the holders of the debentures registration rights on the underlying common shares. The registration rights agreement calls for the underlying shares to be registered by May 29, 2004. To date, the Company has not completed the registration of the underlying shares. Pursuant to the registration rights agreement the Company is subject to a 2% penalty every thirty days the registration statement is late and failure to file may cause the debentures to be in default and due immediately. The debentures also require that the holders of the debentures agree to the issuance of shares in certain instances. The Company may redeem the convertible notes at a redemption price of 110% of the principal plus interest.

Employees and Office Space.

         During the year the Company maintained its corporate headquarters at 475 Howe Street, Suite 206, Vancouver, British Columbia, Canada V6C 2B3. The telephone number of the corporate headquarters is (604) 685-8355. The Company held this office space under an oral, month-to-month sublease, for rental payments of $1,500 per month until February 2004. In February 2004 the Company entered into a lease with A.G. Seven Holdings Ltd. to rent the premises for two years at a cost of approximately $2,500 per month. The Company has an arrangement with a third party where they use some of the office space on a month-to-month basis for rental payments of $1,150 per month. The Company's former President also maintained an office in Calgary, Alberta, Canada, until September 2003 at a charge of $200 Cdn. per month to the Company. The Company may sublease additional office space as required for operations.

         The Company has no employees and instead relies on the services of officers and directors, who are compensated from time to time through the issuance of options, and consultants on an as needed basis at market rates.

Title to Properties

         The Company's interests in the Henday Lake uranium property is held indirectly through an investment in UHC. The Company has conducted a search and is satisfied as to the title of the underlying mineral property claims.

         Likewise the Company's interests in the Pasquia Hills Prospect, Oil Shale property is held indirectly through WPC. The Company has conducted a search and is satisfied as to the title of the underlying mineral property claims.

Cautionary Statement about Forward-Looking Statements

         This Annual Report on Form 10-KSB includes certain statements that may be deemed to be "forward-looking statements." All statements, other than statements of historical facts, included in this Form 10-KSB that address activities, events or developments that Uranium Power Corporation's management expects, believes or anticipates will or may occur in the future are forward looking statements. Examples of forward-looking statements may include discussion of such matters as:

          o    The  amount  and  nature  of  future  capital,   development  and
               exploration expenditures;

          o    Business strategies and development of new business plan; and

          o Other similar matters such as those discussed in Management's Discussion and Analysis of its Plan of Operations.

         These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of oil and natural gas prices, uncertainties in cash flow, expected acquisition benefits, production rates and reserve replacement, reserve estimates, drilling and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed under the caption "Risk Factors," many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

 Risk Factors

         Our securities are highly speculative and involve a high degree of risk, including among other items the risk factors described below. You should carefully consider the following risk factors and other information in this 10-KSB before deciding to invest in us.

               RISK FACTORS RELATED TO THE BUSINESS OF THE COMPANY

DUE TO OUR HISTORY OF OPERATING LOSSES, WE ARE UNCERTAIN THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

         The consolidated financial statements have been prepared assuming that we will continue as a going concern. During the fiscal years ended April 30, 2004 and 2003 we suffered net losses of $1,581,054 and $2,289,124, respectively. At April 30, 2004 there was a stockholders' deficit and a working capital deficit of $2,026,926 and $2,405,505 respectively. At April 30, 2003 there was a stockholders' deficit and a working capital deficit of $1,845,614 and $1,846,130, respectively. The independent auditors' report issued in conjunction with the consolidated financial statements for the year ended April 30, 2004 contains an explanatory paragraph indicating that the foregoing matters raise substantial doubt about our ability to continue as a going concern.

         There is no assurance that we can generate net income, increase revenues or successfully expand our operation in the future.

         See "Plan of Operation" for a description of management's plans in regard to this issue. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unsuccessful in implementing these plans, or otherwise unable to continue as a going concern.

IF WE FAIL TO FORMALLY CLOSE THE WPC ACQUISITION, OUR PRINCIPAL BUSINESS ACTIVITY WOULD BE SIGNIFICANTLY IMPAIRED.

         In January 2004 we entered into an agreement with the shareholders of WPC regarding the acquisition of WPC. We have moved our business plan forward based on this agreement without having formalized the structure and documentation of the transaction. Although we expect to finalize any necessary agreements by the end of September 2004, it is possible that the official closing of the WPC acquisition will not occur. In that case, the WPC shareholders may be able to unwind the transaction despite the progress we have made in exploration of the Pasquia Hills property. Should we be unable to formally close the transaction and/or any disputes arise with the WPC shareholders, we may no longer have a viable business plan.

OUR BUSINESS PLAN IS HIGHLY SPECULATIVE AND ITS SUCCESS DEPENDS, IN PART, ON UNPROVEN TECHNOLOGY.

         Our business plan involves the exploration for oil shale in the Pasquia Hills area of Saskatchewan. The exploration itself is highly speculative. In addition, mining for oil shale has historically been a very expensive process. The costs for drilling, mining and ore extraction must be significantly reduced to make the amounts of oil shale extracted worth the expenditures. Once extracted, we are relying on our ability to cost effectively obtain certain by-products through the retorting process. Our cost-effective retorting process involves the use of unproven technologies. If the technologies on which we rely cannot produce the by-products cost effectively, this would adversely affect our plan of operations.

THE BUSINESS OF MINING IS SUBJECT TO MANY RISKS.

         The business of mining is subject to a number of risks and hazards, including but not limited to:

          - unanticipated ground and water conditions and adverse claims to water rights;

          -    geological problems;

          -    metallurgical and other processing problems;

          - the occurrence of unusual weather or operating conditions and other force majeure events;

          -    lower than expected ore grades;

          -    accidents;

          - delays in the receipt of or failure to receive necessary government permits;

          -    delays in transportation;

          -    labor disputes;

          -    unavailability of materials and equipment; and

          - the failure of equipment or processes to operate in accordance with specifications or expectations.

         The risks associated with mining described above could cause personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability. We are not currently engaged in mining operations (because we are in the exploration phase) and do not presently carry property and liability insurance. We have in the past carried property and liability insurance when actively engaged in mining operations which covered certain of these risks and plan to do so again in the future. However, cost effective insurance contains exclusions and limitations on coverage and may be unavailable in some circumstances.


ENVIRONMENTAL AND REGULATORY COMPLIANCE MAY IMPOSE SUBSTANTIAL COSTS ON US.

         Our operations are or will be subject to stringent federal, provincial and local laws and regulations relating to improving or maintaining environmental quality. Our global operations are also subject to many environmental protection laws. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested many years ago.

         Our mining operations and exploration activities are or will be subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Mining is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities.

         Costs associated with environmental liabilities and compliance have increased over time, and we expect these costs to continue to increase in the future. We will be required to book reserves for the costs of environmental obligations on our financial statements for such liabilities as our mining operations proceed.

THE LOSS OF CURRENT MANAGEMENT MAY MAKE IT DIFFICULT FOR US TO OPERATE.

         Our prospects for success currently are greatly dependent upon the efforts and active participation of its management team, including its President and Chief Executive Officer, Thornton Donaldson, Todd Montgomery, a key employee of WPC and Keith McCrae, P. Eng., a consultant and manager of its Pasquia Hills Oil Shale Project. We do not have employment contracts with Mr. Donaldson or Mr. Montgomery and Mr. McCrae is paid based on time spent on the project at a rate of $730 ($1,000 CND) per day. The loss of the services of Mr. Donaldson, Mr. Montgomery or Mr. McCrae could be expected to have an adverse effect on us. The Company does not maintain key person insurance on Messrs. Donaldson, Montgomery and McCrae.

WE HAVE NUMEROUS OUTSTANDING OPTIONS, WARRANTS AND CONVERTIBLE DEBENTURES AND COMMITMENTS TO ISSUE SHARES, WHICH MAY ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

         We have reserved 4,871,666 shares for issuance upon exercise of outstanding options under plans and warrants at prices as low as $0.17 per share. The Company has also reserved for issuance 7,111,111 shares for issuance upon conversion of the principal and interest under the Debentures. The Company has also agreed to issue 2,488,922 shares to certain creditors of API and 3,220,000 shares to acquire the Athabasca property working interests from a Limited Partnership. Any sale into the public market of Shares purchased privately at prices below the current market price could be expected to have a depressive effect on the market price of our Common Stock. See "Description of Securities."

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE

         Our stock price may decline by future sales of our shares or the perception that such sales may occur. If we issue additional shares of common stock in private financings under an exemption from the registration laws, then those shares will constitute "restricted shares" as defined in Rule 144 under the Securities Act. The restricted shares may only be sold if they are registered under the Securities Act, or sold under Rule 144, or another exemption from registration under the Securities Act.

         Some of our outstanding restricted shares of common stock are either eligible for sale pursuant to Rule 144 or have been registered under the Securities Act for resale by the holders. We are unable to estimate the amount, timing, or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market may cause the stock's market price to decline. See "Description of Securities."

AS NOTED ABOVE, THE CONVERTIBLE NOTES ISSUED ON JANUARY 6, 2004 AND MARCH 31, 2004 MATURED ON JUNE 1, 2004 AND ARE CURRENTLY DUE AND PAYABLE. TO DATE, THE COMPANY HAS NOT RECEIVED NOTICE OF DEFAULT FROM ANY HOLDER. IN THE EVENT SUCH NOTICE IS RECEIVED, OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

ISSUANCE OF ADDITIONAL SHARES UPON CONVERSION OF DEBENTURES IF MARKET PRICE DECLINES/DILUTION.

         Since the conversion price of the Debentures is currently in excess of the net tangible book value per share of our common stock, such conversion is not, nor would conversion of the remainder of the Debentures, be dilutive to existing shareholders. However, in the event that our stock price falls substantially, resulting in a conversion price of $0.15 per share that is or might be less than our net tangible book value per share, such conversion would have a dilutive effect to existing shareholders. We had a negative net tangible book value of $2,405,505 ($369,354 current assets less $2,774,859 liabilities) or $0.12 (using 20,784,838 outstanding shares on April 30, 2004) per share of our Common Stock on April 30, 2004. Our net tangible book value per share is determined by dividing the tangible net worth of the Company (tangible assets less total liabilities) by the total number of outstanding shares of Common Stock. As the market price of the shares of Common Stock declines, more shares will be issued upon conversion since the conversion price is equal to the lower of: (ii) 70% of the average closing bid price of the Common Stock for the five trading days immediately preceding the conversion date of the Debentures; or
(ii) $0.45 per share; provided, however, that until the maturity date or an event of default of the Debentures, the conversion price will not be below $0.15 per share. If all $1,000,000 principal amount and estimated accrued interest of Debentures was converted at the minimum conversion price of $0.15, then the aggregate shares issued upon conversion would total 7,111,111.

WE DO NOT EXPECT TO PAY DIVIDENDS.

         We have not paid dividends since inception on our common stock, and we do not contemplate paying dividends in the foreseeable future on our common stock in order to use all of our earnings, if any, to finance expansion of our business plans.

LACK OF TRADING MARKET MAY MAKE IT DIFFICULT TO SELL OUR COMMON STOCK.

         The only trading in our common stock is conducted on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the common stock. In addition, our common stock is defined as a "penny stock" by rules adopted by the Commission. In such event, brokers and dealers effecting transactions in the common stock with or for the account of a customer must obtain the written consent of a customer prior to purchasing the common stock, must obtain certain information from the customer and must provide certain disclosures to such customer. These requirements may have the effect of reducing the level of trading in the secondary market, if any, of the common stock and reducing the liquidity of the common stock.

OUR STOCK PRICE CAN BE EXTREMELY VOLATILE.

         Our  common  stock is traded on the OTC  Bulletin  Board.  Pursuant  to
Article 6 of the Rules for the Regulated Unofficial Market and Article 40 of the Rules and Regulations for the Frankfurt Stock Exchange, the Company's shares are also listed to trade on the trading floor of the Frankfurt Stock Exchange and on Xetra, the Deutsche Borse AG electronic trading system under the symbol URP. There can be no assurance that an active public market will continue for the common stock, or that the market price for the common stock will not decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of the common stock could be subject to wide fluctuations in response to announcements of our business developments or our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock.

ISSUANCE OF PREFERRED STOCK MAY ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

      We are authorized to issue 10,000,000 shares of preferred stock, of which the Company may designate 900,000 as Series A Convertible Preferred Shares (the "Series A Shares") in connection with the acquisition of WPC. The Series A Shares may be non-dividend bearing, carry ten votes each and be convertible into common shares as to ten common shares for each preferred share at such time as the Company increases its authorized share capital. The remaining undesignated preferred stock may be issued in series from time to time with such designations, rights, preferences and limitations as our board of directors may determine by resolution. Other than the Series A Shares, the directors have no current intention to issue any additional preferred stock. However, the potential exists that the Series A Shares terms may be changed and that other preferred stock might be issued which would grant dividend preferences and liquidation preferences over the common stock, diminishing the value of the common stock.

         WE HAVE NOT HAD AN ANNUAL MEETING.

         Under Colorado business law, we are required to have an annual meeting. We have not had an annual meeting since inception. The only remedy for shareholders is to demand an annual meeting and no shareholder has thus far demanded a meeting. As soon as practicable after we file our 10-KSB, we plan to call an annual meeting. Among other things, we intend to submit for shareholder approval a slate of directors and an amendment to our articles of incorporation to change our company name to more accurately reflect our business and to increase our authorized capital. If we do not call an annual meeting at that time, the shareholders may have to demand an annual meeting for election of directors.


GLOSSARY OF COMMON OIL & GAS TERMS

         The terms defined in this section are used throughout this Form 10-KSB.

Alberta Government Royalty          The range of this royalty typically shall be
                                    from 0% during  the first year to as much as
                                    25%  depending  on  circumstances   such  as
                                    whether the well is "exploratory" and its capability to produce commercial quantities of petroleum substances.

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

         During the year ended April 30, 2003, the Company re-entered, tested and deepened the 7-32 Well. In these efforts a total of $1,650,298 was spent. Various working interest holders contributed $846,507 towards the exploration costs of the 7-32 well and these were deducted from the Company's exploration costs as shown on its statement of operations leaving a net exploration expense to the Company of $803,791. Despite some encouraging results, it was determined that economically viable amounts of hydrocarbons did not exist.

         As a result of the failure to find economically viable amount of hydrocarbons in the 7-32 Well and owing to the financial constraints put on the Company by its exploration activities it was determined that the Athabasca
Prospect should be written off. The Company did not make the annual lease payments to the Government of Alberta of approximately $56,800 for the Athabasca Prospect when it was due in August 2003 and the P & NG Licenses have reverted back to the Alberta Government.

Reserves

         Effective April 30, 2004 we do not have any proven or probable reserves.

Production

         Effective April 30, 2004 we do not have any production nor production revenue.

Drilling Activity

         On September 24, 2002 the Company began to retest the 7-32 Well. The Company's objective was to test five intervals of interest as determined from log analysis by Ross Crain, P. Eng. of Spectrum 2000 Mindware Ltd. Following arrival and set up of the service rig two bridge plugs were drilled out and after roughly ten days of operations the 1994 well bore was cleared of debris and tubing and packers were run into the hole to commence testing. The Company's test program consisted of the five intervals of interest noted above plus an additional one identified during the testing. During this testing phase the Company was encouraged with shows of light gravity crude oil and natural gas, however, the Company was not able to establish flow rates. This original test phase was slated to be conducted over seven to eight days but due to mechanical difficulties operations took more than 25 days to complete.

         As noted above the Company was encouraged from shows of crude oil and natural gas and therefore decided to deepen the 7-32 Well to the original seismic target objective of 2,150 meters. Due to the lack of industry experience and information about drilling in fractured granite formations, little was known about the drill penetration rate. The initial projection was for operations of 11 days. Actual drill operations commenced on December 13, 2002 and lasted a total of 34 days. The well was logged and the logs were delivered to Ross Crain for interpretation. A total of four different core samples were recovered and analyzed. During drill operations the wellsite geologist also reported shows of high gravity crude oil. Ross Crain recommended testing of two separate intervals and a total of six drill stem tests were conducted. As a result of the data recovered during testing, Ross Crain and an engineering representative of Baker Hughes recommended the well be swabbed to near atmospheric pressure to allow fluids to move in through the fractures.

         On January 30, 2003 a service rig was moved to the 7-32 Well site to swab dry whatever fluid accumulated in the bore-hole. Operations were forecast to take six days, however, due to ongoing mechanical problems and a significant inflow of water from up the hole, which took roughly 36 days to control, actual operations spanned 51 days. Pressure gauges were then installed at the wellhead and have been periodically monitored, however, no significant pressure has been detected.

         The original 1993 seismic field data was purchased and reprocessed. A very good quality synthetic comparison was developed between the original seismic data and the logs for the 7-32 Well.

         Arising from that process the Company discovered two additional potential seismic features within the sedimentary horizons above the basement contact at approximately 450 - 540 meters. The Company believed the newly identified potential targets could hold significant oil reserves. To further investigate these two new additional targets the Company retained the services of Dove & Kay Exploration and Ken Murray, P. Geol. to review and make recommendations. Their recommendation was that it was unlikely that hydrocarbons existed from a geological perspective and that as such further geophysical or other investigations of these potential targets was not recommended.

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

         As a result of the failure to find economically viable amount of hydrocarbons within the Athabasca Prospect and owing to the financial constraints put on the Company by its exploration activities it was determined that the Firebag Prospect should be written off. The Company has not made the annual lease payments to the Government of Alberta of approximately $18,000 due October 2003 and the P & NG Licenses have reverted back to the Alberta Government.

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

         These properties are largely undeveloped and there have been no previous mining operations on either the Henday Lake or the Hocking Lake Properties. However, various operators, have explored portions of the properties mainly during the 1970's and 1980's, by prospecting, geophysics and possibly some diamond drilling.

         As of April 30, 2002 all claims pertaining to the Hocking Lake property had lapsed and reverted back to the Canadian government.

         During the year ended April 30, 2004 UHC spent approximately $300,000 (2003 - $33,000) on geophysics and exploration activities related to the Henday Lake property of which the Company expended $59,525 to maintain its 20% interest.

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


Pasquia Hills Petrochemical Property

         The Pasquia Hills petrochemical property ("Pasquia Hills Property") is located in east-central Saskatchewan, approximately 200 km northeast of
Saskatoon. It consists of 14 contiguous oil shale exploration permits (the "Permits") with a total area of 417,970 hectares (1,032,803 acres).

         The initial term of the Permits expires January 29, 2006. Parts of the permitted lands can be converted to a production lease, during or at the end of the permit term. We have reached agreement to purchase from Powermax Energy the right to shallow gas production on certain areas of the Permits located outside of the mine development area.

         The Pasquia Hills Property is served by Saskatchewan highways 3, 9, 55, and 123 and the Canadian National Railroad and is accessible all year around by road. Hudson Bay, with a population of approximately 2,000, is 10 km east of the area of the Pasquia Hills Property identified for mine development and offers full services including scheduled flights. This small town lies 200 km northeast of Saskatoon. There is logging in the hills and farming in the valleys within the permitted area. There are no known land use, environmental, or aboriginal land issues within the Permits.

         The ore is a shale formation known as "White Specks" which has been deposited in a shallow marine environment and contains kerogen that is often called shale oil. Kerogen is defined as hydrocarbons bound within insoluble organic matter, which can be released with heating and steam. This is different than oil from tar sands where the hydrocarbons are very heavy oil mixed with sand but in a free form.

Composition of the Pasquia Hills Oil Shale

         The composition of the kerogen from the Pasquia Hills is unusually high in aromatics making it a large untapped potential petrochemical feedstock supply that may be the richest ore grade oil shale resource known in the world. A set of preliminary tests were performed on shale oil liquids derived from the Pasquia Hills oil shale samples using various retort conditions. Shale oil samples were processed at Norwest Labs, Calgary, Alberta using a laboratory-scale retort apparatus with 80 g ore handling capacity, operating in the temperature range of 400 C to 500 C. Retort tests were performed as dry (i.e. no sweeping gas was injected) and wet (i.e. steam was injected to sweep the hydrocarbons formed in the retort chamber).

Campbell Assay

         Since 1997 Apex Engineering Inc. ("AEI") has been working on a retort process operating under the partial presence of steam. In this process oil shale particles will be small enough (10 mm) to operate the retort process at a fast heating rate to reduce diffusion limitations, which could result in a higher liquid yield and a more desired liquid quality. The retort process suggested by AEI has the potential to be used by the Pasquia Hills project for the commercial development of the Saskatchewan oil shale deposits.

         Using the laboratory scale test apparatus it was experimentally verified that the liquid yield was increased from 26.3 L/tonne-ore to 52.5 L/tonne-ore by modification of the retort chamber.

         The following conclusions are arrived at by AEI based on oil shale retort and liquid characterization tests sponsored by WPC:

         1. oil yields depends on the retort conditions (i.e. a higher oil yield could be obtained in a suitable retort environment);

         2. shale oil produced from Pasquia Hills oil shale ore could be an economic petro chemical feedstock;

         3. fluidized bed retort could increase the shale oil yield with a better liquid characteristics to produce petrochemicals; and

         4. larger shale oil samples has to be produced using the fluidized bed retort for further liquid characterization tests, which will be completed in the 2004 pre-feasibility study.

         WPC is negotiating business terms with AEI to develop the process further as part of the pre-feasibility study

Reserves

      Geologic Potential

The Pasquia Hills oil shale permits have the potential to contain 7.8 billion barrels oil. WPC has incurred, approximately, $1,525,000 in exploration expenses to date, including 44 test holes resulting in a mine development area being selected for open-pit strip mining, which covers approximately 50,000 acres. Each drill hole has consistent grades averaging 7.13% oil or therefore 34 liters per tonne. WPC paid Retread Resources Ltd., who are independent professional consulting geologists and engineers, to prepare a report dated November 2002 on the mine development property. The following chart reflects proven and probable oil shale in the mine development area:


        --------------------- ------------------------------ -------------------
                              Fully Risked Barrels           Non Risk Barrels
        --------------------- ------------------------------ -------------------
        Proven                150,000,000                    150,000,000
        (Measured)
        --------------------- ------------------------------ -------------------
        Probable              361,000,000                    451,000,000
        (Indicated)
        --------------------- ------------------------------ -------------------
        Total                 511,000,000                    701,000,000
        --------------------- ------------------------------ -------------------

         Given the consistent grades, it is likely, on completing a 75-hole infield-drilling program that a large percentage of the indicated resources will become measured or proven. In addition, the ore zone is open ended to the West and North, which may increase the resource to 7.8 billion barrels oil. The ore zone is relatively flat lying and gently dipping to the west with an average pay of 45 meters (148 feet) and an average overburden thickness of 21 meters (69 feet).

Production

         Effective April 30, 2004 we do not have any production or production revenue.

Drilling Activity

      We are not currently engaged in drilling activity. The property was previously owned by Sun Oil and later by Burning Rock who worked the area intermittently during the period 1932 to 1965. Recent geologic studies that are relevant to the area include Beck (1974) and Macauley (1984, 1986).

ITEM 3.  LEGAL PROCEEDINGS


         We are not a party to any legal proceedings. However, our affiliate API Canada is subject to the following legal proceedings:

          o    A judgment  was issued  against API Canada for  $18,381  ($25,200
               CND) in favor of Newalta Corporation. The judgment was issued July 8, 2003 by the Provincial Court of Alberta, Civil Division.

          o Blackbird Well Services Ltd. claims it is owed approximately $182,348 ($250,000 CND) by API Canada. Blackbird filed a formal action but the action has been adjourned by agreement until September 7, 2004. A Petition For Receiving Order was filed by
               Blackbird on June 9, 2003 in The Court of Queen's Bench of Alberta, In Bankruptcy, Judicial District of Calgary as Court No. BK01-086312; adjourned by agreement to September 7, 2004; a Consent Receiving Order was endorsed July 15, 2003 subsequently adjourned by agreement and was scheduled for September 7, 2004.

          o Wellco Energy Services, Inc. filed a statement of claim against API Canada for $36,442 ($49,962CND) on April 2, 2003 and a Certificate of Lis Pendens was issued July 17, 2003 in favor of Wellco. All filings were made in the Court of Queens Bench of Alberta, Judicial District of Calgary. API Canada has not filed a statement of defense, and does not intend to do so.

          o Codeco Consulting (2000) Ltd. and Black Max Downhole Tools Ltd. filed a statement of claim against API Canada for $64,501 ($88,431 CND) on September 19, 2003 and a Certificate of Lis Pendens was issued February 3, 2004 in favor of Codeco Consulting
               (2000) Ltd. and Black Max Downhole Tools Ltd. All filings were made in the Court of Queens Bench of Alberta, Judicial District of Calgary. API Canada has not filed a statement of defense, and does not intend to do so.

         Anhydride Canada does not have the resources to meet these demands and the Company has determined that it will not commit resources to Anhydride Canada or defend any actions taken by Anhydride Canada's creditors.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE  REGISTRANT'S  COMMON  STOCK AND RELATED  STOCKHOLDER
         MATTERS

Market Information

         The Company's Common Stock is traded on the NASD Over-the-Counter Bulletin Board under the symbol URMPE. The following table sets forth the high and low closing prices of the Company's common stock during the periods indicated as reported by the Internet source Yahoo Finance (http://finance.yahoo.com). The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may represent actual transactions.


                       FISCAL QUARTER             HIGH BID PRICE   LOW BID PRICE
               -------------------------------    --------------   -------------
FISCAL YEAR    4th Quarter  (2/1/04 - 4/30/04)        $0.54           $0.30
END APRIL 30,  3rd Quarter  (11/1/03 - 1/31/04)        0.56            0.18
2004           2nd Quarter (8/1/03 - 10/31/03)         0.27            0.04
               1st Quarter  (5/1/03 - 7/31/03)         0.13            0.05

FISCAL YEAR    4th Quarter  (2/1/03 - 4/30/03)        $0.37           $0.09
END APRIL 30,  3rd Quarter  (11/1/02 - 1/31/03)        0.38            0.12
2003           2nd Quarter (8/1/02 - 10/31/02)         0.35            0.11
               1st Quarter  (5/1/02 - 7/31/02)         0.47            0.29


         The closing price of the Common Stock as reported on July 23, 2004, was $0.40 per share.

         Pursuant to Article 6 of the Rules for the Regulated Unofficial Market and Article 40 of the Rules and Regulations for the Frankfurt Stock Exchange, the Company's shares were listed to trade on the trading floor and on Xetra, the Deutsche Borse AG electronic trading system, as of September 25, 2001 under the symbol URP.

Holders

         As of July 23, 2004, there were 96 holders of the Company's Common Stock, who collectively held 21,384,838 issued and outstanding shares.

Dividends

         The Company did not declare or pay cash or other dividends on its Common Stock during the last two calendar years. The Company has no plans to pay any dividends, although it may do so if its financial position changes.

Recent Sales of Unregistered Securities.

         Following are descriptions of all unregistered equity securities of the Company sold during the last three years, excluding transactions that were previously reported in a quarterly or annual report.

         On March 18, 2004 the Company issued 160,000 common shares of the Company to Smallcap Corporate Partners Inc. in settlement of a bill for consulting services of $24,000. These shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

         On March 31, 2004 the Company cancelled 6% secured convertible debentures and warrants to Johnathan Mayer as to $50,000 in convertible debentures and 111,111 warrants and JM Investors as to $150,000 in convertible debentures and 333,333 warrants. The shares and warrants were issued in reliance on the exemption from registration contained in Section 4(2) of the Act and Rule 506 promulgated thereunder.

         On March 31, 2004 the Company issued 6% secured convertible debentures and warrants to Johnathan Mayer as to $25,000 in convertible debentures and
55,555 warrants, JM Investors as to $175,000 in convertible debentures and 388,889 warrants, Zenny Trading as to $150,000 in convertible debentures and
333,333 warrants, Viscount Investments Ltd. as to $100,000 in convertible debentures and 222,223 warrants, Baais Yaakov Moshe as to $150,000 in convertible debentures and 333,333 warrants and Alpha Capital as to $150,000 in convertible debentures and 333,333 warrants. Viscount Investments Ltd received a finders fee on the transaction of $55,000 plus 244,444 warrants. The shares and warrants were issued in reliance on the exemption from registration contained in
Section 4(2) of the Act and Rule 506 promulgated thereunder.

         On April 23, 2004 the Company issued 200,000 common shares of the Company to Mike Marrandino pursuant to the exercise of an option under its 2003b Plan for consideration of $0.10 per share. These shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

         After April 30, 2004 but prior to the preparation of this report on May 4, 2004 the Company issued 100,000 options, under its 2003c Plan, to George Orr whereby he had the right to acquire that same number of common shares until May 4, 2005 at $0.40 per share. On May 31, 2004 Mr. Orr exercised this option. The option and shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

         After April 30, 2004 but prior to the preparation of this report on May 28, 2004 the Company issued 200,000 bonus shares, under it 2003c Plan, for consulting services at a deemed price of $0.40 per share to Terry Glenn Schorn as to 100,000 common shares, Doug Rohatensky as to 50,000 common shares and Steven Statlare as to 50,000 common shares. The options and shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

         After April 30, 2004 but prior to the preparation of this report on May 31, 2004 the Company issued 300,000 bonus shares, under its 2003c Plan, for consulting services at a deemed price of $0.40 per share to Tim Brock. The options and shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation.  (All amounts are in US dollars unless otherwise indicated.)


         We are in the exploration stage and we do not currently have any income from operating activities. We are currently exploring the possible development of the Pasquia Hills Property we acquired in connection of our purchase of WPC. These activities have involved the expenditure of $20,223 to evaluate the Pasquia Hills Property and our engaging of Keith McCrae, P. Eng., as an engineering consultant. At April 30, 2004 we had a working capital deficit of $2,405,505 (2003 - $1,846,130), minimal other capital resources available to meet obligations which normally can be expected to be incurred by similar companies and had a accumulated stockholder's deficiency of $2,026,926 (2003 - $1,845,314). Management intends to raise additional capital through share and debt issuances to finance operations and invest in other business opportunities, however, no assurance can be given that we will be successful in raising additional capital or that other business opportunities will be found.

         Our principal business activity during the year ended April 30, 2003 was the exploration by API Canada of the 7-32 Well on the Athabasca prospect. During the year ended April 30, 2003, a total of $1,650,298 was spent on the re-entering and deepening of the 7-32 Well. Of this amount various joint venture partners contributed a total of $846,507 towards these costs, leaving net exploration expenditures to us of $803,791 and API Canada with accounts payable related to this exploration of $718,462 as at April 30, 2003. As a result of the failure to find economically viable amounts of hydrocarbons within the Athabasca Prospect and owing to financial constraints put on API Canada as a result of its exploration activities, it was determined that both the Athabasca and Firebag Prospects should be written off and $822,218 was charged to operations in 2003.

         During the year ended April 30, 2004 the primary focus of the Company was on finding a business plan and / or project of significant merit for the Company and in dealing with the creditor and other issues related to failure of the Company's exploration program. Management fees for the year of $126,857 (2003 - $100,721) included $54,857 paid to the former president of the Company, which in the prior year was charged to exploration expense. The amount paid the former president also included $30,000 paid to him by way of issuing him 300,000 common shares. Advertising and promotion costs of $211,561 (2003 - $210,101) were consistent with the prior year as the Company searched for sources of financing to fund its operations and develop its projects. Consulting expenses of $391,577 (2003 - $121,124) includes $89,340 related to compensation expense charged for options granted to consultants during the period. Consulting expense also includes $98,800 related to 830,100 bonus shares issued to consultants for services during the period and $39,100 pertaining to 230,000 common shares granted to Directors of the Company and $100,000 paid to the finder of the Debenture. Travel costs of $36,612 (2003 - $36,818) were consistent with the same period last year owing to travel associated with the Earth Energy license agreement and Pasquia Hills project. Professional fees of $176,807 (2003 -

$161,206) continued to be a major expense to the Company as it incurred costs related to evaluating various business proposals, dealing with Anhydride Canada's creditor situation and legal work pertaining to the Debenture. The Company recorded non-cash financing expenses of $464,598 relating to the deemed value of the warrants issued in conjunction with the Debenture. The Company also spent $59,525 (2003 - $32,875) in exploration costs associated with its Henday Lake property and $40,160 on initial exploration work related to the Pasquia Hills project. In total the Company experienced a net loss of $1,581,054 or $0.09 per share for the year ended April 30, 2004, compared to a net loss of $2,289,124 or $0.18 per share for the year ended April 30, 2003. The Company expects to continue to incur operating losses and will continue to be dependent on additional equity or debt sales and or property joint ventures to fund its activities in the future.

         As noted above Anhydride Canada has incurred significant trade payables in pursuit of its exploration activities, which totaled to $718,462 as at April 30, 2003. In an attempt to settle these liabilities, the Company made an offer to Anhydride Canada creditors to settle outstanding debts for shares of the Company at $0.10 per share for each $0.15 CND of debt. The Company has received acceptances from creditors totaling $303,781 ($416,484 CND), which represents 2,776,560 common shares and during the year ended April 30, 2004 and issued 287,638 common shares pursuant to these agreements. Certain of the creditors have rejected this offer and threatened receivership proceedings against Anhydride Canada unless they are paid in full. Anhdydride Canada does not have the resources to meet these demands and the Company has determined that it will not commit further resources to Anhdydride Canada or defend such action should the creditors take it.

         During the year ended April 30, 2004, rather than exercising a call option to acquire the Athabasca and Firebag prospect interests of Anhydride Limited Partnership the Company agreed purchase them for 3,220,000 common shares of the Company, which have yet to be issued. The Athabasca and Firebag prospects were written off as of April 30, 2003.

         During the year ended April 30, 2004 the Company issued $1,000,000 of 6% secured convertible debentures, which mature August 16, 2004. These debentures are secured by a general security agreement over all of the Company's property. The debentures are convertible into common shares at the lower of 70% of the five-day average closing price of the Company's common shares or $0.45 per share, provided that while the debentures are in good standing the conversion price will not be below $0.15 per share. In conjunction with the issuance of the convertible debentures the Company also issued 2,666,666 warrants. Each warrant entitles its holder to purchase an additional common share of the Company during the period January 6, 2004 to January 6, 2005 at $0.35 per share. The holders of the warrants may elect a cashless exercise of the warrants based on the market value of the Company's common shares at the time of exercise. The Company has granted the holders of the debentures and warrants registration rights on the underlying common shares. The registration rights agreement calls for the underlying shares to be registered by May 29, 2004. To date, the Company has not completed the registration of the underlying shares. Pursuant to the registration rights agreement the Company is subject to a 2% penalty every thirty days the registration statement is late and failure to file may cause the debentures to be in default and due immediately. The debentures also require that the holders of the debentures agree to the issuance of shares in certain instances. The Company may redeem the convertible notes at a redemption price of 110% of the principal plus interest.

         On April 7, 2004, the Company entered into an equity participation and farmout agreement with Energy 51 Inc. ("Energy 51") pursuant to this agreement the Company purchased 750,000 common shares of Energy 51 representing 15.625% of its issued and outstanding share capital for $152,800 ($200,000 Cnd.). Energy 51 is a privately held Alberta company engaged in the exploration and development of oil and gas primarily in Alberta. The agreement grants the Company the right to purchase a further 375,000 common shares for $72,939 ($100,000 Cnd.) to bring its interest in Energy 51 to 20.8% which the Company exercised subsequent to April 30, 2004. The Company also has the right to purchase a further 375,000 common shares for $72,939 ($100,000 Cnd.) on or before October 1, 2004. The Company has also agreed on a best efforts basis to provide up to $364,697 ($500,000 Cnd.) to Energy 51 for oilfield work to be done by Energy 51 on or before October 1, 2004. After October 1, 2004 the Company may elect to convert the working capital loan into up to 1,058,825 common shares or into a term loan due in two years with a 100% return. As part of this agreement the Company has to be offered the right to participate on all prospects generated by Energy 51 until April 1, 2006.

         During the year ended April 30, 2004 Energy 51 had not yet begun operations. The Company's purpose for the investment was to diversify its core business, to possibly receive a stream of future cash flow from oil and gas exploration and to have the opportunity to review and invest in oil and gas exploration prospects of merit. Further investment will be subject to the performance of Energy 51 and funding requirements of the Company.

         During February, 2004 the Company engaged the services of Keith McCrae,
P. Eng. as manager of its Pasquia Hills Oil Shale Project on a consulting basis for $750 ($1,000CND.) per day on a as needed basis. Subsequent to April 30, 2004 the Company began a pre-feasibility study of its Pasquia Hills Oil Shale Project at an estimated cost of $150,000. To date it is still performing work on this pre-feasibility study and waiting results from it. The Company is also in the process of settling debts owed by WPC to its creditors. Based on the results of this pre-feasibility study the Pasquia Hills Oil Shale Project may be the primary focus for the Company in the upcoming year.

         Subsequent to April 30, 2004 the Company has an agreement, subject to due diligence and certain conditions being met, to purchase a 51% interest in the Firebag, Saskatchewan prospect for $83,880 ($115,000 CND), three million common shares and a $0.12 per barrel royalty. The Company has also reached a verbal agreement in principle, with a non-related party, to purchase the remaining 49% interest in the prospect for $1 million and a 2.5% gross overriding royalty, subject to certain conditions being met. The Firebag, Saskatchewan prospect covers approximately 2,000 square miles in northwestern Saskatchewan along the Alberta border. The prospective lands host Fort McMurray and Wabiskaw Palo channel zones containing Athabasca Oil Sands. Should one or more of these transactions close the Firebag, Saskatchewan prospect, subject to financing, may become a prime focus of the Company during the upcoming year.

         As at July 23, 2004 the Company had approximately $5,000 of cash and we have no revenues. Therefore, our operating results, profitability and future rate of growth depend solely on our ability to successfully develop our new business plans and our ability to obtain further funding. We plan to fund future operations by way of joint venture agreements and or other forms of financing, including the public offering or private placement of equity or debt securities and will continue to rely on loans from related parties to meet current obligations. However, we cannot assure you that joint venture partners, debt or equity financing or loans from related parties will be available to us on acceptable terms to meet these requirements.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Financial Statements and Supplementary Data following the signature page of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 180 days before the filing date of this annual report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subject to their evaluation.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         (a) The following table sets forth as of April 30, 2004 and through the date of the preparation of this report, the names and ages of the current directors and executive officers of the Company, and the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the board of directors. Executive officers serve terms of one year or until their death, resignation or removal by the board of directors. The present term of office of each director will expire at the next annual meeting of shareholders. Each executive officer will hold office until his successor duly is elected and qualified, until his resignation or until he is removed in the manner provided by the Company's bylaws.



NAME OF  DIRECTOR OR OFFICER AND    OFFICER OR
POSITION IN THE COMPANY             DIRECTOR SINCE     AGE    OFFICE(S) HELD AND OTHER BUSINESS EXPERIENCE
--------------------------------    -------------      ---    ------------------------------------------------------
Thornton J. Donaldson               1998 - 2002,        75    President of the Company from April,  1998 to May 16,
President, Chief Financial          2003                      2002 and  from  September  15,  2003  until  present.
Officer and Director                                          President of Rich Coast,  Inc., an  industrial  waste
                                                              treatment company located in Dearborn,  Michigan from
                                                              1984 to 1993,  and a  Director  of Rich  Coast,  Inc.
                                                              from  1993 to  1999.  Director  of  Lorex  Resources,
                                                              Ltd.,  a  mineral   exploration  company  located  in
                                                              Vancouver,   British   Columbia   since   July  1999.
                                                              President  and  sole  director  of  United  Corporate
                                                              Advisers Ltd., a geological and financial  consulting
                                                              business   founded   by  Mr.   Donaldson   in   1970.
                                                              Self-employed   as   a   consulting   geologist   and
                                                              financial advisor from 1978 through the present.




NAME OF  DIRECTOR OR OFFICER AND    OFFICER OR
POSITION IN THE COMPANY             DIRECTOR SINCE     AGE    OFFICE(S) HELD AND OTHER BUSINESS EXPERIENCE
--------------------------------    -------------      ---    ------------------------------------------------------
William G. Timmins                  1998               67     Secretary   of   the   Company   since   July   1998.
Secretary and Director                                        Self-employed as President of WGT  Consultants,  Ltd.
                                                              from 1983 to present    as    a geological consultant
                                                              for numerous   mining companies in Canada, the United
                                                              States, Central and South America, Australia  and New
                                                              Zealand. Director of Monalta Resources Ltd., a mineral
                                                              exploration company located in West Vancouver, British
                                                              Columbia from April 1998 to present.



Except as indicated in the above table, no director of the Company is a director of an entity that has its securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.


(b) and (c) SIGNIFICANT EMPLOYEES AND FAMILY RELATIONSHIPS.

         There are no significant employees who are not also directors or executive officers. There were and are no family relationships among the officers, directors or any person chosen by the Company to become a director or officer. No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position. None of our directors is also a director of another company which has a class of securities registered under Section 12 of the Securities Exchange Act of 1934, or which is subject to the reporting requirements of Section 15(d) of that act.

(d) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         Based on information submitted by the directors and executive officers, none of the directors or executive officers is involved in, or has been involved in, legal proceedings during the past five years that are material to an evaluation of the ability or integrity of any director or executive officer.

(e) AUDIT COMMITTEE FINANCIAL EXPERT

         Not yet required

(f) IDENTIFICATION OF AUDIT COMMITTEE

         We do not have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Therefore, the members of our board of directors serve as our audit committee. Neither Mr. Donaldson nor Mr. Timmins are independent directors. The NASDAQ definition of independence was used when making that determination.

(g) PROCEDURES BY WHICH SECURITY HOLDERS MAY RECOMMEND NOMINEES TO THE BOARD OF DIRECTORS.

         Nominating Committee: The entire Board of Directors fulfills the duties of our Nominating Committee ("Nominating Committee"), which include overseeing the process by which individuals may be nominated to our board of directors. While the Company hopes to establish a separate nominating committee consisting of independent directors if the number of directors is expanded, the current size of the Company's Board of Directors does not facilitate the establishment of a separate committee. Our Nominating Committee's charter was adopted by the board of directors as of on April 30, 2004.

         The functions performed by the Nominating Committee include identifying potential directors and making recommendations as to the size, functions and composition of the Board and its committees. In making nominations, our Nominating Committee is required to submit candidates who have the highest personal and professional integrity, who have demonstrated exceptional ability and judgment and who shall be most effective, in conjunction with the other nominees to the board, in collectively serving the long-term interests of the shareholders.

         The Nominating Committee considers nominees proposed by our shareholders. To recommend a prospective nominee for the Nominating Committee's consideration, you may submit the candidate's name by delivering notice in writing to Uranium Power Corporation, c/o Burns, Figa and Will, P.C., 6400 S. Fiddlers Green Circle, Suite 1030, Englewood, CO 80111, USA.

         A shareholder nomination submitted to the nomination committee must include at least the following information (and can include such other information the person submitting the recommendation desires to include), and must be submitted to the Company in writing:


          (i). The name, address, telephone number, fax number and e-mail address of the person submitting the recommendation;

          (ii).The number of shares and description of the Company voting securities held by the person submitting the nomination and whether such person is holding the shares through a brokerage account (and if so, the name of the broker-dealer) or directly;

          (iii). The name, address, telephone number, fax number and e-mail address of the person being recommended to the nominating committee to stand for election at the next annual meeting (the "proposed nominee") together with information regarding such person's education (including degrees obtained and dates), business experience during the past ten years, professional affiliations during the past ten years, and other relevant information.

          (iv).Information regarding any family relationships of the proposed nominee as required by Item 401(d) of SEC Regulation S-K. (v)

          (v). Information whether the proposed nominee or the person submitting the recommendation has (within the ten years prior to the recommendation) been involved in legal proceedings of the type described in Item 401(f) of SEC Regulation S-K (and if so, provide the information regarding those legal proceedings required by Item 401(f) of Regulation S-K).

          (vi).Information   regarding  the  share  ownership  of  the  proposed
               nominee   required  by  Item  403  of  Regulation   S-K.

        (vii). Information regarding certain relationships and related party transactions of the proposed nominee as required by Item 404 of Regulation S-K.

       (viii). The signed consent of the proposed nominee in which he or she

          a. consents to being nominated as a director of the Company if selected by the nominating committee,

          b. states his or her willingness to serve as a director if elected for compensation not greater than that described in the most recent proxy statement;

          c. states whether the proposed nominee is "independent" as defined by Nasdaq Marketplace Rule 4200(a)(15); and

          d. attests to the accuracy of the information submitted pursuant to paragraphs (i), (ii), (iii), (iv), (v), (vi), and (vii), above.

         Although the information may be submitted by fax, e-mail, mail, or courier, the nominating committee must receive the proposed nominee's signed consent, in original form, within ten days of making the nomination.

         When the information required above has been received, the nominating committee will evaluate the proposed nominee based on the criteria described below, with the principal criteria being the needs of the Company and the qualifications of such proposed nominee to fulfill those needs.

         The process for evaluating a director nominee is the same whether a nominee is recommended by a shareholder or by an existing officer or director. The Nominating Committee will:

         1. Establish criteria for selection of potential directors, taking into consideration the following attributes which are desirable for a member of our Board of Directors: leadership; independence; interpersonal skills; financial acumen; business experiences; industry knowledge; and diversity of viewpoints. The Nominating Committee will periodically assess the criteria to ensure it is consistent with best practices and the goals of the Company.

         2. Identify individuals who satisfy the criteria for selection to the Board and, after consultation with the Chairman of the Board, make recommendations to the Board on new candidates for Board membership.

         3. Receive and evaluate nominations for Board membership which are recommended by existing directors, corporate officers, or shareholders in accordance with policies set by the Nominating Committee and applicable laws.

         The Nominating Committee has held zero formal meetings and has not taken an action by unanimous written consent through the Record Date.

         The Company has not engaged the services of or paid a fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominees. Within a reasonable time before we began to print and mail this proxy statement and related materials, neither the Company nor the Company's Nominating Committee has received a recommended nominee from any shareholder that beneficially own more than 5% of the Company's common stock or group of shareholders that beneficially own more than 5% of the Company's common stock.

(h) COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

         Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's directors, directors and beneficial owners of more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and 10% or greater owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers, directors and 10% or greater owners, the following reports were not timely filed:

          o Thornton J. Donaldson failed to file 3 Form 4s required to report certain transactions. Mr. Donaldson remedied this problem by filing a Form 5 on June 8, 2004.

          o William G. Timmons failed to file 9 Form 4s required to report certain transactions. Mr. Timmins remedied this problem by filing a Form 5 on June 8, 2004.

(i) CODE OF ETHICS

         On July 28, 2004, our Board of Directors adopted a code of ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. Our Code of Ethics establishes standards and guidelines to assist our directors, officers, and employees in complying with our corporate policies and with the law.

ITEM 10. EXECUTIVE COMPENSATION

Compensation and other Benefits of Executive Officers.


         The following table sets out the compensation received for the fiscal years April 30, 2004, 2003 and 2002 in respect to each of the individuals who were the Company's chief executive officer at any time during the last fiscal year and the Company's four most highly compensated executive officers whose total salary and bonus exceeded $100,000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


             FISCAL YEAR COMPENSATION                                                   LONG TERM COMPENSATION

                                                                                 AWARDS                       PAYOUTS
                                                                                       RESTRICTED
                                                                                         SHARES
                                                                         SECURITIES        OR
      NAME AND                                            OTHER          UNDERLYING    RESTRICTED      LTIP        ALL OTHER
      PRINCIPAL                SALARY       BONUS         ANNUAL        OPTION/SARS       SHARE      PAYOUTS     COMPENSATION
      POSITION          YEAR      ($)        ($)       COMPENSATION       GRANTED         UNITS        ($)           ($)
      --------          ----      ---        ---       ------------       -------         -----        ---           ---
Douglas Cannaday,       2004    $24,857    $30,000           0            600,000(4)         0           0             0
President(2)            2003    $56,000    $30,000           0            400,000(3)         0           0             0

Thornton                2004       0       $22,100           0            130,000(5)         0           0             0
Donaldson,              2003       0          0              0            200,000            0           0             0
Former                  2002       0          0              0            175,000            0           0             0
President(1)




---------------
(1) Mr. Donaldson served as President from April, 1998 to May 16, 2002 and from September 15, 2003

(2)  Mr.  Cannaday  has served as President  from May 16, 2002 to September  15,
     2003

(3)  These options were cancelled by the Company May 28, 2003

(4) During 2004 Mr. Cannaday received 300,000 common shares to settle the $30,000 bonus declared in 2003 plus management fees of $54,857 made up of 24,857 in cash and a $30,000 bonus paid by way 300,000 common shares

(5) Mr. Donaldson received a bonus of $22,100 which was paid by the issuance of 130,000 common shares

Agreements with Management.

         Effective May 6, 2002, the Company entered into an employment agreement with Doug Cannaday, its new President (the "Employment Agreement"). Pursuant to the terms of the Employment Agreement, Mr. Cannaday shall receive monthly compensation in the amount of $6,000 (Cnd.) and was granted an option to purchase 400,000 shares of the Company's common stock at $0.25 per share until May 6, 2005, which was cancelled May 28, 2003. The Company has agreed to issue a replacement option in the future, however, as yet this option has not been issued. In addition, Mr. Cannaday was granted a royalty interest of 0.2% on certain of the Company's petroleum and natural gas prospects from October Sun. At the latter of three months from the effective date of the Employment Agreement or at such time as the outcome of a certain well project is known, the Company and Cannaday shall renegotiate the remuneration paid to Cannaday under the Employment Agreement. During the year ended April 30, 2003 the Board of Directors granted Mr. Cannaday a bonus of $30,000 in reflection of his work performed on the Athabasca Prospect. On June 20, 2003 Mr. Cannaday was granted options to acquire up to 300,000 shares of Common stock at $0.10 per share, this option was exercised July 25, 2003 against to his accrued bonus noted above. On July 25, 2003 the Company issued Mr. Cannaday 300,000 bonus shares for services preformed with a deemed value of $30,000. Mr. Cannaday resigned as President effective September 15, 2003.

         Effective May 15, 2002, the Company entered into an employment arrangement with Michel David, who then became a director of the Company ("David Employment Agreement"). Pursuant to the terms of the David Employment Agreement, Mr. David, under certain conditions was entitled to receive monthly compensation in the amount of $3,000 Cdn. and was granted an option to purchase 200,000 shares of the Company's common stock for a period of two years at an exercise price of $0.25 per share until May 15, 2005. In addition, Mr. David was granted a royalty interest of 0.1% on certain of the Company's petroleum and natural gas prospects by October Sun. In the event Mr. David was terminated for cause any options not exercised would be cancelled. The Company and Mr. David agreed on his compensation being $3,271 ($5,000 Cdn.). Mr. David resigned on June 23, 2003 and this balance was written off during the year ended April 30, 2004.

         There are no other arrangements or understandings between any executive officer and any director or other person pursuant to which any person was selected as a director or an executive officer.

Option/Stock Appreciation Rights ("SAR") Grants during the most recently completed Fiscal Year.

         The following table sets out the stock options and stock warrants granted as bonuses, which were granted by the Company during 2004 to the Named Executive Officers of the Company.


                                         OPTION/SAR GRANTS IN PREVIOUS YEAR
                                                  INDIVIDUAL GRANTS

                              NUMBER OF        % OF TOTAL
                             SECURITIES       OPTIONS/SARS
                             UNDERLYING       GRANTED TO         EXERCISE OR
                            OPTIONS/SARS      EMPLOYEES IN          BASE         MARKET PRICE ON
NAME                         GRANTED (#)      FISCAL YEAR      PRICE ($/SH)       DATE OF GRANT      EXPIRATION DATE
----                         -----------      -----------      ------------       -------------      ----------------
Doug Cannaday (2)            600,000(3)           9.9%              $0.10             $0.10                n/a
Thornton Donaldson (1)       130,000(4)           2.1%              $0.17             $0.17                n/a


---------------
(1) Mr. Donaldson served as President from April, 1998 to May 16, 2002 and from September 15, 2003

(2)  Mr.  Cannaday  has served as President  from May 16, 2002 to September  15,
     2003

(3) During 2004 Mr. Cannaday received 300,000 common shares to settle the $30,000 bonus declared in 2003 plus management fees of $54,857 made up of 24,857 in cash and a $30,000 bonus paid by way 300,000 common shares

(4) Mr. Donaldson received a bonus of $22,100 which was paid by the issuance of 130,000 common shares

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


                  Aggregated Option/SAR Exercised in Last Fiscal Year and FY-End Option/SAR Values

                                                                         Number of Securities         Value of
                                                                              Underlying             Unexercised
                                                                             Unexercised           Options/SARs at
                                                                           Options/SARs at           FY-End ($)
                                                                              FY-End (#)
                            Shares Acquired on                               Exercisable/           Exercisable/
Name                           Exercise (#)       Value Realized ($)        Unexercisable           Unexercisable
----                           ------------       ------------------        -------------           -------------
Doug Cannaday(2)                  600,000               $60,000                 $0/$0                   $0/$0
Thornton Donaldson (1)            130,000               $22,100               375,000/0              $52,750/$0


---------------

(1) Mr. Donaldson served as President from April, 1998 to May 16, 2002 and from September 15, 2003

(2)      Mr. Cannaday has served as President from May 16, 2002 to September 15,
         2003

COMPENSATION OF DIRECTORS.


         The Directors of the Company are not compensated for their services. In addition, no pension or retirement benefit plan has been instituted by the Company and none is proposed at this time and there is no arrangement for compensation with respect to termination of the directors in the event of change of control of the Company.

BENEFIT PLANS.

         The Company currently has no retirement, pension, profit-sharing, insurance or medical reimbursement plans or long term incentive plans covering its officers and directors.

Repricing of Options.

None

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

a)       Security ownership of management

         The following table sets forth as of July 23, 2004, the number of shares of the Company's outstanding $0.001 par value common stock beneficially owned by each of the Company's current directors and the Company's executive officers and the number of shares beneficially owned by all of the Company's current directors and named executive officers as a group:

                                                         AMOUNT AND             PERCENT OF
NAME AND ADDRESS OF                                      NATURE OF BENEFICIAL    COMMON
BENEFICIAL OWNER                    POSITION             OWNERSHIP                STOCK
----------------------              ------------         --------------------   ----------
Thornton J. Donaldson               Director               802,000(1)              3.8%
206 - 475 Howe Street
Vancouver, B.C. V6C 2B3
Canada

William G. Timmins                  Secretary and          565,000(2)              2.6%
410 - 455 Granville Street          Director
Vancouver, B.C. V6C 1T1
Canada

All    current     directors    and                      1,367,000(3)              6.4%
executive   officers   as  a  group
(three persons)



---------------

(1) Mr. Donaldson resigned as President from the Company on May 16, 2002 and was reappointed President on September 15, 2003. Includes 22,000 shares owned by Mr. Donaldson's spouse and 175,000 shares owned by United Corporate Advisors, Ltd., of which Mr. Donaldson is the President, a Director and shareholder. Also includes options to purchase

     175,000 shares of Common Stock at a price per share of $0.27 until August 21, 2006 and options to purchase 200,000 shares of Common Stock at a price per share of $0.25 until May 15, 2005.

(2) Includes 150,000 shares owned by Mr. Timmins' spouse. Also includes options to purchase 25,000 shares of Common Stock at a price per share of $0.27 until August 21, 2006 and options to purchase 200,000 shares of Common Stock at a price per share of $0.17 until October 15, 2004.

(3)  Includes securities reflected in footnotes 1 - 2.

b)       Security Ownership of Certain Beneficial Owners

         The following table sets forth as of July 23, 2004, the number of shares of the Company's outstanding $0.001 par value common stock beneficially owned by each person who owned of record, or was known to own beneficially, more than 5% of the Company's outstanding shares of common stock:


NAME AND ADDRESS OF                 AMOUNT AND NATURE OF         PERCENTAGE OF
BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP         COMMON STOCK
-------------------------------     ---------------------        --------------
October Sun
241 Ridge Street, Fourth Floor,           3,950,000                   18.5%
Reno, Nevada 89501


c) Changes in Control. There are no current arrangements or agreements pledging securities that could in the future result in a change of control of the Company.

d)       Securities authorized for issuance under equity compensation plans.

         The following table sets forth, as of July 23, 2002, the (i) equity compensation plans approved by security holders, and (ii) equity compensation plans not approved by security holders: (a) number of securities to be issued upon exercise of outstanding options, warrants, and rights; (b) the weighted average exercise price of outstanding options, warrants, and rights; and (c) the number of securities remaining available for future issuance under equity compensation plans:


------------------------------- ---------------------------- ---------------------------- ----------------------------
                                                                                             NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                                                                             FUTURE ISSUANCE UNDER
                                NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE EXERCISE    EQUITY COMPENSATION PLANS
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING         (EXCLUDING SECURITIES
                                   OUTSTANDING OPTIONS,        OPTIONS, WARRANTS, AND      REFLECTED IN COLUMN (A))
                                   WARRANTS, AND RIGHTS                RIGHTS                         (c)
        PLAN CATEGORY                     (a)(1)                         (b)
------------------------------- ---------------------------- ---------------------------- ----------------------------
  Equity Compensation Plans
 Approved by Security Holders                0                           n/a                           0
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity Compensation Plans Not
 Approved by Security Holders            1,050,000                      $0.27                          0
------------------------------- ---------------------------- ---------------------------- ----------------------------
            TOTAL                        1,050,000                      $0.27                          0
------------------------------- ---------------------------- ---------------------------- ----------------------------


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

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                                                                             NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                                                                             FUTURE ISSUANCE UNDER
                                NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE EXERCISE    EQUITY COMPENSATION PLANS
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING         (EXCLUDING SECURITIES
                                   OUTSTANDING OPTIONS,        OPTIONS, WARRANTS, AND      REFLECTED IN COLUMN (a))
                                   WARRANTS, AND RIGHTS                RIGHTS                         (c)
        PLAN CATEGORY                     (A)(2)                         (B)
------------------------------- ---------------------------- ---------------------------- ----------------------------
  Equity Compensation Plans
 Approved by Security Holders                0                           n/a                           0
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity Compensation Plans Not
 Approved by Security Holders             455,000                       $0.25                          0
------------------------------- ---------------------------- ---------------------------- ----------------------------
            TOTAL                         455,000                       $0.25                          0
------------------------------- ---------------------------- ---------------------------- ----------------------------


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

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                                                                             NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                                                                             FUTURE ISSUANCE UNDER
                                NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE EXERCISE    EQUITY COMPENSATION PLANS
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING         (EXCLUDING SECURITIES
                                   OUTSTANDING OPTIONS,        OPTIONS, WARRANTS, AND      REFLECTED IN COLUMN (a))
                                   WARRANTS, AND RIGHTS                RIGHTS                         (c)
        PLAN CATEGORY                     (a)(3)                         (b)
------------------------------- ---------------------------- ---------------------------- ----------------------------
  Equity Compensation Plans
 Approved by Security Holders                0                           n/a                           0
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity Compensation Plans Not
 Approved by Security Holders                0                           n/a                           0
------------------------------- ---------------------------- ---------------------------- ----------------------------
            Total                            0                           n/a                           0
------------------------------- ---------------------------- ---------------------------- ----------------------------


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

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                                                                             NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                                                                             FUTURE ISSUANCE UNDER
                                NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE EXERCISE    EQUITY COMPENSATION PLANS
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING         (EXCLUDING SECURITIES
                                   OUTSTANDING OPTIONS,        OPTIONS, WARRANTS, AND      REFLECTED IN COLUMN (a))
                                   WARRANTS, AND RIGHTS                RIGHTS                         (c)
        PLAN CATEGORY                     (a)(4)                         (b)
------------------------------- ---------------------------- ---------------------------- ----------------------------
  Equity Compensation Plans
 Approved by Security Holders                0                           n/a                           0
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity Compensation Plans Not
 Approved by Security Holders                0                           n/a                        49,900
------------------------------- ---------------------------- ---------------------------- ----------------------------
            TOTAL                            0                           n/a                        49,900
------------------------------- ---------------------------- ---------------------------- ----------------------------


(4) 2003b Stock Option Plan. Our Board of Directors adopted the 2003b Stock Option Plan, effective September 18, 2003. The stock option plan has not been adopted or ratified by our shareholders. The stock option plan was adopted by the Board of Directors in order to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to the Company's employees and to promote the success of the Company's business. The Company reserved 2,500,000 shares of its Common Stock under the stock option plan. As of the date of this Report, 49,900 options under the 2003b Stock Option Plan have yet to be granted.

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                                                                             NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                                                                             FUTURE ISSUANCE UNDER
                                NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE EXERCISE    EQUITY COMPENSATION PLANS
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING         (EXCLUDING SECURITIES
                                   OUTSTANDING OPTIONS,        OPTIONS, WARRANTS, AND      REFLECTED IN COLUMN (a))
                                   WARRANTS, AND RIGHTS                RIGHTS                         (c)
        PLAN CATEGORY                     (a)(5)                         (b)
------------------------------- ---------------------------- ---------------------------- ----------------------------
 Equity Compensation Plans
 Approved by Security Holders                0                           n/a                           0
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity Compensation Plans Not
 Approved by Security Holders             700,000                       $0.19                       700,000
------------------------------- ---------------------------- ---------------------------- ----------------------------
            TOTAL                         700,000                       $0.19                       700,000
------------------------------- ---------------------------- ---------------------------- ----------------------------



(5) 2003c Stock Option Plan. Our Board of Directors adopted the 2003c Stock Option Plan, effective October 15, 2003. The stock option plan has not been adopted or ratified by our shareholders. The stock option plan was adopted by the Board of Directors in order to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to the Company's employees and to promote the success of the Company's business. The Company reserved 2,000,000 shares of its Common Stock under the stock option plan. As of the date of this Report, 700,000 options under the 2003 Stock Option Plan have yet to be granted.

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

         October Sun, a Nevada Corporation ("October Sun"), a greater than 5% beneficial owner of the Company's shares, and the Company were parties an Option Agreement, dated as of September 10, 2001 (the "Option Agreement"), whereby October Sun granted the Company the right to purchase all of the outstanding shares of its wholly-owned subsidiary - API Canada. Pursuant to the October Sun Option Agreement the Company: (i) made a payment of $75,000 to October Sun; (ii) issued to two third parties each a warrant to acquire up to 500,000 common shares at a purchase price of $0.01 per share until July 25, 2003; (iii) issued to two third parties each options to purchase up to 250,000 common shares at an exercise price of $0.27 per share until August 21, 2006; and (iv) agreed to pay costs up to a maximum of $60,000 ($100,000 Cdn.) for the completion or abandonment of the 7-32 Well if the October Sun Option Agreement was not exercised. On April 30, 2002, the Company and October Sun closed the transaction contemplated by the Option Agreement pursuant to the terms and provisions of that certain Agreement and Plan of Reorganization, dated April 30, 2002 (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, Anhydride Petroleum (USA) ("Anhydride USA"), a wholly owned subsidiary of October Sun, which in turn owned all of the outstanding capital stock of API Canada, was merged with and into a wholly owned subsidiary of the Company, UPC Merger, Inc., a Colorado corporation, with the entity surviving the merger being a wholly owned subsidiary of the Company named Anhydride Petroleum (USA), and owning all of the outstanding capital stock of API Canada. As a result of the transaction, the Company (i) issued to October Sun an demand promissory note in the principal amount of U.S. $100,000, bearing interest at a rate of prime plus 2%; (ii) 3,950,000 shares of the Company's Common Stock, $0.001 par value; and (iii) a warrant to purchase up to 500,000 shares of the Company's Common Stock, $0.001 par value, at a purchase price of $0.01 per share, which warrant expires April 30, 2003, which warrant was subsequently cancelled and replaced with a warrant issued to Anhydride Oil Corporation whereby it may purchase 600,000 up to 600,000 shares of the Company's Common Stock, $0.001 par value, at a purchase price of $0.01 per share, which warrant expires August 30, 2004. As a result of the merger, the Company through its wholly owned subsidiary, Anhydride USA, which owns all of the issued and outstanding shares of API Canada, became the owner of certain parcels, mining rights, and licenses, subject to certain working interests, collectively known as the Anhydride Rights.

         In addition to the consideration received by October Sun in connection with the Merger Agreement, October Sun was paid by the Company a management fee in the amount of $72,000 (2003 -$72,000.)

         October Sun also retained a 1% - 1.36% gross overriding royalty interest in the Athabasca and Firebag Prospects which were written off during the year ended April 30, 2003.

         In connection with, and as a condition to, the consummation of the Merger Agreement on April 30, 2002, each of Robert Edwards and Hodgkinson Equities Corp or its assignee 858642 Alberta Ltd., who at that time were greater than 5% beneficial owners of the Company's shares, were each issued a warrant to purchase up to 500,000 shares of the Company's Common Stock, $0.001 par value, at a purchase price of $0.01 per share, which warrant expired July 25, 2003 unexercised.

         The Company is party to a Joint Venture Agreement dated April 30, 2002 between the Company and Anhydride Oil Corporation ("AOC"), among others (the "AOC Joint Venture Agreement"). AOC is the present owner of the 7-32 well and AOC License, however upon completion of the testing of the 7-32 Well on or before September 15, 2002, which is expected to involve the spending of $156,250 ($250,000 Cdn.) the Company earns its interest. AOC shall retain a 27.25% working interest after payout, subject to gross overriding royalty interests amounting to 9.5% and government royalties. Out of the 9.5% gross overriding royalty, 5% is payable to AOC. Additionally, AOC holds an 18.25% working interest in each of the five API Canada Licenses covering the Athabasca and the Firebag Prospects. Under certain conditions AOC is entitled to exercise a Warrant to purchase 600,000 common shares from the Company's treasury for $0.01 valid until August 30, 2004. The conditions of the warrant require that a well be successfully completed from which is established continuous commercial production of petroleum substances for a period of not less than 30 consecutive days. As the exploration of the Athabasca Prospect proved not to be successful this warrant has been deemed expired. Upon a successful well, the Company is obliged to pay to AOC a one-time cash payment of $100,000 Cdn., which given that the Athabasca and Firebag Prospects were written off as of April 30, 2003 will not be paid.

         Effective May 6, 2002, the Company entered into an Employment Agreement with Doug Cannaday, its new President (the "Employment Agreement"). Pursuant to the terms of the Employment Agreement, Mr. Cannaday shall receive monthly compensation in the amount of $6,000 (Cdn.) monthly and was granted an option to purchase 400,000 shares of the Company's common stock for a period of three years at an exercise price equal to the market price on the date of the Employment Agreement less the maximum allowable discount. At the latter of three months from the effective date of the Employment Agreement or at such time as the outcome of a certain well project is known, the Company and Cannaday shall renegotiate the remuneration paid to Cannaday under the Employment Agreement.

         Also, effective May 6, 2002, Doug Cannaday entered into an Option Agreement with a third party, pursuant to which Mr. Cannaday has the right to purchase 200,000 of the Company's common stock from the third party at an exercise price of $0.01 per share. Mr. Cannaday was granted a royalty interest of 0.2% on certain of the Company's petroleum and natural gas prospects by October Sun, which were written off by the Company as of April 30, 2003.

         In satisfaction of the above noted obligation to issue options, on September 24, 2002, the Company issued Mr. Cannaday options to purchase 400,000 shares of Common stock at $0.25 per share until May 6, 2005, which were cancelled May 28, 2003. During the year ended April 30, 2004 Mr. Cannaday was paid a total of $54,857 (2003 - $86,000), including 300,000 bonus shares at a deemed price of $0.10 per share on July 25, 2003. Mr. Cannaday resigned as President on September 15, 2003.

         Effective May 15, 2002, the Company entered into an employment agreement with Michel David an officer and director of the Company. Pursuant to the terms of this agreement Mr. David is to receive monthly compensation in the amount of $3,000 Cdn. monthly and an option to purchase 200,000 shares of the Company's common stock for a period of two years at an exercise price of $0.35 per share. Also, effective May 15, 2002, Mr. David entered into an Option Agreement with a third party, pursuant to which he has the right to purchase 100,000 of the Company's common stock from the third party at an exercise price of $0.01 per share. In addition, Mr. David was granted a royalty interest of 0.1% on certain of the Company's petroleum and natural gas prospects by October Sun, which the Company wrote off as of April 30, 2003. Mr. David resigned on June 23, 2003.

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

         On July 18, 2002, Doug Cannaday entered into an Option Agreement with Robert Edwards and Hodgkinson Equities Corporation ("Hodgkinson"), both of which were 5% or greater beneficial owners of the Company's common stock. Mr. Edwards and Hodgkinson are parties to an Exploration Agreement dated August 20, 2002, as amended, between Comstock Petroleum Corporation, October Sun, Mr. Edwards and Hodgkinson, related to the Athabasca and Firebag Prospects which were written off during the year ended April 30, 2003. Pursuant to this exploration agreement, Hodgkinson and Edwards received stock options and warrants to acquire shares of the Company. One of the benefits granted to Hodgkinson and Edwards entitles Hodgkinson and Edwards to acquire up to 500,000 shares of common stock of the Company for a period of five years at a price per share of $0.27. Each of Hodgkinson and Edwards are entitled to one-half of the warrant. Hodgkinson introduced Cannaday to the principals of the Company and encouraged Cannaday to become a part of the Company's management team. In consideration for Cannaday ultimately agreeing to become a part of the management the Company, each of Hodgkinson and Edwards granted Cannaday an option to purchase 50,000 shares of the Company's common stock (100,000 shares in total) for a price per share of $0.27 until the option expires. In the event that the Company extends the life of the option, Mr. Cannaday's options pursuant to the agreement shall be extended on the same terms.

              Convertible Notes - On September 24, 2002 the Company issued a convertible note to October Sun, a Nevada Corporation in the principal amount of $400,000 and on the same date the Company issued a convertible note to United Corporate Advisors in the principal amount of $195,000. The notes become due on September 30, 2003, bear interest at 6% per annum and may be converted into Units at a price per share equal to the lower of i) $0.25 per share or ii) the market price of one share of the Company's common stock on the date of conversion. Each unit is to consist of one common share and a warrant to purchase one common share at a price equal to 133% of the conversion price for a period of one year following the date of conversion. During the year these notes were extended to December 31, 2004.

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

                                     PART IV

ITEM 13. EXHIBITS PURSUANT TO ITEM 601 OF REGULATION S-B.

(a)      Exhibits

3.1      Articles of Incorporation. 1

3.2      Bylaws. 1

4.1      2000 Stock Option Plan. 1

4.2      2002 Stock Option Plan 2

4.3      2003 Stock Option Plan 3

10.1 Option Agreement dated September 10, 2001 and Amendment dated October 10, 2001.4

10.2     Agreement and Plan of  Reorganization  with October Sun dated April 30,
         2002.5

10.3     Joint Venture Agreement dated April 30, 2002.6

10.4     Employment Agreement with Doug Cannaday effective May 6, 2002.6

10.5     Exploration Agreement dated July 10, 2002.6

10.6 Equity Participation and Farmout Agreement dated April 7, 2004 between Energy 51, Inc., Uranium Power Corporation and West Peak Ventures of Canada, LTD, filed herewith.

10.8 Agreement between West Peak Ventures of Canada, Ltd and Uranium Power Corporation, dated December 3, 2003, filed herewith.

10.9 Agreement between Western Petrochemicals Corp., Powermax Energy, Inc. and Uranium Power Corporation dated April 23, 2004, filed herewith.

14       Code of Ethics, filed herewith.

--------------------
1    Incorporated by reference from Form 10-SB, filed October 14, 1999.
2    Incorporated by reference from Form S-8, dated March 24, 2003.
3    Incorporated by reference from Form S-8, dated June 27, 2003.
4    Incorporated  by reference from Form 10QSB for the period ended October 31,
     2001.
5    Incorporation by reference from Form 8-K dated May 10, 2002.
6    Incorporated by reference from Form 10-KSB dated September 11, 2003

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


(b)      Reports on Form 8-K

A report on Form 8-K was filed on February 12, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a)      AUDIT FEES.

         Our principal accountant, Smythe Ratcliffe, billed us aggregate fees in the amount of approximately $13,796 for the fiscal year ended April 30, 2004 and approximately $8,213 for the fiscal year ended April 30, 2003. These amounts were billed for professional services that Smythe Ratcliffe provided for the audit of our annual financial statements and the review of the financial statements included in our report on 10-KSB.

(b)      AUDIT-RELATED FEES.

         Smythe Ratcliffe billed us aggregate fees in the amount of $27,813 for the fiscal year ended April 30, 2004 and $10,320 for the fiscal year ended April 30, 2003 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

(c)      TAX FEES

         KPMG billed us aggregate fees in the amount of approximately $0 for the fiscal year ended April 30, 2004 and approximately $27,313 for the fiscal year ended April 30, 2003, for tax compliance, tax advice, and tax planning.

(b)      ALL OTHER FEES

         George Orr, a consultant, billed us aggregate fees in the amount of $20,245 and $8,336 for the fiscal years ended April 30, 2004 and 2003, respectively, for other fees.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         URANIUM POWER CORPORATION



Date:  July 29, 2004                     By: /s/ Thornton J. Donaldson
                                           -------------------------------------
                                           Thornton J. Donaldson, President


Date:  July 29, 2004                     By: /s/ William G. Timmins
                                           -------------------------------------
                                           William G. Timmins, Secretary and
                                           Director

                          INDEX TO FINANCIAL STATEMENTS

                          FOR URANIUM POWER CORPORATION
                         (An Exploration Stage Company)
                        --------------------------------


INDEX                                                                   PAGE NO.
-----                                                                   --------
Report of Independent Chartered Accountants                              F-1

Consolidated Balance Sheets                                              F-2

Consolidated Statements of Operations                                    F-3

Consolidated Statements of Stockholders' Equity (Deficiency)             F-4-F-5

Consolidated Statements of Cash Flows                                    F-6

Notes to Consolidated Financial Statements                              F-7-F-27


                          INDEX TO FINANCIAL STATEMENTS

                     FOR WESTERN PETROCHEMICALS CORPORATION

              Filed as required under Item 310(c) of Regulation S-B

                             APRIL 30, 2004 AND 2003
                            AND THE YEARS THEN ENDED


INDEX                                                                   PAGE NO.
-----                                                                   --------
Management's Responsibility for Financial Statements                     W-1

Report of Independent Chartered Accountants                              W-2

Balance Sheets                                                           W-3

Statement of Stockholders' Deficit                                       W-4

Statement of Operations and Stockholders' Deficit                        W-5

Statement of Cash Flows                                                  W-6

Notes to the Financial Statements                                        W-7-9

             REPORT OF REGISTERED INDEPENDENT CHARTERED ACCOUNTANTS


TO THE SHAREHOLDERS AND DIRECTORS OF URANIUM POWER CORPORATION
(AN EXPLORATION STAGE COMPANY)

We have audited the accompanying consolidated balance sheets of Uranium Power Corporation (An Exploration Stage Company) as at April 30, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years ended April 30, 2004, 2003 and 2002 and the cumulative totals for the exploration stage operations from April 3, 1998 (inception) through April 30, 2004, These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements presents fairly, in all material respects, the consolidated financial position of the Company as at April 30, 2004 and 2003 and the consolidated results of its operations and cash flows for each of the three years ended April 30, 2004, 2003 and 2002 and the cumulative totals for the exploration stage operations from April 3, 1998 (inception) through April 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

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


Registered Independent
Chartered Accountants

Vancouver, Canada
July 26, 2004

URANIUM POWER CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2)
APRIL 30
(U.S. DOLLARS)
--------------------------------------------------------------------------------
                                                               2004        2003
--------------------------------------------------------------------------------

 ASSETS (note 17)
 CURRENT
   Cash                                                    $348,636          $0
   Accounts receivable                                       20,718       6,550
--------------------------------------------------------------------------------
 TOTAL CURRENT ASSETS                                       369,354       6,550
 PROPERTIES (NOTE 6)                                        118,456           1
 EARTH ENERGY LICENCE AGREEMENT (NOTE 15)                   106,508           0
 INVESTMENT IN ENERGY 51 INC. (NOTE 18)                     152,800           0
 INVESTMENT IN URANIUM HOLDINGS CORPORATION (note 6(d))         815         815
--------------------------------------------------------------------------------

 TOTAL ASSETS                                              $747,933      $7,366
--------------------------------------------------------------------------------

 LIABILITIES

 CURRENT
   Cheques issued in excess of funds on deposit                  $0        $836
   Accounts payable (note 10)                             1,115,177   1,085,453
   Convertible debenture (note 17)                        1,020,375           0
   Due to related parties (note 11)                         639,307     766,391
--------------------------------------------------------------------------------
 TOTAL LIABILITIES                                        2,774,859   1,852,680
--------------------------------------------------------------------------------

 COMMITMENT AND CONTINGENCY (notes
    2,6,9,16,17,18,19 and 20)

 STOCKHOLDERS' EQUITY (DEFICIENCY)
 CAPITAL STOCK
   Authorized
     40,000,000 Common stock with a par
       value of $0.001 each
     10,000,000 Preferred stock with a par value
       of $0.001 each
   Issued
     20,784,838     Common stock (2002 - 14,284,500)         20,785      14,285
 TREASURY STOCK   (note 9)
   23,000 Common stock (2003 - 23,000)                          (23)        (23)
 ADDITIONAL PAID-IN CAPITAL                               2,955,768   1,525,812
 DEFICIT ACCUMULATED DURING EXPLORATION STAGE            (4,890,892) (3,309,838)
 OTHER COMPREHENSIVE LOSS                                  (112,564)    (75,550)
--------------------------------------------------------------------------------
 TOTAL STOCKHOLDERS' DEFICIENCY                          (2,026,926) (1,845,314)
--------------------------------------------------------------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $747,933       $7,366
================================================================================


See notes to consolidated financial statements.

URANIUM POWER CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. DOLLARS)

 ----------------------------------------------------------------------------------------------------
                                                                                                 From
                                                                                         Inception on
                                                                                        April 3, 1998
                                                                                              Through
                                                      Year Ended April 30,                  April 30,
                                                 2004            2003            2002            2004
 ----------------------------------------------------------------------------------------------------
EXPENDITURES
  Consulting (note 11)                   $    391,577    $    121,124    $     77,600    $    650,301
  Non-cash financing expense (note 17)        464,598               0               0         259,893
  Advertising and promotion                   211,561         210,101          78,703         535,502
  Professional fees                           176,807         161,206          18,657         424,964
  Management fee                              126,857         100,721          90,410         342,602
  Exploration costs                            99,685         803,791               0       1,319,863
  Travel                                       36,612          36,818          30,456         122,031
  Interest and bank charges                    31,797           4,672             553          37,022
  Rent                                         14,916           5,847           5,589          41,178
  Transfer agent fee                           13,775           9,320          11,087          37,948
  Office                                       12,869          13,306           5,512          38,111
  Equity loss from investment                       0               0               0          19,713
  Incorporation cost written off                    0               0               0             700
  Write-off of exploration property                 0         822,218          34,141         856,359
-----------------------------------------------------------------------------------------------------
NET LOSS FOR PERIOD                      $ (1,581,054)   $ (2,289,124)   $   (352,708)   $ (4,686,187)
-----------------------------------------------------------------------------------------------------
NET LOSS PER SHARE                       $      (0.09)   $      (0.18)   $      (0.04)
-----------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                              18,319,647      12,525,754       7,481,354
=====================================================================================================



See notes to consolidated financial statements.



URANIUM POWER CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED APRIL 30, 2004
(U.S. DOLLARS)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Deficit
                                                                                                            Accumulated        Total
                                                                          Additional        Sub- Other Comp- During the Stockholders
                                  Common Stock          Treasury Stock       Paid-in  scriptions   rehensiveExploration       Equity
                               Shares   Par Value     Shares   Par Value     Capital    Received      Income      Stage (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------
Common stock issued on
  inception for assets      6,000,000  $    6,000          0  $        0  $   91,834  $        0  $        0 $        0  $   97,834
Net loss                            0           0          0           0           0           0           0       (700)       (700)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, APRIL 30, 1998     6,000,000       6,000          0           0      91,834           0           0       (700)     97,134
Common stock issued
  For subscriptions         1,000,000       1,000          0           0     606,005           0           0          0     607,005
  For resource properties     200,000         200          0           0     137,131           0           0          0     137,331
Share issue costs                   0           0          0           0     (15,586)          0           0          0     (15,586)
Net loss                            0           0          0           0           0           0           0   (210,736)   (210,736)
Common stock returned
 to treasury for
   cancellation              (922,500)       (922)         0           0    (554,700)          0           0          0    (555,622)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE APRIL 30, 1999      6,277,500       6,278          0           0     264,684           0           0   (211,436)     59,526
Common stock issued
  for cash                    600,000         600          0           0     299,400           0           0          0     300,000
Common stock issued for
   finder's fee                50,000          50          0           0      24,950           0           0          0      25,000
Treasury stock (note 9)             0           0    (23,000)        (23)    (15,189)          0           0          0     (15,212)
Share issue costs                   0           0          0           0     (25,000)          0           0          0     (25,000)
Net loss                            0           0          0           0           0           0           0   (319,714)   (319,714)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, APRIL 30, 2000     6,927,500       6,928    (23,000)        (23)    548,845           0           0   (531,150)     24,600
Common stock issued for
  financial services          120,000         120          0           0      59,880           0           0          0      60,000
Other comprehensive income          0           0          0           0           0           0       3,534          0       3,534
Net loss                            0           0          0           0           0           0           0   (136,856)   (136,856)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, APRIL 30, 2001     7,047,500  $    7,048    (23,000) $      (23) $  608,725  $        0  $    3,534 $ (668,006) $  (48,722)
====================================================================================================================================


See notes to consolidated financial statements.

URANIUM POWER CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED APRIL 30, 2004
(U.S. DOLLARS)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Deficit
                                                                                                     Other Accumulated        Total
                                                                      Additional             Comprehensive  During the Stockholders'
                                 Common Stock         Treasury Stock     Paid-in Subscriptions      Income Exploration       Equity
                               Shares  Par Value     Shares  Par Value   Capital      Received       (Loss)      Stage  (Deficiency)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, APRIL 30, 2001     7,047,500 $    7,048    (23,000) $     (23)$   608,725 $         0 $     3,534 $  (668,006) $   (48,722)
Common stock issued for
   cash                       987,000        987          0          0     220,113           0           0           0      221,100
Subscriptions received              0          0          0          0           0     112,500           0           0      112,500
Stock option compensation
 expense                            0          0          0          0      77,600           0           0           0       77,600
Other comprehensive income          0          0          0          0           0           0         256           0          256
Common stock deemed to be
  issued (note 3)           3,950,000      3,950          0          0     193,550           0           0           0      197,500
Warrants granted on
 purchase  (note 3)                 0          0          0          0      50,000           0           0           0       50,000
Net loss                            0          0          0          0           0           0           0    (352,708)    (352,708)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, APRIL 30, 2002    11,984,500     11,985    (23,000)       (23)  1,149,988     112,500       3,790  (1,020,714)     257,526
Common stock issued for
 cash and settlement of
   debt                     2,300,000      2,300          0          0     299,700           0           0           0      302,000
Subscriptions received              0          0          0          0           0    (112,500)          0           0     (112,500)
Stock option compensation
   expense                          0          0          0          0      76,124           0           0           0       76,124
Other comprehensive
  income  (loss)                    0          0          0          0           0           0     (79,340)          0      (79,340)
Net loss                            0          0          0          0           0           0           0  (2,289,124)  (2,289,124)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, APRIL 30, 2003    14,284,500     14,285    (23,000)       (23)  1,525,812           0     (75,550) (3,309,838)  (1,845,314)
Common stock issued
  For settlement of debt    1,037,638      1,037          0          0     102,727           0           0           0      103,760
  For cash                  3,750,000      3,750          0          0     529,950           0           0           0      533,700
  For service               1,620,100      1,620          0          0     207,320           0           0           0      208,940
  For property                 92,600         93          0          0      36,021           0           0           0       36,114
Stock option compensation
   expenses                         0          0          0          0      89,340           0           0           0       89,340
Beneficial conversion
 feature of convertible
   debenture (note 17)              0          0          0          0     464,598           0           0           0      259,893
Other comprehensive
  income (loss)                     0          0          0          0           0           0     (37,014)          0      (37,014)
Net loss                            0          0          0          0           0           0           0  (1,581,054)  (1,581,054)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, APRIL 30, 2004    20,784,838 $   20,785    (23,000) $     (23)$ 2,955,768 $         0 $  (112,564)$(4,890,892) $(2,026,926)
====================================================================================================================================


See notes to consolidated financial statements.

URANIUM POWER CORPORATION
(EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. DOLLARS)


-------------------------------------------------------------------------------------------------------------
                                                                                                         FROM
                                                                                                 INCEPTION ON
                                                                                                APRIL 3, 1998
                                                            YEAR ENDED APRIL 30,                      THROUGH
                                                            2004          2003          2002   APRIL 30, 2004
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net loss                                           $(1,581,054)  $(2,289,124)    $  (352,708)   $(4,868,187)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Compensation expense                                89,340         76,124         77,600        243,064
      Consulting expenses satisfied by shares            196,940              0              0        281,940
      Exploration costs acquired for shares                    0              0              0        137,331
      Equity loss from investment                              0              0              0         19,713
      Financial services acquired for shares                   0              0              0         60,000
      Non-cash financing expense                         464,598              0              0        259,893
      Write-off of exploration property                        0        822,218         34,141        856,359
-------------------------------------------------------------------------------------------------------------
CHANGES IN NON-CASH WORKING CAPITAL
  Accounts receivable                                    (14,168)          (279)        (5,529)       (20,718)
  Accounts payable                                       108,474        934,240         34,123      1,153,654
-------------------------------------------------------------------------------------------------------------
                                                          94,306        933,961         28,594      1,132,936
-------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                       (735,870)      (456,821)      (212,373)   (1,779,951)
-------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Earth Energy Licence                                  (106,508)             0              0       (106,508)
  Property acquisition                                   (82,341)       (75,048)      (499,670)      (666,200)
  Investment in Energy 51 Inc.                          (152,800)             0              0       (152,800)
-------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                       (341,649)       (75,048)      (499,670)      (925,508)
-------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Issuance of shares for cash                            533,700        302,000        221,100      1,446,621
  Common stock returned to treasury                            0              0              0        (15,212)
  Convertible debentures                               1,020,375              0              0      1,020,375
  Share issue costs                                            0              0              0        (40,586)
  Advances from Uranium Holdings  Corporation                  0        (16,856)       (15,762)             0
  Advances from (to) related parties                    (127,084)       321,435        444,956        639,307
  Subscriptions received                                       0       (112,500)       112,500              0
  Cheques issued in excess of  funds on deposit             (836)           836        (13,853)             0
-------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                  1,426,155        494,915        748,941      3,050,505
-------------------------------------------------------------------------------------------------------------
FOREIGN CURRENCY TRANSLATION                                   0           (200)           256          3,590
-------------------------------------------------------------------------------------------------------------
INFLOW (OUTFLOW) OF CASH                                 348,636        (37,154)        37,154        348,636
CASH, BEGINNING OF PERIOD                                      0         37,154              0              0
-------------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                  $   348,636    $         0    $    37,154    $   348,636
-------------------------------------------------------------------------------------------------------------
NON-CASH FINANCING ACTIVITIES
  Common stock deemed to be issued  for properties   $    36,114    $         0    $   197,500    $   468,779
  Warrants granted on purchase of properties         $         0    $         0    $    50,000    $    50,000
  Common stock issued for services                   $   196,940    $         0    $         0    $   281,940
====================================================================================================================================


See notes to consolidated financial statements.

URANIUM POWER CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2004, 2003 AND 2002 AND PERIOD FROM APRIL 3, 1998 (INCEPTION) THROUGH APRIL 30, 2004
(U.S. DOLLARS)


1.   ORGANIZATION AND NATURE OF BUSINESS

     The Company was incorporated on April 3, 1998 under the laws of the State of Colorado. The Company is in the exploration stage as defined in statement No. 7 of the Financial Accounting Standards Board. The principal business activity is the exploration and development of natural resource properties principally in Canada.

     These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Anhydride Petroleum (USA), Inc. ("Anhydride USA") and Anhydride USA's wholly owned subsidiary Anhydride Petroleum (Canada) Inc. ("Anhydride Canada") acquired April 30, 2002 (note
     3).

     All intercompany transactions have been eliminated.

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

     The Company has a working capital deficit of $2,405,505 (2003 - $1,846,130), minimal other capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has accumulated stockholder's deficiency of $2,026,926 (2003
     - $1,845,314). During the 2003 fiscal year the Company wrote off its investments in its resource properties as it had no further plans to develop them.

     Included in accounts payable is $692,420 (2003 - $718,462) payable by Anhydride Canada. Certain of the creditors of Anhydride Canada have threatened receivership proceedings against Anhydride Canada unless they are paid in full. Anhydride Canada does not have the resources to meet these demands and the Company has determined that it will not commit resources to Anhydride Canada or defend such action should the creditors take it. To date no formal action has been taken by the Anhydride Canada creditors.

     The outcome of the above matters cannot be predicted. These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

     These factors raise substantial doubt about the Company's ability to continue as a going-concern which is dependent on the Company's ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses.

URANIUM POWER CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2004, 2003 AND 2002 AND PERIOD FROM APRIL 3, 1998 (INCEPTION) THROUGH APRIL 30, 2004
(U.S. DOLLARS)
--------------------------------------------------------------------------------

3.   ACQUISITION OF ASSETS

     On April 30, 2002, the Company entered into and consummated the transactions contemplated by an Agreement and Plan of Reorganization (the "Merger Agreement"), whereby Anhydride USA, a Colorado corporation, a wholly owned subsidiary of October Sun, a Nevada corporation ("October Sun") was merged with and into a wholly owned subsidiary of the Company. Upon consummation of the Merger Agreement, Anhydride USA, the surviving corporation of the merger, became a wholly owned subsidiary of the Company and Anhydride Canada, its wholly owned subsidiary, became an indirect subsidiary of the Company, in exchange for the issuance of (a) 3,950,000 shares of common stock of the Company (b) a warrant to purchase 500,000 shares of common stock at an exercise price of $0.01 per share, upon successful completion of certain petroleum wells; which was cancelled and replaced with a warrant to a different party for 600,000 shares on similar terms with an expiry date of August 30, 2004 (note 8); and (c) a demand promissory note in the principal amount of $100,000. As per the Merger Agreement, the 3,950,000 shares were deemed to have been issued on April 30, 2002 (note 6(e)(b)(iii)).

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

     As of April 30, 2002, the Company acquired 100% of Anhydride USA. The acquisition has been accounted for using the purchase method of accounting for business combinations. Assets of the acquired entity are more fully described in note 6(e). For the purpose of acquisition, the common stock and warrants were valued at $0.05 per share. The net assets acquired were as follows:

===============================================================================
Current assets                                                           $1,587
Other assets - property                                                 237,601
-------------------------------------------------------------------------------
                                                                        239,188
Total liabilities                                                      (326,256)
-------------------------------------------------------------------------------
Net liabilities acquired                                                (87,068)
Consideration paid:
  Common stock                                         $197,500
  Warrants                                               50,000
  Note payable                                          100,000         347,500
-------------------------------------------------------------------------------
Excess of consideration paid over net assets
  (liabilities) acquired, allocated to the
  acquisition cost of property                                        $ 434,568
===============================================================================

URANIUM POWER CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2004, 2003 AND 2002 AND PERIOD FROM APRIL 3, 1998 (INCEPTION) THROUGH APRIL 30, 2004
(U.S. DOLLARS)
--------------------------------------------------------------------------------

3.   ACQUISITION OF ASSETS (Continued)

     The total acquisition cost of the Athabasca Oil Prospect and Firebag Prospect was allocated as follows:


===========================================================================================================
                                                                    Firebag    Athabasca Oil
                                                                   Prospect          Prospect        Total
-----------------------------------------------------------------------------------------------------------
Initial cash payment                                                     $0           $75,000      $75,000
Assumption of Anhydride Canada obligations                           26,769           210,833      237,603
Excess of consideration paid over net assets acquired                     0           434,568      434,568
-----------------------------------------------------------------------------------------------------------
                                                                    $26,769          $720,401     $747,171
===========================================================================================================


4.   SIGNIFICANT ACCOUNTING POLICIES

     (a)  Exploration stage expenditures

          The Company expenses all expenditures for exploration of properties as they are incurred where the properties do not have proven mineral reserves.

     (b)  Investments

          Investments in Uranium Holdings Corporation and Energy 51 Inc. are accounted for by the cost method whereby the original cost of the investment is not adjusted unless there is a permanent decline in value or the asset is disposed of.

     (c)  Foreign currency translation

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

          Gains and losses arising from this translation of foreign currency are included in other comprehensive income (loss) as a separate component of stockholders' equity (deficiency).

URANIUM POWER CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2004, 2003 AND 2002 AND PERIOD FROM APRIL 3, 1998 (INCEPTION) THROUGH APRIL 30, 2004
(U.S. DOLLARS)
--------------------------------------------------------------------------------

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

     (h)  Stock-based compensation

          The Company applies the intrinsic value method of accounting as prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations, in accounting for options granted to employees. As such, compensation expense is recorded on the date of the grant when the market price of the underlying stock exceeds the exercise price. SFAS 123 "Accounting for Stock-based Compensation" establishes accounting and disclosure requirements using the fair value-based method of accounting for stock-based compensation plans. As allowed by SFAS 123, the Company elected to continue to apply the intrinsic value-based method of accounting described above and has adopted the disclosure requirements of SFAS 123, as amended by SFAS 148 effective May 1, 2003.

URANIUM POWER CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2004, 2003 AND 2002 AND PERIOD FROM APRIL 3, 1998 (INCEPTION) THROUGH APRIL 30, 2004
(U.S. DOLLARS)
--------------------------------------------------------------------------------

4.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $Nil (2003 - $Nil) was recognized as compensation expense. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option-pricing model, the pro-forma effect on the Company's net loss and per share amounts would have been as follows:


=========================================================================================
                                                    2004             2003            2002
-----------------------------------------------------------------------------------------
Net loss, as reported                       $(1,581,054)     $(2,289,124)      $(352,708)
Deduct:
  Total stock-based compensation
    expense determined under value
    based method awards, net of
    related tax effects                        (127,886)        (137,175)        (24,250)
-----------------------------------------------------------------------------------------
Net loss, pro-forma                         $(1,708,940)     $(2,426,299)      $(376,958)
=========================================================================================

=========================================================================================
                                                    2004             2003            2002
-----------------------------------------------------------------------------------------

Net loss per share, as reported                 $ (0.09)         $ (0.18)        $ (0.04)
Add:
  Stock-based expense determined
    under fair value based method
    awards, net of related tax effects            (0.00)           (0.01)          (0.00)
-----------------------------------------------------------------------------------------
Net loss per share, pro-forma                   $ (0.09)         $ (0.19)        $ (0.04)
=========================================================================================


During the year ended April 30, 2004, 2,440,000 options were granted to consultants. These options were accounted for using the Black-Scholes option-pricing model, which resulted in consulting expenses totalling $89,340 (2003 - $76,124; 2002 - $77,600).

URANIUM POWER CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2004, 2003 AND 2002 AND PERIOD FROM APRIL 3, 1998 (INCEPTION) THROUGH APRIL 30, 2004
(U.S. DOLLARS)


4.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The fair value of each option grant is calculated using the following weighted average assumption:

===============================================
                                  2004    2003
-----------------------------------------------
Expected life (years)                1       2
Interest rate                     2.5%   3.00%
Volatility                      84.01%  70.86%
Dividend yield                   0.00%   0.00%
==============================================

     (i)  Recent accounting pronouncements

          (a) In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise both public and private that has a controlling interest entity. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have any impact on the Company's consolidated financial position, results of operations or cash flows.

          (b) On April 30, 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of Statement 149 did not have any effect on the Company's consolidated financial position, results of operations or cash flows.

          (c) On May 15, 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The effect of adopting this statement did not have any impact on the Company's consolidated financial position, results of operations or cash flows.

URANIUM POWER CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2004, 2003 AND 2002 AND PERIOD FROM APRIL 3, 1998 (INCEPTION) THROUGH APRIL 30, 2004
(U.S. DOLLARS)
--------------------------------------------------------------------------------

5.   FINANCIAL INSTRUMENTS

     (i) The carrying value of cash, accounts receivable, cheques issued in excess of funds on deposit, accounts payable and due to related parties approximate their fair value because of the short maturity of these financial instruments.

     (ii) Interest rate risk

          The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities.

     (iii) Translation risk

          The Company is exposed to foreign currency fluctuations to the extent expenditures incurred by the Company are not denominated in U.S. dollars.

6.   PROPERTIES

==========================================================================
                                                          2004       2003
--------------------------------------------------------------------------
Balance, beginning of year
  Northern Mining District Saskatchewan (note 6(c))         $0     $34,141
  Hocking Lake and Henday Lake Properties (note 6(a))        1           1
Acquisitions
  Athabasca Oil Prospect (note 6(e))                         0      26,769
  Firebag Prospect (note 6(f))                               0     720,401
  Pasquai Hills, Oil Shale Prospect (note 6(g))        118,455           0
Written off in year                                          0    (781,311)
--------------------------------------------------------------------------
Balance, end of year                                  $118,456          $1
==========================================================================

     (a)  Hocking Lake and Henday Lake Properties

          By agreement dated April 13, 1998, the Company acquired all the assets of Athabasca Uranium Syndicate (a British Columbia, Canada syndicate) which consisted of cash and the Hocking Lake Property and Henday Lake Property. These properties were acquired in 1997 by the syndicate for $59,459 (CDN - $82,270) being the sellers' historical cost as the sellers were the controlling stockholders.

          Consideration given to the members of the syndicate was 6,000,000 common stock of the Company at a par value of $0.001 each. The cost of the assets acquired totalled $97,834.

          As of April 30, 2002 all claims related to the Hocking Lake Property had lapsed. The Henday Lake Property was transferred to Uranium Holdings Corporation in December 2000 (note 6(d)).

URANIUM POWER CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2004, 2003 AND 2002 AND PERIOD FROM APRIL 3, 1998 (INCEPTION) THROUGH APRIL 30, 2004
(U.S. DOLLARS)
--------------------------------------------------------------------------------

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

          By an agreement dated March 24, 1999, between the Company and Pacific Amber Resources Ltd. ("Pacific"), the latter will earn a 50% interest in the Saskatchewan Uranium Properties and all of the Company's rights, licences and permits pertinent thereto held for the specific use and enjoyment thereof by completing the initial program and incurring $325,000 (CDN - $500,000) in expenditures on or before December 31, 1999, as amended. A total of approximately $324,000 (CDN
          - $498,250) was incurred as of April 30, 2000. In return for the 50% option interest, the Company issued Pacific Amber 200,000 shares of common stock at a deemed value of $0.65 each.

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

          The Company had not met its exploration requirements as of April 30, 2003 and as such, the claims reverted back to the original option or and the Company no longer maintains any interest in these claims.

     (c)  Northern mining property

          By  agreement  dated July 29, 1998  (subsequently  extended to July 1,
          2000) the Company acquired a 100% interest in a mining claim in Northern Mining District, Saskatchewan by issuing 50,000 shares of free trading common stock as a finder's fee to an unrelated party and paying CDN $13,375 to the vendor of the property. The vendor has the right to receive $0.35 per pound of the uranium minerals mined from the claim if the price is $18.00 per pound or less, $0.50 per pound where the price is $18.00 per pound or more, or a 3% net smelter royalty if other minerals are mined from the claims.

          The transaction was accounted for valuing the common stock issued at $25,000 plus the seller's historical cost of $9,141 (CDN - $13,375).

          As of April 30, 2002, the Company's claim on this property had lapsed and the property was written off in 2003.

URANIUM POWER CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2004, 2003 AND 2002 AND PERIOD FROM APRIL 3, 1998 (INCEPTION) THROUGH APRIL 30, 2004
(U.S. DOLLARS)
--------------------------------------------------------------------------------

6.   PROPERTIES (Continued)

     (d)  Uranium Holdings Corporation

          Pursuant to a letter of intent dated December 1, 2000 with one of its stockholders, the Company transferred all its rights to the Henday Lake Property to a newly formed company, Uranium Holdings Corporation ("UHC"), a Nevada Corporation, in exchange for $131,183 (CDN - $199,713) to be spent on the Henday Lake Property and 20% of the equity of UHC.

          As part of the agreement, the Company executed a note in favour of UHC for $38,005 (CDN - $58,376). The note is non-interest bearing and payable on demand upon the closure of the sale of controlling interest in the Company to a third party, or at such time as the Company acquires funds from another source. During the year ended April 30, 2003, the Company repaid the loan in full.

          The Company will continue to hold a 20% interest in the claims transferred to UHC regardless of the equity issued subsequent to the incorporation of UHC. The Company shall have a carried interest in the claims until such time as a total of $163,334 (CDN - $250,000) inclusive of the $94,080 (CDN - $144,000) required for the first work program has been expended. As of April 30, 2004, $475,584 (2003 - $177,959) had been spent on the property. Subsequent to such expenditure, the Company shall retain the right to participate on the same basis as the investors in future expenditure programs on a pro-rata basis. Should the Company not provide the requested funds within 30 days of written demand, the Company's 20% interest shall be reduced in such manner as may reasonably be negotiated between the parties. During the year ended April 30, 2004 the Company expended $59,525 to maintain its 20% interest in the claims.

     (e)  Athabaska Oil Prospect

          (a) During the year ended April 30, 2002, the Company signed an Option Agreement with October Sun to purchase all the issued and outstanding shares in the capital stock of Anhydride Canada owned by October Sun. Anhydride Canada owns certain petroleum and natural gas parcels and rights in the Province of Alberta, Canada. Consideration was as follows:

               (i)  cash of $75,000 (paid);

               (ii) transferrable share purchase warrants (issued) for 1,000,000 shares of common stock of the Company exercisable at $0.01 per share on or before July 25, 2003 to third parties;

               (iii)commit to pay all costs to a maximum of  $60,000  (paid) for completion or abandonment of an existing well that Anhydride Canada had the rights to explore; and

               (iv) issue to third parties,  options  entitling them to purchase
                    500,000 shares of common stock of the Company (issued), at $0.27 per share, on or before August 21, 2006.

URANIUM POWER CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2004, 2003 AND 2002 AND PERIOD FROM APRIL 3, 1998 (INCEPTION) THROUGH APRIL 30, 2004
(U.S. DOLLARS)
--------------------------------------------------------------------------------

6.   PROPERTIES (Continued)

     (b)  The Company completed the following to exercise the option:

          (i) delivered $100,000 by way of demand promissory note to October Sun (note 11);

          (ii) assumed the obligations of Anhydride Canada of a promissory note of $192,700 (CDN - $300,000) and a bonus of $64,230 (CDN -
               $100,000) to the lenders  (this  obligation  has been paid off in full);

          (iii)3,950,000 shares at a deemed price of $0.001 per share deemed to be issued to the private company or assigns; and

          (iv) granted October Sun a transferable warrant to subscribe for 500,000 shares of common stock at $0.01 per share for a one year period following the successful test of the initial well. This warrant was cancelled and replaced by one for 600,000 shares of common stock on similar terms to a third party (note 8).

               The acquisition of the Athabaska Oil Prospect was accomplished through the consummation of a reverse triangular merger completed April 30, 2002 (note 3).

          The Athabasca Prospect is located adjacent to the city of Fort McMurray, which is located in the northeast part of the Province of Alberta, Canada. The prospect is comprised of four Alberta petroleum and natural gas licenses covering 97 sections of land (62,080 acres). Three of the licenses were acquired by Anhydride Canada directly from the Government of the Province of Alberta and pertain to petroleum and natural gas below the Woodbend formation. Separately Anhydride Canada holds the right to earn an interest in another license, covering one section of land below the base of Precambrian formation, which contains a suspended well (the "7-32 Well"). This right is subject to the Company beginning a $156,250 (CDN $250,000) testing program on the 7-32 Well on or before September 15, 2003 (done).

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

URANIUM POWER CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2004, 2003 AND 2002 AND PERIOD FROM APRIL 3, 1998 (INCEPTION) THROUGH APRIL 30, 2004
(U.S. DOLLARS)
--------------------------------------------------------------------------------

6.   PROPERTIES (Continued)

     (g)  Pasquia Hills, Oil Shale Project

          During the year ended April 30, 2004, the Company acquired the right to acquire a 60% joint venture interest in the Pasquia Hills oil shale project, covering approximately 700,000 acres located in the Pasquia Hills area of Saskatchewan, from Western Petrochemicals Corp. ("WPC"). Pursuant to the agreement the Company has made a payment of $26,090 to WPC and has paid certain other costs on WPC's behalf.

          During the period the Company reached an agreement with WPC and its major shareholders to acquire all of the issued and outstanding shares of WPC for the equivalent of up to 900,000 shares of preferred shares and 2,000,000 shares of common stock of the Company with certain registration rights. The preferred stock are to be non-dividend bearing, carry ten votes each and convertible into common stock as to ten common shares for each preferred share upon the Company increasing its authorized capital. As the Company and WPC are currently finalizing the structure and documentation these shares have not been issued.

          The Company also acquired the rights to a farm-in agreement on the Pasquia Hills land from a non-related company for 92,000 shares of common stock (issued) and a cash payment of $29,923.

7.   STOCK OPTIONS

     During the year ended April 30, 2000, the Company adopted an incentive and a non-statutory stock option plan. As of April 30, 2003 and April 30, 2004 the Company had options outstanding to acquire 1,050,000 shares of common stock under the 2000 plan at $0.27 per share until August 21, 2006. There are no additional options available to be issued under this plan.

     During the year ended April 30, 2003, the Company adopted a 2002 Stock Option Plan (the "2002 Plan") which as at April 30, 2003 had outstanding options to acquire up to 1,365,000 shares of common stock, which were to expire as to 100,000 at $0.25 per share on April 15, 2004, 410,000 at $0.12 on April 25, 2004,  230,000 at $0.25 per share on May 15, 2004,  400,000 on
     May 6, 2005 and 225,000 at $0.25 on May 15, 2005. During the year ended April 30, 2004 the Company cancelled 400,000 options at $0.25 per share which expired on May 6, 2005 and reissued them on $0.11 per share until June 28, 2004. Also during this period 810,000 options were exercised as to 410,000 options at $0.12 per share with an expiry date of April 25, 2004 and 400,000 options at $0.11 per share with an expiry date of June 28, 2004. On April 15, 2004, 100,000 options expired unexercised. As all available options under this plan have been issued no additional options may be granted under the 2002 Plan. Under the 2002 Plan there remain outstanding 455,000 options to acquire that same number of common shares.

     On June 20, 2003, the Company adopted the 2003 Stock Option Plan (the "2003 Plan"), whereby 2,500,000 shares of common stock may be optioned. The 2003 Plan has not been adopted or ratified by the shareholders of the Company. Incentive options may be granted at any price for a period of up to ten years. During the nine months ended January 31, 2004 the Company issued a total of 2,500,000 options to acquire that same number of common shares. These options were issued as to 1,050,000 options at a deemed price of $0.10 per share for services, 400,000 options at $0.12 per share until June 25, 2004, 500,000 options at $0.06 per share until July 31, 2004, 300,000 options at $0.09 per share until August 15, 2004 and 250,000 options at $0.10 per share until August 18, 2004. All the options were exercised during the period and no additional options may be granted under the 2003 Plan.

URANIUM POWER CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2004, 2003 AND 2002 AND PERIOD FROM APRIL 3, 1998 (INCEPTION) THROUGH APRIL 30, 2004
(U.S. DOLLARS)
--------------------------------------------------------------------------------

7.   STOCK OPTION PLAN (Continued)

     On September 18, 2003, the Company adopted the 2003b Incentive Stock Option Plan (the "2003b Plan"), whereby 2,500,000 shares of common stock may be optioned. The stock option plan has not been adopted or ratified by the shareholders of the Company. Incentive options may be granted at any price for a period of up to ten years. During the year ended April 30, 2004 the Company issued a total of 2,450,100 options to acquire that same number of common shares. These options were issued as to 650,000 options at a deemed price of $0.10 per share for services, 490,000 options at a deemed price of $0.17 per share for services, 170,000 options at $0.23 per share until September 19, 2004, 520,000 options at $0.17 per share until October 3, 2004, 100,000 options at $0.20 per share until October 10, 2004, 100,000 shares at $0.21 per share until November 12, 2004, 200,000 shares at $0.45 per share until November 20, 2004, 100 options at a deemed price of $0.40 per share for services, 20,000 options at a deemed price of $0.33 per share for services and 200,000 options at $0.10 per share expiring October 15, 2004. All of the options issued during the period were exercised during the period. The Company may issue up to an additional 49,900 options pursuant to this plan.

     On October 15, 2003, the Company adopted the 2003c Stock Plan (the "2003c Plan"), whereby 2,000,000 shares of common stock may be optioned. The 2003c Plan has not been adopted or ratified by the shareholders of the Company. Incentive options may be granted at any price for a period of up to ten years. During the year ended January 31, 2004, the Company issued 700,000 options to acquire that same number of common shares as to 600,000 options at $0.17 per share and 100,000 options at $0.30 per share expiring January 27, 2005. As at April 30, 2004 the Company may issue up to an additional 1,300,000 options pursuant to this plan.

     The Company also issued an option, not under a plan, to a consultant to acquire up to 150,000 common shares at $0.27 per share until March 31, 2003, which expired unexercised during the year ended April 30, 2003.

     The following table summarizes the Company's stock option activity for the years ended April 30:

=========================================================================
                                                             Weighted
                                            Exercise          Average
                                Number        Price          Exercise
                              of Shares     Per Share         Price
--------------------------------------------------------------------------
Balance, April 30, 2002      1,200,000   $ 0.27 to $ 0.50     $ 0.30
Granted during year          3,310,000   $ 0.12 to $ 0.27     $ 0.24
Cancelled                     (810,000)  $ 0.25 to $ 0.27     $ 0.22
Exercised                   (1,135,000)  $ 0.11 to $ 0.20     $ 0.16
Expired                       (150,000)       $ 0.27          $ 0.27
--------------------------------------------------------------------------
Balance, April 30, 2003      2,415,000    $ 0.12 to 0.27      $ 0.24
Granted during year          6,050,100   $ 0.06 to $ 0.45     $ 0.14
Cancelled                     (400,000)       $ 0.25          $ 0.25
Exercised                   (5,760,100)  $ 0.06 to $ 0.45     $ 0.13
Expired                       (100,000)       $ 0.25          $ 0.25
--------------------------------------------------------------------------
Balance, April 30, 2004       2,205,000       $ 0.24
==========================================================================

URANIUM POWER CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2004, 2003 AND 2002 AND PERIOD FROM APRIL 3, 1998 (INCEPTION) THROUGH APRIL 30, 2004
(U.S. DOLLARS)
--------------------------------------------------------------------------------

7.   STOCK OPTION PLAN (Continued)

     Share purchase options are outstanding as follows at April 30:

     ================================================
                     Exercise    Number of   Shares
     Expiry Date        Price     2004        2003
     ------------------------------------------------
     August 21, 2006   $ 0.27   1,050,000  1,050,000
     May 6, 2005       $ 0.25           0    400,000
     May 15, 2005      $ 0.25     455,000    455,000
     April 15, 2004    $ 0.25           0    100,000
     April 25, 2004    $ 0.12           0    410,000
     October 15, 2004  $ 0.17     600,000          0
     January 27, 2005  $ 0.30     100,000          0
     -------------------------------------------------
                                 2,205,000  2,415,000
     ===============================================

     Subsequent to April 30, 2004, the Company issued 600,000 options to acquire that same number of common shares as to 500,000 options at a deemed price of $0.40 per share to consultants for services and 100,000 options at $0.40 per share which expires May 4, 2005 and was also exercised.

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

     During the year ended April 30, 2003, the Company issued warrants which were based on the Limited Partnership exploration expenditures, see Farmout Agreements (note 14). As of April 30, 2003 the Limited Partnership was entitled to warrants to acquire 483,000 common shares at $0.25 per share until July 11, 2003. During the year ended April 30, 2004, these warrants expired unexercised.

     During the year ended April 30, 2003, the Company issued warrants to other joint venture parties, all on similar terms and conditions, see Farmout Agreements (note 14). Pursuant to these agreements the Company is committed to issuing 410,000 warrants that will entitle the holders to acquire that same number of common shares at $0.25 per share. These warrants expire as to 350,000 on November 25, 2003, 10,000 on February 27, 2004, 10,000 on
     February 28, 2004 and 40,000 on March 3, 2004. All of these warrants expired unexercised.

URANIUM POWER CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2004, 2003 AND 2002 AND PERIOD FROM APRIL 3, 1998 (INCEPTION) THROUGH APRIL 30, 2004
(U.S. DOLLARS)
--------------------------------------------------------------------------------

8.   WARRANTS (Continued)

     Pursuant to the issuance of Convertible Debentures (note 17) the Company also issued 2,666,666 warrants. Each warrant entitles its holder to purchase an additional common share of the Company during the period January 6, 2004 to January 6, 2005 at $0.35 per share. The holder of the warrants may elect a cashless exercise of the warrants based on the market value of the Company's common shares at the time of exercise. The Company has granted the holders of the warrants registration rights on the underlying common shares. The registration rights agreement calls for the Company to have registered the underlying shares for resale by May 29, 2004 which the Company has not yet done.

9.   COMMON STOCK

     (a)  Treasury stock

          During the year ended April 30, 2000 the Company purchased 23,000 shares of its common stock from the original owners who had acquired the shares prior to April 30, 2000 in a private placement. The common stock was purchased for the same amount as the proceeds from original issue.

     (b)  Private placements

          The Company received $150,000 in share subscriptions pertaining to a private placement of 1,500,000 shares at $0.10 per share of which 375,000 shares have been issued to April 30, 2002 for net subscriptions received at April 30, 2002 of $112,500. The balance of 1,125,000 shares were issued during the April 30, 2003 year-end. In addition, during the April 30, 2003 year-end, the Company completed a private placement of 40,000 shares at $0.30 per share for total proceeds of $12,000 and during the year ended April 30, 2004 it completed a private placement of 200,000 shares for proceeds of $40,000.

     (c)  Stock options

          During the year ended April 30, 2003, 1,135,000 stock options were exercised by certain of the holders for total proceeds of $177,500 and during the year ended April 30, 2004, 3,550,000 options were exercised for gross proceeds of $493,700.

     (d)  Settlement with Anhydride Canada Creditors

          In an attempt to settle outstanding liabilities of Anhydride Canada, the Company made an offer to creditors to settle outstanding debts for shares of the Company at a deemed price of $0.10 per share for every $0.15 CDN of debt held. The Company has received acceptances from creditors totalling $303,781 ($416,484 CDN) which represents 2,776,560 common shares. During the year ended April 30, 2004 the Company issued 287,638 shares pursuant to these agreements.

URANIUM POWER CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2004, 2003 AND 2002 AND PERIOD FROM APRIL 3, 1998 (INCEPTION) THROUGH APRIL 30, 2004
(U.S. DOLLARS)
--------------------------------------------------------------------------------

10.  ACCOUNTS PAYABLE

     Accounts payable at April 30 consists of the following:

     =====================================================================
                                                   2004              2003
     ---------------------------------------------------------------------
     Trade accounts payable                    $945,927          $837,355
     Advances from third parties                169,250           248,098
     ---------------------------------------------------------------------
                                             $1,115,177        $1,085,453
     =====================================================================

11.  RELATED PARTY TRANSACTIONS

     The following non-arm's length transactions occurred with parties who are directors and stockholders of the Company.

     (a) Acquisition of assets of Athabasca Uranium Syndicate (note 6(a)) in exchange for 6,000,000 common stock.

     (b) Agreement with Pacific Amber Resources Ltd. (note 6(b)) and issuance of 200,000 common stock under the agreement.

     (c) Option to acquire an interest in a mining claim from a minority stockholder who is an officer and director (note 6(c)).

     (d) During the year ended April 30, 2003, the Company was charged management fees of $72,000 (2003 - $72,000) by October Sun from whom the Company acquired Anhydride USA. October Sun is related to the Company by way of significant influence. As of April 30, 2004, $407,119 (2003 - $509,290) was owed to October Sun. Of this balance, up to $400,000 (2003 - $400,000) is covered by way of a convertible note which bears interest at 6% and may be converted into units at the lower of $0.25 per unit or the then market on the date of conversion until December 31, 2004. At April 30, 2003 and 2004, October Sun waived all rights to the interest for the year. Each unit is to consist of one common share of the Company and a warrant to purchase an additional common share at 133% of the unit price for one year following the date of conversion. Any shares issued on conversion shall carry with them registration rights. The balances of funds owed are without interest or stated terms of repayment.

     (e) Included in 2003 exploration costs is $57,230 related to an officer who was acting in the Company's exploration programs. This same officer also received $28,770 in management fees. As at April 30, 2003 a total of $33,200 was due to this officer. During the year ended April 30, 2004 $30,000 of this amount was settled by the officer exercising an option to acquire 300,000 common shares. During the year ended April 30, 2004 this officer was paid management fees of $54,857 which includes $30,000 paid by way of issuing him an additional 300,000 common shares. During September, 2003 this officer resigned his position with the Company and no amounts were owed to him.

URANIUM POWER CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2004, 2003 AND 2002 AND PERIOD FROM APRIL 3, 1998 (INCEPTION) THROUGH APRIL 30, 2004
(U.S. DOLLARS)
--------------------------------------------------------------------------------

11.  RELATED PARTY TRANSACTIONS (Continued)

     (f) The Company accrued fees of $3,271 in 2003 to a director and officer, which are included in advertising and promotion expenses which were written off during 2004.

     (g) United Corporate Advisors ("UCA") is related to the Company by way of common directors. As of April 30, 2004, $232,188 (2003 - $232,191) was
          owed to UCA and included in due to related parties. Of this balance, $195,000 is covered by way of a convertible note which bears interest at 6% and may be converted into units at the lower of $0.25 per unit or the then market at the date of conversion until December 31, 2004. At April 30, 2003 and 2004, UCA waived all rights to the interest for the year. Each unit is to consist of one common share of the Company and a warrant to purchase an additional common share at 133% of the unit price for one year following the date of conversion. Any shares issued on conversion shall carry with them registration rights. The balance of funds owed are without interest or stated terms of repayment.

     (h) Included in consulting expenses is $39,100 pertaining to 230,000 shares issued to directors of the Company under the 2003b Plan.

12.  COMPREHENSIVE LOSS

     ==========================================================================
                                           2004          2003          2002
     --------------------------------------------------------------------------
     Net loss                           $(1,581,054)  $(2,289,124)  $(352,708)
     Other comprehensive income (loss)      (37,014)      (79,340)        256
     --------------------------------------------------------------------------
                                       $ (1,618,068)  $(2,368,464)  $(352,452)
     ==========================================================================

13.  INCOME TAXES

     A deferred tax asset approximating $1,360,000 stemming from the Company's net operating loss carry forward, has been reduced by a valuation allowance to $Nil due to uncertainties regarding the utilization of the deferred assets.

     At April 30, 2004, Uranium Power Corporation has available a net operating loss carry forward of approximately $2,372,000 (2003 - $1,305,000) which it may use to offset future United States federal taxable income. The net operating loss carry forward if not utilized, will begin to expire in 2017.

     Anhydride Canada has net operating losses of approximately $470,000 (2003 - $433,000) which may be applied against future taxable income generated in Canada which begin to expire in 2009. Anhydride Canada also has a total of $1,129,000 (2003 - $1,129,000) in pooled Canadian exploration expenditures which may be carried forward indefinitely and applied against future taxable income.

URANIUM POWER CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2004, 2003 AND 2002 AND PERIOD FROM APRIL 3, 1998 (INCEPTION) THROUGH APRIL 30, 2004
(U.S. DOLLARS)
--------------------------------------------------------------------------------

14.  FARMOUT AGREEMENTS

     During the year ended April 30, 2003, the Company entered into the following Farmout and or exploration agreement (the "Farmout Agreements") as follows:

     (a)  Anhydride Petroleum Limited Partnership (the "Limited Partnership")

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

          Under the Farmout Agreements, the Limited Partnership agreed to grant the Company a call option (the "Working Interest Call Option") under which the Company may purchase the working interests earned by the Limited Partnership in the Prospects in consideration for paying a predetermined purchase amount. The purchase amount comprises a base amount and a performance amount where the base amount is equal to 130% of the incurred earn-in expenditures of the Partnership paid in shares of the Company, with such shares valued at the average five day closing price at the time the call option is exercised. The shares to be issued by the Company will be restricted securities in the United States and be subject to resale restrictions in the United States and Canada.

          Under the terms of the call option, however, the Company has granted the Partnership certain registration rights, under which the Company will file a registration statement with the Securities and Exchange Commission (the "SEC") in the United States registering the shares for sale (the "Call Option Registration Rights"). The performance amount will initially be $Nil. For every 90-day period following the exercise of the call option that expires without a registration statement being filed, the performance amount is increased by 20% of the incurred earn-in expenditures of the Partnership paid-in shares of the Company. The Performance Amount will be paid, as earned, in shares of the Company with such shares valued at the average five day closing price at the time the respective performance amount is earned. On the sooner of the registration statement becoming effective or the shares issued on exercise of the call option otherwise becoming free of resale restrictions, the Performance Amount shall cease to accrue and no further shares of the Company will be payable.

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

URANIUM POWER CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2004, 2003 AND 2002 AND PERIOD FROM APRIL 3, 1998 (INCEPTION) THROUGH APRIL 30, 2004
(U.S. DOLLARS)
--------------------------------------------------------------------------------

14.  FARMOUT AGREEMENTS (Continued)

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

          Based on the Limited Partnerships exploration expenditures of $483,000 CDN as at April 30, 2003 they were entitled to warrants to acquire 483,000 common shares at $0.25 per share, which subsequently expired.

          Also subsequent to year end, the Company agreed to acquire the interests of the Limited Partnership for 3,220,000 common shares of the Company, which have yet to be issued.

     (b)  Other joint venture partners

          The Company entered into four exploration agreements (the "Exploration Agreements"), pursuant to which $266,310 ($410,000 CDN) was advanced for exploration on the Athabasca Prospect. In consideration thereof the Company earned a working interest in the Athabasca Prospect.

          Pursuant to the Exploration Agreements the Company acquired an option to acquire their working interests back on terms similar to those granted by the Limited Partnership. In exchange for acquiring the options the Company has agreed to issue warrants to purchase up to 410,000 common shares at an exercise price of $0.25 per share which expired unexercised during the year ended April 30, 2004.

     (c)  PNG Ventures, Inc. ("PNGV")

          Pursuant to a letter agreement PNGV had advanced a total of $214,821 ($330,730 CDN) for exploration on the Athabasca Prospect and has earned a working interest in both the Athabasca and Firebag Prospects.

15.  EARTH ENERGY LICENCE AGREEMENT

     On August 12, 2003, the Company became party to an exclusive license agreement for Canada, Central and South America with Earth Energy Resources Ltd. ("Earth Energy") and West Peak Ventures of Canada Ltd. ("West Peak") for the use of Earth Energy's proprietary catalytic process. The process includes a proprietary Catalyst in conjunction with processing equipment to separate hydrocarbons from sand, shale or oil. Under the terms of the underlying license agreement with Earth Energy, the Company will pay $375,799 ($500,000 CDN) by 2005, subject to certain conditions, of which it has paid $106,508 ($150,000 CDN). The Company will also pay a royalty of 5% and will purchase catalyst and processing equipment from Earth Energy Resources Ltd. for cost plus 25%. The Central and South American license agreement is a three-year option on the same terms with the exception that the license fee is a one-time payment of $500,000 US.

URANIUM POWER CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2004, 2003 AND 2002 AND PERIOD FROM APRIL 3, 1998 (INCEPTION) THROUGH APRIL 30, 2004
(U.S. DOLLARS)
--------------------------------------------------------------------------------


16.  CONTINGENCY

     In a statement of claim filed against Anhydride Canada and others, the plaintiffs claim they owned a 63.3% interest in the 7-32 well on the Athabasca prospect. The claim also seeks general damages of $5,000,000 CDN from the defendants as well as monetary and special damages as determined by the court. A statement of defence was filed by Anhydride Canada, but given that the property has been written off it will not be actively pursued. Since filing of the statement of defense in April 2003, no further action has been taken by the plaintiff. The Company believes the claim is frivolous and without merit and as such no amount has been accrued by the Company at April 30, 2003 and 2004.

17.  CONVERTIBLE DEBENTURE

     During the period the Company issued $1,000,000 of 6% secured convertible debentures, which mature June 1, 2004 and are still outstanding. These debentures are secured by a general security agreement over all of the Company's property. The debentures are convertible into common shares at the lower of 70% of the five-day average closing price of the Company's common shares or $0.45 per share, provided that while the debentures are in good standing the conversion price will not be below $0.15 per share. This resulted in a non-cash financing expense to the Company of $204,705. The Company also issued to the debenture holders 2,666,666 warrants to purchase the same amount of common shares. Included in non-cash financing expense is $259,893 reflecting the beneficial conversion of the warrants.

     The Company has granted the holders of the debentures registration rights on the underlying common shares. The registration rights agreement calls for the Company for the underlying shares to be registered by May 29, 2004. To date, the Company has not completed the registration of the underlying shares. Pursuant to the registration rights agreement the Company is subject to a 2% penalty every thirty days the registration statement is late and failure to file may cause the debentures to be in default and due immediately. The debentures also require that the holders of the debentures agree to the issuance of shares in certain instances. The Company may redeem the convertible notes at a redemption price of 110% of the principal plus interest.

18.  INVESTMENT IN ENERGY 51 INC.

     On April 7, 2004, the Company entered into an equity participation and farmout agreement with Energy 51 Inc. ("Energy 51") pursuant to this agreement the Company purchased 750,000 common shares of Energy 51 representing 15.625% of its issued and outstanding share capital for $152,800 ($200,000 CDN). Energy 51 is a privately held Alberta company engaged in the exploration and development of oil and gas primarily in Alberta. The agreement grants the Company the right to purchase a further 375,000 common shares for $72,939 ($100,000 CDN) to bring its interest in Energy 51 to 20.8% which the Company exercised subsequent to April 30, 2004. The Company also has the right to purchase a further 375,000 common shares for $72,939 ($100,000 CDN) on or before October 1, 2004. As part of this agreement the Company has to be offered the right to participate on all prospects generated by Energy 51 until April 1, 2006. The Company has also agreed on a best efforts basis to provide up to $364,697 ($500,000
     CDN) to Energy 51 for oilfield work to be done by Energy 51 on or before October 1, 2004. After October 1, 2004 the Company may elect to convert the working capital loan into up to 1,058,825 common shares or into a term loan due in two years with a 100% return.


19.  COMMITMENT

     The Company occupies leased premises in Vancouver, Canada under the terms of a lease expiring January 31, 2006. Annual rental payments are $14,025 ($19,228 CDN).

20.  SUBSEQUENT EVENTS

     Subsequent to April 30, 2004, the Company:

     (a) issued 600,000 options which were exercised for cash proceeds of $240,000 (note 7);

     (b)  acquired an additional  375,000  common shares of Energy 51 Inc. (note
          18); and

     (c) has an agreement to acquire the Firebag, Saskatchewan prospect covering approximately 2,000 square miles in north western Saskatchewan along the Alberta border. The prospective lands host Fort McMurray and Wabiskaw Palo channel zones containing Athabasca Oil Sands. Currently, the Company has an agreement, subject to certain conditions, to purchase a 51% interest in the prospect for $83,900 ($115,000 CDN), three million common shares and a $0.12 per barrel royalty. The Company has also reached an agreement in principle, with a non-related party, to purchase the remaining 49% interest in the prospect for $729,400 ($1 million CDN) and a 2.5% gross overriding royalty, subject to certain conditions being met.

                         MANAGEMENT'S RESPONSIBILITY FOR
                              FINANCIAL STATEMENTS


The accompanying financial statements of WESTERN PETROCHEMICALS CORP. have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America and necessarily include some amounts based on informed judgement and management estimates.

To assist management in fulfilling its responsibilities, a system of internal controls has been established to provide reasonable assurance that the financial statements are accurate and reliable and that assets are safeguarded.

The board of directors has reviewed and approved these financial statements.

These financial statements have been examined by the independent auditors, PANNEL KERR FORSTER, and their report is presented separately.


/s/ Todd Montgomery
----------------------------
TODD MONTGOMERY
PRESIDENT AND DIRECTOR

                   REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
WESTERN PETROCHEMICALS CORP.

We have audited the balance sheets of WESTERN PETROCHEMICALS CORP. (an Exploration Stage Company) as at APRIL 30, 2004 AND 2003 and the statements of operations and deficit and cash flows for the years ended April 30, 2004, 2003 and 2002 and from the date of inception (October 22, 1999) to April 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company (An Exploration Stage Company) as at APRIL 30, 2004 AND 2003 and the results of its operations and its cash flows for the years ended April 30, 2004, 2003, 2002 and for the period from inception (October 22, 1999) to April 30, 2004 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has not generated any revenues since inception and needs to obtain financing to accomplish its business plan. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"Pannell Kerr Forster"


JULY 16, 2004


VANCOUVER, BRITISH COLUMBIA

CHARTERED ACCOUNTANTS

                          WESTERN PETROCHEMICALS CORP.
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEETS
                          AS AT APRIL 30, 2004 AND 2003
                          STATED IN UNITED STATES FUNDS
--------------------------------------------------------------------------------

                                     ASSETS
                                                         2004           2003
                                                     -----------    ----------
CURRENT ASSETS
      Cash                                           $    12,304    $    4,318
      Accounts receivable                                 76,398        76,720
      Deposits                                               365           347
      Shareholders' advance                                   --        58,905
                                                     -------------------------
TOTAL CURRENT ASSETS                                      89,067       140,290

EQUIPMENT (Note 3)                                        45,651        61,961
ASSETS HELD IN TRUST                                      11,611            --
                                                     -------------------------
TOTAL ASSETS                                         $   146,329    $  202,251
                                                     =========================

                                   LIABILITIES
CURRENT LIABILITIES
      Notes payable                                  $    25,540    $   13,866
      Accounts payable and accrued liabilities           861,115       833,805
                                                     -------------------------
TOTAL CURRENT LIABILITIES                                886,655       847,671

SHAREHOLDERS' LOAN (Note 4)                              103,080            --
LIABILITY FOR ASSETS HELD IN TRUST                        11,611            --
                                                     -------------------------
TOTAL LIABILITIES                                      1,001,346       847,671
                                                     -------------------------

                              STOCKHOLDERS' DEFICIT
CAPITAL STOCK
  Authorized an unlimited amount of class
  A common shares Issued 22,252925 class A
   common shares for 2004 and 2003                       712,343       712,343
CUMULATIVE TRANSLATION ADJUSTMENT                       (102,094)      (71,962)
RETAINED EARNINGS (DEFICIT)                           (1,465,266)   (1,285,801)
                                                     -------------------------
TOTAL STOCKHOLDERS' DEFICIT                             (855,017)     (645,420)
                                                     -------------------------
TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT           $   146,329    $  202,251
                                                     =========================


SEE NOTES TO THE FINANCIAL STATEMENTS

                                     WESTERN PETROCHEMICALS CORP.
                                    (AN EXPLORATION STAGE COMPANY)
                                  STATEMENT OF STOCKHOLDERS' DEFICIT
                        FROM INCEPTION (OCTOBER 22, 1999) TO APRIL 30, 2001 AND
                           FOR THE YEARS ENDED APRIL 30, 2002, 2003 AND 2004
                                     STATED IN UNITED STATES FUNDS




                                                             TRANSLATION
                              NO. OF SHARES        AMOUNT     ADJUSTMENT        DEFICIT          TOTAL
                              -------------   -----------    -----------    -----------    -----------
 Inception
  October 22, 1999
  to April 30, 2001                       1   $         1    $      --      $    (3,813)   $    (3,812)
   Shares issued for cash         1,629,999       215,807           --             --          215,807
   Shares issued for property    16,000,000        25,555           --             --           25,555
   Income tax recovery                 --         (43,610)          --             --          (43,610)
   Translation adjustment              --            --            1,608           --            1,608
   Net loss                            --            --             --         (488,593)      (488,593)
                                -----------   -----------    -----------    -----------    -----------
 April 30, 2002                  17,630,000       197,753          1,608       (492,406)      (293,045)
   Shares issued for cash         4,622,925       618,172                                      618,172
   Income tax recovery                 --        (103,582)          --             --         (103,582)
   Translation adjustment              --            --          (73,570)          --          (73,570)
   Net loss                            --            --             --         (793,395)      (793,395)
                                -----------   -----------    -----------    -----------    -----------
 April 30, 2003                  22,252,925       712,343        (71,962)    (1,285,801)      (645,420)
   Net loss                            --            --          (30,132)      (179,465)      (209,597)
                                -----------   -----------    -----------    -----------    -----------
 April 30, 2004                  22,252,925   $   712,343    $  (102,094)   $(1,465,266)   $  (855,017)
                                ===========   ===========    ===========    ===========    ===========


                                     WESTERN PETROCHEMICALS CORP.
                                    (AN EXPLORATION STAGE COMPANY)
                                  STATEMENT OF STOCKHOLDERS' DEFICIT
                        FROM INCEPTION (OCTOBER 22, 1999) TO APRIL 30, 2001 AND
                           FOR THE YEARS ENDED APRIL 30, 2002, 2003 AND 2004
                                     STATED IN UNITED STATES FUNDS


                                                                                    FROM INCEPTION
                                                                                  OCTOBER 22, 1999
                                                                                                TO
                                               2004          2003            2002   APRIL 30, 2004
                                        -----------    -----------    -----------  ---------------
EXPENSES
  Exploration costs                     $   145,936    $   857,529    $   518,061    $ 1,525,339
  Amortization                               19,984         10,608            173         30,765
  Interest and bank charges                   1,662          1,247            363          3,272
  Miscellaneous                                 112            586            297            995
  Office and general                          2,657          9,325          2,692         14,674
  Professional fees                           9,114         17,682         10,617         37,413
                                        -----------    -----------    -----------    -----------

Loss before income taxes                   (179,465)      (896,977)      (532,203)    (1,612,458)

Income tax recovery                            --          103,582         43,610        147,192
                                        -----------    -----------    -----------    -----------

NET LOSS                                $  (179,465)   $  (793,395)   $  (488,593)   $(1,465,266)
                                        ===========    ===========    ===========    ===========


See notes to the financial statements


                                            WESTERN PETROCHEMICALS CORP.
                                           (AN EXPLORATION STAGE COMPANY)
                                         STATEMENT OF STOCKHOLDERS' DEFICIT
                              FROM INCEPTION (OCTOBER 22, 1999) TO APRIL 30, 2001 AND
                                 FOR THE YEARS ENDED APRIL 30, 2002, 2003 AND 2004
                                           STATED IN UNITED STATES FUNDS


                                                                                                      FROM INCEPTION
                                                                                                    OCTOBER 22, 1999
                                                                                                                  TO
                                                                2004           2003           2002    APRIL 30, 2004
                                                          -----------    -----------    -----------  ---------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITES:
    Net loss                                             $  (179,465)   $  (793,395)   $  (488,593)   $(1,465,266)
    Items not involving cash:
      Amortization                                            19,984         10,608            173         30,765
      Income tax recovery                                       --         (103,582)       (43,610)      (147,192)
      Shares issued for properties                              --             --           25,555         25,555
                                                         -----------    -----------    -----------    -----------
                                                            (159,481)      (886,369)      (506,475)    (1,556,138)
    Non-cash operating working
     capital                                                  86,521        438,430        255,593        784,356
                                                         -----------    -----------    -----------    -----------
    Total cash used in operating activities                  (72,960)      (447,939)      (250,882)      (771,782)
                                                         -----------    -----------    -----------    -----------
CASH (USED IN) INVESTING
  ACTIVITIES
    Purchase of equipment                                     (3,674)       (71,587)        (1,157)       (76,418)
                                                         -----------    -----------    -----------    -----------
CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES
   Due to  bank                                                 --          (34,624)        34,624           --
   Proceeds from note payable                                 25,540         13,866           --           39,406
   Repayment of note payable                                 (13,866)          --             --          (13,866)
   Increase in shareholders' loan                            103,080           --             --          103,080
   Capital stock issuance                                       --          618,172        215,807        833,980
                                                         -----------    -----------    -----------    -----------
    Total cash provided by financing activities              114,754        597,414        250,431        962,600
                                                         -----------    -----------    -----------    -----------
CURRENCY TRANSLATION
 ADJUSTMENT                                                  (30,132)       (73,570)         1,608       (102,094)
                                                         -----------    -----------    -----------    -----------

INCREASE  IN CASH                                              7,988          4,318             --

CASH - BEGINNING OF YEAR                                       4,318             --             --             --
                                                         -----------    -----------    -----------    -----------
CASH - END OF YEAR                                       $    12,306    $     4,318    $        --    $    12,306
                                                         ===========    ===========    ===========    ===========

See Notes to the Financial Statements

                          WESTERN PETROCHEMICALS CORP.
                         (AN EXPLORATION STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
             FROM INCEPTION (OCTOBER 22, 1999) TO APRIL 30, 2001 AND
                FOR THE YEARS ENDED APRIL 30, 2002, 2003 AND 2004
                          STATED IN UNITED STATES FUNDS


1.   GOING CONCERN AND NATURE OF OPERATIONS

     The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The Company has incurred losses during the period from inception, October 22, 1999, to April 30, 2004 of $1,465,266.

     The Company requires financing to fund its future operations and will attempt to meet its ongoing liabilities as they fall due through the sale of equity securities and/or debt financing. There can be no assurance that the Company will be able to raise the necessary financing to continue in operation or meet its liabilities as they fall due or be successful in achieving profitability from its planned principle operations. Should the Company be unable to realize the carrying value of its assets or discharge its liabilities in the normal course of business, the Company may not be able to remain in operation and the net realizable value of its assets may be materially less than the amounts recorded on the balance sheet.

     The Company was incorporated during 1999 under the Business Corporations Act of the Province of Alberta. The Company is engaged in the business of oil and natural gas exploration and acquisition, primarily as it pertains to oil shale deposits. The Company is exploring the oil shale deposits on, approximately, 700,000 acres under permits, from the Saskatchewan Government, in the Pasquia Hills area of northern Saskatchewan. These permits were acquired from a director and officer of the Company for 16,000,000 common shares.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. The financial statements reflect the following policies:

     EXPLORATION STAGE EXPENDITURES

     The Company expenses all expenditures for exploration of properties as they are incurred where the properties do not have proven reserves.

     AMORTIZATION OF NON-RESOURCE ASSETS

     Equipment is recorded at cost less accumulated amortization. Amortization is provided on the diminishing balance basis over the estimated useful life of the assets at the following annual rates:

     Equipment                                     30 %

                          WESTERN PETROCHEMICALS CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 2004 AND 2003
                          STATED IN UNITED STATES FUNDS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES; CONTINUED

     FOREIGN CURRENCY TRANSLATION

     The Company's operations are conducted principally in Canada, hence the Canadian dollar is the functional currency which is translated into U. S. dollars for reporting purposes as follows:

     (i) Assets and liabilities at the rate of exchange in effect as at the balance sheet date; and,

     (ii) Revenues and expenditures at the average rate of exchange for the year.

     Cumulative gains and losses arising from this translation of foreign currency are included as a separate component of shareholders' deficit.

     FUTURE INCOME TAXES

     Future income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts and their tax bases. These amounts are measured using enacted tax rates and re-measured annually for rate changes. Future income tax assets are recognized for the benefit of deductions available to be carried forward to future periods for tax purposes, that are likely to be realized. Future income tax assets are re-assessed each year to determine if a valuation allowance is required. Any effect of the re-measurement or re-assessment is recognized in the period of change.


3.   EQUIPMENT

                                2004                                  2003
             -------------------------------------------------------------------
                                        ACCUMULATED   NET BOOK      NET BOOK
                            COST       AMORTIZATION     VALUE        VALUE
             -------------------------------------------------------------------
             Equipment      $77,120     $  31,469     $ 45,651    $   61,961
             ===================================================================

4.   SHAREHOLDERS' LOAN

     The loans are non-interest bearing and have no specific terms of repayment.

5.   FINANCIAL INSTRUMENTS

     The Company's recognized financial instruments consist of accounts receivable and accounts payable and accrued liabilities. The fair value of these items approximate their carrying values given the short term nature of the amounts.

     The Company is not exposed to significant interest rate risk.

                          WESTERN PETROCHEMICALS CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 2004 AND 2003
                          STATED IN UNITED STATES FUNDS



6.   CREDIT RISK

     The Company is not exposed to significant credit risk.

     The Company does not have a significant exposure to any individual customer or counterpart. Its accounts receivable are mainly from the government for GST input tax credits.

7.   INCOME TAXES

     The Company has losses for Canadian income tax purposes, which maybe deducted in future years against income from operations. These losses approximate $1,612,400, however, as a means of financing its exploration activities the Company has renounced to investors $709,000 of this amount. Therefore, the net tax losses available to the Company to be deducted from future income are $903,400. These losses expire as follows as to $3,800 in 2008, $316,400 in 2009, $403,800 in 2010 and $179,400 in 2011.

8.   FLOW-THROUGH COMMON SHARES

     The Company financed a portion of its exploration programs with flow-through common shares. Income tax deductions relating to these expenditures (note 7) are claimable only by the investors. Proceeds from these share issuances are credited to capital stock. The related income tax reductions are charged to capital stock with a corresponding credit to exploration expenditures.

9.   SUBSEQUENT EVENT

     Ownership of the Company is being acquired by an unrelated corporation, Uranium Power Corporation, a Colorado corporation, engaged in resource property acquisitions and exploration.

                                  EXHIBIT INDEX

3.1      Articles of Incorporation. 1

3.2      Bylaws. 1

4.1      2000 Stock Option Plan. 1

4.2      2002 Stock Option Plan 2

4.3      2003 Stock Option Plan 3

10.1 Option Agreement dated September 10, 2001 and Amendment dated October 10, 2001.4

10.2     Agreement and Plan of  Reorganization  with October Sun dated April 30,
         2002.5

10.3     Joint Venture Agreement dated April 30, 2002.6

10.4     Employment Agreement with Doug Cannaday effective May 6, 2002.6

10.5     Exploration Agreement dated July 10, 2002, filed herewith. 6

10.6 Equity Participation and Farmout Agreement dated April 7, 2004 between Energy 51, Inc., Uranium Power Corporation and West Peak Ventures of Canada, LTD, filed herewith.

10.8 Agreement between West Peak Ventures of Canada, Ltd and Uranium Power Corporation, dated December 3, 2003,

10.9 Agreeement between West Peak Ventures of Canada, Ltd. and Uranium Power Corporation, dated December 3, 2003, filed herewith.

14       Code of Ethics, filed herewith.

21.1     Subsidiaries of the Registrant, filed herewith.

---------------
1    Incorporated by reference from Form 10-SB, filed October 14, 1999.
2    Incorporated by reference from Form S-8, dated March 24, 2003.
3    Incorporated by reference from Form S-8, dated June 27, 2003.
4    Incorporated  by reference from Form 10QSB for the period ended October 31,
     2001.
5    Incorporation by reference from Form 8-K dated May 10, 2002.
6    Incorporated by reference from Form 10-KSB dated September 11, 2003.

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