Form 10QSB
period 2004-07-31
URANIUM POWER CORP
filed 2004-09-20
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 2004

     OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ___________.

COMMISSION FILE NUMBER:  0-27659


                            URANIUM POWER CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Colorado                                              None
-------------------------------                         ------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                             Identification No.)


        206-475 Howe Street, Vancouver, British Columbia, Canada V6C 2B3
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 685-8355
                           --------------------------
                           (Issuer's telephone number)

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

YES  [X]      NO [_]


The number of shares outstanding of the issuer's classes of common equity, as of September 15, 2004 was 30,017,906 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):   YES [_]  NO [X]

                            URANIUM POWER CORPORATION

                                      Index

                                                                            Page

PART I. FINANCIAL INFORMATION................................................

         Item 1.  Financial    Statements    of   Uranium    Power
                  Corporation ...............................................  1

                  Consolidated  Balance  Sheets (U.S.
                  Dollars)  as at July 31,  2004  (UNAUDITED)  and
                  year ended April 30, 2004..................................  2

                  Consolidated   Statements  of  Operations  (U.S.
                  Dollars)  for the three  months  ended  July 31,
                  2004 (UNAUDITED) and 2003..................................  3

                  Consolidated    Statements   of    Stockholders'
                  Deficiency  (U.S.  Dollars) for the three months
                  ended  July 31,  2004  (UNAUDITED)  and the year
                  ended April 30, 2003.......................................  4

                  Consolidated  Statements  of Cash  Flows for the
                  three  months  ended  July  31,  2004  and  2003
                  (UNAUDITED)................................................  5

                  Notes to Consolidated Financial Statements (UNAUDITED).....  6

Financial Statements of Western Petrochemicals Corporation................... 17

         Management's Responsibility for Financial Statements................ 17

         Balance Sheets...................................................... 18

         Statement of Stockholders' Deficit.................................. 19

         Statement of Operations and Stockholders' Deficit................... 20

         Statement of Cash Flows............................................. 21

         Notes to the Financial Statements................................... 22

         Item 2.  Management's Discussion and Analysis of Financial
                  Conditions and Plans of Operations......................... 25

         Item 3.  Controls and Procedures.................................... 25

PART II. OTHER INFORMATION................................................... 27

         Item 1.  Legal Proceedings.......................................... 27

         Item 2.  Changes in Securities; Recent Sales of Unregistered
                  Securities................................................. 27

         Item 5. Other Information...........................................

         Item 6. Exhibits and Reports on Form 8-K............................ 30

         Signatures.......................................................... 31

                            URANIUM POWER CORPORATION

                         (AN EXPLORATION STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED JULY 31, 2004
                      (UNAUDITED - PREPARED BY MANAGEMENT)
                                 (U.S. DOLLARS)

                            URANIUM POWER CORPORATION

                         (AN EXPLORATION STAGE COMPANY)
                   CONSOLIDATED BALANCE SHEETS (U.S. DOLLARS)




                                                     JULY 31,        APRIL 30,
                                                       2004            2004
                                ASSETS (note 12)    (UNAUDITED)      (AUDITED)
                                                   ------------    ------------
CURRENT

     Cash                                          $         --    $    348,636
     Accounts Receivable                                 10,954          20,718
                                                   ------------    ------------
                                                         10,954         369,354
PROPERTIES (note 4)                                     215,164         118,456
EARTH ENERGY LICENSE AGREEMENT  (note 10)               106,508         106,508
INVESTMENT IN ENERGY 51 INC. (note 13)                  228,618         152,800
INVESTMENT IN URANIUM HOLDINGS
   CORPORATION (note 4b)                                    815             815
                                                   ------------    ------------
                                                   $    562,059    $    747,933
                                                   ============    ============

                                  LIABILITIES

CURRENT

    Cheques issued in excess of funds on deposit   $     15,820    $         --
    Accounts Payable (notes 5 and 9)                  1,263,984       1,115,177
    Convertible Debenture  (note 12)                  1,075,708       1,020,375
    Due to Related Parties (note 8)                     633,646         639,307
                                                   ------------    ------------
                                                      2,989,158       2,774,859
                                                   ------------    ------------
COMMITMENT AND CONTINGENCIES
   (notes 2, 4, 5, 7, 10,11, 12 and 14)
STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK

Authorized
     40,000,000 Common  stock  with  a par  value
      of $0.001 each
     10,000,000 Preferred stock with a par value of $0.001 each

Issued
     21,434,738 Common stock (note 5)                    21,435
     20,784,838 Common stock                                             20,785
TREASURY STOCK                                              (23)            (23)
ADDITIONAL PAID-IN CAPITAL                            3,215,078       2,955,768
DEFICIT ACCUMULATED DURING EXPLORATION STAGE         (5,530,121)     (4,890,892)
OTHER COMPREHENSIVE LOSS                               (133,468)       (112,564)
                                                   ------------    ------------
                                                     (2,427,099)     (2,026,926)
                                                   ------------    ------------
                                                   $    562,059    $    747,933
                                                   ============    ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            URANIUM POWER CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF OPERATIONS (U.S. DOLLARS)
                      (UNAUDITED - PREPARED BY MANAGEMENT)

                                                                        FROM
                                                                      INCEPTION
                                                                     ON APRIL 3,
                                                                         1998
                                         THREE MONTHS ENDED JULY 31    THROUGH
                                         -------------------------     JULY 31,
                                             2004          2003          2004
                                         -----------   -----------   -----------

EXPENDITURES

     Management Fee                           18,000   $    31,333   $   360,602
     Advertising and Promotion                68,733        28,577       604,235
     Consulting                              233,239        30,010       883,540
     Travel                                    6,071         3,134       128,102
     Professional Fees                        67,186        21,126       492,150
     Transfer Agent Fees                       7,834         1,679        45,782
     Rent                                      4,076         2,902        45,254
     Office                                    8,168         3,935        46,279
     Interest and Bank Charges                55,668           133        92,690
     Equity loss from investment                  --            --        19,713
     Incorporation cost written off               --            --           700
     Exploration costs                       170,254            --     1,490,117
     Non-cash financing expenses                  --            --       464,598
     Write-off of Exploration Property            --            --       856,359
                                         -----------   -----------   -----------
NET LOSS FOR PERIOD                      $   639,229   $   122,829   $ 5,530,121
                                         ===========   ===========   ===========
Net Loss Per Share                       $      0.03   $      0.01
                                         ===========   ===========
Weighted Average Number of shares
Outstanding                               21,203,314    15,156,239
                                         ===========   ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                      URANIUM POWER CORPORATION
                                                   (AN EXPLORATION STAGE COMPANY)
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (U.S. DOLLARS)
                         FOR THE THREE MONTHS ENDED JULY 31, 2004 (UNAUDITED) AND YEAR ENDED APRIL 30, 2004



                                                                                                           DEFICIT
                                                                                              OTHER      ACCUMULATED        TOTAL
                              COMMON STOCK             TREASURY STOCK          ADDITIONAL COMPREHENSIVE   DURING THE    STOCKHOLDERS
                       -------------------------   -----------------------      PAID-IN      INCOME      EXPLORATION       EQUITY
                          SHARES      PAR VALUE      SHARES       PAR VALUE     CAPITAL      (LOSS)         STAGE       (DEFICIENCY)
                       -----------   -----------   -----------    ---------   -----------   ---------    -----------    -----------
BALANCE. APRIL 30,
 2003                   14,284,500   $    14,285       (23,000)   $    (23)   $ 1,525,812   $ (75,550)   $(3,309,838)   $(1,845,314)
Common stock
 issued for:
  Settlement of debt     1,037,638         1,037            --          --        102,727          --             --        103,764
  Cash                   3,750,000         3,750            --          --        529,950          --             --        533,700
  Services               1,620,100         1,620            --          --        207,320          --             --        208,940
  Property                  92,600            93            --          --         36,021          --             --         36,114
Stock option
compensation expense            --            --            --          --         89,340          --             --         89,340
Beneficial
conversion feature
of convertible
 debentures                     --            --            --          --        464,598          --             --        464,598
Other comprehensive
  (loss)                        --            --            --          --             --     (37,014)            --        (37,014)
Net loss                        --            --            --          --             --          --     (1,581,054)    (1,581,054)
                       -----------   -----------   -----------    --------    -----------   ---------    -----------    -----------
BALANCE. APRIL 30,
  2004                  20,784,838        20,785       (23,000)        (23)     2,955,768    (112,564)    (4,890,892)    (2,026,926)
Common stock
 issued for:
  Cash                     100,000           100            --          --         39,900          --             --         40,000
  Services                 549,900           550            --          --        219,410          --             --        219,960
Other comprehensive
  (loss)                        --            --            --          --             --     (20,904)            --        (20,904)
Net loss                        --            --            --          --             --          --       (639,229)      (639,229)
                       -----------   -----------   -----------    --------    -----------   ---------    -----------    -----------
BALANCE JULY 31,
  2004                  21,434,738   $    21,435       (23,000)   $    (23)   $ 3,215,078   $(133,468)   $(5,530,121)   $(2,427,099)
                       ===========   ===========   ===========    ========    ===========   =========    ===========    ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                            URANIUM POWER CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. DOLLARS)
                      (UNAUDITED - PREPARED BY MANAGEMENT)


                                                                                    FROM
                                                                                 INCEPTION
                                                  FOR THE THREE MONTHS ENDED    ON APRIL 3,
                                                            JULY 31,               1998
                                                  --------------------------    TO JULY 31,
                                                      2004           2003           2004
                                                  -----------    -----------    -----------
OPERATING ACTIVITIES

Net loss                                          $  (639,229)   $  (122,829)   $(5,530,121)
Adjustments to reconcile net
loss to net cash used operating activites
  Stock option compensation expenses                       --         30,010        243,064
  Consulting expenses acquired for shares             219,960        416,900
  Exploration costs acquired for shares                    --             --        137,331
  Equity loss from investment                              --             --         19,713
  Financial services acquired for shares                   --             --         60,000
  Non cash financing expense                               --             --        464,598
  Write-down of exploration property                       --             --        856,359
                                                  -----------    -----------    -----------
Changes in Non-cash Working Capital

   Accounts Recievable                                  9,764          1,345        (10,954)
   Accounts Payable                                   127,903         56,066      1,281,557
                                                  -----------    -----------    -----------
                                                     (281,602)       (35,408)    (2,061,553)
                                                  -----------    -----------    -----------
INVESTING ACTIVITY

   Earth Energy Licence                                    --             --       (106,508)
   Property acquisitions                              (96,708)            --       (762,908)
  Investment in Energy 51 Inc.                        (75,818)            --       (228,618)
                                                  -----------    -----------    -----------
                                                     (172,526)            --     (1,098,034)
                                                  -----------    -----------    -----------
FINANCING ACTIVITIES

   Issuance of shares for cash                         40,000        133,200      1,486,621
   Convertible debentures                              55,333      1,075,708
   Common stock returned to treasury                       --             --        (15,212)
   Share issue costs                                       --             --        (40,586)
   Advances from related parties                       (5,661)       (98,239)       633,646
   Cheques issued in excess of funds on deposit        15,820            447         15,820
                                                  -----------    -----------    -----------
                                                      105,492         35,408      3,155,997
                                                  -----------    -----------    -----------
FOREIGN CURRENCY TRANSLATION                          --               --          3,590
                                                  -----------    -----------    -----------
INFLOW (OUTFLOW) OF CASH                             (348,636)            --             --
CASH, BEGINNING OF PERIOD                             348,636             --             --
                                                  -----------    -----------    -----------
CASH, END OF PERIOD                               $        --    $        --    $        --
                                                  ===========    ===========    ===========
NON-CASH FINANCING ACTIVITITES
   Common stock deemed to be issued
     for resource properties                      $        --    $        --    $   468,779
                                                  ===========    ===========    ===========
  Warrants granted on purchase of
    resource properties                           $        --    $      --      $    50,000
                                                  ===========    ===========    ===========
  Common stock issued for services                $   219,960    $    75,000    $   501,900
                                                  ===========    ===========    ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            URANIUM POWER CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (U.S. DOLLARS)
                    FOR THE THREE MONTHS ENDED JULY 31, 2004
                      (UNAUDITED - PREPARED BY MANAGEMENT)

1.    BASIS OF PRESENTATION

      These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's April 30, 2004 Form 10KSB.

      In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position at July 31, 2004 and April 30, 2004 and the results of operations and the statement of cash flows for the three months ended July 31, 2004. The results of operations for the three months ended July 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

      These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Anhydride Petroleum (USA) Inc. ("Anhydride USA") and Anhydride USA's wholly owned subsidiary Anhydride Petroleum (Canada) Inc. ("Anhydride Canada") acquired April 30, 2002.

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

      The Company has a working capital deficit of $2,978,204, minimal other capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has accumulated stockholder's deficiency of $2,427,099.

      Included in accounts payable is $707,944 payable by Anhydride Canada. Certain of the creditors of Anhydride Canada have threatened receivership proceedings against Anhydride Canada unless they are paid in full. Anhydride Canada does not have the resources to meet these demands and the Company has determined that it will not commit resources to Anhydride Canada or defend such action should the creditors take it. To date no formal action has been taken by the Anhydride Canada creditors.

                            URANIUM POWER CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (U.S. DOLLARS)
                    FOR THE THREE MONTHS ENDED JULY 31, 2004
                      (UNAUDITED - PREPARED BY MANAGEMENT)

2.    GOING CONCERN (continued)

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

3.    LOSS PER SHARE

      Net loss per share computations is based on the weighted average number of shares outstanding during the period. Common stock equivalents have not been included as their effects are anti-dilutive.

4.    PROPERTIES


                                 HOCKING
                                LAKE AND
                               HENDAY LAKE      PASQUIA HILLS,          FIREBAG, SASK.
                                PROPERTIES     OIL SHALE PROJECT      TAR SANDS PROJECT
                               (NOTE 4(a))        (NOTE 4(c))             (NOTE 4(d))         TOTAL
                               -----------     -----------------      -----------------    ----------
Balance April 30, 2003         $         1     $              --      $              --    $        1
Acquisition of property                 --               118,455                     --       118,455
                               -----------     -----------------      -----------------    ----------
Balance April 30, 2003                   1               118,455                     --       118,456
Acquisition of property                 --                21,076                 75,632        96,708
                               -----------     -----------------      -----------------    ----------
Balance July 31, 2004          $         1     $         139,531      $          75,632    $  215,164
                               ===========     =================      =================    ==========


      (a)   Hocking Lake Property and Henday Lake Property

      By agreement dated April 13, 1998, the Company acquired all the assets of Athabasca Uranium Syndicate (a British Columbia, Canada syndicate), which consisted of cash and the Hocking Lake Property, and Henday Lake Property. These properties were acquired in 1997 by the syndicate for $59,459 (CDN - $82,270) and are reflected in the financial statements at the sellers' historical cost, as the sellers are the controlling stockholders.

      Consideration given to the members of the syndicate was 6,000,000 common shares of the Company at a par value of $0.001 each. The cost of the assets acquired totalled $97,834.

                            URANIUM POWER CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (U.S. DOLLARS)
                    FOR THE THREE MONTHS ENDED JULY 31, 2004
                      (UNAUDITED - PREPARED BY MANAGEMENT)

4.    PROPERTIES (continued)

      The Henday Lake Property was transferred to Uranium Holdings Corporation in December 2000 (note 4(b)). As of April 30, 2002 all claims related to the Hocking Lake Property had lapsed.

      (b)   Uranium Holdings Corporation

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

      The Company will continue to hold a 20% interest in the claims transferred to UHC regardless of the equity issued subsequent to the incorporation of UHC. The Company shall have a carried interest in the claims until such time as a total of $163,334 (CDN - $250,000) inclusive of the $94,080 (CDN
      - $144,000) required for the first work program has been expended. As of April 30, 2004, $475,584 (2003 - $177,959) had been spent on the property.
      Subsequent to such expenditure, the Company shall retain the right to participate on the same basis as the investors in future expenditure programs on a pro-rata basis. Should the Company not provide the requested funds within 30 days of written demand, the Company's 20% interest shall be reduced in such manner as may reasonably be negotiated between the parties. During the year ended April 30, 2004 the Company expended $59,525 to maintain its 20% interest in the claims and no amounts have been spent subsequently.

                            URANIUM POWER CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (U.S. DOLLARS)
                    FOR THE THREE MONTHS ENDED JULY 31, 2004
                      (UNAUDITED - PREPARED BY MANAGEMENT)

4.    PROPERTIES (continued)

      (c)   Pasquia Hills, Oil Shale Project

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

      The Company, during the year ended April 30, 2004, also acquired the rights to a farm-in agreement on the Pasquia Hills land from a non-related company for 92,000 shares of common stock (issued) and a cash payment of $29,923.

      (d)   Firebag, Sask., Tar Sands Project

      The Company has an agreement to acquire the Firebag, Saskatchewan prospect covering approximately 2,000 square miles in north western Saskatchewan along the Alberta border. The prospective lands host Fort McMurray and Wabiskaw Palo channel zones containing Athabasca Oil Sands. Currently, the Company has an agreement, subject to certain conditions, to purchase a 51% interest through the purchase of 100% of the issued and outstanding shares of American Oil Sands USA, Inc., a private Nevada company, for $1,128,159 ($1,500,000 CDN) of which $225,631 ($300,000 CND) was paid subsequent to July 31, 2004 with the balance due on or before October 15, 2004 and a $0.11 per barrel royalty. The Company has also reached another agreement, subject to certain conditions being met, with a non-related party, to purchase the remaining 49% interest in the prospect for $752,106 ($1 million CDN) and a 2.5% gross overriding royalty, subject to certain conditions being met. During the period the Company paid $75,632 ($100,000
      CND) and $76,923 ($100,000 CDN) subsequently pertaining to this agreement with the balance being due on October 17, 2004.

                            URANIUM POWER CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (U.S. DOLLARS)
                    FOR THE THREE MONTHS ENDED JULY 31, 2004
                      (UNAUDITED - PREPARED BY MANAGEMENT)

5.    COMMON STOCK

      (a)   Treasury stock

            During the year ended April 30, 2000 the Company purchased 23,000 shares of its common stock from the original owners who had acquired the shares prior to April 30, 2000 in a private placement. The common stock was purchased for the same amount as the proceeds from original issue.

      (b)   Stock options

            During the three months ended July 31, 2004, 100,000 stock options were exercised and issued for cash proceeds of $40,000 and 549,900 stock options were issued for services for deemed proceeds of $219,960.

      (c)   Settlement with Anhydride Canada Creditors

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

      (d)   Anhydride Petroleum Limited Partnership

            Pursuant to an agreement between the Company and Anhydride Petroleum Limited Partnership (the "Limited Partnership"), the Company agreed to acquire the interests of the Limited Partnership in a property, which the Company had a interest in but was written off as of April 30, 2003, for 3,220,000 common shares of the Company. Subsequent to July 31, 2004, 33,333 of these shares have been issued.

                            URANIUM POWER CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (U.S. DOLLARS)
                    FOR THE THREE MONTHS ENDED JULY 31, 2004
                      (UNAUDITED - PREPARED BY MANAGEMENT)

6.    STOCK OPTIONS

      During the year ended April 30, 2000, the Company adopted an incentive and a non-statutory stock option plan. As at April 30, 2004 and July 31, 2004 the Company had options outstanding to acquire 1,050,000 shares under the 2000 plan at $0.27 per share until August 21, 2006. There are no additional options available to be issued under this plan.

      During the year ended April 30, 2003, the Company adopted a 2002 Stock Option Plan (the "2002 Plan") which as at April 30, 2004 had outstanding options to acquire up to 455,000 common shares, which were to expire as to 30,000 at $0.25 per share on May 15, 2004 and 425,000 at $0.25 on May 15,
      2005. During the three months ended July 31, 2004 the 30,000 options with the May 15, 2004 expiry date expired unexercised. As all available options under this plan have been issued no additional options maybe granted under the 2002 Plan. Under the 2002 Plan there remained outstanding 425,000 options to acquire that same number of common shares as at July 31, 2004.

      On September 18, 2003, the Company adopted the 2003b Incentive Stock Option Plan (the "2003b Plan"), whereby 2,500,000 shares of common stock may be optioned. The stock option plan has not been adopted or ratified by the shareholders of the Company. Incentive options may be granted at any price for a period of up to ten years. As at April 30, 2004 the Company issued a total of 2,450,100 options to acquire that same number of common shares and 49,900 options remained pursuant to this plan. During the three months ended July 31, 2004 the Company granted 49,900 options to a consultant for services and that same number of shares were issued at a deemed price of $0.40 per share. There are no additional options available to be issued under this plan.

      On October 15, 2003, the Company adopted the 2003c Stock Plan (the "2003c Plan"), whereby 2,000,000 shares of common stock may be optioned. The 2003c Plan has not been adopted or ratified by the shareholders of the Company. Incentive options may be granted at any price for a period of up to ten years. As at April 30, 2004 there 700,000 options outstanding under this plan to acquire that same number of shares as to 600,000 at $0.17 per share until October 15, 2004 and 100,000 at $0.30 until January 27, 2005. During the three months ended July 31, 2004, the Company issued 100,000 options to acquire that same number of common shares at $0.40 per share until May 4, 2005 which were exercised during the period. The Company also granted 500,000 options to consultants for services and that same number of shares were issued at a deemed price of $0.40 per share. As at July 31, 2004 the Company may issue up an additional 700,000 options pursuant to this plan.

      The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees.

                            URANIUM POWER CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (U.S. DOLLARS)
                    FOR THE THREE MONTHS ENDED JULY 31, 2004
                      (UNAUDITED - PREPARED BY MANAGEMENT)

7.    WARRANTS.

      Pursuant to the issuance of Convertible Debentures (Note 12) the Company also issued 2,666,666 warrants. Each warrant entitles its holder to purchase an additional common share of the Company during the period January 6, 2004 to January 6, 2005 at $0.35 per share. The holder of the warrants may elect a cashless exercise of the warrants based on the market value of the Company's common shares at the time of exercise.

8.    RELATED PARTY TRANSACTIONS

      The following non-arm's length transactions occurred with parties who are directors, officers and stockholders of the Company.

      (a) During the three months ended July 31, 2004, the Company was charged management fees of $18,000 by October Sun from whom the Company acquired Anhydride USA. October Sun is related to the Company by way of significant influence. As of July 31, 2004, $401,458 was owed to October Sun. Of this balance, up to $400,000 is covered by way of a convertible note which bears interest at 6% and may be converted into units at the lower of $0.25 per unit or the then market price on the date of conversion until December 31, 2004. At April 30, 2004 and July 31, 2004, October Sun waived all rights to the interest. Each unit is to consist of one common share of the Company and a warrant to purchase an additional common share at 133% of the unit price for one year following the date of conversion. The units may at the holders' election be issued on a cashless conversion basis based on the market value at the time of exercise. Any shares issued on conversion shall carry with them registration rights. The balances of funds owed are without interest or stated terms of repayment.

      (b) United Corporate Advisors ("UCA") is related to the Company by way of common directors. As of July 31, 2004, $232,188 was owed to UCA and included in due to related parties. Of this balance, $195,000 is covered by way of a convertible note which bears interest at 6% and may be converted into units at the lower of $0.25 per unit or the then market price on the date of conversion until December 31, 2004. At April 30, 2004 and July 31, 2004, UCA waived all rights to the interest. Each unit is to consist of one common share of the Company and a warrant to purchase an additional common share at 133% of the unit price for one year following the date of conversion. The units may at the holders' election be issued on a cashless conversion basis based on the market value at the time of exercise. Any shares issued on conversion shall carry with them registration rights. The balances of funds owed are without interest or stated terms of repayment.

                            URANIUM POWER CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (U.S. DOLLARS)
                    FOR THE THREE MONTHS ENDED JULY 31, 2004
                      (UNAUDITED - PREPARED BY MANAGEMENT)

9.    ACCOUNTS PAYABLE

      Accounts payable as at July 31, 2004 is made up of $961,127 in trade accounts payable and $302,857 in advances from third parties.

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

11.   CONTINGENCY

      In a statement of claim filed against Anhydride Canada and others, the plaintiffs claim they owned a 63.3% interest in the 7-32 well on the Athabasca prospect. The claim also seeks general damages of $3,800,000 ($5,000,000 CDN) from the defendants as well as monetary and special damages as determined by the court. A statement of defense was filed by Anhydride Canada, but given that the property has been written off it will not be actively pursued. Since filing of the statement of defense in April 2003, no further action has been taken by the plaintiff. The Company believes the claim is frivolous and without merit and as such no amount has been accrued by the Company at April 30, 2004 and July 31, 2004.

12.   CONVERTIBLE DEBENTURE

      During the year ended April 30, 2004 the Company issued $1,000,000 of 6% secured convertible debentures, which matured June 1, 2004 and were still outstanding at July 31, 2004. These debentures are secured by a general security agreement over all of the Company's property. The debentures are convertible into common shares at the lower of 70% of the five-day average closing price of the Company's common shares or $0.45 per share, provided that while the debentures are in good standing the conversion price will not be below $0.15 per share. This resulted in a non-cash financing expense to the Company of $204,705. The Company also issued to the debenture holders 2,666,666 warrants to purchase the same amount of common shares. Additionally, an expense of $259,893 was recorded to reflect the beneficial conversion feature.

                            URANIUM POWER CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (U.S. DOLLARS)
                    FOR THE THREE MONTHS ENDED JULY 31, 2004
                      (UNAUDITED - PREPARED BY MANAGEMENT)

12.   CONVERTIBLE DEBENTURE, CONTINUED

      The Company has granted the holders of the debentures registration rights on the underlying common shares. The registration rights agreement calls for the Company for the underlying shares to be registered by May 29, 2004. The Company did not complete the registration of the underlying shares until August 19, 2004 and was subject to a penalty of 2% penalty every thirty days the registration statement was late. The debentures also require that the holders of the debentures agree to the issuance of shares in certain instances. The Company may redeem the convertible notes at a redemption price of 110% of the principal plus interest.

13.   INVESTMENT IN ENERGY 51 INC.

      On April 7, 2004, the Company entered into an equity participation and farmout agreement with Energy 51 Inc. ("Energy 51") pursuant to this agreement the Company purchased 750,000 common shares of Energy 51 representing 15.625% of its issued and outstanding share capital for $152,800 ($200,000 CDN). Energy 51 is a privately held Alberta company engaged in the exploration and development of oil and gas primarily in Alberta. The agreement grants the Company the right to purchase a further 375,000 common shares for $72,939 ($100,000 CDN) to bring its interest in Energy 51 to 20.8% which the Company exercised during the three months ended July 31, 2004. The Company also has the right to purchase a further 375,000 common shares for $72,939 ($100,000 CDN) on or before October 1, 2004. As part of this agreement the Company has to be offered the right to participate on all prospects generated by Energy 51 until April 1, 2006. The Company has also agreed on a best efforts basis to provide up to $364,697 ($500,000 CDN) to Energy 51 for oilfield work to be done by Energy 51 on or before October 1, 2004. After October 1, 2004 the Company may elect to convert the working capital loan into up to 1,058,825 common shares or into a term loan due in two years with a 100% return.

14.   COMMITMENT

      The Company occupies leased premises in Vancouver, Canada under the terms of a lease expiring January 31, 2006. Annual rental payments are $14,025 ($19,228 CDN).

                            URANIUM POWER CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (U.S. DOLLARS)
                    FOR THE THREE MONTHS ENDED JULY 31, 2003
                      (UNAUDITED - PREPARED BY MANAGEMENT)

15.   SUBSEQUENT EVENTS

      Subsequent to July 31, 2004, the Company:

      a) The Convertible Debenture holders converted $621,193 of their notes into 2,637,801 common shares of the Company.

      b) The Company also granted 450,000 options to consultants, under the 2003c Plan, for services and that same numbers of shares were issued at a deemed price of $0.35 per share.

      c) The Company gave its Directors a bonus of $138,000 which was used to exercise 200,000 options at $0.25 per share under the 2000 Plan, 200,000 options at $0.25 under the 2002 Plan and 200,000 options under the 2003c Plan.

      d) The Company also gave a bonus to two of its consultants of $68,000, which were used to exercise 400,000 options under the 2003c Plan.

      e) October Sun converted its $400,000 convertible note into 1,600,000 common shares and 1,600,000 warrants to purchase that same number of common shares at $0.34 each until September 14, 2005.

      f) United Corporate Advisors converted its $195,000 convertible note into 780,000 common shars and 780,000 warrants to purchase that same number of common shares at $0.34 each until September 14, 2005.

      g) The Company also entered into three private placements whereby for the settlement of $476,500 of debt it issued 1,906,000 common shares and 1,586,508 warrants to purchase that same number of common shares at $0.35 each until September 14, 2006.

      h) The Company issued $1,500,000 of 6% secured convertible debentures, which mature February 28, 2005 and are still outstanding. These debentures are secured by a general security agreement over all of the Company's property. The debentures are convertible into common shares at the lower of 70% of the five-day average closing price of the Company's common shares or $0.45 per share, provided that while the debentures are in good standing the conversion price will not be below $0.15 per share. The Company also issued to the debenture holders 5,666,166 warrants to purchase the same amount of common shares. The Company has granted the holders of the debentures registration rights on the underlying common shares. The Company may redeem the convertible notes at a redemption price of 125% of the principal plus interest.

                          WESTERN PETROCHEMICALS CORP.
                         (AN EXPLORATION STAGE COMPANY)
                              FINANCIAL STATEMENTS
                          STATED IN UNITED STATES FUNDS
                            (PREPARED BY MANAGEMENT)
                                  JULY 31, 2004

INDEX

Management's Responsibility for Financial Statements......................... 17

Balance Sheets............................................................... 18

Statement of Stockholders' Deficit........................................... 19

Statement of Operations and Stockholders' Deficit............................ 20

Statement of Cash Flows...................................................... 21

Notes to the Financial Statements............................................ 22

                         MANAGEMENT'S RESPONSIBILITY FOR
                              FINANCIAL STATEMENTS

The accompanying financial statements of WESTERN PETROCHEMICALS CORP. have been prepared by the Company's management in accordance with Canadian generally accepted accounting principles and necessarily include some amounts based on informed judgement and management estimates.

To assist management in fulfilling its responsibilities, a system of internal controls has been established to provide reasonable assurance that the financial statements are accurate and reliable and that assets are safeguarded.

The board of directors has reviewed and approved these financial statements.




----------------------------
TODD MONTGOMERY
PRESIDENT AND DIRECTOR

                          WESTERN PETROCHEMICALS CORP.
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEETS
                          AS AT APRIL 30, 2004 AND 2003
                          STATED IN UNITED STATES FUNDS
================================================================================

                                     ASSETS

                                                   JULY 31,      APRIL 30,
                                                     2004           2004
                                                 -----------    -----------
CURRENT ASSETS
      Cash                                       $    12,908    $    12,304
      Accounts receivable                             76,398          76398
      Deposits                                           365            365
                                                 -----------    -----------
                                                      89,671         89,067

EQUIPMENT (Note 3)                                    42,227         45,651
ASSETS HELD IN TRUST                                  11,611         11,611
                                                 -----------    -----------
                                                 $   143,509    $   146,329

                                  LIABILITIES

CURRENT LIABILITIES
      Notes payable                              $    25,540    $    25,540
      Accounts payable and accrued liabilities       896,906        861,115
                                                 -----------    -----------
                                                     922,446        886,655

SHAREHOLDERS' LOAN (Note 4)                          103,801        103,080
LIABILITY FOR ASSETS HELD IN TRUST                    11,611         11,611
                                                 -----------    -----------
                                                   1,037,858      1,001,346
                                                 -----------    -----------

                             STOCKHOLDERS' DEFICIT

CAPITAL STOCK
  Authorized an unlimited amount of class A
  common shares Issued 22,252925 class
  A common shares for July 31, 2004
  and April 30, 2004                                 712,343        712,343
CUMULATIVE TRANSLATION ADJUSTMENT                   (102,094)      (102,094)
RETAINED EARNINGS (DEFICIT)                       (1,504,598)    (1,465,266)
                                                 -----------    -----------
                                                    (894,349)      (855,017)
                                                 -----------    -----------
                                                 $   143,509    $   146,329
                                                 ===========    ===========

SEE NOTES TO THE FINANCIAL STATEMENTS

                          WESTERN PETROCHEMICALS CORP.
                         (AN EXPLORATION STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                  FROM INCEPTION OCTOBER 22, 1999 TO APRIL 30,
         2001 AND FOR THE YEARS ENDED APRIL 30, 2002, 2003 AND 2004 AND
                      THE THREE MONTHS ENDED JULY 31, 2004
                          STATED IN UNITED STATES FUNDS




                          NO. OF                     TRANSLATION
                          SHARES         AMOUNT       ADJUSTMENT      DEFICIT         TOTAL
                        -----------   -----------    -----------    -----------    -----------
Inception
 October 22, 1999
 to April 30, 2001                1   $         1    $        --    $    (3,813)   $    (3,812)
  Cash                    1,629,999       215,807          1,608       (488,593)      (271,178)
  Income tax recovery            --       (43,610)            --             --        (43,610)
  Property               16,000,000        25,555             --             --         25,555
                        -----------   -----------    -----------    -----------    -----------
April 30, 2002           17,630,000       197,753          1,608       (492,406)      (293,045)
  Cash                    4,622,925       618,172        (73,570)      (793,395)      (248,793)
  Income tax recovery            --      (103,582)            --             --       (103,582)
                        -----------   -----------    -----------    -----------    -----------
April 30, 2003           22,252,925       712,343        (71,962)    (1,285,801)      (645,420)
  Cash                           --            --        (30,132)      (179,465)      (209,597)
                        -----------   -----------    -----------    -----------    -----------
April 30, 2004           22,252,925       712,343       (102,094)    (1,465,266)      (855,017)
Cash                             --            --             --        (39,332)       (39,332)
                        -----------   -----------    -----------    -----------    -----------
                         22,252,925   $   712,343    $  (102,094)   $(1,504,598)   $  (894,349)
                        ===========   ===========    ===========    ===========    ===========

SEE NOTES TO THE FINANCIAL STATEMENTS

                          WESTERN PETROCHEMICALS CORP.
                         (AN EXPLORATION STAGE COMPANY)
                STATEMENT OF OPERATIONS AND STOCKHOLDERS' DEFICIT
               FOR THE THREE MONTHS ENDED JULY 31, 2004, 2003, AND
                FROM INCEPTION OCTOBER 22, 1999 TO JULY 31, 2004
                          STATED IN UNITED STATES FUNDS


                                                                 FROM
                                                               INCEPTION
                                    FOR THE THREE MONTHS      OCTOBER 22,
                                        ENDED JULY 31           1999 TO
                                --------------------------     APRIL 30,
                                   2004            2003          2004
                                -----------    -----------    -----------
Expenses

  Exploration costs             $    35,262    $    71,759    $ 1,560,601
  Amortization                        3,424          3,384         34,189
  Interest and bank charges             646             --          3,918
  Miscellaneous                          --             --            995
  Office and general                     --          6,706         14,674
  Professional fees                      --          1,134         37,413
                                -----------    -----------    -----------
Loss before income taxes            (39,332)       (82,983)    (1,651,790)

Income tax recovery                      --             --        147,192
                                -----------    -----------    -----------
NET LOSS                            (39,332)       (82,983)   $(1,504,598)
                                                              ===========

Deficit - beginning of period    (1,465,266)    (1,285,801)
                                -----------    -----------

DEFICIT - END OF PERIOD         $(1,504,598)   $(1,368,784)
                                ===========    ===========


SEE NOTES TO THE FINANCIAL STATEMENTS

                          WESTERN PETROCHEMICALS CORP.
                         (AN EXPLORATION STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                  FOR THE MONTHS ENDED JULY 31, 2004, 2003, AND
                FROM INCEPTION OCTOBER 22, 1999 TO JULY 31, 2004
                          STATED IN UNITED STATES FUNDS


                                                                       FROM
                                                                     INCEPTION
                                         FOR THE THREE MONTHS       OCTOBER 22,
                                            ENDED JULY 31              1999 TO
                                      --------------------------      JULY 31 ,
                                          2004           2003           2004
                                      -----------    -----------    -----------
Cash provided by (used in)
   OPERATING ACTIVITES:

     Net loss                         $   (39,332)   $   (82,983)   $(1,504,598)
     Items not involving cash:
       Amortization                         3,424          3,384         34,189
       Income tax recovery                     --             --       (147,192)
       Shares issued for properties            --             --         25,555
                                      -----------    -----------    -----------
                                          (35,908)       (79,599)    (1,592,046)
     Non-cash operating working
      capital                              35,791         70,155        820,147
                                      -----------    -----------    -----------
                                             (117)        (9,444)      (771,899)
                                      -----------    -----------    -----------
 CASH (USED IN) INVESTING
   ACTIVITIES                                  --             --        (76,418)
                                      -----------    -----------    -----------
 CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES
    Due to  bank                               --             --             --
    Proceeds from note payable                 --             --         39,404
    Repayment of note payable                  --        (13,869)       (13,866)
    Increase in shareholders' loan            721         50,336        103,801
    Capital stock issuance                     --             --        833,980
                                      -----------    -----------    -----------
                                              721         36,467        963,319
                                      -----------    -----------    -----------
 CURRANCY TRANSLATION
  ADJUSTMENT                                   --        (27,779)      (102,094)
                                      -----------    -----------    -----------
 INCREASE  IN CASH                            604           (756)   $    12,908
                                      -----------    -----------    -----------
 CASH - BEGINNING OF YEAR             $    12,304    $     4,318
                                      ===========    ===========

 CASH - END OF YEAR                   $    12,908    $     3,562
                                      ===========    ===========


SEE NOTES TO THE FINANCIAL STATEMENTS

                          WESTERN PETROCHEMICALS CORP.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JULY 31, 2004
                          STATED IN UNITED STATES FUNDS

1.    GOING CONCERN AND NATURE OF OPERATIONS

      The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishments of liabilities in the normal course of business. The Company has incurred losses during the period from inception, October 22, 1999, to July 31, 2004 of $1,504,598.

      The Company requires financing to fund its future operations and will attempt to meet its ongoing liabilities as they fall due through the sale of equity securities and/or debt financing. There can be no assurance that the Company will be able to raise the necessary financing to continue in operation or meet its liabilities as they fall due or be successful in achieving profitability from its planning principle operations. Should the Company be unable to realize the carrying value of its assets or discharge its liabilities in the normal course of business, the Company may not be able to remain in operation and the net realizable value of its assets may be materially less than the amounts recorded on the balance sheet.

      The Company was incorporated during 2001 under the Business Corporations Act of the Province of Alberta. The Company is engaged in the business of oil and natural gas exploration and acquisition, primarily as it pertains to oil shale deposits. The Company is exploring the oil shale deposits on, approximately, 700,000 acres under permits, from the Saskatchewan Government, in the Pasquia Hills area of northern Saskatchewan. These permits were acquired from a director and officer of the Company for 16,000,000 common shares.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. The financial statements reflect the following policies:

      EXPLORATION STAGE EXPENDITURES

      The Company expenses all expenditures for exploration of properties as they are incurred where the properties do not have proven mineral reserves.

      DEPRECIATION OF NON-RESOURCE ASSETS

      Equipment is recorded at cost less accumulated amortization. Amortization is provided on the diminishing balance basis over the estimated useful life of the assets at the following annual rates:

                  Equipment 30%

                          WESTERN PETROCHEMICALS CORP.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JULY 31, 2004
                          STATED IN UNITED STATES FUNDS

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

      Gains and losses arising from this translation of foreign currency are included as a separate component of shareholders' equity (deficit).

      FUTURE INCOME TAXES

      Future income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts and their tax bases. These amounts are measured using enacted tax rates and re-measured annually for the rate changes. Future income tax assets are recognized for the benefit of deductions available to be carried forward to future periods for tax purposes, that are likely to be realized. Future income tax assets are re-assessed each year to determine if a valuation allowance is required. Any effect of the re-measurement or re-assessment is recognized in the period of change.

3.    EQUIPMENT

                                          2004                          2003
                         -------------------------------------------------------
                                       ACCUMULATED      NET BOOK       NET BOOK
                            COST      AMORTIZATION        VALUE          VALUE
                         -------------------------------------------------------
      Equipment          $  77,120    $     34,893      $  42,227      $  58,577
                         =======================================================

4.    SHAREHOLDERS' LOAN

      The loan is non-interest bearing and has no specific terms of repayment.

5.    FINANCIAL INSTRUMENTS

      The Company's recognized financial instruments consist of accounts receivable and accounts payable and accrued liabilities. The fair value of these items approximate their carrying value given the short term nature of the amounts.

      The Company is not exposed to significant interest rate risk.

                          WESTERN PETROCHEMICALS CORP.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JULY 31, 2004
                          STATED IN UNITED STATES FUNDS
                            (PREPARED BY MANAGEMENT)

6.    CREDIT RISK

      The Company is not exposed to significant credit risk.

      The Company does not have a significant exposure to any individual customer or counterpart. Its accounts receivable are mainly from the government for GST input tax credits.

7.    SUBSEQUENT EVENT

      Ownershipof the Company is being acquired by an unrelated corporation, Uranium Power Corporation, a Colorado corporation, engaged in resource property acquisitions and exploration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLANS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements included herein, which are prepared in accordance with generally accepted accounting principles ("GAAP") in the United States for interim financial information. All dollar amounts are in U.S. dollars unless otherwise stated.

All payments to be made in the future have been expressed in U.S. dollars using an exchange rate of $1 U.S. = $1.3296 Cdn.

Plan of Operations

The Company is in the exploration stage and does not currently have any income from operating activities. The Company has a working capital deficit of $2,978,204 and minimal other capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has accumulated stockholder's deficiency of $2,427,099. Subsequent to July 31, 2004 existing convertible debenture holders converted $621,193 of their notes into 2,637,801 common shares, other related parties holding convertible notes converted $595,000 of them into 2,380,000 common shares and 2,380,000 warrants to purchase that same number of common shares at $0.34 until September 14, 2005 and the Company settled $476,500 of debt through the issuance of 1,906,000 common shares and 1,586,508 warrants to purchase that same number of common shares at $0.35 until September 14, 2006. The Company also issued $1,500,000 in new convertible debentures, which mature on February 28, 2005. Management intends to use these funds to fund the purchase of the Firebag Sask., tar sands prospect and to continue the exploration of its Pasquia Hills, Oil Shale prospect. Management intends to raise additional capital through the issuance of equity and or debt to finance operations and invest in other business opportunities, however, no assurance can be given that the Company will be successful in raising additional capital or that other business opportunities will be found.

During the period the Company spent $170,254 in an exploration program on its Pasquia Hills, Oil Shale prospect. This exploration work is currently under evaluation and based on its outcome this prospect may become the primary focus for the Company in the future.

The Company is also in the process of acquiring the Firebag, Sask., Tar Sands Prospect and to date has advanced $378,186 towards the acquisition of this property.

The Company increased its investment in Energy 51 Inc. by spending $72,939 to bring its interest up to 20.8%. Energy 51 Inc. is a privately held Alberta oil and gas exploration company. The Company retains the right to participate on all prospects generated by Energy 51 Inc. through to April 1, 2006 and the Company is currently evaluating the potential of certain of these projects.

The Company continues to hold its interest in the Earth Energy Licence Agreement but does not plan to spent further funds on it at this time. Likewise the Company continues to hold its 20% interest in Uranium Holdings Corporation which is exploring for uranium but does not intend to spend any further funds other than to maintain its interest at this time.

Changes in Financial Condition

During the three months ended July 31, 2004 the primary focus of the Company was on the exploration of its Pasquia Hills, Oil Shale prospect, completing agreements to purchase the Firebag Sask., Tar Sands prospect and finding funding for the Company. For the three months ended July 31, 2003 the primary focus of the Company was on finding a business plan and / or project of significant merit for the Company and in dealing with the creditor and other issues related to failure of the Company's exploration program. Management fees for the quarter of $18,000 (2003 - $31,333) decreased as the former president of the Company resigned and the new president of the Company is not paid a mangement fee. Advertising and promotion costs of $68,733 (2003 - $28,577) were up as a result of the Company actively seeking financing for the Firebag Sask., Oil Sands prospect. Consulting expense of $233,239 (2003 - $30,010) were up significantly as the Company tried to conserve its cash resources by paying consultants with bonus shares. Included in consulting expenses as at July 31, 2004 is $219,410 paid for consulting services. Travel costs of $6,071 (2003 - $3,134) were up as a result of increase travel in regard to financing attempts. Professional fees of $67,186 (2003 - $21,126) continued to be a major expense to the Company as it incurred costs related to evaluating various business proposals, dealing with Anhydride Canada's creditor situation and legal work pertaining to the convertible debenture financing. The Company also incurred $55,668 (2003 - $133) in bank charges and interest primarily as a result of interest and penalties on its convertible debentures which it did not have in the prior period. As noted above during the period the Company spent $170,254 on exploration of its Pasquia Hill, Oil Shale prospect while during the prior period the Company did not have any exploration projects and was actively seeking them. In total the Company experienced a net loss of $639,229 or $0.03 per share for the three months ended July 31, 2004, compared to a net loss of $122,829 or $0.01 per share for the three months ended July 31, 2003. The Company expects to continue to incur operating losses and will continue to be dependent on additional equity or debt sales and or property joint ventures to fund its activities in the future.

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

ITEM 3.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subject to their evaluation.

Forward-Looking Statements

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of oil and natural gas prices, uncertainties in cash flow, expected acquisition benefits, production rates and reserve replacement, reserve estimates, drilling and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed under the caption "Risk Factors", many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the period there were no material developments in the status of legal proceedings as reported in the April 30, 2004 10K-SB.

ITEM 2.  CHANGES IN SECURITIES; RECENT SALES OF UNREGISTERED SECURITIES

         The following equity securities were sold by the Company during the period covered by this report that are not registered under the Securities Act.

         On July 29, 2004 the Company issued bonus shares, under its 2003b Plan, for consulting services at a deemed price of $0.40 per share as to 49,900 shares of Common Stock to Gary Reid. The option and shares issued were issued in reliance on the exemption from registration contained in Section 4(2) and Regulation S under the Act.

         After the end of the period but prior to the preparation of this report, on August 19, 2004 the Company issued Platinum Partners as to 38,610 shares of Common Stock, Viscount Investments Ltd. as to 38,610 shares of Common Stock, Johnathan Mayer as to 38,610 shares of Common Stock and JM Investors as to 38,610 shares of Common Stock all pursuant to the conversion $40,000 of 6% secured convertible debentures. The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

         After the end of the period but prior to the preparation of this report, on August 20, 2004 the Company issued Alpha Capital AG 96,525 shares of Common Stock pursuant to the conversion $25,000 of 6% secured convertible debentures. The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

         After the end of the period but prior to the preparation of this report, on August 25, 2004 the Company issued Bais Yaakov Moishe 25,000 shares of Common Stock pursuant to the conversion $6,475 of 6% secured convertible debentures. The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

         After the end of the period but prior to the preparation of this report, on August 31, 2004 the Company issued Platinum Partners as to 120,724 shares of Common Stock, Viscount Investments Ltd. as to 160,966 shares of Common Stock, JM Investors as to 120,724 shares of Common Stock, Alpha Capital AG 99,761 shares of Common Stock and Bais Yaakov Moishe as to 100,603 shares of Common Stock all pursuant to the conversion $144,718.03 of 6% secured convertible debentures. The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

         After the end of the period but prior to the preparation of this report, on September 1, 2004 the Company issued Powermax Energy Inc. 50,000 shares of Common Stock at a deemed value of $0.38 per share pursuant to an property purchase agreement. These shares issued were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

         After the end of the period but prior to the preparation of this report, on August 25, 2004 the Company issued Zenny Trading 255,102 shares of Common Stock pursuant to the conversion $60,000 of 6% secured convertible debentures. The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

         After the end of the period but prior to the preparation of this report, on September 2, 2004 the Company issued 250,000 bonus shares, under its 2003c Plan, for consulting services at a deemed price of $0.45 per share as to 100,000 shares of Common Stock to Tim Brock, 25,000 shares of Common Stock to Talal Fouani, 25,000 shares of Common Stock to Beal Fouani, 50,000 shares of Common Stock to Peter Matousec and 50,000 shares of Common Stock to Gary Reid. The option and shares issued were issued in reliance on the exemption from registration contained in Section 4(2) and Regulation S under the Act.

         After the end of the period but prior to the preparation of this report, on September 3, 2004 the Company issued Platinum Partners as to 106,928 shares of Common Stock, Viscount Investments Ltd. as to 106,928 shares of Common Stock and JM Investors as to 106,928 shares of Common Stock all pursuant to the conversion $75,000 of 6% secured convertible debentures. The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

         After the end of the period but prior to the preparation of this report, on September 7, 2004 the Company issued Bais Yaakov Moishe as to 100,603 shares of Common Stock all pursuant to the conversion $25,000 of 6% secured convertible debentures. The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

         After the end of the period but prior to the preparation of this report, on September 7 the Company issued 33,333 common shares of the Company at a deemed price $0.10 to Richard Brook, one of Anhydride Petroleum Limited Partnership's limited partners, pursuant to a property purchase agreement with Anhydride Petroleum Limited Partnership. These shares were issued in reliance on the exemption from registration contained in Section 4(2) and Regulation S under the Act.

         After the end of the period but prior to the preparation of this report, on September 13, 2004 the Company issued shares upon exercise of outstanding options, under its 2000 Plan, at $0.27 per share as to 25,000 shares of Common Stock to William Timmins and as to 175,000 shares of Common Stock to Thornton Donaldson. The option and shares issued were issued in reliance on the exemption from registration contained in Section 4(2) and Regulation S under the Act.

         After the end of the period but prior to the preparation of this report, on September 13, 2004 the Company issued shares upon exercise of outstanding options, under its 2002 Plan, at $0.25 per share as to 200,000 shares of Common Stock to Thornton Donaldson. The option and shares issued were issued in reliance on the exemption from registration contained in Section 4(2) and Regulation S under the Act.

         After the end of the period but prior to the preparation of this report, on September 13, 2004 the Company issued shares upon exercise of outstanding options, under its 2003c Plan, at $0.17 per share as to 200,000 shares of Common Stock to George Orr, as to 200,000 shares of Common Stock to William Timmins and as to 200,000 shares of Common Stock to Tim Brock. The option and shares issued were issued in reliance on the exemption from registration contained in Section 4(2) and Regulation S under the Act.

         After the end of the period but prior to the preparation of this report, on September 13, 2004 the Company issued; 706,000 shares of Common Stock and warrants to purchase up to an additional 586,608 shares of Common Stock at $.035 per share until September 14, 2006 pursuant to a private placement for $176,500 with Larry Thompson, 600,000 shares of Common Stock and warrants to purchase up to an additional 499,950 shares of Common Stock at $.035 per share until September 14, 2006 pursuant to a private placement for $150,000 with George Orr and 600,000 shares of Common Stock and warrants to purchase up to an additional 499,950 shares of Common Stock at $.035 per share until September 14, 2006 pursuant to a private placement for $150,000 with Tim Brock. The shares and warrants were issued in reliance on the exemption from registration contained in
Section 4(2) and Regulation S under the Act.

         After the end of the period but prior to the preparation of this report, on September 13, 2004 the Company issued; 1,600,000 shares of Common
Stock and warrants to purchase up to an additional 1,600,000 shares of Common Stock at $0.34 per share until September 14, 2005 pursuant to the conversion of a $400,000 convertible note with October Sun a Nevada Corporation and 780,000 shares of Common Stock and warrants to purchase up to an additional 780,000 shares of Common Stock at $0.34 per share until September 14, 2005 pursuant to the conversion of a $195,000 convertible note with United Corporate Advisors Ltd. The shares and warrants were issued in reliance on the exemption from registration contained in Section 4(2) of the Act .

         After the end of the period but prior to the preparation of this report, on September 14, 2004 the Company issued Platinum Partners as to 219,106 shares of Common Stock, Viscount Investments Ltd. as to 219,106 shares of Common Stock, JM Investors as to 219,106 shares of Common Stock, Bais Yaakov Moishe as to 219,106 shares of Common Stock, Johnathan Mayer as to 43,821 shares of Common Stock and Alpha Capital, AG as to 262,927 shares of Common Stock all pursuant to the conversion $270,000 of 6% secured convertible debentures. The shares were issued in reliance on the exemption from registration contained in Section
(3)(a)(9) of the Act..

         After the end of the period but prior to the preparation of this report, on September 15, 2004 the Company issued Zenny Trading Ltd. as to 219,106 shares of Common Stock pursuant to the conversion $50,000 of 6% secured convertible debentures. The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

         After the end of the period but prior to the preparation of this report, on September 15, 2004 the Company issued 6% secured convertible debentures and warrants to Tayside Trading as to $100,000 in convertible debentures and 333,300 warrants, JM Investors as to $220,000 in convertible debentures and 733,260 warrants, Zenny Trading as to $200,000 in convertible debentures and 666,600 warrants, Viscount Investments Ltd. as to $115,000 in convertible debentures and 383,295 warrants, Leon Goldenberg as to $60,000 in convertible debentures and 199,980 warrants, Shalom Torah Center as to $80,000 in convertible debentures and 266,640 warrants, Solomon Lesin as to $75,000 in convertible debentures and 249,975 warrants, Martin Stern as to $50,000 in convertible debentures and 166,650 warrants, Platinum Partners as to $250,000 in convertible debentures and 833,250 warrants, and Alpha Capital as to $350,000 in convertible debentures and 1,166,550 warrants. Viscount Investments Ltd received a finders fee on the transaction of $150,000 plus 666,666 warrants. The shares and warrants were issued in reliance on the exemption from registration contained in Section 4(2) of the Act and Rule 506 promulgated thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3.1      Articles of Incorporation. (1)

                  3.2      Bylaws.(1)

                  4.1 Form of 6% Secured Convertible Debenture due February 28, , 2005, filed herewith

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

                  32.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

                  32.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

----------
(1) Incorporated by reference from Form 10-SB, filed October 14, 1999.

         (b)      Reports on Form 8-K

                  The Company filed no reports on Form 8-K for the quarter ended July 31, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  URANIUM POWER CORPORATION

Date:  September 20, 2004                       By: /s/ Thornton J. Donaldson
                                                    ----------------------------
                                                    Thornton J. Donaldson
                                                    President
                                                    Chief Executive Officer
                                                    Chief Financial Officer and
                                                    Director