Form 10QSB
period 2004-10-31
URANIUM POWER CORP
filed 2004-12-20
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2004

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ___________.

COMMISSION FILE NUMBER:  0-27659
                         -------

                          CANWEST PETROLEUM CORPORATION
        (Exact name of small business issuer as specified in its charter)


        Colorado                                                    None
-------------------------------                          -----------------------
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


                            Uranium Power Corporation
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES    X      NO
    -------      ------

The number of shares outstanding of the issuer's classes of common equity, as of December 15, 2004 was 35,143,101 shares of Common Stock.

       Transitional Small Business Disclosure Format (check one): YES ___ NO X

                          CANWEST PETROLEUM CORPORAITON

                                      Index

                                                                                        Page

PART I. FINANCIAL INFORMATION
         Item 1. Financial Statements of CanWest Petroleum Corporation                    1

              Consolidated Balance Sheets (U.S. Dollars) as at October 31, 2004
              (UNAUDITED) and year ended April 30, 2004                                   2

              Consolidated Statements of Operations (U.S. Dollars)
              for the six months ended October 31, 2004 (UNAUDITED) and 2003              3

              Consolidated Statements of Stockholders' Deficiency (U.S. Dollars)
              for the six months ended October  31, 2004 (UNAUDITED)
              and the year ended April 30, 2003                                           4

              Consolidated Statements of Cash Flows for the six months
              ended October 31, 2004 and 2003 (UNAUDITED)                                 5

              Notes to Consolidated Financial Statements (UNAUDITED)                      6

              Financial Statements of Western Petrochemicals Corporation (UNAUDITED)     18

              Balance Sheets                                                             19

              Statement of Stockholders' Deficit                                         20

              Statement of Operations and Stockholders' Deficit                          21

              Statement of Cash Flows                                                    22

              Notes to the Financial Statements                                          23

         Item 2. Management's Discussion and Analysis of Financial
         Conditions and Plans of Operations                                              26

         Item 3. Controls and Procedures                                                 28

PART II. OTHER INFORMATION                                                               29

         Item 1. Legal Proceedings                                                       29

         Item 2. Changes in Securities; Recent Sales of Unregistered
         Securities                                                                      29

         Item 5. Other Information                                                       30

         Item 6. Exhibits                                                                31

         Signatures                                                                      32

                          CANWEST PETROLEUM CORPORATION
                      (FORMERLY URANIUM POWER CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2004
                      (UNAUDITED - PREPARED BY MANAGEMENT)
                                 (U.S. DOLLARS)

                          CANWEST PETROLEUM CORPORATION
                      (FORMERLY URANIUM POWER CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)
                   CONSOLIDATED BALANCE SHEETS (U.S. DOLLARS)

                                                                            OCTOBER 31,         APRIL 30,
                                                                               2004               2004
                                     ASSETS                                 (UNAUDITED)         (AUDITED)
                                                                            -----------        -----------
CURRENT
     Cash                                                                   $     4,281        $   348,636
     Accounts Receivable                                                          8,334             20,718
     Exploration Advances                                                       179,325                 --
                                                                            -----------        -----------
                                                                                191,940            369,354
PROPERTIES (note 4)                                                           1,229,736            118,456
EARTH ENERGY LICENSE AGREEMENT  (note 10)                                       106,508            106,508
INVESTMENT IN ENERGY 51 INC. (note 13)                                          228,618            152,800
INVESTMENT IN URANIUM HOLDINGS CORPORATION (note 4b)                                815                815
                                                                            -----------        -----------

                                                                            $ 1,757,617        $   747,933
                                                                            ===========        ===========

                                   LIABILITIES

CURRENT

    Accounts Payable (notes 2 and 9)                                        $ 1,037,128        $ 1,115,177
    Convertible Debentures  (note 12)                                         1,745,725          1,020,375
    Due to Related Parties (note 8)                                               5,781            639,307
                                                                            -----------        -----------

                                                                              2,788,634          2,774,859
                                                                            -----------        -----------

COMMITMENT AND CONTINGENCIES
(notes 2, 4, 5, 6, 7, 9, 10, 11, 12, 14 and 15)

                            STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK

Authorized
     40,000,000 Common stock with a par value of $0.001 each (note 5)
     10,000,000 Preferred stock with a par value of $0.001 each
Issued
     31,350,719 Common stock (note 5)                                            31,351
     20,784,838 Common stock                                                                        20,785
TREASURY STOCK

                                                                                    (23)               (23)
ADDITIONAL PAID-IN CAPITAL                                                    6,579,044          2,955,768
DEFICIT ACCUMULATED DURING EXPLORATION STAGE                                 (7,429,696)        (4,890,892)
OTHER COMPREHENSIVE LOSS                                                       (211,693)          (112,564)
                                                                            -----------        -----------

                                                                             (1,031,017)        (2,026,926)
                                                                            -----------        -----------

                                                                            $ 1,757,617        $   747,933
                                                                            ===========        ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          CANWEST PETROLEUM CORPORATION
                      (FORMERLY URANIUM POWER CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF OPERATIONS (U.S. DOLLARS)
                      (UNAUDITED - PREPARED BY MANAGEMENT)

                                                                                                            FROM INCEPTION
                                                                                                            ON APRIL 3, 1998
                                                THREE MONTHS ENDED                 SIX MONTHS ENDED              THROUGH
                                                    OCTOBER 31,                       OCTOBER 31,              OCTOBER 31,
                                              2004             2003             2004             2003             2004
                                          ------------     ------------     ------------     ------------     ------------
EXPENDITURES
     Management Fee                       $     18,000     $     59,524     $     36,000     $     90,857     $    378,602
     Advertising and Promotion                  47,207           24,424          115,940           53,001          651,442
     Consulting                                740,606          194,300          973,845          224,310        1,624,146
     Travel                                      8,034            9,505           14,105           12,639          136,136
     Professional Fees                          82,249           28,855          149,435           49,981          574,399
     Transfer Agent Fees                        16,049            6,937           23,883            8,616           61,831
     Rent                                        8,494            2,910           12,570            5,812           53,748
     Office                                     12,334            4,448           20,502            8,383           58,613
     Interest and Bank Charges                  42,185              410           97,853              543          134,875
     Equity loss from investment                    --               --               --               --           19,713
     Incorporation cost written off                 --               --               --               --              700
     Exploration costs                          30,621            6,137          200,875            6,137        1,520,738
     Non-cash financing expenses             1,211,421               --        1,211,421               --        1,676,019
     Write-off of Exploration Property              --               --               --               --          856,359
                                          ------------     ------------     ------------     ------------     ------------

NET LOSS FOR PERIOD                       $  2,217,200     $    337,450     $  2,856,429     $    460,279     $  7,747,321
                                          ============     ============     ============     ============     ============

Net Loss Per Share                        $      (0.08)    $      (0.02)    $      (0.12)    $      (0.03)
                                          ============     ============     ============     ============

Weighted Average Number of shares
Outstanding                                 26,678,698       17,858,957       23,791,006       16,507,598
                                          ============     ============     ============     ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          CANWEST PETROLEUM CORPORATION
                      (FORMERLY URANIUM POWER CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)
   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (U.S. DOLLARS)
              FOR THE SIX MONTHS ENDED OCTOBER 31, 2004 (UNAUDITED)
                          AND YEAR ENDED APRIL 30, 2004



                                                                                                    Additional
                                            Common Stock                 Treasury Stock              Paid-in
                                       Shares        Par Value        Shares        Par Value        Capital
                                     -----------    -----------    -----------     -----------     -----------
BALANCE. APRIL 30, 2003               14,284,500    $    14,285        (23,000)    $       (23)    $ 1,525,812
Common stock issued for:
  Settlement of debt                   1,037,638          1,037             --              --         102,727
  Cash                                 3,750,000          3,750             --              --         529,950
  Services                             1,620,100          1,620             --              --         207,320
  Property                                92,600             93             --              --          36,021
Stock option compensation expense             --             --             --              --          89,340
Beneficial conversion feature of
  convertible debentures                      --             --             --              --         464,598
Other comprehensive (loss)                    --             --             --              --              --
Net loss                                      --             --             --              --              --
                                     -----------    -----------    -----------     -----------     -----------

BALANCE. APRIL 30, 2004               20,784,838         20,785        (23,000)            (23)      2,955,768

Common stock issued for:
  Cash                                   100,000            100             --              --          39,900
  Property                                50,000             50             --              --          18,950
  Services                             2,509,899          2,510             --              --         735,350
  Settlement of debt                   7,905,982          7,906             --              --       1,935,280
Beneficial conversion feature of
  convertible debentures
                                              --             --             --              --       1,211,421
Other comprehensive (loss)                    --             --             --              --              --
Net loss                                      --             --             --              --              --
                                     -----------    -----------    -----------     -----------     -----------

BALANCE OCTOBER 31, 2004              31,350,719    $    31,351        (23,000)    $       (23)    $ 6,896,669
                                     ===========    ===========    ===========     ===========     ===========

                                                         Deficit
                                                        Accumulated        Total
                                          Other         During the     Stockholders
                                      Comprehensive    Exploration        Equity
                                      income (loss)       Stage        (Deficiency)
                                       -----------     -----------     -----------
BALANCE. APRIL 30, 2003                $   (75,550)    $(3,309,838)    $(1,845,314)
Common stock issued for:
  Settlement of debt                            --              --         103,764
  Cash                                          --              --         533,700
  Services                                      --              --         208,940
  Property                                      --              --          36,114
Stock option compensation expense               --              --          89,340
Beneficial conversion feature of
  convertible debentures                        --              --         464,598
Other comprehensive (loss)                 (37,014)             --         (37,014)
Net loss                                        --      (1,581,054)     (1,581,054)
                                       -----------     -----------     -----------

BALANCE. APRIL 30, 2004                   (112,564)     (4,890,892)     (2,026,926)

Common stock issued for:
  Cash                                          --              --          40,000
  Property                                      --              --          19,000
  Services                                      --              --         737,860
  Settlement of debt                            --              --       1,943,186
Beneficial conversion feature of
  convertible debentures
                                                --              --       1,211,421
Other comprehensive (loss)                 (99,129)             --         (99,129)
Net loss                                        --      (2,856,429)     (2,856,429)
                                       -----------     -----------     -----------

BALANCE OCTOBER 31, 2004               $  (211,693)    $(7,747,321)    $(1,031,017)
                                       ===========     ===========     ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          CANWEST PETROLEUM CORPORATION
                      (FORMERLY URANIUM POWER CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. DOLLARS)
                      (UNAUDITED - PREPARED BY MANAGEMENT)


                                                                                 FROM INCEPTION
                                                      FOR THE SIX MONTHS ENDED   ON APRIL 3, 1998
                                                             OCTOBER 31,          TO OCTOBER 31,
                                                       2004            2003            2004
                                                   -----------     -----------     -----------
Operating Activities
Net loss                                           $(2,538,804)    $  (460,279)    ($7,429,696)
Adjustments to reconcile net
loss to net cash used in operating activites
  Stock option compensation expenses                        --          74,010         243,064
  Consulting expenses acquired for shares              725,860         178,300         922,800
  Exploration costs acquired for shares                 12,000              --         149,331
  Equity loss from investment                               --              --          19,713
  Financial services acquired for shares                    --              --          60,000
  Non cash financing expense                           893,796              --       1,358,394
  Write-down of exploration property                        --              --         856,359
Changes in Non-cash Working Capital
   Accounts Recievable and Exploration Advances       (166,941)           (119)       (187,659)
   Accounts Payable                                    299,322         153,493       1,452,976
                                                   -----------     -----------     -----------
                                                      (774,767)        (54,595)     (2,554,718)
                                                   -----------     -----------     -----------
INVESTING ACTIVITY
   Earth Energy Licence                                     --         (77,370)       (106,508)
   Property acquisitions                            (1,092,280)        (26,090)     (1,758,480)
    Investment in Energy 51 Inc.                       (75,818)             --        (228,618)
                                                   -----------     -----------     -----------

                                                    (1,168,098)       (103,460)     (2,093,606)
                                                   -----------     -----------     -----------

FINANCING ACTIVITIES
   Issuance of shares for cash                          40,000         293,891       1,486,621
   Convertible debentures                            1,597,036                       2,617,411
   Common stock returned to treasury                        --              --         (15,212)
   Share issue costs                                        --              --         (40,586)
   Advances from related parties                       (38,526)        (98,409)        600,781
   Cheques issued in excess of funds on deposit             --            (836)             --
                                                   -----------     -----------     -----------

                                                     1,598,510         194,646       4,649,015
                                                   -----------     -----------     -----------

FOREIGN CURRENCY TRANSLATION                                --              --           3,590
                                                   -----------     -----------     -----------


INFLOW (OUTFLOW) OF CASH                              (344,355)         36,591           4,281
CASH, BEGINNING OF PERIOD                              348,636              --              --
                                                   -----------     -----------     -----------

CASH, END OF PERIOD                                $     4,281     $    36,591     $     4,281
                                                   ===========     ===========     ===========

NON-CASH FINANCING ACTIVITITES
   Common stock deemed to be issued
     for resource properties                       $    19,000     $        --     $   487,779
                                                   ===========     ===========     ===========
  Warrants granted on purchase of
    resource properties                            $        --     $        --     $    50,000
                                                   ===========     ===========     ===========

  Common stock issued for services                 $   737,860     $   178,300     $ 1,019,800
                                                   ===========     ===========     ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          CANWEST PETROLEUM CORPORATION
                      (FORMERLY URANIUM POWER CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (U.S. DOLLARS)
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2004
                      (UNAUDITED - PREPARED BY MANAGEMENT)


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

      In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position at October 31, 2004 and April 30, 2004 and the results of operations and the statement of cash flows for the six months ended October 31, 2004. The results of operations for the six months ended October 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

      These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, i) Anhydride Petroleum (USA) Inc. ("Anhydride USA") and Anhydride USA's wholly owned subsidiary Anhydride Petroleum (Canada) Inc. ("Anhydride Canada") acquired April 30, 2002 and ii) Oilsands Quest Inc. ("OQI") acquired September 24, 2004.

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

      The Company has a working capital deficit of $2,596,694, minimal other capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has accumulated stockholder's deficiency of $1,031,017.

      Included in accounts payable is $697,422 payable by Anhydride Canada. Certain of the creditors of Anhydride Canada have threatened receivership proceedings against Anhydride Canada unless they are paid in full. Anhydride Canada does not have the resources to meet these demands and the Company has determined that it will not commit resources to Anhydride Canada or defend such action should the creditors take it. To date no formal action has been taken by the Anhydride Canada creditors.

                          CANWEST PETROLEUM CORPORATION
                      (FORMERLY URANIUM POWER CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (U.S. DOLLARS)
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2004
                      (UNAUDITED - PREPARED BY MANAGEMENT)


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

4.    PROPERTIES

                            Hocking Lake and
                               Henday Lake   Pasquia Hills,       Firebag, Sask.
                               Properties   Oil Shale Project   Tar Sands Project      Total
                               (note 4(a))       (note 4(c))       (note 4(d))
                               ----------        ----------        ----------        ----------
Balance April 30, 2003         $        1        $       --        $       --        $        1
Acquisition of property                --           118,455                --           118,455
                               ----------        ----------        ----------        ----------
Balance April 30, 2003                  1           118,455                --           118,456
Acquisition of property                --            75,398         1,035,882         1,111,280
                               ----------        ----------        ----------        ----------
Balance July 31, 2004          $        1        $  193,853        $1,035,882        $1,229,736
                               ==========        ==========        ==========        ==========


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

                          CANWEST PETROLEUM CORPORATION
                      (FORMERLY URANIUM POWER CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (U.S. DOLLARS)
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2004
                      (UNAUDITED - PREPARED BY MANAGEMENT)


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

      The Company will continue to hold a 20% interest in the claims transferred to UHC regardless of the equity issued subsequent to the incorporation of UHC. The Company shall have a carried interest in the claims until such time as a total of $163,334 (CDN - $250,000) inclusive of the $94,080 (CDN
      - $144,000) required for the first work program has been expended. As of April 30, 2004, $475,584 (2003 - $177,959) had been spent on the property.
      Subsequent to such expenditure, the Company shall retain the right to participate on the same basis as the investors in future expenditure programs on a pro-rata basis. Should the Company not provide the requested funds within 30 days of written demand, the Company's 20% interest shall be reduced in such manner as may reasonably be negotiated between the parties. During the six months ended October 31, 2004 the Company expended $4,207 to maintain its 20% interest in the claims.

                          CANWEST PETROLEUM CORPORATION
                      (FORMERLY URANIUM POWER CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (U.S. DOLLARS)
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2004
                      (UNAUDITED - PREPARED BY MANAGEMENT)


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

      During the period the Company reached an agreement with WPC and its major shareholders to acquire all of the issued and outstanding shares of WPC for 11,000,000 shares of common stock of the Company with certain registration rights. As the Company and WPC are currently finalizing the structure and documentation these shares have not been issued.

      The Company, during the year ended April 30, 2004, also acquired the rights to a farm-in agreement on the Pasquia Hills land from a non-related company for 92,000 shares of common stock (issued) and a cash payment of $29,923.

      (d)   Firebag, Sask., Tar Sands Project

      During the six months ended October 31, 2004 the Company acquired a 49% interest in the Firebag, Saskatchewan prospect which covers approximately 2,000 square miles in north western Saskatchewan along the Alberta border. The prospective lands host Fort McMurray and Wabiskaw Palo channel zones containing Athabasca Oil Sands. This interest was acquired for $769,125 ($1 million CDN) and a 2.5% gross overriding royalty.

      The Company has another agreement to purchase the remaining 51% interest through the indirect purchase of 100% of the issued and outstanding shares of American Oilsands Company Inc., a private Alberta, Canada, company, for $1,230,517 ($1,500,000 CDN), 2 million common shares and $0.11 per barrel in royalties. Included in property costs for the six months ended October 31, 2004 is $231,214 ($300,000 CND) which the Company paid towards this purchase. Subsequent to October 31, 2004, the Company paid an additional $206,748 ($250,000 CND) and the balance is due on or before January 15, 2005.

                          CANWEST PETROLEUM CORPORATION
                      (FORMERLY URANIUM POWER CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (U.S. DOLLARS)
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2004
                      (UNAUDITED - PREPARED BY MANAGEMENT)


4.    PROPERTIES (continued)

      (d)   Firebag, Sask., Tar Sands Project

      The 49% interest in the Firebag Saskatchewan prospect is held by the Companies subsidiary OQI. In order to finance the purchase OQI borrowed $769,125 ($1 million CDN) from the Company by way of a convertible note. This convertible note is due September 29, 2008, bears interest at 3% and is convertible into common shares of OQI at $1.06 ($1.30 CND) per share. As at October 31, 2004 the Company held all 100 of the issued and outstanding shares of OQI. In order to secure management, raise funds for the exploration of the project and the payment required for the remaining 51% of the project OQI subsequent to October 31, 2004 issued 3 million OQI shares to OQI management and 6,999,900 OQI shares to the Company at $.001 per share. The Company has entered into an agreement with OQI whereby it has agreed that upon acquiring the shares of American Oilsands Company Inc. it will sell them to OQI for $1,200,000 cash and a $300,000 convertible note on the same terms as noted above. Subsequent to October 31, 2004 OQI has raised $174,00 ($210,000 CND) through the sale of 420,000 OQI shares and has issued options to its directors whereby they may acquire up to 300,000 shares at $0.41 ($0.50 CND) per share, subject to a one year vesting. OQI also is currently attempting to raise money for exploration and the American Oilsands Company Inc. purchase through the sale of up to 975,000 common shares at $1.31 ($1.60 CND) and 2,500,000 flow-through common shares at $1.63 ($2.00 CND). By agreement the Company will retain at least a 50% plus one share ownership interest in OQI after this financing. The Company has also the right of first offer on future financings.

5.    COMMON STOCK

      (a)   Authorized common shares

      Subsequent to October 31, 2004 the Company received shareholder approval to increase the authorized number of common shares to 100,000,000 and on November 2, 2004 its articles were so amended.

      (b)   Treasury stock

      During the year ended April 30, 2000 the Company purchased 23,000 shares of its common stock from the original owners who had acquired the shares prior to April 30, 2000 in a private placement. The common stock was purchased for the same amount as the proceeds from original issue.

                          CANWEST PETROLEUM CORPORATION
                      (FORMERLY URANIUM POWER CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (U.S. DOLLARS)
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2004
                      (UNAUDITED - PREPARED BY MANAGEMENT)


5.    COMMON STOCK (continued)

(c)   Stock options

      During the six months ended October 31, 2004, 100,000 stock options were exercised and issued for cash proceeds of $40,000 and 2,389,900 stock options were issued for services for deemed proceeds of $725,860 which were included in consulting expenses. Subsequent to October 31, 2004 an additional 310,000 options were issued for services and $105,700 was charged to consulting.

(d)   Settlement with Anhydride Canada Creditors

      In an attempt to settle outstanding liabilities of Anhydride Canada, the Company made an offer to creditors to settle outstanding debts for shares of the Company at a deemed price of $0.10 per share for every $0.15 CDN of debt held. The Company has received acceptances from creditors totalling $303,781 ($416,484 CDN) which represents 2,776,560 common shares. During the year ended April 30, 2004 the Company issued 287,638 shares pursuant to these agreements and subsequent to October 31, 2004 it issued an additional 493,493 shares.

(e)   Anhydride Petroleum Limited Partnership

      Pursuant to an agreement between the Company and Anhydride Petroleum Limited Partnership (the "Limited Partnership"), the Company agreed to acquire the interests of the Limited Partnership in a property, which the Company had a interest in but was written off as of April 30, 2003, for 3,220,000 common shares of the Company. During the six months ended October 31, 2004 119,999 of these shares were issued and charged to exploration at $0.10 per share. Subsequent to October 31, 2004, an additional 766,667 of these shares have been issued and charged to exploration at $0.10 per share.

(f)   Private Placements

      The Company also entered into three private placements whereby for the settlement of $476,500 of debt it issued 1,906,000 common shares and 1,586,508 warrants to purchase that same number of common shares at $0.35 each until September 14, 2006.

                          CANWEST PETROLEUM CORPORATION
                      (FORMERLY URANIUM POWER CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (U.S. DOLLARS)
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2004
                      (UNAUDITED - PREPARED BY MANAGEMENT)


6.    STOCK OPTIONS (continued)

      During the year ended April 30, 2000, the Company adopted an incentive and a non-statutory stock option plan. As at April 30, 2004 the Company had options outstanding to acquire 1,050,000 shares under the 2000 plan at $0.27 per share until August 21, 2006. During the six months ended October 31, 2004 200,000 of these options were exercised by means of a $54,000 bonus being applied to the purchase price. There remain 850,000 options and no additional options available to be issued under this plan.

      During the year ended April 30, 2003, the Company adopted a 2002 Stock Option Plan (the "2002 Plan") which as at April 30, 2004 had outstanding options to acquire up to 455,000 common shares, which were to expire as to 30,000 at $0.25 per share on May 15, 2004 and 425,000 at $0.25 on May 15,
      2005. During the six months ended October 31, 2004 the 30,000 options with the May 15, 2004 expiry date expired unexercised and 200,000 options were exercised by means of a $50,000 bonus being applied to the purchase price. As all available options under this plan have been issued no additional options maybe granted under the 2002 Plan. Under the 2002 Plan there remained outstanding 225,000 options to acquire that same number of common shares as at October 31, 2004.

      On September 18, 2003, the Company adopted the 2003b Incentive Stock Option Plan (the "2003b Plan"), whereby 2,500,000 shares of common stock may be optioned. The stock option plan has not been adopted or ratified by the shareholders of the Company. Incentive options may be granted at any price for a period of up to ten years. As at April 30, 2004 the Company issued a total of 2,450,100 options to acquire that same number of common shares and 49,900 options remained pursuant to this plan. During the six months ended October 31, 2004 the Company granted 49,900 options to a consultant for services and that same number of shares were issued at a deemed price of $0.40 per share. There are no additional options available to be issued under this plan.

      On October 15, 2003, the Company adopted the 2003c Stock Plan (the "2003c Plan"), whereby 2,000,000 shares of common stock may be optioned. The 2003c Plan has not been adopted or ratified by the shareholders of the Company. Incentive options may be granted at any price for a period of up to ten years. As at April 30, 2004 there were 700,000 options outstanding under this plan to acquire that same number of shares as to 600,000 at $0.17 per share until October 15, 2004 and 100,000 at $0.30 until January 27, 2005. During the six months ended October 31, 2004, the Company issued 100,000 options to acquire that same number of common shares at $0.40 per share until May 4, 2005 which were exercised during the period. The Company also granted consultants options for services deemed prices of $0.40 per share for 500,000 options and $0.35 per share for 350,000 options and that same number of shares were issued. The Company also paid a bonus of $102,000 to consultants which was used to exercise 600,000 options at $0.17 per share. As at October 31, 2004 there remains outstanding 100,000 options at $0.30 until January 27, 2005 and the Company may issue up an additional 450,000 options pursuant to this plan.

                          CANWEST PETROLEUM CORPORATION
                      (FORMERLY URANIUM POWER CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (U.S. DOLLARS)
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2004
                      (UNAUDITED - PREPARED BY MANAGEMENT)


6.    STOCK OPTIONS

      During October 2004, the Company adopted the 2004 Stock Plan (the "2004 Plan"), whereby 900,000 shares of common stock may be optioned. The 2004 Plan has not been adopted or ratified by the shareholders of the Company. Incentive options may be granted at any price for a period of up to ten years. During October 2004 the Company granted consultants 590,000 options for services at deemed prices of $0.36 per share and that same number of shares were issued. As at October 31, 2004 there remained 310,000 options available under this plan. These options were subsequently granted to consultants for services at deemed prices of $0.31 per share as to 150,000 options and at $0.37 per share as to 160,000 options and that same number of shares were issued upon exercise of the options.

      The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees.

7.    WARRANTS

      The Company had the following warrants outstanding, to purchase that same number of common shares, at October 31, 2004:


                                                            Number of
       Expiry Date             Exercise price               Warrants
       -----------             ---------------             ----------
        3-Nov-04                    $ 0.20                  2,222,222
        6-Jan-05                    $ 0.35                    444,444
        14-Sep-05                   $ 0.34                  2,380,000
        14-Sep-06                   $ 0.35                  7,252,674
                                                           ----------
                                                           12,299,340

         During the six months ended October 31, 2004 2,222,222 of the January 6, 2005 warrants were re-priced to $0.20 per share and their expiry date was changed to November 3, 2004. Subsequent to October 31, 2004 the November 3, 2004 warrants were exercised and the Company also issued an additional 2,222,222 warrants to purchase that same number of common shares at $0.35 until November 3, 2005.

                          CANWEST PETROLEUM CORPORATION
                      (FORMERLY URANIUM POWER CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (U.S. DOLLARS)
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2004
                      (UNAUDITED - PREPARED BY MANAGEMENT)


8.    RELATED PARTY TRANSACTIONS

      The following non-arm's length transactions occurred with parties who are directors, officers and stockholders of the Company.

      (a) During the six months ended October 31, 2004, the Company was charged management fees of $36,000 by October Sun from whom the Company acquired Anhydride USA. October Sun is related to the Company by way of significant influence. Also during this period October Sun waived its rights to interest under a $400,000 convertible note which bears interest at 6% and may be converted into units at the lower of $0.25 per unit or the then market price on the date of conversion until December 31, 2004. Each unit is to consist of one common share of the Company and a warrant to purchase an additional common share at 133% of the unit price for one year following the date of conversion. During the six months ended October 31, 2004 October Sun converted this note into 1,600,000 common shares and 1,600,000 warrants to purchase that same number of common shares at $0.34 per share until September 30, 2005.

      (b) United Corporate Advisors ("UCA") is related to the Company by way of common directors. During the six months ended October 31, 2004 UCA waived its rights to interest under a $195,000 convertible note which bears interest at 6% and may be converted into units at the lower of $0.25 per unit or the then market price on the date of conversion until December 31, 2004. Each unit is to consist of one common share of the Company and a warrant to purchase an additional common share at 133% of the unit price for one year following the date of conversion. During the six months ended October 31, 2004 UCA converted this note into 780,000 common shares and 780,000 warrants to purchase that same number of common shares at $0.34 per share until September 30, 2005. As of October 31, 2004, $5,781 was owed to UCA and included in due to related parties. This balances is without interest or stated terms of repayment.

      (c) The Company gave its Directors a bonus of $138,000 which was used to exercise 200,000 options at $0.25 per share under the 2000 Plan, 200,000 options at $0.25 under the 2002 Plan and 200,000 options under the 2003c Plan.

9.    ACCOUNTS PAYABLE

      Accounts payable as at October 31, 2004 includes $697,422 payable by Anhydride Canada. Anhydride Canada does not have the resources to meet these demands and the Company has determined that it will not commit resources to Anhydride Canada or defend such action should the creditors take it. See note 2 Going Concern.

                          CANWEST PETROLEUM CORPORATION
                      (FORMERLY URANIUM POWER CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (U.S. DOLLARS)
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2004
                      (UNAUDITED - PREPARED BY MANAGEMENT)


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

11.   CONTINGENCY

      In a statement of claim filed against Anhydride Canada and others, the plaintiffs claim they owned a 63.3% interest in the 7-32 well on the Athabasca prospect. The claim also seeks general damages of $3,800,000 ($5,000,000 CDN) from the defendants as well as monetary and special damages as determined by the court. A statement of defense was filed by Anhydride Canada, but given that the property has been written off it will not be actively pursued. Since filing of the statement of defense in April 2003, no further action has been taken by the plaintiff. The Company believes the claim is frivolous and without merit and as such no amount has been accrued by the Company at April 30, 2004 and October 31, 2004.

12.   CONVERTIBLE DEBENTURES

      During the year ended April 30, 2004 the Company issued $1,000,000 of 6% secured convertible debentures, which matured June 1, 2004 and of which $233,975 were still outstanding at October 31, 2004. These debentures are secured by a general security agreement over all of the Company's property. The debentures are convertible into common shares at the lower of 70% of the five-day average closing price of the Company's common shares or $0.45 per share, provided that while the debentures are in good standing the conversion price will not be below $0.15 per share. The Company also issued to the debenture holders 2,666,666 warrants to purchase the same amount of common shares.

                          CANWEST PETROLEUM CORPORATION
                      (FORMERLY URANIUM POWER CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (U.S. DOLLARS)
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2004
                      (UNAUDITED - PREPARED BY MANAGEMENT)


12.   CONVERTIBLE DEBENTURE (continued)

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

      During the six months ended October 31, 2004 the Company issued $1,500,000 of 6% secured convertible debentures, which mature February 28, 2005 and are still outstanding. These debentures are secured by a general security agreement over all of the Company's property. The debentures are convertible into common shares at the lower of 70% of the five-day average closing price of the Company's common shares or $0.45 per share, provided that while the debentures are in good standing the conversion price will not be below $0.15 per share. The Company also issued to the debenture holders 5,666,166 warrants to purchase the same amount of common shares. The Company has granted the holders of the debentures registration rights on the underlying common shares. The Company may redeem the convertible notes at a redemption price of 125% of the principal plus interest.

13.   INVESTMENT IN ENERGY 51 INC.

      On April 7, 2004, the Company entered into an equity participation and farmout agreement with Energy 51 Inc. ("Energy 51") pursuant to this agreement the Company purchased 750,000 common shares of Energy 51 representing 15.625% of its issued and outstanding share capital for $152,800 ($200,000 CDN). Energy 51 is a privately held Alberta company engaged in the exploration and development of oil and gas primarily in Alberta. The agreement granted the Company the right to purchase a further 375,000 common shares for $75,818 ($100,000 CDN) to bring its interest in Energy 51 to 20.8% which the Company exercised during the six months ended October 31, 2004. The Company also had the right to purchase a further 375,000 common shares for $81,673 ($100,000 CDN) which it exercised subsequent to October 31, 2004 to bring its equity interest in Energy 51 to 25%.

      As part of this agreement the Company must to be offered the right to participate on all prospects generated by Energy 51 until April 1, 2006. During the six months ended October 31, 2004 the Company advanced $200,222 towards Sylvan Lake oil and gas prospect and $61,667 towards the Barrhead oil and gas prospect. To date no work has been conducted on these prospects.

                          CANWEST PETROLEUM CORPORATION
                      (FORMERLY URANIUM POWER CORPORATION)
                         (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (U.S. DOLLARS)
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2004
                      (UNAUDITED - PREPARED BY MANAGEMENT)


14.   COMMITMENT

      The Company occupies leased premises in Vancouver, Canada under the terms of a lease expiring January 31, 2006. Annual rental payments are $14,025 ($19,228 CDN).

15.   SUBSEQUENT EVENTS

      Subsequent to October 31, 2004, the Company entered into a joint venture with a major Canadian chemical company to jointly determine the commercial value of the shale oil in the Pasquia Hills prospect. This agreement is made up of a number of phases and each party may decide not to proceed at any time by giving notice. Phase one consists of research at an estimated costs of $50,000 which along with the information learned are to be split equally between the parties. Subsequent phases involve further research and feasibility geared ultimately towards a production contract where the major Canadian chemical company would purchase petrochemical feedstock from the Company for further processing.

      The Company's subsidiary OQI reached agreement with its President and Chief Financial Officer whereby, subject to certain conditions, they each have agreed to provide their services to OQI in return for $68,571
      ($84,000 CND) per year until certain business targets are met and thereafter at $142,822 ($175,000 CND) per year. These agreements also contain termination clauses whereby OQI has agreed to pay them, subject to certain conditions, an amount of up to two times their annual pay should they be terminated for reasons other than cause.

                          WESTERN PETROCHEMICALS CORP.
                         (AN EXPLORATION STAGE COMPANY)
                        FINANCIAL STATEMENTS - UNAUDITED
                          STATED IN UNITED STATES FUNDS
                            (PREPARED BY MANAGEMENT)
                                OCTOBER 31, 2004

                          WESTERN PETROCHEMICALS CORP.
                         (AN EXPLORATION STAGE COMPANY)
                           BALANCE SHEETS - UNAUDITED
                    AS AT OCTOBER 31, 2004 AND APRIL 30, 2004
                          STATED IN UNITED STATES FUNDS
--------------------------------------------------------------------------------

                                     ASSETS

                                                        OCTOBER 31, 2004     APRIL 30, 2004

CURRENT ASSETS
      Cash                                                 $    12,081         $    12,304
      Accounts receivable                                       76,398              76,398
      Deposits                                                     365                 365
                                                           -----------         -----------

                                                                88,844              89,067

EQUIPMENT (Note 3)                                              38,803              45,651
ASSETS HELD IN TRUST                                            11,611              11,611
                                                           -----------         -----------

                                                           $   139,258         $   146,329
                                                           ===========         ===========


                                   LIABILITIES

CURRENT LIABILITIES
      Notes payable                                        $    25,540         $    25,540
      Accounts payable and accrued liabilities                 896,906             861,115
                                                           -----------         -----------
                                                               922,446             886,655

SHAREHOLDERS' LOAN (Note 4)                                    103,102             103,080
LIABILITY FOR ASSETS HELD IN TRUST                              11,611              11,611
                                                           -----------         -----------

                                                             1,037,159           1,001,346
                                                           ===========         ===========


                              STOCKHOLDERS' DEFICIT

CAPITAL STOCK
  Authorized an unlimited amount of class A common
  shares Issued 22,252925 class A common shares
  for October 31, 2004 and April 30, 2004                      712,343             712,343
CUMULATIVE TRANSLATION ADJUSTMENT                             (102,094)           (102,094)
RETAINED EARNINGS (DEFICIT)                                 (1,508,150)         (1,465,266)
                                                           -----------         -----------

                                                              (897,901)           (855,017)
                                                           -----------         -----------

                                                           $   139,258         $   146,329
                                                           ===========         ===========

SEE NOTES TO THE FINANCIAL STATEMENTS

                          WESTERN PETROCHEMICALS CORP.
                         (AN EXPLORATION STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' DEFICIT - UNAUDITED
                  FROM INCEPTION OCTOBER 22, 1999 TO APRIL 30,
         2001 AND FOR THE YEARS ENDED APRIL 30, 2002, 2003 AND 2004 AND
                      THE SIX MONTHS ENDED OCTOBER 31, 2004
                          STATED IN UNITED STATES FUNDS

                                                          Translation
                         No. of Shares       Amount        Adjustment          Deficit          Total
Inception
 October 22, 1999
 to April 30, 2001                  1     $         1      $        --      $    (3,813)     $    (3,812)
  Cash                      1,629,999         215,807            1,608         (488,593)        (271,178)
  Income tax recovery              --         (43,610)              --               --          (43,610)
  Property                 16,000,000          25,555               --               --           25,555
                          -----------     -----------      -----------      -----------      -----------
April 30, 2002             17,630,000         197,753            1,608         (492,406)        (293,045)
  Cash                      4,622,925         618,172          (73,570)        (793,395)        (248,793)
  Income tax recovery              --        (103,582)              --               --         (103,582)
                          -----------     -----------      -----------      -----------      -----------
April 30, 2003             22,252,925         712,343          (71,962)      (1,285,801)        (645,420)
  Cash                             --              --          (30,132)        (179,465)        (209,597)
                          -----------     -----------      -----------      -----------      -----------
April 30, 2004             22,252,925         712,343         (102,094)      (1,465,266)        (855,017)
Cash                               --              --               --          (42,884)         (42,884)
                          -----------     -----------      -----------      -----------      -----------
October 31, 2004           22,252,925     $   712,343      $  (102,094)     $(1,508,150)     $  (897,901)
                          ===========     ===========      ===========      ===========      ===========

SEE NOTES TO THE FINANCIAL STATEMENTS

                          WESTERN PETROCHEMICALS CORP.
                         (AN EXPLORATION STAGE COMPANY)
          STATEMENT OF OPERATIONS AND STOCKHOLDERS' DEFICIT - UNAUDITED
              FOR THE SIX MONTHS ENDED OCTOBER 31, 2004, 2003, AND
               FROM INCEPTION OCTOBER 22, 1999 TO OCTOBER 31, 2004
                          STATED IN UNITED STATES FUNDS

                                                                        FROM INCEPTION
                                          FOR THE SIX MONTHS           OCTOBER 22, 1999
                                           ENDED OCTOBER 31                   TO
                                        2004               2003        OCTOBER 31, 2004
Expenses
  Exploration costs                 $    35,262        $   106,024        $ 1,560,601
  Amortization                            6,848              3,384             34,189
  Interest and bank charges                 774                 --              3,918
  Miscellaneous                              --                 --                995
  Office and general                         --              9,754             18,226
  Professional fees                          --              1,134             37,413
                                    -----------        -----------        -----------

Loss before income taxes                (42,884)          (120,296)        (1,655,342)

Income tax recovery                          --                 --            147,192
                                    -----------        -----------        -----------

NET LOSS                                (42,884)          (120,296)       $(1,508,150)
                                                                          ===========

Deficit - beginning of period        (1,465,266)        (1,285,801)
                                    -----------        -----------

DEFICIT - END OF PERIOD             $(1,508,150)       $(1,406,097)
                                    ===========        ===========

                      SEE NOTES TO THE FINANCIAL STATEMENTS

                          WESTERN PETROCHEMICALS CORP.
                         (AN EXPLORATION STAGE COMPANY)
                       STATEMENT OF CASH FLOWS - UNAUDITED
              FOR THE SIX MONTHS ENDED OCTOBER 31, 2004, 2003, AND
               FROM INCEPTION OCTOBER 22, 1999 TO OCTOBER 31, 2004
                          STATED IN UNITED STATES FUNDS

                                                                              FROM INCEPTION
                                               FOR THE SIX MONTHS            OCTOBER 22, 1999
                                                ENDED OCTOBER 31,                    TO
                                            2004               2003          OCTOBER 31 , 2004
Cash provided by (used in)
  OPERATING ACTIVITES:
    Net loss                             $   (42,884)       $   (82,983)       $(1,508,150)
    Items not involving cash:
      Amortization                             6,848              3,384             37,613
      Income tax recovery                         --                 --           (147,192)
      Shares issued for properties                --                 --             25,555
                                         -----------        -----------        -----------
                                             (36,036)           (79,599)        (1,592,174)
    Non-cash operating working
     capital                                  35,791             70,155            820,147
                                         -----------        -----------        -----------
                                                (245)            (9,444)          (772,027)
                                         -----------        -----------        -----------

CASH (USED IN) INVESTING
  ACTIVITIES                                      --                 --            (76,418)
                                         -----------        -----------        -----------

CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES
   Due to  bank                                   --                 --                 --
   Proceeds from note payable                     --                 --             39,404
   Repayment of note payable                      --            (13,869)           (13,866)
   Increase in shareholders' loan                 22             50,336            103,102
   Capital stock issuance                         --                 --            833,980
                                         -----------        -----------        -----------
                                                  22             36,467            962,620
                                         -----------        -----------        -----------

CURRANCY TRANSLATION
 ADJUSTMENT                                       --            (27,779)          (102,094)
                                         -----------        -----------        -----------

INCREASE  IN CASH                               (223)              (756)       $    12,081
                                                                               ===========

CASH - BEGINNING OF PERIOD               $    12,304        $     4,318
                                         ===========        ===========

CASH - END OF PERIOD                     $    12,081        $     3,562
                                         ===========        ===========

SEE NOTES TO THE FINANCIAL STATEMENTS

                          WESTERN PETROCHEMICALS CORP.
                         (AN EXPLORATION STAGE COMPANY)
                  NOTES TO THE FINANCIAL STATEMENTS - UNAUDITED
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2004
                          STATED IN UNITED STATES FUNDS


1.    GOING CONCERN AND NATURE OF OPERATIONS

      The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishments of liabilities in the normal course of business. The Company has incurred losses during the period from inception, October 22, 1999, to October 31, 2004 of $1,508,150.

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

      DEPRECIATION OF NON-RESOURCE ASSETS

      Equipment is recorded at cost less accumulated amortization. Amortization is provided on the diminishing balance basis over the estimated useful life of the assets at the following annual rates:

            Equipment 30%

                          WESTERN PETROCHEMICALS CORP.
                         (AN EXPLORATION STAGE COMPANY)
                  NOTES TO THE FINANCIAL STATEMENTS - UNAUDITED
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2004
                          STATED IN UNITED STATES FUNDS


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

3.    EQUIPMENT

                        October 31, 2004

                           Accumulated           Net            April 30, 2004
            Cost          Amortization        Book Value        Net Book Value

          $77,120           $38,317             $38,803             $45,651
          =======           =======             =======             =======

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

                          WESTERN PETROCHEMICALS CORP.
                         (AN EXPLORATION STAGE COMPANY)
                  NOTES TO THE FINANCIAL STATEMENTS - UNAUDITED
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2004
                          STATED IN UNITED STATES FUNDS
                            (PREPARED BY MANAGEMENT)

6.    CREDIT RISK

      The Company is not exposed to significant credit risk.

      The Company does not have a significant exposure to any individual customer or counterpart. Its accounts receivable are mainly from the government for GST input tax credits.

7.    SUBSEQUENT EVENT

      Ownership of the Company is being acquired by an unrelated corporation, CanWest Petroleum Corporation, a Colorado corporation, engaged in resource property acquisitions and exploration.

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

All payments to be made in the future have been expressed in U.S. dollars using an exchange rate of $1 U.S. = $1.2244 Cdn.

Plan of Operations

The Company is in the exploration stage and does not currently have any income from operating activities. The Company has a working capital deficit of $2,596,694 and minimal other capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has accumulated stockholder's deficiency of $1,031,017. Subsequent to October 31, 2004 warrant holders exercised 2,222,222 warrants for proceeds of $444,444 to the Company. Management intends to raise additional capital through the issuance of equity and or debt to finance operations and invest in other business opportunities, however, no assurance can be given that the Company will be successful in raising additional capital or that other business opportunities will be found.

During the six months ended October 31, 2004 the Company spent $188,875 in an exploration program on its Pasquia Hills, Oil Shale prospect. Subsequent to October 31, 2004 the Company entered into a joint venture with a major Canadian chemical company to jointly determine the commercial value of the shale oil in the Pasquia Hills prospect. This agreement is made up of a number of phases and each party may decide not to proceed at any time by giving notice. Phase one consists of research at an estimated cost of $50,000 (CDN) which along with the information learned are to be split equally between the parties. Subsequent phases involve further research and feasibility geared ultimately towards a production contract where the major Canadian chemical company would purchase petrochemical feedstock from the Company for further processing. Depending on the outcome of additional testing and the level of interest of the joint venture partner this prospect could become the primary focus for the Company in the future.

During the six months ended October 31, 2004 the Company acquired a 49% interest in the Firebag, Saskatchewan prospect which covers approximately 2,000 square miles in north western Saskatchewan along the Alberta border. The prospective lands host Fort McMurray and Wabiskaw Palo channel zones containing Athabasca Oil Sands. This interest was acquired from Powermax Energy, Inc. for $769,125 ($1 million CDN) and a 2.5% gross overriding royalty. The Company has another agreement to purchase the remaining 51% interest through the indirect purchase of 100% of the issued and outstanding shares of American Oilsands Company Inc., a private Alberta, Canada, company, for $1,230,517 ($1,500,000 CDN), 2 million common shares of the Company and $0.11 per barrel in royalties. Included in property costs for the six months ended October 31, 2004 is $231,214 ($300,000
CND) which the Company paid towards this purchase. Subsequent to October 31, 2004, the Company paid an additional $206,748 ($250,000 CND) and the balance is due on or before January 15, 2005.

The 49% interest in the Firebag Saskatchewan prospect is held by the Companies subsidiary OQI. In order to finance the purchase OQI borrowed $769,125 ($1 million CDN) from the Company by way of a convertible note. This convertible note is due September 29, 2008, bears interest at 3% and is convertible into common shares of OQI at $1.06 ($1.30 CDN) per share. As at October 31, 2004 the Company held all 100 of the issued and outstanding shares of OQI. In order to secure management, raise funds for the exploration of the project and the payment required for the remaining 51% of the project OQI subsequent to October 31, 2004 issued 3 million OQI shares to OQI management and 6,999,900 OQI shares to the Company at $.001 per share. The Company has entered into an agreement with OQI whereby it has agreed that upon acquiring the shares of American
Oilsands Company Inc. it will sell them to OQI for $1,200,000 cash and a $300,000 convertible note on the same terms as noted above. Subsequent to October 31, 2004 OQI has raised $174,00 ($210,000 CND) through the sale of 420,000 OQI shares and has issued options to its directors whereby they may acquire up to 300,000 shares at $0.41 ($0.50 CND) per share, subject to a one year vesting. OQI also is currently attempting to raise money for exploration and the American Oilsands Company Inc. purchase through the sale of up to 975,000 common shares at $1.31 ($1.60 CND) and 2,500,000 flow-through common shares at $1.63 ($2.00 CND). By agreement the Company will retain at least a 50% plus one share ownership interest in OQI after this financing. The Company has also the right of first offer on future financings and intends, subject to financing and exploration results, to maintain and or increase its interest in OQI.

The Company's subsidiary OQI reached agreement with its President and Chief Financial Officer whereby, subject to certain conditions, they each have agreed to provide their services to OQI in return for $68,571 ($84,000 CND) per year until certain business targets are met and thereafter at $142,822 ($175,000
CND). These agreements also contain termination clauses whereby OQI has agreed to pay them, subject to certain conditions, an amount of up to two times their annual pay should they be terminated for reasons other than cause.

The Company increased its investment in Energy 51 Inc. by spending $81,673 to bring its interest up to 25%. Energy 51 Inc. is a privately held Alberta oil and gas exploration company. The Company retains the right to participate on all prospects generated by Energy 51 Inc. through to April 1, 2006 and the Company the Company has advanced $200,222 towards Sylvan Lake oil and gas prospect and $61,667 towards the Barrhead oil and gas prospect. To date no work has been conducted on these prospects. It is hoped that the expenditure in Energy 51 and the related oil and gas prospects will generate cash flow back to the Company to allow it to further explore for other natural resources.

The Company continues to hold its interest in the Earth Energy Licence Agreement but does not plan to spend further funds on it at this time. Likewise the Company continues to hold its 20% interest in Uranium Holdings Corporation which is exploring for uranium but does not intend to spend any further funds other than to maintain its interest at this time.

Changes in Financial Condition

During the six months ended October 31, 2004 the primary focus of the Company was on the exploration of its Pasquia Hills, Oil Shale prospect, completing agreements to purchase the Firebag Sask., Tar Sands prospect and finding funding for the Company. For the six months ended October 31, 2003 the primary focus of the Company was on finding a business plan and / or project of significant merit for the Company and in dealing with the creditor and other issues related to failure of the Company's exploration program. Management fees for the quarter of $36,000 (2003 - $90,857) decreased as the former president of the Company resigned and the new president of the Company is not paid a management fee. Advertising and promotion costs of $115,940 (2003 - $53,001) were up as a result of the Company actively seeking financing for the Firebag Sask., Oil Sands prospect. Consulting expense of $973,845 (2003 - $224,310) were up significantly as the Company tried to conserve its cash resources by paying consultants with bonus shares. Included in consulting expenses as at October 31, 2004 is $138,000 paid to directors of the Company and used to exercise 600,000 shares under option plans. Travel costs of $14,105 (2003 - $12,639) were up as a result of increase travel in regard to financing attempts. Professional fees of $149,435 (2003 - $49,981) continued to be a major expense to the Company as it incurred costs related to evaluating various business proposals, dealing with Anhydride Canada's creditor situation and legal work pertaining to the convertible debenture financing. The Company also incurred $97,853 (2003 - $543) in bank charges and interest primarily as a result of interest and penalties on its convertible debentures which it did not have in the prior period. During the period the Company spent $200,875, primarily on exploration of its Pasquia Hill, Oil Shale prospect while during the prior period the Company did not have any exploration projects and was actively seeking them. In conjunction with its fund raising activities the Company had a non-cash financing expense of $1,211,421 which is related to the discount offered on the convertible debenture financing and warrants issued in conjunction with its private placements. In total the Company experienced a net loss of $2,856,429 or $0.12 per share for the six months ended October 31, 2004, compared to a net loss of $460,279 or $0.03 per share for the six months ended October 31, 2003. The Company expects to continue to incur operating losses and will continue to be dependent on additional equity or debt sales and or property joint ventures to fund its activities in the future.

We have no revenues, and our operating results, profitability and future rate of growth depend solely on our ability to find a successful business plan and our ability to raise further funding. We plan to fund future operations by way of joint venture agreements and or other forms of financing, including the public offering or private placement of equity or debt securities. However, we cannot assure you that joint venture partners, debt or equity financing will be available to us on acceptable terms to meet these requirements. The Company has no cash or revenues.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation as of the end of the period covered by this quarterly report, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective for the purposes set forth in such definition.

CHANGES IN INTERNAL CONTROL

There have not been any changes in the Company's internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

During the period there were no material developments in the status of legal proceedings as reported in the April 30, 2004 10K-SB except as noted below:

      o On September 29, 2004 Baker Hughes Canada Company filed a statement of claim against Anhydride Canada in the amount of $49,914.05 plus interest and costs in the Supreme Court of British Columbia, Canada. Anhydride Canada has not filed a statement of defense and does not intend to do so.

      o Anhydride Oil Corporation ("AOC") filed a statement of claim against Anhydride Canada on December 13, 2004 in the Court of the Queens Bench, Calgary Alberta, Canada seeking Anhydride Canada to transfer certain Petroleum and Natural Gas Licenses to them plus to pay for costs related to the action. These Licenses pertain to previously written off exploration activities of the Company and the Company is accessing its course of action.

ITEM 2. CHANGES IN SECURITIES; RECENT SALES OF UNREGISTERED SECURITIES

      The following equity securities were sold by the Company during the period covered by this report that are not registered under the Securities Act and have not otherwise been reported by the Company.

On November 15, 2004 the Company issued bonus shares, under its 2004 stock option plan, for consulting services at a deemed price of $0.31 per share as to 75,000 shares of Common Stock to each of Talal Fouani and Peter Matousec. The option and shares issued were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

On November 29, 2004 the Company issued bonus shares, under its 2004 stock option plan, for consulting services at a deemed price of $0.37 per share as to 160,000 shares of Common Stock to Tim Brock. The option and shares issued were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

On December 6, 2004 the Company issued 66,667 of our Common Stock to Joan Cox, 66,667 of our Common Stock to Surrinder Brar, 33,333 of our Common Stock to Darwin Buehler, 33,333 of our Common Stock to 633430 Alberta Ltd., 33,333 of our Common Stock to R. Deets Welding, 33,333 of our Common Stock to Demers Contracting, 266,667 of our Common Stock to Peter Brown, 66,667 of our Common Stock to James Billingsley, 66,667 of our Common Stock to Robert Brunet, 66,667 of our Common Stock to JE Coe and 33,333 of our common shares to Gary Schroeder pursuant to our agreement to acquire the property interests of Anhydride Peteroleum Limited Partnership at a deemed price of $0.10 per share. These shares were issued in reliance on the exemption from registration contained in
Section 4(2) of the Act.

On  December  6, 2004 the Company  issued  44,195 of our Common  Stock to Demers
Contracting, 258,098 of our Common Stock to Foothills Diamond Coring Ltd. and 191,200 of our common shares to Chard Camp Catering in settlement of $61,436.78 ($73,724.13 Cnd.) of Anhydride Canada's debt. These shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

ITEM 5. OTHER INFORMATION

      The Company's subsidiary OQI reached agreement with its President (Christopher C. Hopkins) and Chief Financial Officer (Karim Hirji) whereby, subject to certain conditions, they each have agreed to provide their services to OQI in return for $68,571 ($84,000 CND) per year until certain business targets are met and thereafter at $142,822 ($175,000 CND). These agreements also contain termination clauses whereby OQI has agreed to pay them, subject to certain conditions, an amount of up to two times their annual pay should they be terminated for reasons other than cause. OQI does not yet have signed agreements with Messrs. Hopkins or Hirji. The entry into these agreements should have been reported on Form 8-K by the Company under Items 1.01 and 5.02.

ITEM 6. EXHIBITS

      (a)   Exhibits

            3.1(a) Articles of Incorporation. (1)

            3.2   Bylaws.(2)

            4.1   Form of 6% Secured  Convertible  Debenture  due  February  28,
                  2005(3).

            10.1 Agreement of Purchase and Sale by and Between Powermax Energy, Inc. and OQI (f/k/a 808099 Alberta Ltd) dated September 29, 2004. (4)

            10.2  Gross  Overriding  Royalty  Agreement dated September 29, 2004
                  (4)

            10.3  Purchase  and Sale  Agreement  dated  November 8, 2004 between
                  Canwest Petroleum Corporation (f/k/a Uranium Power Corporation), Western Canadian Mint Inc., Bullion Fund Inc, et al, and American Oilsands Company Inc., filed herewith.

            10.4 Amendment to Purchase and Sale Agreement dated November 25, 2004 between Canwest Petroleum Corporation (f/n/a Uranium Power Corporation), Western Canadian Mint Inc., Bullion Fund Inc, et al, and American Oilsands Company Inc., filed herewith.

            10.5  Letter  Agreement  between  Oilsands  Quest,  Inc. and CanWest
                  Petroleum   Corporation  dated  November  12,  2004  regarding
                  purchase of Western Canadian Mint Shares, filed herewith.

            10.6 Minimum Initial Investment Letter Agreement between Oilsands Quest, Inc. and CanWest Petroleum Corporation, filed herewith.

            10.7 Right of First Refusal Letter Agreement between Oilsands Quest, Inc. and CanWest Petroleum Corporation, filed herewith.

            10.8 OQI(f/k/a 808099 Alberta Ltd) $1,00,000 Convertible Debenture, filed herewith.

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

            32.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

            32.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

-------------
(1)   Incorporated by reference from Form 8-K, filed November 29, 2004.

(2)   Incorporated by reference from Form 10-SB, filed October 14, 1999.

(3)   Incorporated by reference from Form 10-QSB, filed September 20, 2004.

(4)   Incorporated by reference from Form 8-K, filed October 13, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      CANWEST PETROLEUM CORPORATION

Date:  December 20, 2004              By: /s/ Thornton J. Donaldson
                                          --------------------------------------
                                          Thornton J. Donaldson, President,
                                          Chief Executive Officer, Chief
                                          Financial Officer and Director