Form 10QSB/A
period 2004-10-31
URANIUM POWER CORP
filed 2004-12-22
CIK 1096791

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
                         -------


                          CANWEST PETROLEUM CORPORATION
        (Exact name of small business issuer as specified in its charter)


        Colorado                                                    None
-------------------------------                              -------------------
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


                            Uranium Power Corporation
         --------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES |X|    NO  |_|

The number of shares outstanding of the issuer's classes of common equity, as of December 15, 2004 was 35,143,101 shares of Common Stock.

    Transitional Small Business Disclosure Format (check one): YES|_| NO |X|

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

Commitment and contingencies (notes 2, 4, 5, 6, 7, 9, 10, 11, 12, 14 and 15)

                            STOCKHOLDERS' DEFICIENCY

Capital Stock
Authorized
     40,000,000 Common stock with a par value of $0.001 each (note 5)
     10,000,000 Preferred stock with a par value of $0.001 each
Issued
     31,350,719 Common stock (note 5)                                           31,351
     20,784,838 Common stock                                                                   20,785
Treasury Stock                                                                     (23)           (23)
Additional Paid-in Capital                                                   6,896,669      2,955,768
Deficit Accumulated During Exploration Stage                                (7,747,321)    (4,890,892)
Other Comprehensive Loss                                                      (211,693)      (112,564)
                                                                           -----------    -----------

                                                                            (1,031,017)    (2,026,926)
                                                                           -----------    -----------

                                                                           $ 1,757,617    $   747,933
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


                                                                                 FROM INCEPTION
                                                      FOR THE SIX MONTHS ENDED   ON APRIL 3, 1998
                                                             OCTOBER 31,          TO OCTOBER 31,
                                                       2004            2003            2004
                                                   -----------     -----------     -----------
Operating Activities
Net loss                                           $(2,856,429)    $  (460,279)    ($7,747,321)
Adjustments to reconcile net
loss to net cash used in operating activites
  Stock option compensation expenses                        --          74,010         243,064
  Consulting expenses acquired for shares              725,860         178,300         922,800
  Exploration costs acquired for shares                 12,000              --         149,331
  Equity loss from investment                               --              --          19,713
  Financial services acquired for shares                    --              --          60,000
  Non cash financing expense                         1,211,421              --       1,676,019
  Write-down of exploration property                        --              --         856,359
Changes in Non-cash Working Capital
   Accounts Recievable and Exploration Advances       (166,941)           (119)       (187,659)
   Accounts Payable                                    299,322         153,493       1,452,976
                                                   -----------     -----------     -----------
                                                      (774,767)        (54,595)     (2,554,718)
                                                   -----------     -----------     -----------
INVESTING ACTIVITY
   Earth Energy Licence                                     --         (77,370)       (106,508)
   Property acquisitions                            (1,092,280)        (26,090)     (1,758,480)
    Investment in Energy 51 Inc.                       (75,818)             --        (228,618)
                                                   -----------     -----------     -----------

                                                    (1,168,098)       (103,460)     (2,093,606)
                                                   -----------     -----------     -----------

FINANCING ACTIVITIES
   Issuance of shares for cash                          40,000         293,891       1,486,621
   Convertible debentures                            1,597,036                       2,617,411
   Common stock returned to treasury                        --              --         (15,212)
   Share issue costs                                        --              --         (40,586)
   Advances from related parties                       (38,526)        (98,409)        600,781
   Cheques issued in excess of funds on deposit             --            (836)             --
                                                   -----------     -----------     -----------

                                                     1,598,510         194,646       4,649,015
                                                   -----------     -----------     -----------

FOREIGN CURRENCY TRANSLATION                                --              --           3,590
                                                   -----------     -----------     -----------


INFLOW (OUTFLOW) OF CASH                              (344,355)         36,591           4,281
CASH, BEGINNING OF PERIOD                              348,636              --              --
                                                   -----------     -----------     -----------

CASH, END OF PERIOD                                $     4,281     $    36,591     $     4,281
                                                   ===========     ===========     ===========

NON-CASH FINANCING ACTIVITITES
   Common stock deemed to be issued
     for resource properties                       $    19,000     $        --     $   487,779
                                                   ===========     ===========     ===========
  Warrants granted on purchase of
    resource properties                            $        --     $        --     $    50,000
                                                   ===========     ===========     ===========

  Common stock issued for services                 $   737,860     $   178,300     $ 1,019,800
                                                   ===========     ===========     ===========

  Common stock issued for debt                     $ 1,943,186     $        --     $ 1,943,186
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

-------------
(1)   Incorporated by reference from Form 8-K, filed November 29, 2004.

(2)   Incorporated by reference from Form 10-SB, filed October 14, 1999.

(3)   Incorporated by reference from Form 10-QSB, filed September 20, 2004.

(4)   Incorporated by reference from Form 8-K, filed October 13, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB/A No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

CANWEST PETROLEUM CORPORATION

Date:  December 22, 2004                  By:  /s/ Thornton J. Donaldson
                                             -----------------------------------
                                             Thornton J. Donaldson, President,
                                             Chief  Executive  Officer,  Chief
                                             Financial  Officer and Director