Form 10KSB/A
period 2004-04-30
URANIUM POWER CORP
filed 2004-12-23
CIK 1096791

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                   (Mark One)

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2004.

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

                         Commission File Number: 0-27659

                          CANWEST PETROLEUM CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                            Uranium Power Corporation
                     (Former name of small business issuer)


           Colorado                                              None
------------------------------                        --------------------------
State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                          Identification No.)


               206-475 HOWE STREET, VANCOUVER, B.C. CANADA V6C-2B3
              ----------------------------------------------------
                    (Address of principal executive offices)

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

As of July 23, 2004, there were 21,384,838 shares of the Registrant's $.001 par value Common Stock ("Common Stock"), Registrant's only outstanding class of voting securities, outstanding. The aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the closing bid price on July 23, 2004, is $6,427,135.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

CANWEST PETROLEUM CORPORATION (F/K/A URANIUM POWER CORPORATION) IS AMENDING THE FORM 10-KSB FOR THE YEAR ENDED APRIL 30, 2004 SOLELY FOR THE PURPOSE OF AMENDING
ITEM 8A. CONTROLS AND PROCEDURES.

ITEM 8A.          CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation as of the end of the period covered by this annual report, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective for the purposes set forth in such definition.

CHANGES IN INTERNAL CONTROL

There have not been any changes in the Company's internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the Company's last fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 13. EXHIBITS

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

                                        CANWEST PETROLEUM CORPORATION


Date:  December 22, 2004                By: /s/ Thornton J. Donaldson
                                           -------------------------------------
                                           Thornton J. Donaldson, President


Date:  December 22, 2004                By: /s/ William G. Timmins
                                           -------------------------------------
                                           William G. Timmins, Secretary and
                                           Director