Form 10QSB/A
period 2004-07-31
URANIUM POWER CORP
filed 2004-12-23
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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


CANWEST PETROLEUM CORPORATION (F/K/A URANIUM POWER CORPORATION) IS AMENDING THE FORM 10-QSB FOR THE QUARTER ENDED JULY 31, 2004 SOLELY FOR THE PURPOSE OF AMENDING ITEM 3 CONTROLS AND PROCEDURES.

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

ITEM 6. EXHIBITS

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