Form 10QSB
period 2005-01-31
CANWEST PETROLEUM CORP
filed 2005-03-22
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to
      ___________.

COMMISSION FILE NUMBER:  0-27659

                          CANWEST PETROLEUM CORPORATION
                          -----------------------------
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

                                 (604) 685-8355
                                 --------------
                           (Issuer's telephone number)

                           Uranium Power Corporation
                           -------------------------
                        (Former name, former address and
                former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES |X|  NO |_|

The number of shares outstanding of the issuer's classes of common equity, as of March 15, 2005 was 43,800,787 shares of Common Stock.

    Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                          CANWEST PETROLEUM CORPORAITON

                                      Index

                                                                                       Page
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements of CanWest Petroleum Corporation                         1

       Consolidated Balance Sheets (U.S. Dollars) as at January 31, 2005
       (UNAUDITED) and April 30, 2004                                                   2

       Consolidated Statements of Operations (U.S. Dollars)
       for the three months and nine months ended January 31, 2005
       and 2004 (UNAUDITED)                                                             3

       Consolidated Statements of Stockholders' Deficiency (U.S. Dollars)
       for the nine months ended January 31, 2005 (UNAUDITED)
       and the year ended April 30, 2004                                                4

       Consolidated Statements of Cash Flows for the nine months
       ended January 31, 2005 and 2004 (UNAUDITED)                                      5

       Notes to Consolidated Financial Statements for the nine months ended
       January 31, 2005 ((UNAUDITED)                                                    6

       Financial Statements of Western Petrochemicals Corporation (UNAUDITED)          18

       Balance Sheets as at January 31, 2005 (UNAUDITED) and April 30, 2004            19

       Statement of Stockholders' Deficit for the nine months ended
       January 31, 2005 (UNAUDITED) and the year ended April 30, 2004                  20

       Statement of Operations and Stockholders' Deficit for the nine months ended
       January 31, 2005 and 2004 (UNAUDITED)                                           21

       Statement of Cash Flows for the nine months ended
       January 31, 2005 and 2004 (UNAUDITED)                                           22

       Notes to the Financial Statements for the nine months ended
       January 31, 2005 ((UNAUDITED)                                                   23

  Item 2. Management's Discussion and Analysis of Financial
       Conditions and Plans of Operations                                              26

  Item 3. Controls and Procedures                                                      28

PART II. OTHER INFORMATION                                                             29

       Item 1. Legal Proceedings                                                       29
       Item 2. Changes in Securities; Recent Sales of Unregistered
       Securities                                                                      30
       Item 4. Submission of Matters to a Vote of Security Holders                     34
       Item 5. Other Information
                                                                                       34
       Item 6. Exhibits                                                                34

       Signatures                                                                      35

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
                        Consolidated Financial Statements
                   For The Nine Months Ended January 31, 2005
                      (Unaudited - Prepared by Management)
                                 (U.S. Dollars)

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
                   Consolidated Balance Sheets (U.S. Dollars)

                                                                   January 31,     April 30,
                                                                      2005           2004
                          ASSETS                                   (UNAUDITED)     (AUDITED)
                                                                  -------------  -------------
Current
     Cash                                                         $   455,114    $     348,636
     Accounts Receivable                                               14,636           20,718
     Exploration Advances and Deposits                                258,086               --
                                                                  -------------  -------------
                                                                      727,836          369,354
Properties (note 4)                                                 1,523,222          118,456
Earth Energy License Agreement  (note 10)                             106,508          106,508
Investment in Energy 51 Inc. (note 13)                                310,291          152,800
Investment in Uranium Holdings Corporation (note 4b)                      815              815
                                                                  -------------  -------------

                                                                  $   2,668,672  $     747,933
                                                                  =============  =============
                                   LIABILITIES
Current
    Accounts Payable (notes 2 and 9)                              $   1,099,336  $   1,115,177
    Convertible Debentures  (note 12)                                 1,441,342      1,020,375
    Due to Related Parties (note 8)                                      49,285        639,307
                                                                  -------------  -------------
                                                                      2,589,963      2,774,859
Future Income taxes (Note 15)                                           167,635             --
Minority Interest (Note 1 and 4d)                                       428,853             --
                                                                  -------------  -------------
                                                                      3,186,451      2,774,859
                                                                  -------------  -------------
Commitments and contingencies (notes 2, 4, 5, 6, 7, 9, remove
 10, 11, 12, 14 and 15)
                            STOCKHOLDERS' DEFICIENCY
Capital Stock
Authorized
     100,000,000 Common stock with a par value of $0.001 each
      (note 5)
     10,000,000 Preferred stock with a par value of $0.001 each
Issued
     37,376,207 Common stock (note 5)                                    37,376
     20,784,838 Common stock                                                            20,785
Treasury Stock                                                              (23)           (23)
Additional Paid-in Capital                                            8,444,943      2,955,768
Deficit Accumulated During Exploration Stage                         (8,807,667)    (4,890,892)
Other Comprehensive Loss                                               (192,408)      (112,564)
                                                                  -------------  -------------
                                                                       (517,779)    (2,026,926)
                                                                  -------------  -------------

                                                                  $   2,668,672    $   747,933
                                                                  =============    ===========

See Notes to Consolidated Financial Statements

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
              Consolidated Statements of Operations (U.S. Dollars)
                      (Unaudited - Prepared by Management)

                                                                                                                 From inception
                                                                                                                on April 3, 1998
                                                Three Months Ended                   Nine Months Ended              through
                                                    January 31,                         January 31,                January 31,
                                               2005             2004              2005              2004              2005
                                         --------------------------------------------------------------------------------------
Expenditures
     Management Fee                      $       18,000    $       18,000    $       54,000    $      108,857    $      396,602
     Advertising and Promotion                   70,264            72,411           186,204           125,412           721,706
     Consulting                                 367,984           113,536         1,341,829           337,846         1,992,130
     Travel                                       8,180             8,609            22,285            21,248           144,316
     Professional Fees                           50,534            42,661           199,969            92,642           624,933
     Transfer Agent Fees                         14,134             1,798            38,017            10,414            75,965
     Rent                                         7,184             4,643            19,754            10,455            60,932
     Office                                      24,571             3,847            45,073            12,230            83,184
     Interest and Bank Charges                   26,663             2,163           124,516             2,706           161,538
     Equity loss from investment                     --                --                --                --            19,713
     Incorporation cost written off                  --                --                --                --               700
     Exploration costs                          159,359             2,261           360,234             8,398         1,680,097
     Non-cash financing expenses                382,081           192,600         1,593,502           192,600         2,058,100
     Write-off of Exploration Property               --                --                --                --           856,359
                                         --------------    --------------    --------------    --------------    --------------
Net loss before income tax recovery
  and minority interest                       1,128,954           462,529         3,985,383           922,808         8,876,275
Income tax recovery                             (21,411)               --           (21,411)               --           (21,411)
                                         --------------    --------------    --------------    --------------    --------------
Net loss before minority interest             1,107,543           462,529         3,963,972           922,808         8,854,864
Minority interest (Note 1 and 4d)               (47,197)               --           (47,197)               --           (47,197)
                                         --------------    --------------    --------------    --------------    --------------
Net loss for the period                  $    1,060,346    $      462,529    $    3,916,775    $      922,808    $    8,807,667
                                         ==============    ==============    ==============    ==============    ==============
Net Loss Per Share                       $        (0.03)   $        (0.02)   $        (0.14)   $        (0.05)
                                         ==============    ==============    ==============    ==============

Weighted Average Number of shares
Outstanding                                  34,768,630        18,600,819        27,450,214        17,637,886
                                         ==============    ==============    ==============    ==============

See Notes to Consolidated Financial Statements

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
   Consolidated Statements of Stockholders' Equity (Deficiency) (U.S. Dollars)
             For the Nine Months Ended January 31, 2005 (unaudited)
                         and Year Ended April 30, 2004



                                                                                                                Additional
                                                   Common Stock                     Treasury Stock               Paid-in
                                             Shares        Par Value          Shares           Par Value         Capital
                                        --------------   --------------   --------------    --------------    --------------
Balance. April 30, 2003                     14,284,500   $       14,285          (23,000)   $          (23)   $    1,525,812
Common stock issued for:
  Settlement of debt                         1,037,638            1,037               --                --           102,727
  Cash                                       3,750,000            3,750               --                --           529,950
  Services                                   1,620,100            1,620               --                --           207,320
  Property                                      92,600               93               --                --            36,021
Stock option compensation expense                   --               --               --                --            89,340
Beneficial conversion feature of
  convertible debentures                            --               --               --                --           464,598
Other comprehensive (loss)                          --               --               --                --                --
Net loss                                            --               --               --                --                --
                                        --------------   --------------   --------------    --------------    --------------
Balance. April 30, 2004                     20,784,838           20,785          (23,000)              (23)        2,955,768
Common stock issued for:
  Cash                                       2,322,222            2,322               --                --           482,122
  Property                                      50,000               50               --                --            18,950
  Services                                   4,036,566            4,037               --                --         1,053,690
  Settlement of debt                        10,182,581           10,182               --                --         2,312,516
Beneficial conversion feature of
  convertible debentures and warrants               --               --               --                --         1,593,502
Stock option compensation expense                   --               --               --                --            28,395
Other comprehensive (loss)                          --               --               --                --                --
Net loss                                            --               --               --                --                --
                                        --------------   --------------   --------------    --------------    --------------
Balance January 31, 2005                    37,376,207   $       37,376          (23,000)   $          (23)   $    8,444,943
                                        ==============   ==============   ==============    ==============    ==============

                                                            Deficit
                                                           Accumulated          Total
                                           Other            During the       Stockholders
                                        Comprehensive      Exploration          Equity
                                        income (loss)         Stage          (Deficiency)
                                        --------------    --------------    --------------
Balance. April 30, 2003                 $      (75,550)   $   (3,309,838)   $   (1,845,314)
Common stock issued for:
  Settlement of debt                                --                --           103,764
  Cash                                              --                --           533,700
  Services                                          --                --           208,940
  Property                                          --                --            36,114
Stock option compensation expense                   --                --            89,340
Beneficial conversion feature of
  convertible debentures                            --                --           464,598
Other comprehensive (loss)                     (37,014)               --           (37,014)
Net loss                                            --        (1,581,054)       (1,581,054)
                                        --------------    --------------    --------------
Balance. April 30, 2004                       (112,564)       (4,890,892)       (2,026,926)
Common stock issued for:
  Cash                                              --                --           484,444
  Property                                          --                --            19,000
  Services                                          --                --         1,057,727
  Settlement of debt                                --                --         2,322,698
Beneficial conversion feature of
  convertible debentures and warrants               --                --         1,593,502
Stock option compensation expense                   --                --            28,395
Other comprehensive (loss)                     (79,844)               --           (79,844)
Net loss                                            --        (3,916,775)       (3,916,775)
                                        --------------    --------------    --------------
Balance January 31, 2005                $     (192,408)   $   (8,807,667)   $     (517,779)
                                        ==============    ==============    ==============

 See Notes to Consolidated Financial Statements

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
              Consolidated Statements of Cash Flows (U.S. Dollars)
                      (Unaudited - Prepared by Management)

                                                                                      From inception
                                                      For the Nine Months Ended       on April 3, 1998
                                                             January 31,              to January 31,
                                                       2005              2004              2005
                                                  --------------    --------------    --------------
Operating Activities
Net loss                                          $   (3,916,775)   $     (922,808)   ($   8,807,667)
Adjustments to reconcile net
loss to net cash used in operating activites
  Stock option compensation expenses                      28,395            89,340           271,459
  Consulting expenses acquired for shares                969,060           178,340         1,166,000
  Exploration costs acquired for shares                   88,667                --           225,998
  Equity loss from investment                                 --                --            19,713
  Financial services acquired for shares                      --                --            60,000
  Non cash financing expense                           1,593,502           192,600         2,058,100
  Write-down of exploration property                          --                --           856,359
  Income tax recovery                                    (21,411)               --           (21,411)
  Minority interest                                      (47,197)               --           (47,197)
Changes in Non-cash Working Capital
   Accounts Recievable and Exploration Advances         (252,004)              469          (272,722)
   Accounts Payable                                      430,164             4,409         1,583,818
                                                  --------------    --------------    --------------
                                                      (1,127,599)         (457,650)       (2,907,550)
                                                  --------------    --------------    --------------
Investing Activity
   Earth Energy Licence                                       --          (106,508)         (106,508)
   Property acquisitions                              (1,385,766)          (26,192)       (2,051,966)
    Investment in Energy 51 Inc.                        (157,491)               --          (310,291)
                                                  --------------    --------------    --------------
                                                      (1,543,257)         (132,700)       (2,468,765)
                                                  --------------    --------------    --------------
Financing Activities
   Issuance of shares for cash                           484,444           588,700         1,931,065
   Convertible debentures                              1,622,816           450,000         2,643,191
   Common stock returned to treasury                          --                --           (15,212)
   Share issue costs                                          --                --           (40,586)
   Advances from related parties                           4,978          (130,755)          644,285
   Future Income taxes                                   189,046                             189,046
   Minority Interest                                     476,050                             476,050
   Cheques issued in excess of funds on deposit               --              (836)               --
                                                  --------------    --------------    --------------
                                                       2,777,334           907,109         5,827,839
                                                  --------------    --------------    --------------
Foreign Currency Translation                                  --                --             3,590
                                                  --------------    --------------    --------------
Inflow (Outflow) of Cash                                 106,478           316,759           455,114
Cash, Beginning of period                                348,636                --                --
                                                  --------------    --------------    --------------
Cash, End of Period                               $      455,114    $      316,759    $      455,114
                                                  ==============    ==============    ==============
Non-Cash Financing Activitites
   Common stock deemed to be issued
     for resource properties                      $       19,000    $           --    $      487,779
                                                  ==============    ==============    ==============
  Warrants granted on purchase of
    resource properties                           $           --    $           --    $       50,000
                                                  ==============    ==============    ==============
  Common stock issued for services                $    1,057,727    $      178,340    $    1,339,667
                                                  ==============    ==============    ==============
  Common stock issued for debt                    $    2,322,698    $           --    $    2,322,698
                                                  ==============    ==============    ==============

See Notes to Consolidated Financial Statements

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                   For the Nine Months Ended January 31, 2005
                      (Unaudited - Prepared by Management)


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

      In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position at January 31, 2005 and April 30, 2004 and the results of operations and the statement of cash flows for the nine months ended January 31, 2005. The results of operations for the nine months ended January 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

      These consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Anhydride Petroleum (USA) Inc. ("Anhydride USA") and Anhydride USA's wholly owned subsidiary Anhydride Petroleum (Canada) Inc. ("Anhydride Canada") acquired April 30, 2002 and Oilsands Quest Inc. ("OQI") acquired September 24, 2004 in which the Company held a 65.2% interest as at January 31, 2005.

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

      The Company has a working capital deficit of $1,862,127, minimal other capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has accumulated stockholder's deficiency of $517,779.

      Included in accounts payable is $699,740 payable by Anhydride Canada. Certain of the creditors of Anhydride Canada have threatened receivership proceedings against Anhydride Canada unless they are paid in full. Anhydride Canada does not have the resources to meet these demands and the Company has determined that it will not commit resources to Anhydride Canada or defend such action should the creditors take it. To date no formal action has been taken by the Anhydride Canada creditors.

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                   For the Nine Months Ended January 31, 2005
                      (Unaudited - Prepared by Management)

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

4.    PROPERTIES

                           Hocking Lake and
                              Henday Lake      Pasquia Hills,     Firebag, Sask.
                              Properties      Oil Shale Project  Tar Sands Project        Total
                              (note 4(a))        (note 4(c))       (note 4(d))
                           ----------------   ----------------   ----------------   ----------------
Balance April 30, 2003     $              1   $             --   $             --   $              1
Acquisition of property                  --            118,455                 --            118,455
                           ----------------   ----------------   ----------------   ----------------
Balance April 30, 2004                    1            118,455                 --            118,456
Acquisition of property                  --            103,961          1,300,805          1,404,766
                           ----------------   ----------------   ----------------   ----------------
Balance January 31, 2005   $              1   $        222,416   $      1,300,805   $      1,523,222
                           ================   ================   ================   ================

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

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                   For the Nine Months Ended January 31, 2005
                      (Unaudited - Prepared by Management)

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

      The Company will continue to hold a 20% interest in the claims transferred to UHC regardless of the equity issued subsequent to the incorporation of UHC. The Company shall have a carried interest in the claims until such time as a total of $163,334 (CDN - $250,000) inclusive of the $94,080 (CDN
      - $144,000) required for the first work program has been expended. As of April 30, 2004, $475,584 (2003 - $177,959) had been spent on the property.
      Subsequent to such expenditure, the Company shall retain the right to participate on the same basis as the investors in future expenditure programs on a pro-rata basis. Should the Company not provide the requested funds within 30 days of written demand, the Company's 20% interest shall be reduced in such manner as may reasonably be negotiated between the parties. During the nine months ended January 31, 2005 the Company expended $4,207 to maintain its 20% interest in the claims.

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                   For the Nine Months Ended January 31, 2005
                      (Unaudited - Prepared by Management)

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

      (d)   Firebag, Sask., Tar Sands Project

      During the nine months ended January 31, 2005 the Company acquired a 49% interest in the Firebag, Saskatchewan prospect which covers approximately 2,000 square miles in north western Saskatchewan along the Alberta border. The prospective lands host Fort McMurray and Wabiskaw Palo channel zones containing Athabasca Oil Sands. This interest was acquired for $769,125 ($1 million CDN) and a 2.5% gross overriding royalty.

      The Company has another agreement to purchase the remaining 51% interest through the indirect purchase of 100% of the issued and outstanding shares of American Oilsands Company Inc., a private Alberta, Canada, company, for $1,210,263 ($1,500,000 CDN), 2 million common shares and $0.11 per barrel in royalties. Included in property costs for the nine months ended January 31, 2005 is $437,962 ($550,000 CND) which the Company paid towards this purchase with the balance due April 8, 2005.

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                   For the Nine Months Ended January 31, 2005
                      (Unaudited - Prepared by Management)

4.    PROPERTIES (continued)

      (d)   Firebag, Sask., Tar Sands Project

      The 49% interest in the Firebag Saskatchewan prospect is held by the Company's subsidiary OQI. In order to finance the purchase OQI borrowed $769,125 ($1 million CDN) from the Company by way of a convertible note. This convertible note is due September 29, 2008, bears interest at 3% and is convertible into common shares of OQI at $1.06 ($1.30 CND) per share. OQI was acquired by the Company, on September 24, 2004, and the Company held all 100 of the issued and outstanding shares of OQI. In order to secure management, raise funds for the exploration of the project and the payment required for the remaining 51% of the project OQI issued 3 million OQI shares to OQI management and 6,999,900 OQI shares to the Company at $.001 per share. The Company has entered into an agreement with OQI whereby it has agreed that upon acquiring the shares of American Oilsands Company Inc. it will sell them to OQI for $968,210 ($1,200,000 CDN) cash and a 242,053 ($300,000 CDN) convertible note on the same terms as noted above. OQI has raised $174,00 ($210,000 CND) through the sale of 420,000 OQI shares, has issued options to its directors whereby they may acquire up to 300,000 shares at $0.40 ($0.50 CND) per share, subject to a one year vesting, issued 315,000 flow-through common shares for proceeds of $508,310 ($630,000 CND) and 5,875 warrants to finders in relation to the sale of its shares whereby each warrant maybe converted into one common share at $1.61 ($2.00 CND) until June 30, 2006. As at January 31, 2005 the Company held 65.2% of the issued and outstanding shares of OQI and has consolidated OQI's accounts which resulted in a minority interest of $428,853. The Company has the right of first offer on future financings.

      Subsequent to January 31, 2005 OQI issued $242,053 ($300,000 CND) unsecured convertible debentures which bear interest at 3%, are due three years from the date of issuance and are convertible into common shares of OQI at $1.01 ($1.25 CND) per share during first year and then at $1.29 ($1.60 CND) per share thereafter. In conjunction with this offering OQI also issued 93,750 warrants whereby for each warrant held the holder may purchase an additional common share at $1.29 ($1.60 CND) per share for a period of the earlier of the date OQI begins trading on a recognized exchange or three years from the issuance date.

5.    COMMON STOCK


      (a)   Authorized common shares

            On November 2, 2004 the Company received shareholder approval to increase the authorized number of common shares to 100,000,000 from 40,000,000 and its articles were so amended.

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                   For the Nine Months Ended January 31, 2005
                      (Unaudited - Prepared by Management)

5.    COMMON STOCK (continued)

      (b)   Treasury stock

            During the year ended April 30, 2000 the Company purchased 23,000 shares of its common stock from the original owners who had acquired the shares prior to April 30, 2000 in a private placement. The common stock was purchased for the same amount as the proceeds from original issue.

      (c)   Stock options

            During the nine months ended January 31, 2005, 100,000 stock options were exercised and issued for cash proceeds of $40,000 and 3,149,900 stock options were issued for services for deemed proceeds of $969,060 which were included in consulting expenses.

      (d)   Settlement with Anhydride Canada Creditors

            In an attempt to settle outstanding liabilities of Anhydride Canada, the Company made an offer to creditors to settle outstanding debts for shares of the Company at a deemed price of $0.10 per share for every $0.15 CDN of debt held. The Company has received acceptances from creditors totalling $336,037 ($416,484 CDN) that represents 2,776,560 common shares. During the year ended April 30, 2004 the Company issued 287,638 shares pursuant to these agreements and during the nine months ended January 31, 2005 it issued an additional 493,493 shares.

      (e)   Anhydride Petroleum Limited Partnership

            Pursuant to an agreement between the Company and Anhydride Petroleum Limited Partnership (the "Limited Partnership"), the Company agreed to acquire the interests of the Limited Partnership in a property, which the Company had a interest in but was written off as of April 30, 2003, for 3,220,000 common shares of the Company. During the nine months ended January 31, 2005, 886,666 of these shares were issued and charged to exploration at $0.10 per share.

      (f)   Private Placements

            The Company also entered into three private placements whereby for the settlement of $476,500 of debt it issued 1,906,000 common shares and 1,586,508 warrants to purchase that same number of common shares at $0.35 each until September 14, 2006.

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                   For the Nine Months Ended January 31, 2005
                      (Unaudited - Prepared by Management)

      6.    STOCK OPTIONS (continued)

      During the year ended April 30, 2000, the Company adopted an incentive and a non-statutory stock option plan. As at April 30, 2004 the Company had options outstanding to acquire 1,050,000 shares under the 2000 plan at $0.27 per share until August 21, 2006. During the nine months ended January 31, 2005 200,000 of these options were exercised by means of a $54,000 bonus being applied to the purchase price. There remain 850,000 options outstanding and no additional options available to be issued under this plan.

      During the year ended April 30, 2003, the Company adopted a 2002 Stock Option Plan (the "2002 Plan") which as at April 30, 2004 had outstanding options to acquire up to 455,000 common shares, which were to expire as to 30,000 at $0.25 per share on May 15, 2004 and 425,000 at $0.25 on May 15,
      2005. During the nine months ended January 31, 2005 the 30,000 options with the May 15, 2004 expiry date expired unexercised and 200,000 options were exercised by means of a $50,000 bonus being applied to the purchase price. Under the 2002 Plan there remained outstanding 225,000 options to acquire that same number of common shares as at January 31, 2005. As all available options under this plan have been issued or exercised, no additional options maybe granted under the 2002 Plan.

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

      On October 15, 2003, the Company adopted the 2003c Stock Plan (the "2003c Plan"), whereby 2,000,000 shares of common stock may be optioned. The 2003c Plan has not been adopted or ratified by the shareholders of the Company. Incentive options may be granted at any price for a period of up to ten years. As at April 30, 2004 there were 700,000 options outstanding under this plan to acquire that same number of shares as to 600,000 at $0.17 per share until October 15, 2004 and 100,000 at $0.30 until January 27, 2005, which expired unexercised. During the nine months ended January 31, 2005, the Company issued 100,000 options to acquire that same number of common shares at $0.40 per share until May 4, 2005 which were exercised during the period. The Company also granted consultants options for services at deemed prices of $0.40 per share for 500,000 options, $0.35 per share for 250,000 options, $0.27 per share for 50,000 options and $0.31 per share for 400,000 options and that same numbers of shares were issued. The Company also paid a bonus of $102,000 to consultants that were used to exercise 600,000 options at $0.17 per share. As at January 31, 2005 no options remained outstanding under the plan and the

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Six Months Ended October 31, 2004
                      (Unaudited - Prepared by Management)

6.    STOCK OPTIONS (continued)

      Company may issue up an additional 100,000 options pursuant to this plan which it subsequently did at $0.30 per share until February 2, 2006.

      During October 2004, the Company adopted the 2004 Option Stock Plan (the "2004 Plan"), whereby 900,000 shares of common stock may be optioned. The 2004 Plan has not been adopted or ratified by the shareholders of the Company. Incentive options may be granted at any price for a period of up to ten years. During the nine months ended January 31, 2005 the Company granted consultants 590,000 options for services at deemed prices of $0.36 per share, 150,000 options at a deemed price of $0.31 per share and 160,000 options at a deemed price of $0.37 per share and that same number of shares were issued. As at January 31, 2005 there are no additional options available to be issued under this plan.

      During March 2005, the Company adopted the 2005 Option Stock Plan (the "2005 Plan"), whereby 2,000,000 shares of common stock may be optioned. The 2005 Plan has not been adopted or ratified by the shareholders of the Company. Incentive options may be granted at any price for a period of up to ten years. No options have been granted under this plan.

      The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees.

7.    WARRANTS

      The Company had the following warrants outstanding, to purchase that same number of common shares, at January 31, 2005:

                                                     Number of
                     Expiry Date Exercise price       Warrants
                     ----------- --------------   --------------
                     03-Nov-05   $         0.35        2,666,666
                     14-Sep-05   $         0.34        2,380,000
                     14-Sep-06   $         0.35        7,252,674
                                 --------------   --------------
                                                      12,299,340
                                                  ==============

      During the nine months ended January 31, 2004 2,222,222 warrants with a November 3, 2004 expiry date were exercised at $0.20 per share and the Company also issued an additional 2,222,222 warrants to purchase that same number of common shares at $0.35 until November 3, 2005. The Company also extended the expiry date from January 6, 2005 to November 3, 2005 on 444,444 warrants at $0.35 per share. As a result of the warrant issuances and extensions the Company recorded a non-cash financing expense of $1,593,502.

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                   For the Nine Months Ended January 31, 2005
                      (Unaudited - Prepared by Management)

8.    RELATED PARTY TRANSACTIONS

      The following non-arm's length transactions occurred with parties who are directors, officers and stockholders of the Company.

      (a) During the nine months ended January 31, 2005, the Company was charged management fees of $54,000 by October Sun from whom the Company acquired Anhydride USA. October Sun is related to the Company by way of significant influence. Also during this period October Sun waived its rights to interest under a $400,000 convertible note which bears interest at 6% and may be converted into units at the lower of $0.25 per unit or the then market price on the date of conversion until December 31, 2004. Each unit is to consist of one common share of the Company and a warrant to purchase an additional common share at 133% of the unit price for one year following the date of conversion. During the nine months ended January 31, 2005 October Sun converted this note into 1,600,000 common shares and 1,600,000 warrants to purchase that same number of common shares at $0.34 per share until September 30, 2005. As of January 31, 2005, $30,676 was owed to October Sun and included in due to related parties. This balance is without interest or stated terms of repayment.

      (b) United Corporate Advisors ("UCA") is related to the Company by way of common directors. During the nine months ended January 31, 2005 UCA waived its rights to interest under a $195,000 convertible note which bears interest at 6% and may be converted into units at the lower of $0.25 per unit or the then market price on the date of conversion until December 31, 2004. Each unit is to consist of one common share of the Company and a warrant to purchase an additional common share at 133% of the unit price for one year following the date of conversion. During the nine months ended January 31, 2005 UCA converted this note into 780,000 common shares and 780,000 warrants to purchase that same number of common shares at $0.34 per share until September 30, 2005. As of January 31, 2005, $18,609 was owed to UCA and included in due to related parties. This balance is without interest or stated terms of repayment.

      (c) The Company gave its Directors a bonus of $151,500 which was used to exercise 200,000 options at $0.27 per share under the 2000 Plan, 200,000 options at $0.25 under the 2002 Plan, 200,000 options at $0.17 under the 2003c Plan and 50,000 options at $0.27 under the 2003c Plan.

9.    ACCOUNTS PAYABLE

      Accounts payable as at January 31, 2005 includes $699,740 payable by Anhydride Canada. Anhydride Canada does not have the resources to meet these demands and the Company has determined that it will not commit resources to Anhydride Canada or defend such action should the creditors take it. See note 2 Going Concern.

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                   For the Nine Months Ended January 31, 2005
                      (Unaudited - Prepared by Management)

10.   EARTH ENERGY LICENCE AGREEMENT

      On August 12, 2003, the Company became party to an exclusive license agreement for Canada, Central and South America with Earth Energy Resources Ltd. ("Earth Energy") and West Peak Ventures of Canada Ltd. ("West Peak") for the use of Earth Energy's proprietary catalytic process. The process includes a proprietary Catalyst in conjunction with processing equipment to separate hydrocarbons from sand, shale or oil. Under the terms of the underlying license agreement with Earth Energy, the Company will pay $375,799 ($500,000 CDN) by 2005 of which it has paid $106,508
      ($150,000 CDN). The Company will also pay a royalty of 5% and will purchase catalyst and processing equipment from Earth Energy Resources Ltd. for cost plus 25%. The Central and South American license agreement is a three-year option on the same terms with the exception that the license fee is a one-time payment of $500,000 US. The Company is currently renegotiating the terms of its agreement whereby the Company's interest may become a royalty interest.

11.   CONTINGENCY

      In a statement of claim filed against Anhydride Canada and others, the plaintiffs claim they owned a 63.3% interest in the 7-32 well on the Athabasca prospect. The claim also seeks general damages of $3,800,000 ($5,000,000 CDN) from the defendants as well as monetary and special damages as determined by the court. A statement of defense was filed by Anhydride Canada, but given that the property has been written off it will not be actively pursued. Since filing of the statement of defense in April 2003, no further action has been taken by the plaintiff. The Company believes the claim is frivolous and without merit and as such no amount has been accrued by the Company at April 30, 2004 and January 31, 2005.

12.   CONVERTIBLE DEBENTURES

      During the year ended April 30, 2004 the Company issued $1,000,000 of 6% secured convertible debentures, which matured June 1, 2004 and of which $75,015 were still outstanding at January 31, 2005. These debentures are secured by a general security agreement over all of the Company's property. The debentures are convertible into common shares at the lower of 70% of the five-day average closing price of the Company's common shares or $0.45 per share, provided that while the debentures are in good standing the conversion price will not be below $0.15 per share. The Company also issued to the debenture holders 2,666,666 warrants to purchase the same amount of common shares.

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                   For the Nine Months Ended January 31, 2005
                      (Unaudited - Prepared by Management)

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

      During the nine months ended January 31, 2005 the Company issued $1,500,000 of 6% secured convertible debentures, which mature February 28, 2005 and of which $1,366,327 were still outstanding at January 31, 2005. These debentures are secured by a general security agreement over all of the Company's property. The debentures are convertible into common shares at the lower of 70% of the five-day average closing price of the Company's common shares or $0.45 per share, provided that while the debentures are in good standing the conversion price will not be below $0.15 per share. The Company also issued to the debenture holders 5,666,166 warrants to purchase the same amount of common shares. The Company has granted the holders of the debentures registration rights on the underlying common shares. The Company may redeem the convertible notes at a redemption price of 125% of the principal plus interest.

      Subsequent to January 31, 2005 all of the outstanding convertible debentures were converted into 6,424,580 common shares.

13.   INVESTMENT IN ENERGY 51 INC.

      On April 7, 2004, the Company entered into an equity participation and farmout agreement with Energy 51 Inc. ("Energy 51") pursuant to this agreement the Company purchased 750,000 common shares of Energy 51 representing 15.625% of its issued and outstanding share capital for $152,800 ($200,000 CDN). Energy 51 is a privately held Alberta company engaged in the exploration and development of oil and gas primarily in Alberta. The agreement granted the Company the right to purchase a further 750,000 common shares for $157,491 ($200,000 CDN) to bring its interest in Energy 51 to 25% which the Company exercised during the nine months ended January 31, 2005.

      As part of this agreement the Company must be offered the right to participate on all prospects generated by Energy 51 until April 1, 2006. During the nine months ended January 31, 2005 the Company advanced $205,269 towards the Sylvan Lake and Barrhead oil and gas prospects. To date $12,130 in preliminary work has been done on these prospects and this has been charged to exploration costs.

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                   For the Nine Months Ended January 31, 2005
                      (Unaudited - Prepared by Management)

14.   COMMITMENTS

      The Company occupies leased premises in Vancouver, Canada under the terms of a lease expiring January 31, 2006. Annual rental payments are $14,025 ($19,228 CDN).

      The Company entered into a joint venture with a major Canadian chemical company to jointly determine the commercial value of the shale oil in the Pasquia Hills prospect. This agreement is made up of a number of phases and each party may decide not to proceed at any time by giving notice. Phase one consists of research at an estimated cost of $50,000, which, along with the information gathered is to be split equally between the parties. Subsequent phases involve further research and feasibility geared ultimately towards a production contract where the major Canadian chemical company would purchase petrochemical feedstock from the Company for further processing.

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

15.   Future Income Taxes

      The following summarizes the temporary differences that give rise to the future income tax liability:

             Book Value of property in excess of tax value  $  198,749
             Non-capital loss carry-forwards tax benefit       (20,940)
             Share issue costs tax benefit                     (10,174)
                                                            ----------
                                                            $  167,635

                          WESTERN PETROCHEMICALS CORP.
                         (An Exploration Stage Company)
                        FINANCIAL STATEMENTS - UNAUDITED
                          Stated In United States Funds
                            (Prepared by Management)
                                January 31, 2005

                          WESTERN PETROCHEMICALS CORP.
                         (An Exploration Stage Company)
                           BALANCE SHEETS - UNAUDITED
                    AS at January 31, 2005 and April 30, 2004
                          Stated in United States Funds
================================================================================

                                     ASSETS
                                                                  January 31, 2005   April 30, 2004
Current assets
      Cash                                                         $       12,148    $       12,304
      Accounts receivable                                                  76,398            76,398
      Deposits                                                                365               365
                                                                   --------------    --------------
                                                                           88,911            89,067

Equipment (Note 3)                                                         35,379            45,651
Assets held in trust                                                       11,611            11,611
                                                                   --------------    --------------

                                                                   $      135,901    $      146,329
                                                                   ==============    ==============


                                   LIABILITIES
Current liabilities
      Notes payable                                                $       25,540    $       25,540
      Accounts payable and accrued liabilities                            896,906           861,115
                                                                   --------------    --------------
                                                                          922,446           886,655

Shareholders' loan (Note 4)                                               103,269           103,080
Liability for assets held in trust                                         11,611            11,611
                                                                   --------------    --------------
                                                                        1,037,326         1,001,346
                                                                   --------------    --------------


                              STOCKHOLDERS' DEFICIT
Capital stock
  Authorized an unlimited amount of class A common shares Issued
    22,252925 class
  A common shares for January 31, 2005
  and April 30, 2004                                                      712,343           712,343
Cumulative translation adjustment                                        (102,094)         (102,094)
Retained earnings (deficit)                                            (1,511,674)       (1,465,266)
                                                                   --------------    --------------
                                                                         (901,425)         (855,017)
                                                                   --------------    --------------

                                                                   $      135,901    $      146,329
                                                                   ==============    ==============

SEE NOTES TO THE FINANCIAL STATEMENTS

                          WESTERN PETROCHEMICALS CORP.
                         (An Exploration Stage Company)
                 STATEMENT OF STOCKHOLDERS' DEFICIT - UNAUDITED
                  FROM INCEPTION OCTOBER 22, 1999 TO APRIL 30,
         2001 AND FOR THE YEARS ENDED APRIL 30, 2002, 2003 AND 2004 AND
                     THE NINE MONTHS ENDED JANUARY 31, 2005
                          Stated in United States Funds

                                                             Translation
                         No. of Shares        Amount          Adjustment         Deficit            Total
                         --------------   --------------    --------------    --------------    --------------
 Inception
  October 22, 1999
  to April 30, 2001                   1   $            1    $           --    $       (3,813)   $       (3,812)
   Cash                       1,629,999          215,807             1,608          (488,593)         (271,178)
   Income tax recovery               --          (43,610)               --                --           (43,610)
   Property                  16,000,000           25,555                --                --            25,555
                         --------------   --------------    --------------    --------------    --------------
 April 30, 2002              17,630,000          197,753             1,608          (492,406)         (293,045)
   Cash                       4,622,925          618,172           (73,570)         (793,395)         (248,793)
   Income tax recovery               --         (103,582)               --                --          (103,582)
                         --------------   --------------    --------------    --------------    --------------
 April 30, 2003              22,252,925          712,343           (71,962)       (1,285,801)         (645,420)
   Cash                              --               --           (30,132)         (179,465)         (209,597)
                         --------------   --------------    --------------    --------------    --------------
 April 30, 2004              22,252,925          712,343          (102,094)       (1,465,266)         (855,017)
 Cash                                --               --                --           (46,408)          (46,408)
                         --------------   --------------    --------------    --------------    --------------
 January 31, 2005            22,252,925   $      712,343    $     (102,094)   $   (1,511,674)   $     (901,425)
                         ==============   ==============    ==============    ==============    ==============

SEE NOTES TO THE FINANCIAL STATEMENTS

                          WESTERN PETROCHEMICALS CORP.
                         (An Exploration Stage Company)
          STATEMENT OF OPERATIONS AND STOCKHOLDERS' DEFICIT - UNAUDITED
              FOR THE SIX MONTHS ENDED OCTOBER 31, 2004, 2003, AND
               FROM INCEPTION OCTOBER 22, 1999 TO JANUARY 31, 2005
                          Stated in United States Funds

                                                              From Inception
                                     For the Nine Months      October 22, 1999
                                      Ended January 31,              to
                                    2005            2004      January 31, 2005
Expenses
  Exploration costs             $     35,262    $    108,079    $  1,560,601
  Amortization                        10,272           3,450          37,613
  Interest and bank charges              874              --           4,018
  Miscellaneous                           --              --             995
  Office and general                      --          13,087          18,226
  Professional fees                       --           1,156          37,413
                                ------------    ------------    ------------

Loss before income taxes             (46,408)       (125,772)     (1,658,866)

Income tax recovery                       --              --         147,192
                                ------------    ------------    ------------

Net Loss                             (46,408)       (125,772)   $ (1,511,674)
                                                                ============

Deficit - beginning of period     (1,465,266)     (1,285,801)
                                ------------    ------------

Deficit - End of period         $ (1,511,674)   $ (1,411,573)
                                ============    ============

                      SEE NOTES TO THE FINANCIAL STATEMENTS

                          WESTERN PETROCHEMICALS CORP.
                         (An Exploration Stage Company)
                       STATEMENT OF CASH FLOWS - UNAUDITED
              FOR THE SIX MONTHS ENDED OCTOBER 31, 2004, 2003, AND
               FROM INCEPTION OCTOBER 22, 1999 TO JANUARY 31, 2005
                          Stated in United States Funds

                                                                                      From Inception
                                                        For the Nine Months          October 22, 1999
                                                          Ended January 31 ,                to
                                                       2005              2004        January 31 , 2005
Cash provided by (used in) operating activites:
    Net loss                                      $      (46,408)   $     (125,772)   $   (1,511,674)
    Items not involving cash:
      Amortization                                        10,272             3,450            41,037
      Income tax recovery                                     --                --          (147,192)
      Shares issued for properties                            --                --            25,555
                                                  --------------    --------------    --------------
                                                         (36,136)         (122,322)       (1,592,274)
    Non-cash operating working
     capital                                              35,791           120,155           820,147
                                                  --------------    --------------    --------------
                                                            (345)           (2,167)         (772,127)
                                                  --------------    --------------    --------------
Cash (used in) investing
  activities                                                  --                --           (76,418)
                                                  --------------    --------------    --------------
Cash provided by (used in)
 financing activities
   Due to  bank                                               --                --                --
   Proceeds from note payable                                 --                --            39,404
   Repayment of note payable                                  --           (13,869)          (13,866)
   Increase in shareholders' loan                            189            51,313           103,269
   Capital stock issuance                                     --                --           833,980
                                                  --------------    --------------    --------------
                                                             189            37,444           962,787
                                                  --------------    --------------    --------------
Currancy translation
 adjustment                                                   --           (27,779)         (102,094)
                                                  --------------    --------------    --------------

Increase  in cash                                           (156)            7,498    $       12,148
                                                                                      ==============

Cash - beginning of period                                12,304             4,318
                                                  --------------    --------------

Cash - end of period                              $       12,148    $       11,816
                                                  ==============    ==============

SEE NOTES TO THE FINANCIAL STATEMENTS

                          WESTERN PETROCHEMICALS CORP.
                         (An Exploration Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS - UNAUDITED
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2004
                          Stated in United States Funds

1.    Going concern and nature of operations

      The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishments of liabilities in the normal course of business. The Company has incurred losses during the period from inception, October 22, 1999, to January 31, 2005 of $1,511,674.

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

      Depreciation of non-resource assets

      Equipment is recorded at cost less accumulated amortization. Amortization is provided on the diminishing balance basis over the estimated useful life of the assets at the following annual rates:

            Equipment 30%

                          WESTERN PETROCHEMICALS CORP.
                         (An Exploration Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS - UNAUDITED
                   FOR THE NINE MONTHS ENDED JANUARY 31, 2005
                          Stated in United States Funds


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

3.    Equipment

                January 31, 2005
                  Accumulated          Net         April 30, 2004
     Cost         Amortization      Book Value     Net Book Value

$       77,120   $       48,589   $       38,803   $       45,651
==============   ==============   ==============   ==============

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

                          WESTERN PETROCHEMICALS CORP.
                         (An Exploration Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS - UNAUDITED
                   FOR THE NINE MONTHS ENDED JANUARY 31, 2005
                          Stated in United States Funds
                            (Prepared by Management)

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

Plan of Operations

The Company is in the exploration stage and does not currently have any income from operating activities. The Company has a working capital deficit of $1,862,127 and minimal other capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has accumulated stockholder's deficiency of $517,779. Management intends to raise additional capital through the issuance of equity and or debt to finance operations and invest in other business opportunities, however, no assurance can be given that the Company will be successful in raising additional capital or that other business opportunities will be found.

During the nine months ended January 31, 2005 the Company spent $214,236 in an exploration program on its Pasquia Hills, Oil Shale prospect. The Company also entered into a joint venture with a major Canadian chemical company to jointly determine the commercial value of the shale oil in the Pasquia Hills prospect. This agreement is made up of a number of phases and each party may decide not to proceed at any time by giving notice. Phase one consists of research at an estimated cost of $50,000 (CDN) which along with the information learned are to be split equally between the parties. Subsequent phases involve further research and feasibility geared ultimately towards a production contract where the major Canadian chemical company would purchase petrochemical feedstock from the Company for further processing. Depending on the outcome of additional testing and the level of interest of the joint venture partner this prospect could become the primary focus for the Company in the future.

During the nine months ended January 31, 2005 the Company acquired a 49% interest in the Firebag, Saskatchewan prospect which covers approximately 2,000 square miles in north western Saskatchewan along the Alberta border. The prospective lands host Fort McMurray and Wabiskaw Palo channel zones containing Athabasca Oil Sands. This interest was acquired for $769,125 ($1 million CDN) and a 2.5% gross overriding royalty.

The Company has another agreement to purchase the remaining 51% interest through the indirect purchase of 100% of the issued and outstanding shares of American Oilsands Company Inc., a private Alberta, Canada, company, for $1,210,263 ($1,500,000 CDN), 2 million common shares and $0.11 per barrel in royalties. Included in property costs for the nine months ended January 31, 2005 is $437,962 ($550,000 CND) which the Company paid towards this purchase with the balance due April 8, 2005.

The 49% interest in the Firebag Saskatchewan prospect is held by the Company's subsidiary OQI, an Alberta, Canada company. In order to finance the purchase OQI borrowed $769,125 ($1 million CDN) from the Company by way of a convertible note. This convertible note is due September 29, 2008, bears interest at 3% and is convertible into common shares of OQI at $1.06 ($1.30 CND) per share. OQI was acquired by the Company, on September 24, 2004, and the Company held all 100 of the issued and outstanding shares of OQI. In order to secure management, raise funds for the exploration of the project and the payment required for the remaining 51% of the project OQI issued 3 million OQI shares to OQI management and 6,999,900 OQI shares to the Company at $.001 per share. The Company has entered into an agreement with OQI whereby it has agreed that upon acquiring the shares of American Oilsands Company Inc. it will sell them to OQI for $968,210 ($1,200,000 CDN) cash and a 242,053 ($300,000 CDN) convertible note on the same terms as noted above. OQI has raised $174,00 ($210,000 CND) through the sale of 420,000 OQI shares, has issued options to its directors whereby they may acquire up to 300,000 shares at $0.40 ($0.50 CND) per share, subject to a one year vesting, issued 315,00 flow-through common shares for proceeds of 508,310 ($630,000 CND) and 5,875 warrants to finders in relation to the sale of its shares whereby each warrant maybe converted into one common share at $1.61 ($2.00 CND) until June 30, 2006. As at January 31, 2005 the Company held 65.2% of the issued and outstanding shares of OQI. The Company has the right of first offer on future financings.

Subsequent to January 31, 2005 OQI issued $242,053 ($300,000 CND) unsecured convertible debentures which bear interest at 3%, are due three years from the date of issuance and are convertible into common shares of OQI at $1.01 ($1.25
CND) per share during first year and then at $1.29 ($1.60 CND) per share thereafter. In conjunction with this offering OQI also issued 93,750 warrants whereby for each warrant held the holder may purchase an additional common share at $1.29 ($1.60 CND) per share for a period of the earlier of the date OQI begins trading on a recognized exchange or three years from the issuance date.

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

During the nine months ended January 31, 2005 the Company increased its investment in Energy 51 Inc. by purchasing $157,491 of its equity to increase its equity interest to 25%. Energy 51 Inc. is a privately held Alberta oil and gas exploration company. The Company retains the right to participate on all prospects generated by Energy 51 Inc. through to April 1, 2006. During the nine months ended January 31, 2005 the Company advanced $205,269 towards the Sylvan Lake and Barrhead oil and gas prospects. To date $12,130 in preliminary work has been done on these prospects and this has been charged to exploration costs.

The Company continues to hold its interest in the Earth Energy Licence Agreement and is currently renegotiating the terms of its agreement whereby the Company's interest may become a royalty interest. Likewise the Company continues to hold its 20% interest in Uranium Holdings Corporation which is exploring for uranium but does not intend to spend any further funds other than to maintain its interest at this time.

Changes in Financial Condition

During the nine months ended January 31, 2005 the primary focus of the Company was on the exploration of its Pasquia Hills, Oil Shale prospect, completing agreements to purchase the Firebag Sask., Tar Sands prospect and finding funding for the Company. For the nine months ended January 31, 2004 the primary focus of the Company was on finding a business plan and / or project of significant merit for the Company and in dealing with the creditor and other issues related to failure of the Company's exploration program. Management fees for the nine months ended January 31, 2005 of $54,000 (2004 - $108,857) decreased as the former president of the Company resigned and the new president of the Company is not paid a management fee. Advertising and promotion costs of $186,204 (2004 - $125,412) were up as a result of the Company actively seeking financing for the Firebag Sask., Oil Sands prospect. Consulting expense of $1,341,829 (2004 - $337,846) was up significantly as the Company tried to conserve its cash resources by paying consultants with bonus shares. Included in consulting expenses as at January 31, 2005 is $147,500 paid to directors of the Company and used to exercise 650,000 shares under option plans. Travel costs of $22,285 (2004 - $21,248) are directly related to costs associated with financing attempts and meetings pertaining to the development of the Companies projects. Professional fees of $199,969 (2004 - $92,642) continued to be a major expense to the Company as it incurred costs related to evaluating various business proposals, dealing with Anhydride Canada's creditor situation and legal work pertaining to the convertible debenture financing. The Company incurred a significant increase in transfer agent fees of $38,017 (2004 - $10,414) as a result of calling an annual general meeting. Rent costs of the Company have increase to $19,754 (2004 - $10,455) a result of a significantly higher Canadian dollar relative to the United States dollar and the addition of rental costs of OQI. Likewise the Company's office costs are significantly higher at $45,072 (2004 - $12,230) as a result of a significantly higher Canadian dollar relative to the United States dollar, an increase volume of office related costs primarily related to OQI and work done on the Pasquia Hills project. The Company also incurred $124,516 (2004 - $2,706) in bank charges and interest primarily as a result of interest and penalties on its convertible debentures, which it did not have in the prior period. During the period the Company spent $360,234, primarily on exploration of its Pasquia Hill Oil Shale prospect while during the prior period the Company's exploration activity was minimal. In conjunction with its fund raising activities the Company had a non-cash financing expense of $1,593,503 which is related to the discount offered on the convertible debenture financing, warrants issued in conjunction with its private placements and other warrants issued. In total the Company experienced a net loss of $3,916,775 or $0.14 per share for the nine months ended January 31, 2005, compared to a net loss of $922,808 or $0.05 per share for the nine months ended January 31, 2004. The Company expects to continue to incur operating losses and will continue to be dependent on additional equity or debt sales and or property joint ventures to fund its activities in the future.

We have no revenues, and our operating results, profitability and future rate of growth depend solely on our ability to successfully implement our business plan and our ability to raise further funding, as well as OQI's ability to raise funding for its projects. We plan to fund future operations by way of joint venture agreements and or other forms of financing, including the public offering or private placement of equity or debt securities. However, we cannot assure you that joint venture partners, debt or equity financing will be available to us on acceptable terms to meet these requirements. The Company has no revenues.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

During the period there were no material developments in the status of legal proceedings as reported in the April 30, 2004 10K-SB except as noted below:

      o On September 29, 2004 Baker Hughes Canada Company filed a statement of claim against Anhydride Canada in the amount of $49,914.05 CDN plus interest and costs in the Supreme Court of British Columbia, Canada. Anhydride Canada has not filed a statement of defense and does not intend to do so.

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

      o On March 10, 2004 the Company was served a writ of summons by KPMG LLP to appear at the Supreme Court of British Columbia, Canada, and a statement of claim pertaining to $39,625.99 CDN plus costs relating to an outstanding accounts payable. The Company has responded to the summons but has not as yet responded to the claim.

Item 2. Changes in Securities; Recent Sales of Unregistered Securities

      The following equity securities were sold by the Company during the period covered by this report that are not registered under the Securities Act and have not otherwise been reported by the Company.

On December 20, 2004 the Company issued shares upon exercise of outstanding options, under its 2003c Plan, at $0.27 per share as to 50,000 shares of Common Stock to Thornton Donaldson. The option and shares issued were issued in reliance on the exemption from registration contained in Section 4(2) and Regulation S under the Act.

On December 21, 2004 the Company issued the following shares of Common Stock pursuant to the conversion of $31,080 of 6% secured convertible debentures:

                  Viscount Investments Ltd.          50,000
                  Bais Yaakov Moshe                  50,000
                  JM Investors                       50,000

The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

On December 29, 2004 the Company issued the following shares of Common Stock pursuant to the conversion of $53,075 of 6% secured convertible debentures:

                  Viscount Investments Ltd.          50,000
                  Bais Yaakov Moshe                  50,000
                  Johnathan Mayer                    25,000
                  Alpha Capital                      48,263
                  JM Investors                       50,000
                  Alpha Capital                      52,521

The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

On January 5, 2005 the Company issued the following shares of Common Stock pursuant to the conversion of $24,000 of 6% secured convertible debentures:

                  Viscount Investments Ltd.          50,451
                  Bais Yaakov Moshe                  26,469
                  JM Investors                       50,451

The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

On January 11, 2005 the Company issued Viscount Investments Ltd. 26,316 shares of Common Stock pursuant to the conversion of $5,000 of 6% secured convertible debentures. The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

On January 14, 2005 the Company issued the following shares of Common Stock pursuant to the conversion of $44,637.50 of 6% secured convertible debentures:

                  Viscount Investments Ltd.                     25,000
                  Bais Yaakov Moshe                             25,000
                  JM Investors                                  25,000
                  Alpha Capital                                112,045
                  Jonathan Mayer                                17,929
                  JM Investors                                  25,000
                  Viscount Investments Ltd.                     25,000

The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

On January 19, 2005 the Company issued the following shares of Common Stock pursuant to the conversion of $58,370.50 of 6% secured convertible debentures:

                  JM Investors                                 133,456
                  JM Investors                                  28,571
                  Platinum Partners                             28,571
                  Platinum Partners                             28,571
                  Martin Stern                                  28,571
                  Leon Goldenberg                               28,571
                  Shalom Torah Center                           28,571
                  Solomon Lesin                                 28,571

The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

On January 20, 2005 the Company issued shares upon exercise of outstanding options, under its 2003c Plan, at $0.31 per share as to 400,000 shares of Common Stock to Timothy Brock. The option and shares issued were issued in reliance on the exemption from registration contained in Section 4(2) and Regulation S under the Act.

On January 21, 2005 the Company issued the following shares of Common Stock pursuant to the conversion of $10,000 of 6% secured convertible debentures:

                  Tayside Trading Ltd.                          27,685
                  Tayside Trading Ltd.                          28,121

The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

On January 24, 2005 the Company issued the following shares of Common Stock pursuant to the conversion of $15,000 of 6% secured convertible debentures:

                  Platinum Partners                             27,778
                  Zenny Trading Ltd.                            52,632

The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

On January 25, 2005 the Company issued the following shares of Common Stock pursuant to the conversion of $67,000 of 6% secured convertible debentures:

                  Tayside Trading Ltd.                          52,638
                  Alpha Capital                                166,113
                  JM Investors                                  26,316
                  Platinum Partners                             52,632
                  Shalom Torah Center                           26,316
                  Bais Yaakov Moshe                             10,526
                  Viscount Investments Ltd.                     28,571

The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

On January 26, 2005 the Company issued the following shares of Common Stock pursuant to the conversion of $22,000 of 6% secured convertible debentures:

                  JM Investors                                26,316
                  Platinum Partners                           52,632
                  Shalom Torah Center                         26,316
                  Bais Yaakov Moshe                           10,526

The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

On February 10, 2005 the Company issued the following shares of Common Stock pursuant to the conversion of $766,000 of 6% secured convertible debentures:

                  JM Investors                                 27,561
                  JM Investors                                 91,870
                  JM Investors                                 95,557
                  JM Investors                                191,113
                  Viscount Investments Ltd.                   183,739
                  Viscount Investments Ltd.                   191,113
                  Platinum Partners                           238,892
                  Platinum Partners                           298,576
                  Leon Goldenberg                              95,557
                  Leon Goldenberg                              91,870
                  Shalom Torah Center                          71,667
                  Shalom Torah Center                          68,902
                  Martin Stern                                 47,778
                  Martin Stern                                 45,935
                  Solomon Lesin                                71,667
                  Zenny Trading Ltd.                          238,892
                  Zenny Trading Ltd.                          229,674
                  Alpha Capital                               505,282
                  Alpha Capital                               505,282
                  Tayside Trading Ltd.                        275,609

The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

On February 15, 2005 the Company issued the following shares of Common Stock pursuant to the conversion of $20,225.48 of 6% secured convertible debentures:

                  Jonathan Mayer                                   811
                  Tayside Trading Ltd.                          47,778
                  Tayside Trading Ltd.                          47,778

The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

On February 17, 2005 the Company issued the following shares of Common Stock pursuant to the conversion of $13,155.00 of 6% secured convertible debentures:

                  JM Investors                                  18,083
                  Solomon Lesin                                 38,963

The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

On February 17, 2005 the Company issued the following shares of Common Stock pursuant to the conversion of $26,615.98 of 6% secured convertible debentures:

                  JM Investors                                28,571
                  Bais Yaakov Moshe                           50,721
                  Solomon Lesin                               28,571

The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

On February 24, 2005 the Company issued the following shares of Common Stock pursuant to the conversion of $26,615.98 of 6% secured convertible debentures:

                  JM Investors                                28,571
                  Bais Yaakov Moshe                           50,721
                  Solomon Lesin                               28,571

The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

On March 3, 2005 the Company issued the following shares of Common Stock pursuant to the conversion of $263,271.62 of 6% secured convertible debentures:

                  Viscount Investments Ltd.                     44,007
                  JM Investors                                 252,047
                  Platinum Partners                            211,327
                  Martin Stern                                  65,054
                  Zenny Trading Ltd.                           387,010
                  Zenny Trading Ltd.                             5,355
                  Shalom Torah Center                           42,265
                  Leon Goldenberg                               21,133
                  Solomon Lesin                                 84,531

The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

On March 8, 2005 the Company issued the following shares of Common Stock pursuant to the conversion of $356,931.94 of 6% secured convertible debentures:

                  Viscount Investments Ltd.                     85,054
                  Viscount Investments Ltd.                     85,370
                  Leon Goldenberg                               43,625
                  Martin Stern                                  41,667
                  Solomon Lesin                                 80,969
                  Shalom Torah Center                          106,778
                  JM Investors                                 102,994
                  JM Investors                                 105,339
                  Platinum Partners                            216,493
                  Platinum Partners                              5,770
                  Alpha Capital                                422,654
                  Viscount Investments Ltd.                      3,722
                  Viscount Investments Ltd.                      8,720
                  Leon Goldenberg                                4,492
                  Martin Stern                                   3,917
                  Solomon Lesin                                  6,066
                  Shalom Torah Center                            6,166
                  JM Investors                                   3,906
                  JM Investors                                  16,666
                  Platinum Partners                             19,307
                  Alpha Capital                                 87,912
                  Zenny Trading Ltd.                            15,681
                  Bais Yaakov Moshe                                121
                  Jonathan Mayer                                   376
                  Tayside Trading Ltd.                          10,274

The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

Item 4.     Submission of Matters to a Vote of Security Holders

On November 1, 2004 the Company held an annual meeting of its shareholders.

The first item on which the shareholders voted was the re-election of Messrs. Donaldson and Timmins, both of whom were re-elected. The votes were cast as follows:

-------------------------------- -------------------------- -------------------------
Name                             Shares FOR                 Withhold Authority
-------------------------------- -------------------------- -------------------------
Thornton J. Donaldson             22,652,455                 83,082
-------------------------------- -------------------------- -------------------------
William G. Timmins                22,673,955                 61,582
-------------------------------- -------------------------- -------------------------

The second item on which the shareholders voted was the approval of an amendment to the Company's Articles of Incorporation to change the name of the Company to CanWest Petroleum Corporation. The votes were cast as follows:

--------------------------- ------------------------- --------------------------
Shares FOR                  Shares AGAINST            ABSTAIN
--------------------------- ------------------------- --------------------------
22,705,537                  25,000                     5,000
--------------------------- ------------------------- --------------------------

The third item on which the shareholders voted was approval of an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 40,000,000 to 100,000,000 shares. The votes were cast as follows:

--------------------------- ------------------------- --------------------------
Shares FOR                  Shares AGAINST            ABSTAIN
--------------------------- ------------------------- --------------------------
21,906,368                  473,869                   355,300
--------------------------- ------------------------- --------------------------

Item 5.     Other Information

            None

Item 6.     Exhibits

      (a)   Exhibits

            3.1(a) Articles of Incorporation, as amended. (1), (2)
            3.2   Bylaws.(2)
            10.3 Purchase and Sale Agreement dated November 8, 2004 between Canwest Petroleum Corporation (f/k/a Uranium Power Corporation), Western Canadian Mint Inc., Bullion Fund Inc, et al, and American Oilsands Company Inc. (3)
            10.4 Amendment to Purchase and Sale Agreement dated November 25, 2004 between Canwest Petroleum Corporation (f/n/a Uranium Power Corporation), Western Canadian Mint Inc., Bullion Fund Inc, et al, and American Oilsands Company Inc. (3)
            10.5 Letter Agreement between Oilsands Quest, Inc. and CanWest Petroleum Corporation dated November 12, 2004 regarding purchase of Western Canadian Mint Shares. (3)
            10.6  Minimum Initial Investment Letter Agreement between Oilsands
                  Quest, Inc. and CanWest Petroleum Corporation. (3)
            10.7  Right of First Refusal Letter Agreement between Oilsands
                  Quest, Inc. and CanWest Petroleum Corporation. (3)
            10.8  OQI(f/k/a 808099 Alberta Ltd) $1,00,000 Convertible Debenture.
                  (3)
            31.1 Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
            31.2 Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
            32.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
            32.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

--------------
      (1)   Incorporated by reference from Form 8-K, filed November 29, 2004.
      (2)   Incorporated by reference from Form 10-SB, filed October 14, 1999.
      (3)   Incorporated by reference from Form 10-QSB, filed December 20,
            2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CANWEST PETROLEUM CORPORATION


Date:  March 21, 2005                   By:  /s/ Thornton J. Donaldson
                                           -----------------------------------
                                             Thornton J. Donaldson, President,
                                             Chief Executive Officer, Chief
                                               Financial Officer and Director