Form 10KSB
period 2005-04-30
CANWEST PETROLEUM CORP
filed 2005-07-29
CIK 1096791

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2005.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 0-27659


                          CANWEST PETROLEUM CORPORATION
                 (Name of small business issuer in its charter)


           Colorado                                     98-0461154
------------------------------                  --------------------------------
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

As of July 28, 2005, there were 61,801,679 shares of the Registrant's $.001 par value Common Stock ("Common Stock"), Registrant's only outstanding class of voting securities, outstanding. The aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the closing bid price on July 28, 2005, is $25,029,680.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

This document contains technical and geological terms, which are defined in the Glossary of Terms, which appears at the end of Part I of this Report. All future payments in Canadian dollars have been converted to United States dollars using an exchange rate of $1 U.S. = $1.2586 Cdn., which was the April 30, 2005 exchange rate.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement expected to be filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's annual meeting of shareholders are incorporated by reference into portions of Part III of this Form 10-KSB.

                                     PART I

When we use the terms "CanWest Petroleum Corporation," the "Company," "we," "us," "our," or "CWPC," we are referring to CanWest Petroleum Corporation and its subsidiaries, unless the context otherwise requires. We have included technical terms important to an understanding of our business under "Glossary of Common Mining Terms" at the end of this section. Throughout this document we make statements that are classified as "forward-looking." Please refer to the "Forward-Looking Statements" section of this document for an explanation of these types of assertions.

Item 1.  BUSINESS

Business.

Background

We are a Colorado corporation formed on April 3, 1998 as Uranium Power Corporation and on November 2, 2004 we changed our name to CanWest Petroleum Corporation. On April 30, 2002 we acquired our wholly-owned subsidiary, Anhydride Petroleum (USA) Inc. ("Anhydride USA"), and Anhydride USA's wholly-owned subsidiary, Anhydride Petroleum (Canada) Inc. ("API Canada"). On September 24, 2004, we acquired all of the issued and outstanding shares of 808099 Alberta Ltd., which was previously inactive, and on November 3, 2004 changed its name to Oilsands Quest Inc. ("OQI"). As of April 30, 2005 we held a 64.89% interest in OQI. On April 21, 2005 we acquired a 97.53% interest in Western Petrochemcials Corp. ("WPC") through the issuance of 10,728,124 common shares.

Our primary business activity had been in the exploration for uranium and petroleum in Canada, however, during the year ended April 30, 2003 we wrote off our investments in the resource properties that we were then holding, as we had no further plans to develop them. We then began to actively seek new business opportunities in the oil and gas sectors and our business plan is now focused on the Pasquia Hills Oil Shale prospect and the Firebag East Oilsands prospect. In conjunction with our Pasquia Hills Oil Shale prospect and the Firebag East Oilsands prospect we are also continuing to evaluate certain technologies involving the separation of hydrocarbons from oil sand and oil shale. The Company has an interest in Energy 51 Inc. ("Energy 51"), a conventional oil and gas company, and is currently participating in two of its oil and gas projects. Finally, the Company continues to maintain a small interest in some uranium property through its interest in Uranium Holdings Corporation.

Pasquia Hills Prospect, Oil Shale Exploration

In October 2003, we entered into a preliminary agreement with WPC. The agreement, which was subject to many contingencies, granted the Company the right to acquire a 60% joint venture interest from WPC in the Pasquia Hills Oil Shale Project, covering approximately 700,000 acres located in the Pasquia Hills area of Saskatchewan. Pursuant to the agreement, we made a payment of $26,090 to WPC on October 3, 2003 and which resulted in our business plan now involving the exploration for and mining of oil shale in Pasquia Hills, Saskatchewan and the refining of certain petrochemical feedstocks derived from oil shale.

In December 2003, we reached a second preliminary agreement with WPC and its major shareholders to acquire all of the issued and outstanding shares of WPC, which was entered into on January 28, 2004. WPC and its major shareholders agreed that we would acquire all of the issued and outstanding shares of WPC for the equivalent of up to 900,000 Series A Shares, which were to be convertible into 9,000,000 common shares, and 2,000,000 common shares of the Company with certain registration rights. WPC's major shareholders committed their shares of WPC in the transaction in January 2004, although we did not close the transaction until April 2005.

On April 23, 2004 we acquired from Powermax Energy Inc. ("Powermax") all of its rights and obligations under a March 1, 2003 Farmout and Joint Venture Agreement between WPC and Powermax for 92,600 common shares with a cost of $36,114 and $29,923 cash. This Farmout and Joint Venture Agreement pertained to certain of WPC's western lands.

On April 21, 2005 the Company issued 10,728,124 common shares (in lieu of Series A and common shares, as previously described) to the major shareholders of WPC and acquired a 97.53% interest in WPC. At the time the shares were issued WPC's liabilities exceeded its assets by $926,200 and this along with $2,209,219 for the common shares issued has been recorded as Pasquia Hills property acquisition costs. As at April 30, 2005 the Company through its interest in WPC controls the Pasquia Hills Oil Shale prospect.

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

The analytical data for the WPC shale oil indicate that it includes an unusually large percentage of attractive petrochemical feedstock components. This supports WPC's unique vision of creating a facility that solely produces petrochemical feedstocks and primary petrochemicals.

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

Pasquia Hills Feedstocks
The WPC shale oil fractional composition suggests production of both petrochemical feedstock and primary petrochemicals. Assuming that the compositional data for the WPC oil shale is accurate, the expected feedstock production would be: toluene, styrene, benzene, aphtha, and ethylbenzene. Each of these petrochemicals and petrochemical feedstock are characterized by unique properties. These unique properties result in unique market uses.

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

Joint Venture with a Canadian Chemical Company

On November 24, 2004, we entered into a joint venture with a Canadian chemical company to jointly determine the commercial value of the shale oil in the Pasquia Hills prospect. This agreement is made up of a number of phases and each party may decide not to proceed at any time by giving notice. Phase one consists of research at an estimated cost of $50,000, which along with the information learned, is to be split equally between the parties. Subsequent phases involve further research and feasibility geared ultimately towards a production contract where the Canadian chemical company would purchase petrochemical feedstock from our further processing. To date the Company is still involved in phase one and as had not reached any conclusions.

Business objectives over the next twelve months

The Company plans to continue to work with its joint venture partner to determine the commercial value of the oil shale in the Pasquia Hills prospect and in this regard intends to conduct an exploration program budgeted at $174,800.

Firebag, East Oil Sands Prospect

During the year ended April 30, 2005 the Company acquired a 49% interest in the Firebag, Saskatchewan prospect that covers approximately 2,000 square miles in northwestern Saskatchewan along the Alberta border. The prospective lands host Fort McMurray and Wabiskaw Palo channel zones containing Athabasca Oil Sands. This interest was acquired for $769,125 ($1 million CDN), 50,000 common shares with a deemed value of $19,000 and a 2.5% gross overriding royalty.

In November, 2004 the Company entered into another agreement with the shareholders of Western Canadian Mint Inc. ("WCM") to purchase the remaining 51% interest through the indirect purchase of 100% of the issued and outstanding shares of American Oilsands Company Inc. ("AOC'), a private Alberta, Canada, company, for $1,202,131 ($1,500,000 CDN), 2 million common shares and $0.11 per barrel in royalties. During the year ended April 30, 2005 the Company had made a non-refundable payment of $437,962 ($550,000 CND) and issued 2 million common shares. Included in property costs for the year ended April 30, 2005 is the $437,962 plus $640,000 related to the issuance of the 2 million common shares.

The 49% interest in the Firebag Saskatchewan prospect is held by the Company's subsidiary OQI which was acquired to explore and develop the Firebag East prospect. The Company, acquired OQI on September 24, 2004 and held all 100 of the issued and outstanding shares. In order to finance the purchase OQI borrowed $794,534 ($1 million CDN) from the Company by way of a convertible note. This convertible note is due September 29, 2008, bears interest at 3% and is convertible into common shares of OQI at $1.06 ($1.30 CND) per share.

In order to secure management, raise funds for the exploration of the project and the payment required for the remaining 51% of the project OQI issued 3 million OQI shares to OQI management and 6,999,900 OQI shares to the Company at $.001 per share.

Additional private placements by OQI during the year ended April 30, 2005 are as follows:

      - Raised by way of a private placement $166,852 ($210,000 CND) through the sale of 420,000 common shares;

      - OQI issued 315,000 common shares, pursuant to which income tax deductions pertaining to exploration equal to the proceeds are claimable by the investors ("Flow-through Common Shares"), for proceeds of $500,556 ($630,000 CND) and 5,875 warrants to finders in relation to the sale of these shares whereby each warrant maybe converted into one common share at $1.59 ($2.00 CND) until June 30, 2006; and

      - OQI issued 15,000 common shares and 37,500 Flow-through Common Shares for proceeds of $78,659 ($99,000 CND), 375 warrants to finders in relation to the sale of these shares whereby each warrant maybe converted into one common share at $1.28 ($1.60 CND) until October 1, 2006 and 625 warrants to finders in relation to the sale of these shares whereby each warrant maybe converted into one common share at $1.59 ($2.00 CND) until October 1, 2006.

OQI also issued $876,073 ($1,100,000 CDN) 3% unsecured convertible debentures which mature as to $238,929 ($300,000 CDN) on February 28, 2008, $79,643
($100,000 CDN) on April 1, 2008 and $557,501 ($700,000 CDN) on April 15, 2008.
The notes are convertible into common shares of OQI at a rate of $0.99 ($1.25
CDN) for one year following their issuance and then at $1.27 ($1.60 CND) per share until maturity. In conjunction with this offering the OQI also issued 343,750 warrants to purchase that same number of common shares at a price of $1.27 ($1.60 CND) until the earlier of i) the Company being listed for trading on a recognized stock exchange or ii) the maturity date.

OQI issued 300,000 options to acquire that same number of shares at $0.40 ($0.50
CND) until November 12, 2009, subject to a vesting period of one year.

From the proceeds of the share issuances and convertible debentures OQI made non-refundable property payments of $406,629 ($500,000 CND) towards the purchase of the remaining 51% of the project leaving a commitment to pay $357,540 ($450,000 CND) as at April 30, 2005.

OQI reached agreement with its President and Chief Financial Officer whereby, subject to certain conditions, they each have agreed to provide their services to OQI in return for $66,741 ($84,000 CND) per year until certain business targets are met and thereafter at $139,043 ($175,000 CND) per year which subsequent to April 30, 2005 have been met. These agreements also contain termination clauses whereby OQI has agreed to pay the officers, subject to certain conditions, an amount of up to one and one-half times their annual pay should they be terminated for reasons other than cause.

The Company has the right of first offer on future financings.

As at April 30, 2005 the Company held 7,000,000 common shares, representing 64.89% of the issued and outstanding shares of OQI. The non-controlling shareholders 35.11% interest in OQI represented $448,224 of its net assets.

Subsequent to April 30,2005 OQI issued 1,524,875 Flow-through Common Shares and 767,628 units under a private placement for gross proceeds of $3,490,464 ($4,393,099 CND). Each unit consisted of one common share and warrant entitling the holder to acquire one common share at $1.59 ($2.00 CND). These warrants expire as to 717,628 warrants on May 31, 2007 and 50,000 warrants on June 15, 2007. In conjunction with this financing OQI also issued agents warrants whereby the agent may acquire up to 146,475 common shares and 14,000 common shares both at $1.39 ($1.75 CND) until May 31, 2008 and June 15, 2008 respectively and 146,475 common shares and 14,000 common shares both at $1.59 ($2.00 CND) until May 31, 2008 and June 15, 2008 respectively.

Also subsequent to April 30, 2005, the Company agreed to convert the non-refundable payment of $437,962 ($550,000 CND) that the Company made towards the purchase of the 51% interest in the property into 297,688 common shares and a warrant to acquire up to an additional 647,688 common shares at $1.59 ($2.00
CND) until June 13, 2007.

On May 3, 2005 OQI completed the purchase of the remaining 51% interest in the property by paying $357,540 ($450,000 CND) to the shareholders of WCM. AOC was then wound up into its parent company WCM and WCM wound up into its parent company OQI so that as at May 12, 2005 OQI has a direct 100% interest in Saskatchewan oil shale exploration permits nos. PS00205, PS00206, PS00207, PS00208, PS00209, PS00210, PS00211, PS00212, PS00213, PS00214, PS00215, PS00216,
PS00217, PS0018, PS00219, PS00220 and PS00221 granted on June 9, 2004 under the provisions of the Oil Shale Regulations (collectively the "Exploration Permits"), subject to the above noted royalties.

The Company now holds 7,297,688 common shares, representing 54.55% of the issued and outstanding shares of OQI and 50.04% on a fully diluted basis. Pursuant to the Company's right of first offer on future financings it intends, subject to financing and exploration results, to maintain and or increase its interest in OQI.

OQI has only recently commenced operations and its only business to date has been related to the acquisition of the exploration permits and securing related financing for an anticipated exploration program.

Exploration Permits

The Exploration Permits provide for the right to explore and develop oil sands deposits in the Province of Saskatchewan and, in total, comprise an area of approximately 850,000 acres of land. These lands are situated entirely in the Province of Saskatchewan and encompass the northeastern edge of the Athabasca Oil Sands Deposit, adjacent to the Alberta provincial border. The Exploration Permits provide for the right to license, explore and work the lands for a maximum of 5 years or until a lease has been granted for their development. In accordance with the terms of the application for the exploration permits, the OQI will have to relinquish 40% of the total acreage covered by the exploration permits by the June 9, 2006. The conversion of the Exploration Permits to lease is subject to certain levels of expenditure on the applicable lands, pursuant to the Province of Saskatchewan Oil Shale Regulations (the "Oil Shale Regulations"). Although subject to the Oil Shale Regulations, oil sands are specifically defined therein. The required exploration expenditures to hold the permits for the current year are 2(cent) per acre (increasing to 4(cent)/acre in the second year).

Government Regulation

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

      The Company's operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. We could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, and the payment of such liabilities could have a material adverse effect on our financial condition and results of operations. At such time as we commence operations we shall obtain and maintain insurance coverage for our operations, including limited coverage for sudden environmental damages, but we do not believe that insurance coverage for environmental damage that occurs over time is available at a reasonable cost. Moreover, we do not believe that insurance coverage for the full potential liability that could be caused by sudden environmental damages is available at a reasonable cost. Accordingly, we may be subject to liability or may lose substantial portions of our properties in the event of certain environmental damages. The Company could incur substantial costs to comply with environmental laws and regulations.

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

      Certain operations we intend to conduct are on Provincial oil and gas licenses that are administered by the Alberta Government through Alberta Department of Energy ("ADE"). ADE issues such licenses through competitive bidding. These licenses contain relatively standardized terms and require compliance with detailed rules and regulations and lessees must obtain ADE approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies, lessees must obtain a permit prior to the commencement of drilling. Lessees must also comply with detailed regulations governing, among other things:

--------------------------------------------------------------------------------

      o     safety procedures;

      o     flaring of production;

      o     plugging and abandonment of wells;

      o calculation of royalty payments and the valuation of production for this purpose; and

      o     removal of facilities.

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

      In order to commence exploration on the Firebag Sask, Oilsands and Pasquia Hills oil shale prospects, the Company must obtain an exploration permit, which can involve a lengthy approval process. When the Company approaches the production stage of developing its properties, the Company will be required to obtain both Canadian and provincial governmental approval of the tailings process, mining methods and environmental consequences of the mine production, which approval process can take up to two years. The environmental impact study that must be obtained on each property in order to obtain governmental approval to mine on the properties is a part of the overall operating costs of a mining company, and will not by itself have an adverse effect on the Company.

Resource Potential Report

OQI engaged Dr. Michael Ranger, PhD, to conduct an assessment of the bitumen potential based upon historical drilling data on the Exploration Permits. Dr. Ranger is a leading, independent geological consultant specializing exclusively in the oil sands industry. The Ranger Report was prepared in October 2004 and in his study, Dr. Ranger concludes that the bitumen-bearing east-west valley trends observed in northeast Alberta's Athabasca Oilsands (e.g. Suncor's Firebag project and others) are assumed to extend onto the Firebag East prospect. Reports from cores taken from two historical wells drilled on the exploration permits assayed bitumen content at up to 11 wt% with porosities over 35%. The Ranger Report recommends that exploration work consisting primarily of core well, stratigraphic testing should be undertaken, with initial work recommended on the western half of the exploration permits adjacent to Suncor's Firebag project area.

The Oil Sands Industry

Oil sands contain bitumen, a tar-like, viscous form of oil, normally having a density of 8(degree) to 15(degree) API. The oil sands-bearing Fort McMurray Formation and its associated bitumen can be situated near the surface, or hundreds of feet below. The recovery of this resource is either by mining or in-situ recovery methods. Open pit mining is used for surface deposits of up to 250 feet deep. In situ recovery is used for deeper reserves where heat, steam or another substance is injected enabling the bitumen to flow and allowing it to be pumped to surface. Following its production, it can be marketed as bitumen blend (when mixed with adilutent) - sharing many characteristics, including price with conventional heavy oil, or as synthetic crude oil. Depending on the level of upgrading, synthetic crude oil will be similar in character and price to conventional medium to light oil.

The Canadian National Energy Board ("NEB") has determined that Canada has about 315 billion barrels of potentially recoverable bitumen (NEB 2003 Annual Report), an amount that is approximately equivalent in size to Saudi Arabia's proved conventional reserves. According to the Canadian Association of Petroleum Producers ("CAPP"), oil from oil sands now accounts for approximately 50% of Canada's total oil production. In Canada, the growth in oil sands production will more than offset the decline in conventional production now taking place. By 2015, CAPP expects this to account for nearly 75% of Western Canadian oil production.

OQI Business objectives for the next twelve months

OQI's business objectives for the next twelve months are focused on confirming oil sands prospectivity on the Exploration Permits through a $3,200,0000 exploration program.

Other Business Activities

Investment in Energy 51 Inc.

On April 7, 2004, the Company entered into an equity participation and farmout agreement with Energy 51 Inc. ("Energy 51") pursuant to this agreement the Company purchased 750,000 common shares of Energy 51 of its issued and outstanding share capital for $152,800. Energy 51 is a privately held Alberta company engaged in the exploration and development of oil and gas primarily in Alberta. The agreement granted the Company the right to purchase a further 750,000 common shares for $157,491, to bring its interest in Energy 51 to 25%, which the Company exercised during year ended April 30, 2005. Subsequent to April 30, 2005 Energy 51 completed a share financing in which it raised $14,182,425 ($17,850,000 CND) and the Company's interest in Energy 51 was reduced to 2%.

During the year ended April 30, 2004 Energy 51 had not yet begun operations. Our purpose for the investment was to diversify our core business, to possibly receive a stream of future cash flow from oil and gas exploration and to have the opportunity to review and invest in oil and gas exploration prospects of merit. As part of this agreement the Company must be offered the right to participate on all prospects generated by Energy 51 until April 1, 2006. In this regard, the Company agreed to participate as to 25% working interest in the Sylvan Lake in return for, after royalties, a 20% net revenue interest. The Company has also agreed to participate in the Barrhead oil and gas prospect as to 33% cost for a 25% working interest. Included in exploration costs as at April 30, 2005 is $53,428 pertaining to the Sylvan Lake exploration and $78,428 relating to Barrhead. To date the results of the exploration on the Sylvan Lake and Barrhead oil and gas prospects is not known. The Company intends to review prospects of merit as they come along and to invest in them provided that financing is available.

Sulfoxy Joint Venture

During April 2005, the Company has entered into a joint venture agreement whereby it has agreed to fund research and development relating to the improvement of bitumen recovery from surface mineable oil sands ore and in-situ recovery of bitumen and heavy oils by oxidation and sulfonation of asphaltens as to $163,054 ($205,220 CND) to obtain a 60% interest. Upon earning a 60% interest in the joint venture the Company may elect to purchase an additional 15% joint venture interest for $1,191,800 ($1,500,000 CND).

To date no payments have been made pursuant to this agreement, however, the Company is committed to contributing not less than $73,550 ($92,570 CND) on or before September 1, 2005 for the phase one work plan and $89,504 ($112,650 CND) on or before February 28, 2006, subject to the Company approving the anticipated phase two work plan. As such further expenditures on the Sulfoxy Joint Venture will depend on the outcome of the initial work phases.

Earth Energy License Agreement

On August 12, 2003, the Company became party to an exclusive license agreement for Canada, Central and South America with Earth Energy Resources Ltd. ("Earth Energy") and West Peak Ventures of Canada Ltd. ("West Peak") for the use of Earth Energy's proprietary catalytic process. The process includes a proprietary Catalyst in conjunction with processing equipment to separate hydrocarbons from sand, shale or oil. Under the terms of the underlying license agreement with Earth Energy, the Company was to have paid $375,799, subject to certain conditions, of which it paid $106,508 ($150,000 CDN). The Company was also to pay a royalty of 5% and had the right to purchase catalyst and processing equipment from Earth Energy Resources Ltd. for cost plus 25%. In conjunction with this agreement the Company also had a three-year option, on the same terms, on a Central and South American license agreement with the exception that the license fee is a one-time payment of $500,000 US.

During the year ended April 30, 2005 the above noted license agreement was cancelled and replaced with a new agreement whereby the Company is to receive a 2.5% of gross revenue and 12.5% of net profits from product sold and income earned (the "Royalty") from products and processes related to certain patented chemical formulations utilized for applications related to the extraction of oil from surface mines tar sands, oil shale and soil reclamation (the "Catalyst") in Canada. The Company may also elect to receive a similar Royalty from Central and South America, subject to a payment of $500,000 that may be paid by way of offset and forfeiture of the first $500,000 in Royalties. Earth Energy has the right to name four entities and their affiliates upon which the Company will only receive 50% of the Royalty. The Company also has the right purchase the Catalyst, at cost, and equipment from Earth Energy, at cost plus 25%, on any properties that the Company has a greater than 15% interest.

As the present value of this agreement is currently undeterminable, the previously recorded license costs have been written down by $106,507 and the license as at April 30, 2005 was recorded as $1. Pursuant to the revised agreement we are not obligated to any further funding and do not expect to do so. Should the Earth Energy process prove to be economically feasible this may become a core business of the Company.

Uranium Property

We were initially formed as a result of management's perception of an upcoming worldwide shortage of uranium. However, due to a lack of funding for its uranium properties, we decided during the year ended April 30, 2002 to focus our attention on our oil and gas prospects. We retained an indirect interest in the Henday Lake Uranium property through our 20% equity investment in Uranium Holdings Corporation ("UHC"), however, we do not view this property to be of substantial merit. We plan to continue to hold our investment in UHC and as such spent $4,207 (2004 - $59,525) during the year ended April 30, 2005, on Henday Lake exploration, to maintain our 20% equity interest in UHC. This 20% equity interest in UHC may be diluted if we are unable or elect not to meet exploration expenditures on a timely basis.

Business Strategy

Our objective is to pursue existing opportunities in the oil and gas field, which may include exploration of properties of merit and or development and marketing of new technologies to the industry. The principal elements of our strategy are as follows.

o Pursue Exploration Projects - We intend to continue our efforts at reviewing oil and gas exploration prospects of merit that have the potential of significant reserves and production revenue. During the year ended April 30, 2004 we reached an agreement to acquire the Pasquia Hills, oil shale prospect which was completed during the year ended April 30, 2005. During the year ended April 30, 2005 the Company acquired a 49% interest in the Firebag East Oil Sands prospect and completed the purchase of the remaining 51% subsequent to April 30, 2005. The Company also identified two oil and gas projects of merit through its agreement with Earth Energy and spent a total of $131,856 on their exploration during the year ended April 30, 2005. During the next twelve month we expect to conduct and complete exploration programs on both the Pasquia Hills oil shale prospect and Firebag East Oil Sands prospect of $174,800 and $3,200,0000 respectively.

o Pursue New Technologies - We intend to continue efforts to pursue and understand new technologies for the oil and gas industry that have the potential for wide marketplace acceptance and significant revenues. As part of our efforts to pursue new technologies, during the year ended April 30, 2004, we entered into an exclusive license agreement for Canada, Central and South America with Earth Energy for the use of Earth Energy's proprietary catalytic process. During the year ended April 30, 2005 have entered into a joint venture with a Canadian Chemical Company to evaluate the potential of the Pasquia Hills Oil Shale and have entered into the Sulfoxy Joint Venture.

o Selective Expenditures - We intend to minimize the risk of our limited financial resources by wherever possible targeting our expenditures towards earning interests in projects. This, therefore, limits the risk to us should a project prove to be uneconomic. In this regard we made an investment in Energy 51, a private oil and gas exploration company and have entered into joint ventures with industry partners to conduct our research into emerging oil and gas technologies.

o Control Operations - We believe that it is important to control operational decisions as well as the timing of those decisions. Therefore, it is our intention wherever possible to be the operator of any project that we are involved in.

Significant Developments

o On September 24, 2002 we issued a convertible note to October Sun, a Nevada corporation in the principal amount of $400,000 and on the same date we issued a convertible note to United Corporate Advisors in the principal amount of $195,000. The notes become due on September 30, 2003, bear interest at 6% per annum and may be converted into units at a price per share equal to the lower of
i) $0.25 per share or ii) the market price of one share of our common stock on the date of conversion. Each unit is to consist of one common share and a warrant to purchase one common share at a price equal to 133% of the conversion price for a period of one year following the date of conversion. During the year ended April 30, 2004, these notes were extended to December 31, 2004 and then during the year ended April 30, 2005 converted pursuant to which 2,380,000 common shares were issued. In addition, warrants to purchase an additional 2,380,000 common shares at $.34 until September 14, 2005 were also issued.

o We agreed to settle $336,037 ($416,484 Cdn.) of API Canada debt through the issuance of 2,776,560 common shares. During the year ended April 30, 2004 we issued 287,638 common shares pursuant to these agreements and during the year ended April 30, 2005 we issued another 493,493 common shares.

o We agreed to acquire the Athabasca property working interests, which were written off during the year ended April 30, 2003, from a Limited Partnership for 3,220,000 common shares, of which 886,666 common shares were issued during the year ended April 30, 2005.

o Certain of API Canada's creditors have threatened to put API Canada into receivership unless they are paid in full. API Canada does not have the resources to meet these demands and we have determined that it will not commit resources to API Canada or defend such action should the creditors take it.

o On August 12, 2003, the Company became party to an exclusive license agreement for Canada, Central and South America with Earth Energy Resources Ltd. ("Earth Energy") and West Peak Ventures of Canada Ltd. ("West Peak") for the use of Earth Energy's proprietary catalytic process. The process includes a proprietary Catalyst in conjunction with processing equipment to separate hydrocarbons from sand, shale or oil. Under the terms of the underlying license agreement with Earth Energy, the Company was to have paid $375,799, subject to certain conditions, of which it paid $106,508 ($150,000 CDN). The Company was also to pay a royalty of 5% and had the right to purchase catalyst and processing equipment from Earth Energy Resources Ltd. for cost plus 25%. In conjunction with this agreement the Company also had a three-year option, on the same terms, on a Central and South American license agreement with the exception that the license fee is a one-time payment of $500,000 US. During the year ended April 30, 2005 the above noted license agreement was cancelled and replaced with a new agreement whereby the Company is to receive a 2.5% of gross revenue and 12.5% of net profits from product sold and income earned (the "Royalty") from products and processes related to certain patented chemical formulations utilized for applications related to the extraction of oil from surface mines tar sands, oil shale and soil reclamation (the "Catalyst") in Canada. The Company may also elect to receive a similar Royalty from Central and South America, subject to a payment of $500,000 that may be paid by way of offset and forfeiture of the first $500,000 in Royalties. Earth Energy has the right to name four entities and their affiliates upon which the Company will only receive 50% of the Royalty. The Company also has the right purchase the Catalyst, at cost, and equipment from Earth Energy, at cost plus 25%, on any properties that the Company has a greater than 15% interest. As the present value of this agreement is currently undeterminable, the previously recorded license costs have been written down by $106,507 and the license is now recorded as $1.

o In October 2003, we entered into a preliminary agreement with WPC. The agreement, which subject to many contingencies, granted the Company the right to acquire a 60% joint venture interest from WPC in the Pasquia Hills Oil Shale Project, covering approximately 700,000 acres located in the Pasquia Hills area of Saskatchewan. Pursuant to the agreement, we made a payment of $26,090 to WPC on October 3, 2003 and which resulted in our business plan now involving the exploration for and mining of oil shale in Pasquia Hills, Saskatchewan and the refining of certain petrochemical feedstocks derived from oil shale. In December 2003, we reached a second preliminary agreement with WPC and its major shareholders to acquire all of the issued and outstanding shares of WPC, which was entered into on January 28, 2004. WPC and its major shareholders agreed that we would acquire all of the issued and outstanding shares of WPC for the equivalent of up to 900,000 Series A Shares, which were to be convertible into 9,000,000 common shares, and 2,000,000 common shares of the Company with certain registration rights. On April 23, 2004 we acquired from Powermax Energy Inc. ("Powermax") all of its rights and obligations under a March 1, 2003 Farmout and Joint Venture Agreement between WPC and Powermax for 92,600 common shares and $29,923 cash. This Farmout and Joint Venture Agreement pertained to certain of WPC's western lands. On April 21, 2005 the Company issued 10,728,124 common shares (in lieu of 900,000 Series A Shares plus 9,000,000 common shares previously agreed upon) to the major shareholders of WPC and acquired a 97.53% interest in it. At the time the shares were issued WPC's liabilities exceeded its assets by $926,200 and this along with $2,209,219 for the common shares issued has been recorded as Pasquia Hills property acquisition costs.

o On April 7, 2004, the Company entered into an equity participation and farmout agreement with Energy 51 pursuant to this agreement the Company purchased 750,000 common shares of Energy 51 of its issued and outstanding share capital for $152,800. Energy 51 is a privately held Alberta company engaged in the exploration and development of oil and gas primarily in Alberta. The agreement granted the Company the right to purchase a further 750,000 common shares for $157,491 to bring its interest in Energy 51 to 25% which the Company exercised during year ended April 30, 2005. Subsequent to April 30, 2005, Energy 51 completed a share financing in which it raised $14,182,425 ($17,850,000 CND) and the Company's interest in Energy 51 was reduced to 2%. As part of this agreement, the Company must be offered the right to participate on all prospects generated by Energy 51 until April 1, 2006. In this regard, the Company agreed to participate as to 25% working interest in the Sylvan Lake in return for, after royalties, a 20% net revenue interest. The Company has also agreed to participate in the Barrhead oil and gas prospect as to 33% cost for a 25% working interest. Included in exploration costs as at April 30, 2005 is $53,428 pertaining to the Sylvan Lake exploration and $78,428 relating to Barrhead. To date, the results of the exploration on the Sylvan Lake and Barrhead oil and gas prospects is not known.

o During the year ended April 30, 2005 the Company spent $4,207 (2004 - $59,525) on Henday Lake exploration to maintain its 20% equity interest in UHC.

o During the year ended April 30, 2004, we issued $1,000,000 of 6% secured convertible debentures and during the year ended April 30, 2005 $1,500,000 of 6% secured convertible debentures. These debentures, including interest and penalties, were converted into 11,827,668 common shares during the year ended April 30, 2005 and no amount remains outstanding.

o Pursuant to the issuance of $1,000,000 of 6% secured convertible debentures the Company also issued 2,666,666 warrants. Each warrant entitles its holder to purchase an additional common share of the Company during the period January 6, 2004 to January 6, 2005 at $0.35 per share. The holder of the warrants may elect a cashless exercise of the warrants based on the market value of the Company's common shares at the time of exercise. During the year ended April 30, 2005 as an inducement to have the holders exercise the Company agreed to reduce the exercise price on 2,222,222 of these warrants and they were exercised for cash. The Company also agreed to re-issue 2,222,2222 warrants at $0.35 and extend the expiry date on the remaining 444,444 both until November 3, 2005. Of these re-issued and lengthen expiry dated warrants 875,039 were exercised for cash. As of April 30, 2005, 1,791,627 of these warrants remained outstanding until November 3, 2005. Subsequent to April 30, 2005 391,700 of the $0.35 November 3, 2005 expiry date warrants were exercised for cash. Holders of the November 3, 2005 expiry date warrants also exercised cashless conversion rights whereby 594,517 warrants were exercised and the Company issued 190,464 common shares.

o During the year ended April 30, 2005, pursuant to the issuance of $1,500,000 6% secured Convertible Debentures the Company also issued 5,666,166 warrants. Each warrant entitles its holder to purchase an additional common share of the Company at $0.35 until September 14, 2006. The holder of the warrants may elect a cashless exercise of the warrants based on the market value of the Company's common shares at the time of exercise. During the year ended April 30, 2005, 604,711 of these warrants were exercised for cash and 5,061,455 remain outstanding. Subsequent to April 30, 2005 115,000 of the $0.35 September 14, 2006 warrants were exercised for cash. Likewise holders of 1,391,703 warrants with September 14, 2006 exercised their cashless conversion rights and the Company issued 445,854 common shares to them.

o Subsequent to April 30, 2005 the Company also issued, as an inducement for early exercising of the warrants with expiry dates of November 3, 2005 and September 14, 2006, 1,945,750 warrants to purchase that same number of common shares at $0.35 until April 30, 2006.

o On September 13, 2004, we also entered into three private placements whereby for the settlement of $476,500 of debt we issued 1,906,000 common shares and 1,586,508 warrants to purchase that same number of common shares at $0.35 each until September 14, 2006.

o On November 24, 2004, we entered into a joint venture with a Canadian chemical company to jointly determine the commercial value of the shale oil in the Pasquia Hills prospect. This agreement is made up of a number of phases and each party may decide not to proceed at any time by giving notice. Phase one consists of research at an estimated cost of $50,000 which along with the information learned are to be split equally between the parties. Subsequent phases involve further research and feasibility geared ultimately towards a production contract where the Canadian chemical company would purchase petrochemical feedstock from the Company for further processing.

o During April 2005, the Company has entered into a joint venture agreement whereby it has agreed to fund research and development relating to the improvement of bitumen recovery from surface mineable oil sands ore and in-situ recovery of bitumen and heavy oils by oxidation and sulfonation of asphaltens as to $163,054 ($205,220 CND) to obtain a 60% interest. Upon earning a 60% interest in the joint venture the Company may elect to purchase an additional 15% joint venture interest for $1,191,800 ($1,500,000 CND).

o During the year ended April 30, 2005 the Company's subsidiary OQI also issued $876,073 ($1,100,000 CDN) 3% unsecured convertible debentures which mature as to $238,929 ($300,000 CDN) on February 28, 2008, $79,643 ($100,000
CDN) on April 1, 2008 and $557,501 ($700,000 CDN) on April 15, 2008. The notes are convertible into common shares of OQI at a rate of $0.99 ($1.25 CDN) for one year following their issuance and then at $1.27 ($1.60 CND) per share until maturity. In conjunction with this offering the OQI also issued 343,750 warrants to purchase that same number of common shares at a price of $1.27 ($1.60 CND) until the earlier of i) the Company being listed for trading on a recognized stock exchange or ii) the maturity date.

o During June 2005 the Company issued 7% convertible notes for an aggregate principal amount of $2,000,000. The Company has agreed to make monthly payments equal to one-twelfth of the initial principal amount of the note plus any other amounts due, including interest. The monthly payments for the first three months may be deferred until the fourth month and are payable in either shares, subject to an effective registration statement, or cash. Should the Company elect to make the monthly payment in cash then it must pay 130% of the principal plus 100% of any other amounts due, including interest. If the Company elects to have the monthly payment paid in shares than the note holders may convert at anytime thereafter into common shares of the Company at the lesser of i) $0.60, ii) 135% of the average of the five lowest closing bid prices of the Company's common stock for the ten trading days preceding the effective date of a registration statement registering the underlying shares and warrants for resale and iii) 70% of the average of the five lowest closing bid prices of the Company's common stock for the ten trading days preceding the date of conversion. Should the Company fail to make a timely election to pay in cash or shares or to actually make the cash payment then the holders of the notes may determine whether they want to be paid in cash or shares on the terms noted above. Pursuant to this offering the Company issued 500,000, warrants to purchase that same number of common shares at $0.45 until June 9, 2007, 5,000,000 warrants to purchase that same number of common shares at $0.55 per share until June 9, 2007 and 2,000,000 warrants to purchase that same number of common shares at $1.50. In conjunction with this offering the Company has paid $200,000 in finders fees and has agreed to pay a finders fee of 10% from any of the 5,000,000 warrants to purchase that same number of common shares at $0.55 per share until June 9, 2007 that are exercised. The agreement contains certain registration rights for the underlying shares of common stock and warrants and the Company will incur a 2% penalty if the registration statement is not filed by July 24, 2005 with a 2% penalty each 30 days thereafter until filed and a 2% penalty if the registration statement is not effective by December 6, 2005 with a 2% penalty each 30 days thereafter until effective. To date the Company has not filed its registration statement.

EMPLOYEES

We have no employees and instead rely on the services of officers and directors, who are compensated from time to time through the issuance of options, and consultants on an as needed basis at market rates.

Our subsidiary, OQI reached agreement with Mr. Christopher Hopkins, its President, and Mr. Karim Hirji, Chief Financial Officer, whereby, subject to certain conditions, they each have agreed to provide their services to OQI in return for $66,741 ($84,000 CND) per year until certain business targets are met and thereafter at $139,043 ($175,000 CND) per year which subsequent to April 30, 2005 have been met. These agreements also contain termination clauses whereby OQI has agreed to pay them, subject to certain conditions, an amount of up to one and one-half times their annual pay should they be terminated for reasons other than cause.

DESCRIPTION OF PROPERTY

During the year we maintained our corporate headquarters at 206-475 Howe Street, Vancouver, British Columbia, Canada V6C 2B3. The telephone number of the corporate headquarters is (604) 685-8355. We held this office space under an oral, month-to-month sublease, for rental payments of $1,500 per month until February 2004. In February 2004 we entered into a lease with A.G. Seven Holdings Ltd. to rent the premises for two years at a cost of approximately $2,500 per month. We have an arrangement with a third party where they use some of the office space on a month-to-month basis for rental payments of $1,150 per month. We may sublease additional office space as required for operations.

We currently maintain a mailing address at 206-475 Howe Street, Vancouver, British Columbia, Canada V6C 2B3. We pay no rent for use of this mailing address.

Our interest in the Henday Lake uranium property is held indirectly through an investment in UHC. We have conducted a search and are satisfied as to the title of the underlying mineral property claims.

In addition, our interests in the Pasquia Hills Prospect, Oil Shale prospect are held indirectly through WPC and our interests in the Firebag Sask., Tar Sands prospect are held indirectly by OQI. We have conducted a search and are satisfied as to the title of the underlying mineral property claims.

Cautionary Statement about Forward-Looking Statements

This Annual Report on Form 10-KSB includes certain statements that may be deemed to be "forward-looking statements." All statements, other than statements of historical facts, included in this Form 10-KSB that address activities, events or developments that CanWest Petroleum Corporation's management expects, believes or anticipates will or may occur in the future are forward looking statements. Examples of forward-looking statements may include discussion of such matters as:

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

               RISK FACTORS RELATED TO THE BUSINESS OF THE COMPANY

DUE TO OUR HISTORY OF OPERATING LOSSES, WE ARE UNCERTAIN THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

The consolidated financial statements have been prepared assuming that we will continue as a going concern. During the fiscal years ended April 30, 2005 and 2004 we suffered net losses of $5,109,073 and $1,581,054, respectively. At April 30, 2005 there was stockholders' equity and a working capital deficit of $3,728,042 and $2,123,251, respectively. At April 30, 2004 there was a stockholders' deficit and a working capital deficit of $2,026,926 and $2,405,505 respectively The report of the independent registered public accounting firm issued in conjunction with the consolidated financial statements for the year ended April 30, 2005 contains an explanatory paragraph indicating that the foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

THE LOSS OF CURRENT MANAGEMENT MAY MAKE IT DIFFICULT FOR US TO OPERATE.

Our prospects for success currently are greatly dependent upon the efforts and active participation of its management team, including its President and Chief Executive Officer, Thornton Donaldson, Todd Montgomery, a key employee of WPC and Keith McCrae, P. Eng., a consultant and manager of its Pasquia Hills Oil Shale Project, Mr. Christopher Hopkins, OQI's President, and Mr. Karim Hirji, OQI's Chief Financial Officer. We do not have employment contracts with Mr. Donaldson or Mr. Montgomery and Mr. McCrae is paid based on time spent on the project at a rate of $730 ($1,000 CND) per day. The loss of the services of Mr. Donaldson, Mr. Montgomery, Mr. McCrae, Mr. Hopkins or Mr. Hirji could be expected to have an adverse effect on us. The Company does not maintain key person insurance on any of the above named key management.

WE HAVE NUMEROUS OUTSTANDING OPTIONS, WARRANTS AND CONVERTIBLE DEBENTURES AND COMMITMENTS TO ISSUE SHARES, WHICH MAY ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

We have reserved 13,047,420 shares for issuance upon exercise of outstanding options under plans and warrants at prices as low as $0.27 per share. The Company has also reserved for issuance 17,500,000 shares for issuance upon conversion of the principal and interest under the June 2005 $2,000,000 7% convertible notes ("June 2005 Convertible Notes"). The Company has also agreed to issue 1,995,429 shares to certain creditors of API and 2,333,334 shares to acquire the Athabasca property working interests from a Limited Partnership. Any sale into the public market of Shares purchased privately at prices below the current market price could be expected to have a depressive effect on the market price of our Common Stock. See "Description of Securities."

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

AS NOTED ABOVE, THE CONVERTIBLE NOTES ISSUED ON JUNE 9, 2005 CONTAINED CERTAIN REGISTRATION RIGHTS PURSUANT TO WHICH THE COMPANY WAS TO HAVE FILED A REGISTRATION STATEMENT BY JULY 24, 2005 AND WHICH IT HAS NOT YET DONE. TO DATE, THE COMPANY HAS NOT RECEIVED NOTICE OF DEFAULT FROM ANY HOLDER. IN THE EVENT SUCH NOTICE IS RECEIVED, OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

ISSUANCE OF ADDITIONAL SHARES UPON CONVERSION OF NOTES IF MARKET PRICE DECLINES/DILUTION.

Since the conversion price of the June 2005 Convertible Notes is currently in excess of the net tangible book value per share of our common stock, such conversion is not, nor would conversion of the remainder of the Debentures, be dilutive to existing shareholders. However, in the event that our stock price falls substantially, resulting in a conversion price of less than our net tangible book value per share, such conversion would have a dilutive effect to existing shareholders. We had a negative net tangible book value of $2,356,529 ($1,209,785 current assets less $3,566,314 liabilities) or $0.04 (using 58,408,661 outstanding shares on April 30, 2005) per share of our Common Stock on April 30, 2005. Our net tangible book value per share is determined by dividing the tangible net worth of the Company (tangible assets less total liabilities) by the total number of outstanding shares of Common Stock. As the market price of the shares of Common Stock declines, more shares will be issued upon conversion since the conversion price is equal to the lesser of i) $0.60,
ii) 135% of the average of the five lowest closing bid prices of the Company's common stock for the ten trading days preceding the effective date of a registration statement registering the underlying shares and warrants for resale and iii) 70% of the average of the five lowest closing bid prices of the Company's common stock for the ten trading days preceding the date of conversion.

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

ISSUANCE OF PREFERRED STOCK MAY ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

We are authorized to issue 10,000,000 shares of preferred stock which may be issued in series from time to time with such designations, rights, preferences and limitations as our board of directors may determine by resolution. The directors have no current intention to issue any additional preferred stock. However, the potential exists preferred stock might be issued which would grant dividend preferences and liquidation preferences over the common stock, diminishing the value of the common stock.

FLUCTUATIONS IN U.S. AND CANADIAN DOLLAR EXCHANGE RATES MAY HAVE A MATERIAL ADVERSE IMPACT

Commodity prices and costs related to the Company's activities, if and when applicable, will generally be based on a U.S. dollar market price. Fluctuations in the U.S. and Canadian dollar exchange rate may cause a negative impact on revenue and costs and could have a material adverse impact on the Company.

ACCESS TO MARKETS AND COMPETITION

By the time any of the Company's projects achieve startup, they will have been preceded by other projects. The Company will compete with other companies and individuals, some of which have greater financial, human and other resources than the Company. The Canadian and international natural resource industry is highly competitive in all aspects, including the distribution and marketing of petroleum products. As a result, these issues could have a material adverse effect on these projects and cause delays or abandonment of them entirely.

Glossary of Common Mining Terms

      The terms defined in this section are used throughout this Form 10-KSB.

Diamond Drilling        A variety of rotary drilling in which diamond bits are
                        used as the rock cutting tool. It is a common method of prospecting for mineral deposits especially in development work where core samples are desired.

Working interest        The operating interest that gives the owner the right to
                        drill, produce and conduct operating activities on the property and to share in the production.

Item 2.   PROPERTIES

Pasquia Hills Oil Shale Prospect

The Pasquia Hills Oil Shale prospect ("Pasquia Hills Property") is located in east-central Saskatchewan, approximately 200 km northeast of Saskatoon. It consists of 14 contiguous oil shale exploration permits (the "Permits") with a total area of 417,970 hectares (1,032,803 acres).

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

Production

Effective April 30, 2005 we do not have any production or production revenue.

Drilling Activity

We are not currently engaged in drilling activity. The property was previously owned by Sun Oil and later by Burning Rock who worked the area intermittently during the period 1932 to 1965. Recent geologic studies that are relevant to the area include Beck (1974) and Macauley (1984, 1986).

Firebag, Sask., Tar Sands Prospect

The Firebag, Saskatchewan prospect that covers approximately 850,000 acres in northwestern Saskatchewan along the Alberta border being made up of Saskatchewan oil shale exploration permits nos. PS00205, PS00206, PS00207, PS00208, PS00209, PS00210, PS00211, PS00212, PS00213, PS00214, PS00215, PS00216 and PS00217
granted on June 9, 2004 under the provisions of the Oil Shale Regulations (collectively the "Exploration Permits"). The prospective lands host Fort McMurray and Wabiskaw Palo channel zones containing Athabasca Oil Sands.

Exploration Permits

The Exploration Permits provide for the right to explore and develop oil sands deposits in the Province of Saskatchewan and, in total, comprise an area of approximately 850,000 acres of land as of July 25, 2005. These lands are situated entirely in the Province of Saskatchewan and encompass the northeastern edge of the Athabasca Oil Sands Deposit, adjacent to the Alberta provincial border. The Exploration Permits provide for the right to license, explore and work the lands for a maximum of 5 years or until a lease has been granted for their development. In accordance with the terms of the application for the exploration permits, the OQI has relinquished 40% of the total acreage covered by the exploration permits on the first anniversary date of the exploration permits, and will relinquish another 40% of the remaining acreage by the second anniversary date of the exploration permits. The conversion of the Exploration Permits to lease is subject to certain levels of expenditure on the applicable lands, pursuant to the Province of Saskatchewan Oil Shale Regulations (the "Oil Shale Regulations"). Although subject to the Oil Shale Regulations, oil sands are specifically defined therein. The required exploration expenditures to hold the permits for the current year are 2(cent) per acre (increasing to 4(cent)/acre in the second year)..

Resource Potential Report

OQI engaged Dr. Michael Ranger, PhD, to conduct an assessment of the bitumen potential based upon historical drilling data on the Exploration Permits. Dr. Ranger is a leading, independent geological consultant specializing exclusively in the oil sands industry. The Ranger Report was prepared in October 2004 and in his study, Dr. Ranger concludes that the bitumen-bearing east-west valley trends observed in northeast Alberta's Athabasca Oilsands (e.g. Suncor's Firebag project and others) are assumed to extend onto the Firebag East prospect. The Ranger Report recommends that exploration work consisting primarily of core well, stratigraphic testing should be undertaken, with initial work recommended on the western half of the exploration permits adjacent to Suncor's Firebag project area.

Production

Effective April 30, 2005 we do not have any production or production revenue.

Drilling Activity

None.

Uranium Holdings Corporation

The Company no longer owns the Henday Lake Property. Rather, the Company owns a 20% interest in UHC. The following is a description of this mineral property, which is located in the Athabasca Basin of northern Saskatchewan, Canada.

Henday Lake

The Henday Lake Property is located approximately 500 miles north of Regina, Saskatchewan and is comprised of three continuous mining claims totaling 9,275 hectares (22,920 acres) in the Henday and Mallen Lake area.

The property is largely undeveloped and there have been no previous mining operations on the Henday Lake Property. However, various operators, have explored portions of the property mainly during the 1970's and 1980's, by prospecting, geophysics and possibly some diamond drilling.

During the year ended April 30, 2005 UHC spent approximately $20,000 (2004 - $300,000) on geophysics and exploration activities related to the Henday Lake property of which the Company expended $4,207 (2004 - $59,525) to maintain its 20% interest.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

Market Information

The Company's Common Stock is traded on the NASD Over-the-Counter Bulletin Board under the symbol CWPC. The following table sets forth the high and low closing prices of the Company's Common Stock during the periods indicated as reported by the Internet source Yahoo Finance (http://finance.yahoo.com). The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may represent actual transactions.

                            Fiscal Quarter         High Bid Price  Low Bid Price

Fiscal Year End    4th Quarter (2/1/05 - 4/30/05)     $   0.51       $   0.30
April 30,          3rd Quarter (11/1/04- 1/31/05)         0.38           0.26
2005               2nd Quarter (8/1/04 - 10/31/04)        0.53           0.32
                   1st Quarter (5/1/04 - 7/31/04)         0.68           0.33

Fiscal Year End    4th Quarter (2/1/04 - 4/30/04)     $   0.54       $   0.30
April 30,          3rd Quarter (11/1/03 - 1/31/04)        0.56           0.18
2004               2nd Quarter (8/1/03 - 10/31/03)        0.27           0.04
                   1st Quarter (5/1/03 - 7/31/03)         0.13           0.05

Fiscal Year End    4th Quarter (2/1/03 - 4/30/03)     $   0.37       $   0.09
April 30,          3rd Quarter (11/1/02 - 1/31/03)        0.38           0.12
2003               2nd Quarter (8/1/02 - 10/31/02)        0.35           0.11
                   1st Quarter (5/1/02 - 7/31/02)         0.47           0.29

The closing price of the Common Stock as reported on July 26, 2005, was $0.43 per share.

Pursuant to Article 6 of the Rules for the Regulated Unofficial Market and
Article 40 of the Rules and Regulations for the Frankfurt Stock Exchange, the Company's shares were listed to trade on the trading floor and on Xetra, the Deutsche Borse AG electronic trading system, as of September 25, 2001 under the symbol URP.

Holders

As of July 26, 2005, there were 147 holders of the Company's Common Stock, who collectively held 61,801,679 issued and outstanding shares.

Dividends

The Company did not declare or pay cash or other dividends on its Common Stock during the last two calendar years. The Company has no plans to pay any dividends, although it may do so if its financial position changes.

Equity Compensation Plan Information

The following table gives information about the Company's common stock that may be issued upon the exercise of options under all of the Company's option plans as of April 30, 2005.

                                                                (c) Number of
                                                                  Securities
                                                                   Remaining
                         (a) Number of                           Available for
                        Securities to be                        Future Issuance
                          Issued Upon        (b) Weighted        Under Equity
                           Exercise        Average Exercise   Compensation Plans   (d) total of
                        of Outstanding         Price of           (Excluding        Securities
                            Options,         Outstanding          Securities        Reflected in
                         Warrants and     Options, Warrants       Reflected in         Columns
       Plan Category        Rights            and Rights          Column (a)        (a) and (c)
---------------------   ----------------  -----------------   ------------------   -------------
Equity Compensation
Plans
Approved by
Shareholders                           0             $  N/A                    0               0

Equity Compensation
Plans
Not Approved by
Shareholders                   1,175,000             $ 0.27            1,630,000       2,805,000
                        ----------------  -----------------   ------------------   -------------

TOTAL                          1,175,000             $ 0.27            1,630,000       2,805,000
                        ================  =================   ==================   =============

Recent Sales of Unregistered Securities.

Following are descriptions of all unregistered equity securities of the Company sold during the last fiscal year, excluding transactions that were previously reported on Form 10-QSB or Form 8-K during the period.

On March 22, 2005 the Company issued the following shares of Common Stock pursuant to the exercise of an equal number of warrants at $0.35:

                                  Warrant     Number of
                                  Expiry      Shares
         Platinum Partners        Nov   3/05    333,334
         Platinum Partners        Sept 14/06     16,666
         Viscount Investments     Sept 14/06    350,000

The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

On March 28, 2005 the Company issued the following shares of Common Stock pursuant to the exercise of an equal number of warrants at $0.35:

                                  Warrant     Number of
                                  Expiry      Shares
         Platinum Partners        Sept 14/06      4,750
         Viscount Investments     Nov   3/05    266,705
         Viscount Investments     Sept 14/06     33,295

The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

On April 4, 2005 the Company issued bonus shares, under its 2005 Stock Option Plan, for consulting services at a deemed price of $0.48 per share as to 400,000 shares of Common Stock to Tim Brock. The option and shares issued were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

On April 5, 2005 the Company issued the following shares of Common Stock pursuant to the exercise of an equal number of warrants at $0.35:

                                  Warrant     Number of
                                  Expiry      Shares
         Platinum Partners        Sept 14/06    100,000

The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

On April 6, 2005 the Company issued the following shares of Common Stock pursuant to the exercise of an equal number of warrants at $0.35:

                                  Warrant     Number of
                                  Expiry      Shares
         Zenny Trading Ltd.       Nov  3/05     100,000

The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act. On April 11, 2005 the Company issued the following shares of Common Stock pursuant to the exercise of an equal number of warrants at $0.35:
                                            Warrant  Number of
                                  Expiry Shares
         Platinum Partners          Sept 14/06        100,000
The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

On April 20, 2005 the Company issued Bullion Fund Ltd. 2,000,000 shares of Common Stock pursuant to the agreement to purchase American Oilsands Inc. at a deemed price of $0.32 per share. The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

On April 21, 2005 the Company issued the following shares of Common Stock pursuant to a January 2004 agreement to purchase the shares of Western Petrochemicals Corporation:

                  0696780 BC Ltd                     1,533,826
                  0696772 BC Ltd                     1,532,383
                  101058135 Saskatchewan Ltd.        1,532,383
                  101058020 Saskatchewan Ltd.        1,532,383
                  Northern Lights Petroleum Inc.     1,532,383
                  Petroleum Stategies Inc.           1,532,383
                  Twin Mountain Energy               1,532,383

The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

On April 25, 2005 the Company issued the following shares of Common Stock pursuant to the exercise of an equal number of warrants at $0.35:

                                  Warrant     Number of
                                  Expiry      Shares
         Viscount Investments     Nov   3/05  266,705

The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

On May 18, 2005 the Company issued options under the following plans to purchase an equal number of Common Stock at $0.36 as follows:

                                    Plan              Options
         Monita Faris               SOP 2002          120,000
         Mark Spencer               SOP 2002          100,000
         Irene Orr                  SOP 2002            5,000
         Mike Parker                SOP 2005          300,000
         Randy Pow                  SOP 2005          300,000
         David Parfitt              SOP 2005           40,000
         Steve McGuire              SOP 2005          200,000
         Bob Faris                  SOP 2005          110,000
         George Orr                 SOP 2005           50,000
         Bill Timmins               SOP 2005           50,000
         Thornton Donaldson         SOP 2005          100,000
         Tim Brock                  SOP 2005          400,000

The options were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

On May 18, 2005 the Company issued warrants to acquire an equal number of shares at $0.35 per share until April 30, 2006 as follows:

                  Viscount Investments Ltd.          1,191,000
                  Platinum Partners                    654,750
                  Zenny Trading                        100,000

The options were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

Effective May 1, 2005 the Company entered into a consulting agreement with Harris-Forbes, Inc., pursuant to which the Company issued an aggregate of 2,000,000 shares of its Common Stock over a 12 month period. The shares were issued (subject to the escrow) to the following persons:

                  David Parfitt
                  Victor McCall
                  Ian Ward
                  The Chasseur Trust
                  WLT Reification Trust
                  Fulton Holdings

The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

On May 25, 2005 the Company issued the following shares of Common Stock pursuant to the exercise of an equal number of warrants at $0.35:

                                  Warrant     Number of
                                  Expiry      Shares
         Viscount Investments     Nov 3/06      300,000

The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

On June 21, 2005 the Company issued the following shares of Common Stock pursuant to the exercise of an equal number of warrants at $0.35:

                                  Warrant     Number of
                                  Expiry      Shares
         Platinum Partners        Sept 14/06     50,000

The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

On July 6, 2005 the Company issued Heron Drilling 250,000 shares of Common Stock in settlement of $108,000 in debt owed by Western Petrochemicals Corporation. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

On July 11, 2005 the Company issued the following shares of Common Stock pursuant to the exercise of an equal number of warrants at $0.35:

                                  Warrant     Number of
                                  Expiry      Shares
         Viscount Investments     Nov 3/06       66,000

The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

On July 14, 2005 the Company issued the following shares of Common Stock pursuant to the exercise of warrants utilizing a cashless exercise feature:

                                    Number    Warrant      Number of
                                    Warrant   Expiry       Shares
         Viscount Investments        81,184   Nov 3/06        26,000
         Viscount Investments       496,281   Sept 14/05     159,000
         JM Investment              115,181   Nov 3/06        36,900
         Platinum Partners          172,068   Sept 14/05      55,125

The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

On July 14, 2005 the Company issued the following shares of Common Stock pursuant to the exercise of an equal number of warrants at $0.35:

                                  Warrant     Number of
                                  Expiry      Shares
         Leon Goldberg            Sept 14/05     15,000

The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

On July 19, 2005 the Company issued the following shares of Common Stock pursuant to the exercise of warrants utilizing a cashless exercise feature:

                                    Number    Warrant      Number of
                                    Warrant   Expiry       Shares
         Viscount Investments           281   Sept 14/05          90
         JM Investment               64,819   Nov 3/06        20,766
         Platinum Partners          339,766   Sept 14/05     108,850
         Shalom Torah Center        266,640   Sept 14/05      85,422
         Zenny Trading              333,333   Nov 3/06       106,789
         Zenny Trading              116,667   Sept 14/05      37,376

The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

On July 19, 2005 the Company issued the following shares of Common Stock pursuant to the exercise of an equal number of warrants at $0.35:

                                  Warrant     Number of
                                  Expiry      Shares
         Johnathan Mayer          Nov 3/06       25,700

The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation. (All amounts are in US dollars unless otherwise indicated.)

We are in the exploration stage and we do not currently have any income from operating activities. We are currently exploring the possible development of the Pasquia Hills Oil Shale prospect we acquired in connection of with our purchase of WPC, the Firebag Sask. Tar Sands prospect through our subsidiary OQI and exploration work on two oil and gas prospects generated through our Energy 51 agreement. At April 30, 2005, we had a working capital deficit of $1,765,711 (2004 - $2,405,505), minimal other capital resources available to meet obligations which normally can be expected to be incurred by similar companies and had a accumulated stockholder's equity of $3,728,042. At April 30, 2004, we had a stockholder's deficiency of $2,026,926. Management intends to raise additional capital through share and debt issuances to finance operations and invest in other business opportunities, however, no assurance can be given that we will be successful in raising additional capital or that other business opportunities will be found.

During the year ended April 30, 2004, the primary focus of the Company was on finding a business plan and/or project of significant merit for the Company and in dealing with the creditor and other issues related to failure of the Company's exploration program.

During the year ended April 30, 2005 the primary focus of the Company was on the exploration of its Pasquia Hills Oil Shale prospect, completing agreements to purchase the Firebag Sask. Tar Sands prospect and Pasquia Hills Oil Shale prospect and finding funding for the Company.

Total exploration costs for the year ended April 30, 2005 were $505,098 (2004 - $99,685) and primarily involved the expenditure of $245,365 (2004 - $40,160) to do a pre-feasibility study and evaluation, which the Company is still in the process of on the Pasquia Hills property. The Company also spent $37,004 (2004 - $0) on exploration work pertaining to its Firebag Sask., Tar Sands prospect. Pursuant to the agreement the Company has with Energy 51 it agreed to participate in two oil and gas wells and has incurred exploration expenditures of $131,856 (2004 - $0) related to their exploration. The Company is still awaiting the results of the exploration work on both of these oil and gas wells. Also included in exploration costs was $86,666 (2004 - $0) pursuant to an agreement to an interest in a property that was written off in prior years and finally $4,207 (2004 - $59,525) in exploration work to maintain the Company's 20% interest in its uranium property.

To fund the acquisition of the Firebag Sask. Tar Sands prospect, to conduct the above noted exploration and to provide working capital the Company issued $1,000,000 of 6% convertible secured debentures and 2,666,666 warrants to purchase that same number of common shares during the year ended April 30, 2004 and $1,500,000 of 6% convertible secured debentures and 5,666,166 warrants to purchase that same number of common shares during the year ended April 30, 2005. Both of these convertible debentures and related interest and penalties were converted into 11,827,668 common shares and no amount remained outstanding at April 30, 2005. The Company also re-priced and re-issued certain of the above noted warrants during the year ended April 30, 2005. OQI the Company's subsidiary issued $876,073 ($1,100,000 CDN) 3% unsecured convertible debentures which mature as to $238,360 ($300,000 CDN) on February 28, 2008, $79,453
($100,000 CDN) on April 1, 2008 and $556,173 ($700,000 CDN) on April 15, 2008.
The notes are convertible into common shares of OQI at a rate of $0.99 ($1.25
CDN) for one year following their issuance and then at $1.27 ($1.60 CND) per share until maturity. In conjunction with this offering OQI also issued 343,750 warrants to purchase that same number of common shares at a price of $1.27 ($1.60 CND) until the earlier of i) the Company being listed for trading on a recognized stock exchange or ii) the maturity date.

As a result of the issuance of the convertible debentures, notes, warrants and re-issuance and re-pricing thereof the Company had a non-cash financing charge of $1,959,557 (2004 - $464,598) for the year ended April 30, 2005.

Consulting expense of $1,660,055 (2004 - $391,577) was up significantly as the Company tried to conserve its cash resources by paying consultants with bonus shares. Included in consulting expenses as of April 30, 2005 is $151,500 paid to directors of the Company and used to exercise 650,000 shares under option plans and $4,611 paid to them in cash.

Advertising and promotion costs of $338,428 (2004 - $211,561) were up as a result of the Company actively seeking financing for the Firebag Sask. Tar Sands prospect, exploration and related working capital needs.

Professional fees of $296,941 (2004 - $176,807) continued to be a major expense to the Company as it incurred costs related to evaluating various business proposals, dealing with Anhydride Canada's creditor situation and legal work pertaining to the convertible debenture and note financing.

As a result of convertible debenture and note financing the Company's interest and bank charges were $131,597 (2004 - $31,797), the change from the prior year is a direct result of the average outstanding balance between the two years.

Owing to uncertainty as to present value of the Earth Energy Inc. licence agreement the Company wrote it down to $1, which resulted in a charge to operations of $106,507 (2004 - $0).

Management fees for the year ended April 30, 2005 of $72,000 (2004 - $126,857) decreased as the former president of the Company resigned and the new president of the Company is not paid a management fee.

The Company's office costs are significantly higher at $68,606 (2004 - $12,869) as a result of a significantly higher Canadian dollar relative to the United States dollar, an increase volume of office related costs as a result of the financing activity and the inclusion of OQI's office costs.

The Company incurred transfer agent fees of $41,311 (2004 - $13,775) an increase due to the result of calling an annual general meeting.

Rent costs of the Company have increased to $34,741 (2004 - $14,916) a result of a significantly higher Canadian dollar relative to the United States dollar and the addition of rental costs of OQI.

Travel costs of $29,103 (2004 - $36,612) are directly related to costs associated with financing attempts and meetings pertaining to the development of the Company's projects.

In total, the Company experienced a net loss of $5,109,073 or $0.16 per share for the year ended April 30, 2005, compared to a net loss of $1,581,054 or $0.09 per share for the year ended April 30, 2004. The Company expects to continue to incur operating losses and will continue to be dependent on additional equity or debt sales and or property joint ventures to fund its activities in the future.

As noted above Anhydride Canada has incurred significant trade payables in pursuit of its exploration activities, which totaled to $718,462 as at April 30, 2003. In an attempt to settle these liabilities, the Company made an offer to Anhydride Canada creditors to settle outstanding debts for shares of the Company at $0.10 per share for each $0.15 CND of debt. The Company has received acceptances from creditors totaling $336,037 ($416,484 CND), which represents 2,776,560 common shares and during the year ended April 30, 2004 and issued 287,638 common shares pursuant to these agreements and during the year ended April 2005 an additional 493,493 common shares. Certain of the creditors have rejected this offer and threatened receivership proceedings against Anhydride Canada unless they are paid in full. Anhdydride Canada does not have the resources to meet these demands and the Company has determined that it will not commit further resources to Anhdydride Canada or defend such action should the creditors take it.

During the year ended April 30, 2004, rather than exercising a call option to acquire the Athabasca and Firebag prospect interests of Anhydride Limited Partnership the Company agreed to purchase them for 3,220,000 common shares of the Company. The Athabasca and Firebag prospects were written off as of April 30, 2003. As noted above during the year ended April 30, 2005, 886,666 of these common shares were issued and charged to exploration.

On April 21, 2005 the Company issued 10,728,124 common shares to the major shareholders of WPC and acquired a 97.53% interest in it. At the time the shares were issued WPC's liabilities exceeded its assets by $926,200 and this along with $2,209,219 for the common shares issued has been recorded as Pasquia Hills property acquisition costs. During the next twelve months the Company expects to settle the outstanding payables of WPC through the issuance of common shares, however, there are no assurances that it will be successful or at what price levels this can be done by.

During June 2005 the Company issued 7% convertible notes for an aggregate principal amount of $2,000,000. The Company has agreed to make monthly payments equal to one-twelfth of the initial principal amount of the note plus any other amounts due, including interest. The monthly payments for the first three months may be deferred until the fourth month and are payable in either shares, subject to an effective registration statement, or cash. Should the Company elect to make the monthly payment in cash then it must pay 130% of the principal plus 100% of any other amounts due, including interest. If the Company elects to have the monthly payment paid in shares than the note holders may convert at anytime thereafter into common shares of the Company at the lesser of i) $0.60, ii) 135% of the average of the five lowest closing bid prices of the Company's common stock for the ten trading days preceding the effective date of a registration statement registering the underlying shares and warrants for resale and iii) 70% of the average of the five lowest closing bid prices of the Company's common stock for the ten trading days preceding the date of conversion. Should the Company fail to make a timely election to pay in cash or shares or to actually make the cash payment then the holders of the notes may determine whether they want to be paid in cash or shares on the terms noted above. Pursuant to this offering the Company issued 500,000, warrants to purchase that same number of common shares at $0.45 until June 9, 2007, 5,000,000 warrants to purchase that same number of common shares at $0.55 per share until June 9, 2007 and 2,000,000 warrants to purchase that same number of common shares at $1.50. In conjunction with this offering the Company has paid $200,000 in finders fees and has agreed to pay a finders fee of 10% from any of the 5,000,000 warrants to purchase that same number of common shares at $0.55 per share until June 9, 2007 that are exercised. The agreement contains certain registration rights for the underlying shares of common stock and warrants and the Company will incur a 2% penalty if the registration statement is not filed by July 24, 2005 with a 2% penalty each 30 days thereafter until filed and a 2% penalty if the registration statement is not effective by December 6, 2005 with a 2% penalty each 30 days thereafter until effective. To date the Company has not filed its registration statement.

During the year ended April 30, 2005, the Company's subsidiary OQI also issued $876,073 ($1,100,000 CDN) 3% unsecured convertible debentures which mature as to $238,360 ($300,000 CDN) on February 28, 2008, $79,453 ($100,000 CDN) on April 1,
2008 and $556,173 ($700,000 CDN) on April 15, 2008. The notes are convertible into common shares of OQI at a rate of $0.99 ($1.25 CDN) for one year following their issuance and then at $1.27 ($1.60 CND) per share until maturity. In conjunction with this offering OQI also issued 343,750 warrants to purchase that same number of common shares at a price of $1.27 ($1.60 CND) until the earlier of i) the Company being listed for trading on a recognized stock exchange or ii) the maturity date.

As at July 28, 2005 the Company had approximately $1,700,000 in cash, plus OQI had cash on hand of approximately $3,500,000. We have no revenues. The Company expects that its primary focus over the next twelve months will be to settle with the WPC creditors and to conduct exploration programs of both its Pasquia Hills and Firebag Sask. prospects as to $174,800 and $3,200,000 respectively. It also expected that additional work programs will be required on the Pasquia Hills and Firebag Sask. Prospects and that these work programs will have to be funded from sources outside of the Company. Therefore, our operating results, profitability and future rate of growth depend solely on our ability to successfully develop our new business plans and our ability to obtain further funding. We plan to fund future operations by way of joint venture agreements and or other forms of financing, including the public offering or private placement of equity or debt securities and will continue to rely on loans from related parties to meet current obligations. However, we cannot assure you that joint venture partners, debt or equity financing or loans from related parties will be available to us on acceptable terms to meet these requirements.

Item 7. Financial Statements and Supplementary Data

See Financial Statements and Supplementary Data following the signature page of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation as of the end of the period covered by this annual report, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective for the purposes set forth in such definition.

CHANGES IN INTERNAL CONTROLS

There have not been any changes in the Company's internal controls over financial reporting identified in connection with the evaluation discussed above that occurred during the Company's last fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. Other Information

The following information was required to be reported on a Form 8-K during the fourth quarter of the Company's fiscal year, but the Company failed to file a report on Form 8-K disclosing such information:

Recent Sales of Unregistered Securities.

During the fiscal quarter ended April 30, 2005, the Company sold the following unregistered equity securities:

On March 22, 2005 the Company issued the following shares of Common Stock pursuant to the exercise of an equal number of warrants at $0.35:

                                  Warrant     Number of
                                  Expiry      Shares
         Platinum Partners        Nov 3/05      333,334
         Platinum Partners        Sept 14/06     16,666
         Viscount Investments     Sept 14/06    350,000

The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

On March 28, 2005 the Company issued the following shares of Common Stock pursuant to the exercise of an equal number of warrants at $0.35:

                                  Warrant     Number of
                                  Expiry      Shares
         Platinum Partners        Sept 14/06      4,750
         Viscount Investments     Nov   3/05    266,705
         Viscount Investments     Sept 14/06     33,295

The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

On April 4, 2005 the Company issued bonus shares, under its 2005 Stock Option Plan, for consulting services at a deemed price of $0.48 per share as to 400,000 shares of Common Stock to Tim Brock. The option and shares issued were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

On April 5, 2005 the Company issued the following shares of Common Stock pursuant to the exercise of an equal number of warrants at $0.35:

                                  Warrant     Number of
                                  Expiry      Shares

         Platinum Partners        Sept 14/06    100,000

The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

On April 6, 2005 the Company issued the following shares of Common Stock pursuant to the exercise of an equal number of warrants at $0.35:

                                  Warrant     Number of
                                  Expiry      Shares
         Zenny Trading Ltd.       Nov  3/05     100,000

The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act. On April 11, 2005 the Company issued the following shares of Common Stock pursuant to the exercise of an equal number of warrants at $0.35:

                                  Warrant     Number of
                                  Expiry      Shares

         Platinum Partners        Sept 14/06    100,000

The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

On April 20, 2005 the Company issued Bullion Fund Ltd. 2,000,000 shares of Common Stock pursuant to the agreement to purchase American Oilsands Inc. at a deemed price of $0.32 per share. The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

On April 21, 2005 the Company issued the following shares of Common Stock pursuant to a January 2004 agreement to purchase the shares of Western Petrochemicals Corporation:

                  0696780 BC Ltd                     1,533,826
                  0696772 BC Ltd                     1,532,383
                  101058135 Saskatchewan Ltd.        1,532,383
                  101058020 Saskatchewan Ltd.        1,532,383
                  Northern Lights Petroleum Inc.     1,532,383
                  Petroleum Stategies Inc.           1,532,383
                  Twin Mountain Energy               1,532,383

The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

On April 25, 2005 the Company issued the following shares of Common Stock pursuant to the exercise of an equal number of warrants at $0.35:

                                  Warrant     Number of
                                  Expiry      Shares
         Viscount Investments     Nov   3/05    266,705

The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

Amendment of/Entry Into Material Definitive Agreement; Completion of Acquisition of Assets

Western Petrochemicals Corp.

On April 21, 2005 the Company issued 10,728,124 common shares (in lieu of Series A and common shares, as previously described) to the major shareholders of WPC and acquired a 97.53% interest in WPC. At the time the shares were issued WPC's liabilities exceeded its assets by $926,200 and this along with $2,209,219 for the common shares issued has been recorded as Pasquia Hills property acquisition costs. The shares were issued to the persons described above under this Section 8B.

Sulfoxy Joint Venture

During April 2005, the Company has entered into a joint venture agreement whereby it has agreed to fund research and development relating to the improvement of bitumen recovery from surface mineable oil sands ore and in-situ recovery of bitumen and heavy oils by oxidation and sulfonation of asphaltens as to $163,054 ($205,220 CND) to obtain a 60% interest. Upon earning a 60% interest in the joint venture the Company may elect to purchase an additional 15% joint venture interest for $1,191,800 ($1,500,000 CND).

To date no payments have been made pursuant to this agreement, however, the Company is committed to contributing not less than $73,550 ($92,570 CND) on or before September 1, 2005 for the phase one work plan and $89,504 ($112,650 CND) on or before February 28, 2006, subject to the Company approving the anticipated phase two work plan. As such further expenditures on the Sulfoxy Joint Venture will depend on the outcome of the initial work phases.

Earth Energy License Agreement

On August 12, 2003, the Company became party to an exclusive license agreement for Canada, Central and South America with Earth Energy Resources Ltd. ("Earth Energy") and West Peak Ventures of Canada Ltd. ("West Peak") for the use of Earth Energy's proprietary catalytic process. The process includes a proprietary Catalyst in conjunction with processing equipment to separate hydrocarbons from sand, shale or oil. Under the terms of the underlying license agreement with Earth Energy, the Company was to have paid $375,799, subject to certain conditions, of which it paid $106,508 ($150,000 CDN). The Company was also to pay a royalty of 5% and had the right to purchase catalyst and processing equipment from Earth Energy Resources Ltd. for cost plus 25%. In conjunction with this agreement the Company also had a three-year option, on the same terms, on a Central and South American license agreement with the exception that the license fee is a one-time payment of $500,000 US.

During the year ended April 30, 2005 the above noted license agreement was cancelled and replaced with a new agreement whereby the Company is to receive a 2.5% of gross revenue and 12.5% of net profits from product sold and income earned (the "Royalty") from products and processes related to certain patented chemical formulations utilized for applications related to the extraction of oil from surface mines tar sands, oil shale and soil reclamation (the "Catalyst") in Canada. The Company may also elect to receive a similar Royalty from Central and South America, subject to a payment of $500,000 that may be paid by way of offset and forfeiture of the first $500,000 in Royalties. Earth Energy has the right to name four entities and their affiliates upon which the Company will only receive 50% of the Royalty. The Company also has the right purchase the Catalyst, at cost, and equipment from Earth Energy, at cost plus 25%, on any properties that the Company has a greater than 15% interest.

PART III

Information concerning matters in Items 9, 10, 11, 12 and 14 is being incorporated by reference into a definitive proxy statement, which is expected to be filed within 120 days after the close of our fiscal year.

                                     PART IV

Item 13. Exhibits pursuant to Item 601 of Regulation S-B.

(a)   Exhibits

3.1   Articles of Incorporation.(1)

3.2   Bylaws. (1)

4.1   2000 Stock Option Plan. (1)

4.2   2002 Stock Option Plan (2)

4.3   2003 Stock Option Plan (3)

4.4   2005 Stock Option Plan, filed herewith.

10.1 Option Agreement dated September 10, 2001 and Amendment dated October 10, 2001.(4)

10.2 Agreement and Plan of Reorganization with October Sun dated April 30, 2002.(5)

10.3  Joint Venture Agreement dated April 30, 2002.(6)

10.4  Employment Agreement with Doug Cannaday effective May 6, 2002.(6)

10.5  Exploration Agreement dated July 10, 2002.(6)

10.6 Equity Participation and Farmout Agreement dated April 7, 2004 between Energy 51, Inc., Uranium Power Corporation and West Peak Ventures of Canada, LTD.(7)

10.8 Agreement between West Peak Ventures of Canada, Ltd and Uranium Power Corporation, dated December 3, 2003. (7)

10.9 Agreement between Western Petrochemicals Corp., Powermax Energy, Inc. and Uranium Power Corporation dated April 23, 2004. (7)

10.10 Agreement between Western Canadian Mint, Inc., et al. and Uranium Power Corporation, as amended.(8)

10.11 New Licensing Agreement between Earth Energy Resources, Inc. West Peak Ventures of Canada, Ltd. and CanWest Petroleum Corporation dated
      March 4, 2005 filed herewith.

10.12 Convertible Note from Oilsands Quest, Inc. due September 29, 2008.(9)

10.13 Sulfoxy Joint Venture Agreement dated April 20, 2005, filed herewith.

10.14 Form of 7% Convertible Note and Warrant issued June 9, 2005, filed herewith.

10.15 Purchase and Sale Agreement with Western Petrochemicals Corp., filed herewith.

14    Code of Ethics (7)

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

------------------
1     Incorporated by reference from Form 10-SB, filed October 14, 1999.
2     Incorporated by reference from Form S-8, dated March 24, 2003.
3     Incorporated by reference from Form S-8, dated June 27, 2003.
4     Incorporated by reference from Form 10QSB for the period ended October 31,
      2001.
5     Incorporation by reference from Form 8-K dated May 10, 2002.
6     Incorporated by reference from Form 10-KSB dated September 11, 2003
7     Incorporated by reference from Form 10-KSB dated July 29, 2004.
8     Incorporated by reference from Form 10-QSB dated March 22, 2005.
9     Incorporated by reference from Form 10-QSB dated December 20, 2004.

(b)   Reports on Form 8-K

No reports on Form 8-K were filed during the last fiscal quarter covered by this annual report.

Item 14.

Information concerning matters in Items 9, 10, 11, 12 and 14 is being incorporated by reference into a definitive proxy statement, which is expected to be filed within 120 days after the close of our fiscal year.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CANWEST PETROLEUM CORPORATION


Date:  July 28, 2005                    By: /s/ Thornton J. Donaldson
                                           -------------------------------------
                                           Thornton J. Donaldson, President


Date:  July 28, 2005                    By: /s/ William G. Timmins
                                           -------------------------------------
                                           William G. Timmins, Secretary and
                                           Director

                                  EXHIBIT INDEX

3.1   Articles of Incorporation. (1)

3.2   Bylaws. (1)

4.1   2000 Stock Option Plan. (1)

4.2   2002 Stock Option Plan (2)

4.3   2003 Stock Option Plan (3)

4.4   2005 Stock Option Plan, filed herewith.

10.1 Option Agreement dated September 10, 2001 and Amendment dated October 10, 2001.(4)

10.2 Agreement and Plan of Reorganization with October Sun dated April 30, 2002.(5)

10.3  Joint Venture Agreement dated April 30, 2002.(6)

10.4  Employment Agreement with Doug Cannaday effective May 6, 2002.(6)

10.5  Exploration Agreement dated July 10, 2002.(6)

10.6 Equity Participation and Farmout Agreement dated April 7, 2004 between Energy 51, Inc., Uranium Power Corporation and West Peak Ventures of Canada, LTD,. (7)

10.8 Agreement between West Peak Ventures of Canada, Ltd and Uranium Power Corporation, dated December 3, 2003. (7)

10.9 Agreement between Western Petrochemicals Corp., Powermax Energy, Inc. and Uranium Power Corporation dated April 23, 2004.(7)

10.10 Agreement between Western Canadian Mint, Inc., et al. and Uranium Power Corporation, as amended.(8)

10.11 New Licensing Agreement between Earth Energy Resources, Inc. West Peak Ventures of Canada, Ltd. and CanWest Petroleum Corporation dated
      March 4, 2005, filed herewith.

10.12 Convertible Note from Oilsands Quest, Inc. due September 29, 2008.(9)

10.13 Sulfoxy Joint Venture Agreement dated April 20, 2005, filed herewith.

10.14 Form of 7% Convertible Note and Warrant issued June 9, 2005 filed herewith.

10.15 Purchase and Sale Agreement with Western Petrochemicals Corp., filed herewith.

14    Code of Ethics. (7)

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

------------------
1     Incorporated by reference from Form 10-SB, filed October 14, 1999.
2     Incorporated by reference from Form S-8, dated March 24, 2003.
3     Incorporated by reference from Form S-8, dated June 27, 2003.
4     Incorporated by reference from Form 10QSB for the period ended October 31,
      2001.
5     Incorporation by reference from Form 8-K dated May 10, 2002.
6     Incorporated by reference from Form 10-KSB dated September 11, 2003
7     Incorporated by reference from Form 10-KSB dated July 29, 2004.
8     Incorporated by reference from Form 10-QSB dated March 22, 2005.
9     Incorporated by reference from Form 10-QSB dated December 20, 2004.

                          INDEX TO FINANCIAL STATEMENTS

                        FOR CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)

                        --------------------------------

INDEX                                                                 PAGE NO.

Report of Independent Registered Public
Accounting Firm                                                         F-1

Consolidated Financial Statements

Consolidated Balance Sheets                                             F-2

Consolidated Statements of Operations                                   F-3

Consolidated Statements of Stockholders' Equity (Deficiency)            F-4-6

Consolidated Statements of Cash Flows                                   F-7

Notes to Consolidated Financial Statements                              F-8-30

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND DIRECTORS OF CANWEST PETROLEUM CORPORATION (an Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Canwest Petroleum Corporation (an Exploration Stage Company) as at April 30, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years ended April 30, 2005, 2004 and 2003 and the cumulative totals for the exploration stage operations from April 3, 1998 (inception) through April 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the consolidated financial position of the Company as at April 30, 2005 and 2004 and the results of its operations and its cash flows for each of the three years ended April 30, 2005, 2004 and 2003 and the cumulative totals for the exploration stage operations from April 3, 1998 (inception) through April 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern. As discussed in note 2 to the financial statements, the Company has no revenues and limited capital, which together raise substantial doubt about its ability to continue as a going-concern. Management plans in regard to these matters are also described in note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


"Pannell Kerr Forster" (signed)
(registered with PCAOB as "Smythe Ratcliffe")


Chartered Accountants


Vancouver, Canada
July 22, 2005

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
                      Consolidated Balance Sheets (note 2)
                                    April 30
                                 (U.S. Dollars)

====================================================================================================
                                                                           2005             2004
----------------------------------------------------------------------------------------------------
                                     Assets
Current
  Cash                                                                $  1,022,175      $    348,636
  Accounts receivable                                                       20,327            20,718
  Exploration Advances and Deposits                                        167,283                 0
----------------------------------------------------------------------------------------------------
Total Current Assets                                                     1,209,785           369,354
Properties (note 3 and 6)                                                5,773,464           118,456
Earth Energy Licence Agreement (note 15)                                         1           106,508
Investment in Energy 51 Inc. (note 18)                                     310,291           152,800
Investment in Uranium Holdings Corporation (note 6(b))                         815               815
----------------------------------------------------------------------------------------------------

Total Assets                                                          $  7,294,356      $    747,933
====================================================================================================

                                   Liabilities
Current
  Accounts payable (note 10)                                          $  2,029,734      $  1,115,177
  Convertible debentures (note 6(e) and 17)                                876,073         1,020,375
  Due to related parties (note 11)                                          69,689           639,307
----------------------------------------------------------------------------------------------------
                                                                         2,975,496         2,774,859
Future Income taxes (note 13)                                              142,594                 0
Non-controlling shareholders interest  (note 6(e))                         448,224                 0
----------------------------------------------------------------------------------------------------
Total Liabilities                                                        3,566,314         2,774,859
----------------------------------------------------------------------------------------------------
Commitments and Contingencies (notes 2,6,9,16,18 and 19)

                        Stockholders' Equity (Deficiency)
Capital Stock
  Authorized
    100,000,000 (2004 - 40,000,000) Common stock with a par value of $0.001 each
     10,000,000 Preferred stock with a par value of $0.001 each
  Issued
    58,408,661 Common stock (2004 - 20,784,838)                             58,409            20,785
Treasury Stock (note 9)
          23,000 Common stock (2004 - 23,000)                                  (23)              (23)
Additional Paid-in Capital                                              13,835,455         2,955,768
Deficit Accumulated During Exploration Stage                            (9,999,965)       (4,890,892)
Other Comprehensive Loss                                                  (165,834)         (112,564)
----------------------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficiency)                                  3,728,042        (2,026,926)
----------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity (Deficiency)               $  7,294,356      $    747,933
====================================================================================================

See notes to consolidated financial statements.

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations
                                 (U.S. Dollars)

==========================================================================================================
                                                                                                  From
                                                                                              Inception on
                                                                                              April 3, 1998
                                                                                                 Through
                                                      Year Ended April 30,                      April 30,
                                            2005               2004             2003              2005
----------------------------------------------------------------------------------------------------------
Expenditures
  Non-cash financing expense            $  1,959,557      $    464,598      $          0      $  2,424,155
  Consulting                               1,660,055           391,577           121,124         2,310,356
  Exploration costs                          505,098            99,685           803,791         1,824,961
  Advertising and promotion                  338,428           211,561           210,101           873,930
  Professional fees                          296,941           176,807           161,206           721,905
  Interest and bank charges                  131,597            31,797             4,672           168,619
  Write down of licence                      106,507                 0                 0           106,507
  Management fee                              72,000           126,857           100,721           414,602
  Office                                      68,606            12,869            13,306           106,717
  Transfer agent fee                          41,311            13,775             9,320            79,259
  Rent                                        34,741            14,916             5,847            75,919
  Travel                                      29,103            36,612            36,818           151,134
  Write-off of exploration property                0                 0           822,218           856,359
  Equity loss from investment                      0                 0                 0            19,713
  Incorporation cost written off                   0                 0                 0               700
----------------------------------------------------------------------------------------------------------
Net loss before income tax recovery
  and minority interest                   (5,243,944)       (1,581,054)       (2,289,124)      (10,134,836)
Income tax recovery                           39,385                 0                 0            39,385
----------------------------------------------------------------------------------------------------------
Net loss before minority interest         (5,204,559)       (1,581,054)       (2,289,124)      (10,095,451)
Minority interest (Note 6(e))                 95,486                 0                 0            95,486
----------------------------------------------------------------------------------------------------------
Net Loss for Period                     $ (5,109,073)     $ (1,581,054)     $ (2,289,124)     $ (9,999,965)
==========================================================================================================

Net Loss Per Share                      $      (0.16)     $      (0.09)     $      (0.18)
==========================================================================================================

Weighted Average Number of Shares
  Outstanding                             31,555,958        18,319,647        12,525,754
==========================================================================================================

See notes to consolidated financial statements.

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficiency)
                           Years Ended April 30, 2005
                                 (U.S. Dollars)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Additional
                                                Common Stock                   Treasury Stock             Paid-in     Subscriptions
                                            Shares       Par Value          Shares       Par Value        Capital        Received
-----------------------------------------------------------------------------------------------------------------------------------
Common stock issued on
  inception for assets                    6,000,000    $      6,000               0    $          0    $     91,834    $          0
Net loss                                          0               0               0               0               0               0
-----------------------------------------------------------------------------------------------------------------------------------

Balance, April 30, 1998                   6,000,000           6,000               0               0          91,834               0
Common stock issued
  For subscriptions                       1,000,000           1,000               0               0         606,005               0
  For resource properties                   200,000             200               0               0         137,131               0
Share issue costs                                 0               0               0               0         (15,586)              0
Net loss                                          0               0               0               0               0               0
Common stock returned to
  treasury for cancellation                (922,500)           (922)              0               0        (554,700)              0
-----------------------------------------------------------------------------------------------------------------------------------

Balance April 30, 1999                    6,277,500           6,278               0               0         264,684               0
Common stock issued for cash                600,000             600               0               0         299,400               0
Common stock issued for finder's fee         50,000              50               0               0          24,950               0
Treasury stock (note 9)                           0               0         (23,000)            (23)        (15,189)              0
Share issue costs                                 0               0               0               0         (25,000)              0
Net loss                                          0               0               0               0               0               0
-----------------------------------------------------------------------------------------------------------------------------------

Balance, April 30, 2000                   6,927,500           6,928         (23,000)            (23)        548,845               0
Common stock issued for
  financial services                        120,000             120               0               0          59,880               0
Other comprehensive income                        0               0               0               0               0               0
Net loss                                          0               0               0               0               0               0
-----------------------------------------------------------------------------------------------------------------------------------

Balance, April 30, 2001                   7,047,500    $      7,048         (23,000)   $        (23)   $    608,725    $          0
===================================================================================================================================

---------------------------------------------------------------------------------------
                                                            Deficit
                                                          Accumulated        Total
                                              Other        During the     Stockholders'
                                          Comprehensive    Exploration       Equity
                                              Income          Stage       (Deficiency)
---------------------------------------------------------------------------------------
Common stock issued on
  inception for assets                     $          0   $          0    $     97,834
Net loss                                              0           (700)           (700)
---------------------------------------------------------------------------------------

Balance, April 30, 1998                               0           (700)         97,134
Common stock issued
  For subscriptions                                   0              0         607,005
  For resource properties                             0              0         137,331
Share issue costs                                     0              0         (15,586)
Net loss                                              0       (210,736)       (210,736)
Common stock returned to
  treasury for cancellation                           0              0        (555,622)
---------------------------------------------------------------------------------------

Balance April 30, 1999                                0       (211,436)         59,526
Common stock issued for cash                          0              0         300,000
Common stock issued for finder's fee                  0              0          25,000
Treasury stock (note 9)                               0              0         (15,212)
Share issue costs                                     0              0         (25,000)
Net loss                                              0       (319,714)       (319,714)
---------------------------------------------------------------------------------------

Balance, April 30, 2000                               0       (531,150)         24,600
Common stock issued for
  financial services                                  0              0          60,000
Other comprehensive income                        3,534              0           3,534
Net loss                                              0       (136,856)       (136,856)
---------------------------------------------------------------------------------------

Balance, April 30, 2001                    $      3,534   $   (668,006)   $    (48,722)
=======================================================================================

See notes to consolidated financial statements.

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficiency)
                           Years Ended April 30, 2005
                                 (U.S. Dollars)

=========================================================================================================================
                                                                                                            Additional
                                                     Common Stock                  Treasury Stock            Paid-in
                                                 Shares       Par Value         Shares       Par Value       Capital
-------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 2001                         7,047,500   $      7,048        (23,000)   $        (23)   $    608,725
Common stock issued for cash                      987,000            987              0               0         220,113
Subscriptions received                                  0              0              0               0               0
Stock option compensation  expense                      0              0              0               0          77,600
Other comprehensive income                              0              0              0               0               0
Common stock deemed to be  issued               3,950,000          3,950              0               0         193,550
Warrants granted on purchase                            0              0              0               0          50,000
Net loss                                                0              0              0               0               0
-------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 2002                        11,984,500         11,985        (23,000)            (23)      1,149,988
Common stock issued for cash
  and settlement of debt                        2,300,000          2,300              0               0         299,700
Subscriptions received                                  0              0              0               0               0
Stock option compensation  expense                      0              0              0               0          76,124
Other comprehensive income  (loss)                      0              0              0               0               0
Net loss                                                0              0              0               0               0
-------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 2003                        14,284,500         14,285        (23,000)            (23)      1,525,812
Common stock issued
  For settlement of debt                        1,037,638          1,037              0               0         102,727
  For cash                                      3,750,000          3,750              0               0         529,950
  For service                                   1,620,100          1,620              0               0         207,320
  For property                                     92,600             93              0               0          36,021
Stock option compensation expenses                      0              0              0               0          89,340
Beneficial conversion feature of
  convertible debenture and
  warrants (note 17)                                    0              0              0               0         464,598
Other comprehensive income (loss)                       0              0              0               0               0
Net loss                                                0              0              0               0               0
-------------------------------------------------------------------------------------------------------------------------

Balance, April 30, 2004                        20,784,838   $     20,785        (23,000)   $        (23)   $  2,955,768
=========================================================================================================================

============================================================================================================
                                                                                Deficit
                                                                 Other        Accumulated         Total
                                                             Comprehensive     During the      Stockholders'
                                              Subscriptions      Income        Exploration        Equity
                                                 Received        (Loss)           Stage        (Deficiency)
------------------------------------------------------------------------------------------------------------
Balance, April 30, 2001                        $          0    $      3,534    $   (668,006)   $    (48,722)
Common stock issued for cash                              0               0               0         221,100
Subscriptions received                              112,500               0               0         112,500
Stock option compensation  expense                        0               0               0          77,600
Other comprehensive income                                0             256               0             256
Common stock deemed to be  issued                         0               0               0         197,500
Warrants granted on purchase                              0               0               0          50,000
Net loss                                                  0               0        (352,708)       (352,708)
------------------------------------------------------------------------------------------------------------
Balance, April 30, 2002                             112,500           3,790      (1,020,714)        257,526
Common stock issued for cash
  and settlement of debt                                  0               0               0         302,000
Subscriptions received                             (112,500)              0               0        (112,500)
Stock option compensation  expense                        0               0               0          76,124
Other comprehensive income  (loss)                        0         (79,340)              0         (79,340)
Net loss                                                  0               0      (2,289,124)     (2,289,124)
------------------------------------------------------------------------------------------------------------
Balance, April 30, 2003                                   0         (75,550)     (3,309,838)     (1,845,314)
Common stock issued
  For settlement of debt                                  0               0               0         103,764
  For cash                                                0               0               0         533,700
  For service                                             0               0               0         208,940
  For property                                            0               0               0          36,114
Stock option compensation expenses                        0               0               0          89,340
Beneficial conversion feature of
  convertible debenture and warrants (note 17)            0               0               0         464,598
Other comprehensive income (loss)                         0         (37,014)              0         (37,014)
Net loss                                                  0               0      (1,581,054)     (1,581,054)
------------------------------------------------------------------------------------------------------------

Balance, April 30, 2004                        $          0    $   (112,564)   $ (4,890,892)   $ (2,026,926)
============================================================================================================

See notes to consolidated financial statements.

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficiency)
                           Years Ended April 30, 2005
                                 (U.S. Dollars)

===================================================================================================================================
                                                                                                        Additional
                                                  Common Stock                   Treasury Stock           Paid-in     Subscriptions
                                             Shares       Par Value         Shares       Par Value        Capital       Received
-----------------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 2004                    20,784,838   $     20,785        (23,000)   $        (23)   $  2,955,768   $          0
Common stock issued
  For settlement of debt                   16,607,161         16,607              0               0       3,752,292              0
  For cash                                  3,801,972          3,802              0               0         998,555              0
  For services                              4,436,566          4,437              0               0       1,245,290              0
  For property (Note 6)                    12,778,124         12,778              0               0       2,855,441              0
Stock option compensation expense
  (Note 4)                                          0              0              0               0          68,552              0
Beneficial conversion feature of
  convertible debentures and  warrants
  (Note 6(e), 8 and 17)                             0              0              0               0       1,959,557              0
Other comprehensive income (loss)                   0              0              0               0               0        (53,270)
Net loss                                            0              0              0               0               0              0
-----------------------------------------------------------------------------------------------------------------------------------

Balance April 30,2005                      58,408,661   $     58,409        (23,000)   $        (23)   $ 13,835,455   $          0
===================================================================================================================================

========================================================================================
                                                             Deficit
                                              Other        Accumulated        Total
                                           Comprehensive    During the     Stockholders'
                                              Income        Exploration       Equity
                                              (Loss)           Stage       (Deficiency)
----------------------------------------------------------------------------------------
Balance, April 30, 2004                    $   (112,564)   $ (4,890,892)   $ (2,026,926)
Common stock issued
  For settlement of debt                              0               0       3,768,899
  For cash                                            0               0       1,002,357
  For services                                        0               0       1,249,727
  For property (Note 6)                               0               0       2,868,219
Stock option compensation expense
  (Note 4)                                            0               0          68,552
Beneficial conversion feature of
  convertible debentures and  warrants
  (Note 6(e), 8 and 17)                               0               0       1,959,557
Other comprehensive income (loss)                     0
Net loss                                     (5,109,073)     (5,109,073)
----------------------------------------------------------------------------------------

Balance April 30,2005                      $   (165,834)   $ (9,999,965)   $  3,728,042
========================================================================================

See notes to consolidated financial statements.

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                           (Exploration Stage Company)
                      Consolidated Statements of Cash Flows
                                 (U.S. Dollars)

==================================================================================================================
                                                                                                    From Inception
                                                                                                           on
                                                              Year Ended April 30,                   April 3, 1998
                                                      2005             2004             2003         Through April
                                                                                                        30, 2005
------------------------------------------------------------------------------------------------------------------
Operating Activities
  Net loss                                        $(5,109,073)     $(1,581,054)     $(2,289,124)     $(9,999,965)
  Non cash adjustments to net loss
      Compensation expense                             68,552           89,340           76,124          311,616
      Consulting expenses satisfied by shares       1,161,060          196,940                0        1,418,000
      Exploration costs acquired for shares            88,667                0                0          225,998
      Equity loss from investment                           0                0                0           19,713
      Non-cash financing expense                    1,959,557          464,598                0        2,424,155
       Write-off of exploration property                    0                0          822,218          856,359
     Write down of licence                            106,507                0                0          106,507
     Income Tax Recovery                              (39,385)               0                0          (39,385)
     Minority Interest                                (95,486)               0                0          (95,486)
Changes In Non-Cash Working Capital
  Accounts receivable                                (166,892)         (14,168)            (279)        (187,610)
  Accounts payable                                  1,387,136          108,474          934,040        2,544,380
------------------------------------------------------------------------------------------------------------------
Cash Used in Operating Activities                    (639,357)        (735,870)        (456,621)      (2,415,718)
------------------------------------------------------------------------------------------------------------------
Investing Activities
  Earth Energy Licence                                      0         (106,508)               0         (106,508)
  Property acquisition                             (2,786,789)         (82,341)         (75,048)      (3,810,529)
  Investment in Energy 51 Inc.                       (157,491)        (152,800)               0         (310,291)
------------------------------------------------------------------------------------------------------------------
Cash Used in Investing Activities                  (2,944,280)        (341,649)         (75,048)      (4,227,328)
------------------------------------------------------------------------------------------------------------------
Financing Activities
  Issuance of shares for cash                       1,002,357          533,700          302,000        2,408,393
  Common stock returned to treasury                         0                0                0          (15,212)
  Convertible debentures                            2,503,748        1,020,375                0        3,524,123
  Advances from Uranium Holdings Corporation                                 0          (16,856)               0
  Advances from (to) related parties                   25,382         (127,084)         321,435          664,689
  Future Income Taxes                                 181,979                0                0          181,979
  Minority Interest                                   543,710                0                0          543,710
  Subscriptions received                                    0                0         (112,500)               0
------------------------------------------------------------------------------------------------------------------
Cash Provided by Financing Activities               4,257,176        1,426,155          494,915        7,307,681
------------------------------------------------------------------------------------------------------------------
Inflow (Outflow) of Cash                              673,539          348,636          (37,154)         664,635
Cash, Beginning of Period                             348,636                0           37,154                0
------------------------------------------------------------------------------------------------------------------
Cash, End of Period                               $ 1,022,175      $   348,636      $         0      $   664,635
==================================================================================================================
Non-Cash Financing Activities
  Common stock issued for properties              $ 2,868,219      $    36,114      $         0      $ 3,336,998
  Warrants granted on purchase of properties      $         0      $         0      $         0      $    50,000
  Common stock issued for services                $ 1,249,727      $   196,940      $         0      $ 1,531,667
  Common stock issued for debt                    $ 3,768,899      $         0      $         0      $ 3,768,899
==================================================================================================================

See notes to consolidated financial statements.

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
            Years Ended April 30, 2005, 2004 and 2003 and the Period
              From April 3, 1998 (Inception) Through April 30, 2005
                                 (U.S. Dollars)
================================================================================

1.    ORGANIZATION AND NATURE OF BUSINESS

      The Company was incorporated as Uranium Power Corporation on April 3, 1998 under the laws of the State of Colorado and on November 2, 2004 changed its name to CanWest Petroleum Corporation (the "Company"). The Company is in the exploration stage as defined in statement No. 7 of the Financial Accounting Standards Board. The principal business activity is the exploration and development of natural resource properties principally in Canada.

      These consolidated financial statements include the accounts of the Company and the following:

            - its wholly owned subsidiary, Anhydride Petroleum (USA), Inc. ("Anhydride USA") and Anhydride USA's wholly owned subsidiary Anhydride Petroleum (Canada) Inc. ("Anhydride Canada") both acquired April 30, 2002;

            - Oilsands Quest Inc. ("OQI") in which the Company held a 64.89% interest (note 6(e)); and

            - Western Petrochemicals Corp. ("Western Petrochemicals") that the Company holds a 97.53% interest (note 3).

      All intercompany transactions have been eliminated.

      Subsequent to April 30, 2005, the Company acquired 100% of Township Petroleum Corporation, which has been inactive since incorporation.

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

      The Company has a working capital deficit of $1,765,711 (2004 - $2,405,505), minimal other capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies.

      Included in accounts payable is $689,066 (2004 - $692,420) payable by Anhydride Canada. Certain of the creditors of Anhydride Canada have threatened receivership proceedings against Anhydride Canada unless they are paid in full. Anhydride Canada does not have the resources to meet these demands and the Company has determined that it will not commit resources to Anhydride Canada or defend such action should the creditors take it. To date no formal action has been taken by the Anhydride Canada creditors.

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

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
            Years Ended April 30, 2005, 2004 and 2003 and the Period
              From April 3, 1998 (Inception) Through April 30, 2005
                                 (U.S. Dollars)
================================================================================

3.    ACQUISITION OF WESTERN PETROCHEMICALS

      On April 21, 2005 the Company issued 10,728,124 common shares for a 97.53% interest in Western Petrochemicals Corp., which holds the permits to the Pasquia Hills, Oil Shale Project (note 6(d)). At the time the shares were issued Western Petrochemicals liabilities exceeded its assets by $926,200 and this along with $2,209,219 for the common shares issued has been recorded as Pasquia Hills property acquisition costs.

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

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
            Years Ended April 30, 2005, 2004 and 2003 and the Period
              From April 3, 1998 (Inception) Through April 30, 2005
                                 (U.S. Dollars)
================================================================================

4.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

      (h)   Stock-based compensation

            Also, subsequent to April 30, 2005, the Company applies the intrinsic value method of accounting as prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations, in accounting for options granted to employees. As such, compensation expense is recorded on the date of the grant when the market price of the underlying stock exceeds the exercise price. SFAS 123 "Accounting for Stock-based Compensation" establishes accounting and disclosure requirements using the fair value-based method of accounting for stock-based compensation plans. As allowed by SFAS 123, the Company elected to continue to apply the intrinsic value-based method of accounting described above and has adopted the disclosure requirements of SFAS 123, as amended by SFAS 148 effective May 1, 2003.

            The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $Nil (2004 - $Nil) was recognized as compensation expense. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option-pricing model, the pro-forma effect on the Company's net loss and per share amounts would have been as follows:

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
            Years Ended April 30, 2005, 2004 and 2003 and the Period
              From April 3, 1998 (Inception) Through April 30, 2005
                                 (U.S. Dollars)
================================================================================

4.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

      (h)   Stock-based compensation (Continued)

            ===========================================================================================
                                                            2005             2004              2003
            -------------------------------------------------------------------------------------------
            Net loss, as reported                      $  (5,109,073)   $  (1,581,054)   $  (2,289,124)
            Deduct:
              Total stock-based compensation
                expense determined under value under
                based method awards, net of
                related tax effects                          (16,420)        (127,886)        (137,175)
            -------------------------------------------------------------------------------------------

            Net loss, pro-forma                        $  (5,125,493)   $  (1,708,940)   $  (2,426,299)
            ===========================================================================================
            Net loss per share, as reported            $       (0.16)   $       (0.09)   $       (0.18)
            Add:
                Stock-based expense determined
                under fair value based method
                awards, net of related tax effects             (0.00)           (0.00)           (0.01)
            -------------------------------------------------------------------------------------------

            Net loss per share, pro-forma              $       (0.16)   $       (0.09)   $       (0.19)
            ===========================================================================================

            During the year ended April 30, 2005, 2,899,900 options were granted to consultants. These options were accounted for using the Black-Scholes option-pricing model, which resulted in consulting expenses totalling $68,552 (2004 - $89,340; 2003 - $76,124).

            The fair value of each option grant is calculated using the following weighted average assumption:

            ===================================================================
                                            2005            2004          2003
            -------------------------------------------------------------------

            Expected life (years)              5               1             2
            Interest rate                  3.98%            2.5%         3.00%
            Volatility                   146.12%          84.01%        70.86%
            Dividend yield                 0.00%           0.00%         0.00%
            ===================================================================

Need updated numbers for here

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
            Years Ended April 30, 2005, 2004 and 2003 and the Period
              From April 3, 1998 (Inception) Through April 30, 2005
                                 (U.S. Dollars)
================================================================================

4.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

      (i)   Recent accounting pronouncements (Continued)

      i) FIN 46(R), Consolidation of Variable Interest Entities, applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of Interpretation 46(R). Application of Interpretation 46 or Interpretation 46 (R) is required in financial statements of public entities that have public interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by non-public entities is required at various dates in 2004 and 2005. There is no impact on the Company's financial statements.

      ii) In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

      iii) In December 2004, FASB issued a revision to Statement No. 123, Accounting for Stock-Based Compensation which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised SFAS 123 eliminates the alternative to use Opinion 25's intrinsic value method of accounting and instead, requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. Furthermore, public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value as well as estimate the number of instruments for which the requisite service is expected to be rendered. Any incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair values before and after the modification. For public entities that file as small business issuers, the effective date of the revised Statement is as of the beginning of the next fiscal year that begins after December 15, 2005. The Company currently uses the intrinsic value method.

5.    FINANCIAL INSTRUMENTS

      (i) The carrying value of cash, accounts receivable, exploration advances and deposits, accounts payable, convertible debentures and due to related parties approximate their fair value because of the short maturity of these financial instruments.

      (ii)  Interest rate risk

            The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities.

      (iii) Translation risk

            The Company is exposed to foreign currency fluctuations to the extent expenditures incurred by the Company are not denominated in U.S. dollars.

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
            Years Ended April 30, 2005, 2004 and 2003 and the Period
              From April 3, 1998 (Inception) Through April 30, 2005
                                 (U.S. Dollars)
================================================================================

6.    PROPERTIES

                                   Hocking Lake                      Firebag, Sask.
                                    and Henday       Pasquia Hills     Tar Sands
                                  Lake Properties  Oil Shale Project    Project
                                    (note6(a))         (note 6(d))     (note6(e))           Total
      -----------------------------------------------------------------------------------------------
      Balance April 30, 2003      $           1     $           0     $           0     $           1
      Acquisition of property                 0           118,455                 0           118,455
      -----------------------------------------------------------------------------------------------
      Balance April 30, 2004                  1           118,455                 0           118,456
      Acquisition of property                 0         2,936,637         2,718,311         5,655,008
      ===============================================================================================

      Balance April 30, 2005      $           1     $   3,055,152     $   2,718,311     $   5,773,464
      ===============================================================================================

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

            The Company will continue to hold a 20% interest in the claims transferred to UHC regardless of the equity issued subsequent to the incorporation of UHC. The Company shall have a carried interest in the claims until such time as a total of $163,334 (CDN - $250,000) inclusive of the $94,080 (CDN - $144,000) required for the first work program has been expended. Subsequent to such expenditure, the Company shall retain the right to participate on the same basis as the investors in future expenditure programs on a pro-rata basis. Should the Company not provide the requested funds within 30 days of written demand, the Company's 20% interest shall be reduced in such manner as may reasonably be negotiated between the parties. As of April 30, 2005, $496,619 (2004 - $475,584) had been spent on the property. During the year ended April 30, 2005, the Company expended $4,207 (2004 - $59,525) to maintain its 20% interest in the claims.

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
            Years Ended April 30, 2005, 2004 and 2003 and the Period
              From April 3, 1998 (Inception) Through April 30, 2005
                                 (U.S. Dollars)
================================================================================

6. PROPERTIES (Continued)

  (c) Athabaska Oil Prospect

      (a) During the year ended April 30, 2002, the Company signed an Option Agreement with October Sun to purchase all the issued and outstanding shares in the capital stock of Anhydride Canada owned by October Sun. Anhydride Canada owns certain petroleum and natural gas parcels and rights in the Province of Alberta, Canada. Consideration was as follows:

            (i)   cash of $75,000;

            (ii) transferable share purchase warrants for 1,000,000 shares of common stock of the Company exercisable at $0.01 per share on or before July 25, 2003 to third parties;

            (iii) commit to pay all costs to a maximum of $60,000 for completion or abandonment of an existing well that Anhydride Canada had the rights to explore; and

            (iv) issue to third parties, options entitling them to purchase 500,000 shares of common stock of the Company, at $0.27 per share, on or before August 21, 2006.

      (b)   The Company completed the following to exercise the option:

            (i) delivered $100,000 by way of demand promissory note to October Sun;

            (ii) assumed the obligations of Anhydride Canada of a promissory note of $192,700 (CDN - $300,000) and a bonus of $64,230 (CDN
                  - $100,000) to the lenders (this obligation has been paid off in full);

            (iii) 3,950,000 shares at $0.001 per share were issued to the private company or assigns; and

            (iv) granted October Sun a transferable warrant to subscribe for 500,000 shares of common stock at $0.01 per share for a one year period following the successful test of the initial well. This warrant was cancelled and replaced by one for 600,000 shares of common stock on similar terms to a third party (note
                  8).

      The acquisition of the Athabaska Oil Prospect was accomplished through the consummation of a reverse triangular merger completed April 30, 2002.

      During the year ended April 30, 2003, the Company re-entered an oil well and a total of $1,650,298 was spent in exploration costs to test and deepen it. Of this amount $846,507 was contributed by working interest holders, see Farmout Agreements (note 14), and this amount has been deducted from the total exploration costs leaving net exploration costs of $803,791 being charged to operations. The result of the exploration was that no economic quantities of hydrocarbons were discovered and as a result the property was written off during the year ended April 30, 2003.

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
            Years Ended April 30, 2005, 2004 and 2003 and the Period
              From April 3, 1998 (Inception) Through April 30, 2005
                                 (U.S. Dollars)
================================================================================

6.    PROPERTIES (Continued)

  (d) Pasquia Hills, Oil Shale Project

      During the year ended April 30, 2004, the Company acquired the right to acquire a 60% joint venture interest in the Pasquia Hills oil shale project, covering approximately 700,000 acres located in the Pasquia Hills area of Saskatchewan, from Western Petrochemicals. Pursuant to the agreement the Company has made a payment of $26,090 to Western Petrochemicals and has paid certain other costs on Western Petrochemicals behalf which have been included in property acquisition costs. The Company also acquired the rights to a farm-in agreement on the Pasquia Hills land from a non-related company for 92,000 shares of common stock, with a cost of $36,114, and a cash payment of $29,923.

      On April 21, 2005 the Company issued 10,728,124 common shares for a 97.53% interest in Western Petrochemicals Corp., which holds the permits to the Pasquia Hills, Oil Shale Project. At the time the shares were issued Western Petrochemicals liabilities exceeded its assets by $926,200 and this along with $2,209,219 for the common shares issued has been recorded as Pasquia Hills property acquisition costs.

  (e) Firebag, Sask., Tar Sands Project

      During the year ended April 30, 2005 the Company acquired a 49% interest in the Firebag, Saskatchewan prospect that covers approximately 2,000 square miles in northwestern Saskatchewan along the Alberta border. The prospective lands host Fort McMurray and Wabiskaw Palo channel zones containing Athabasca Oil Sands. This interest was acquired for $769,125 ($1 million CDN), 50,000 common shares with a deemed value of $19,000 and a 2.5% gross overriding royalty.

      The Company had another agreement to purchase the remaining 51% interest through the indirect purchase of 100% of the issued and outstanding shares of American Oilsands Company Inc., a private Alberta, Canada, company, for $1,202,131 ($1,500,000 CDN), 2 million common shares and $0.11 per barrel in royalties. Included in property costs for the year ended April 30, 2005 is non-refundable payment of $437,962 ($550,000 CND) that the Company made towards this purchase and $640,000 related to the issuance of the 2 million common shares by the Company.

      The 49% interest in the Firebag Saskatchewan prospect is held by the Company's subsidiary OQI. The Company, acquired OQI on September 24, 2004 and held all 100 of the issued and outstanding shares. In order to finance the purchase OQI borrowed $794,534 ($1 million CDN) from the Company by way of a convertible note. This convertible note is due September 29, 2008, bears interest at 3% and is convertible into common shares of OQI at $1.06 ($1.30 CND) per share.

      In order to secure management, raise funds for the exploration of the project and the payment required for the remaining 51% of the project OQI issued 3 million OQI shares to OQI management and 6,999,900 OQI shares to the Company all at $.001 per share.

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
            Years Ended April 30, 2005, 2004 and 2003 and the Period
              From April 3, 1998 (Inception) Through April 30, 2005
                                 (U.S. Dollars)
================================================================================

6.    PROPERTIES (Continued)

  (e) Firebag, Sask., Tar Sands Project (Continued)

      Additional private placements by OQI during the year ended April 30, 2005 were as follows:

            - Raised by way of a private placement $166,852 through the sale of 420,000 common shares;

            - OQI issued 315,000 common shares, pursuant to which income tax deductions pertaining to exploration equal to the proceeds are claimable by the investors ("Flow-through Common Shares"), for proceeds of $500,556 ($630,000 CND) and 5,875 warrants to finders in relation to the sale of these shares whereby each warrant may be converted into one common share at $1.59 ($2.00
                  CND) until June 30, 2006; and

            - OQI issued 15,000 common shares and 37,500 Flow-through Common Shares for proceeds of $78,659 ($99,000 CND), 375 warrants to finders in relation to the sale of these shares whereby each warrant may be converted into one common share at $1.28 ($1.60
                  CND) until October 1, 2006 and 625 warrants to finders in relation to the sale of these shares whereby each warrant may be converted into one common share at $1.59 ($2.00 CND) until October 1, 2006.

      OQI also issued $876,073 ($1,100,000 CDN) 3% unsecured convertible debentures which mature as to $238,929 ($300,000 CDN) on February 28, 2008, $79,643 ($100,000 CDN) on April 1, 2008 and $557,501 ($700,000 CDN)
      on April 15, 2008. The notes are convertible into common shares of OQI at a rate of $0.99 ($1.25 CDN) for one year following their issuance and then at $1.27 ($1.60 CND) per share until maturity. In conjunction with this offering OQI also issued 343,750 warrants to purchase that same number of common shares at a price of $1.27 ($1.60 CND) until the earlier of i) the Company being listed for trading on a recognized stock exchange or ii) the maturity date.

      In conjunction with the above noted convertible debentures and warrant issuances the Company incurred $372,421 in non-cash financing expense.

      OQI issued 300,000 options to acquire that same number of shares at $0.40 ($0.50 CND) until November 12, 2009, subject to a vesting period of one year.

      From the proceeds of the share issuances and convertible debentures OQI made non-refundable property payments of $406,629 ($500,000 CND) towards the purchase of the remaining 51% of the project leaving a commitment to pay $357,540 ($450,000 CND) as at April 30, 2005.

      OQI reached agreement with its President and Chief Financial Officer whereby, subject to certain conditions, they each have agreed to provide their services to OQI in return for $66,741 ($84,000 CND) per year until certain business targets are met and thereafter at $139,043 ($175,000 CND) per year which, subsequent to April 30, 2005 have been met. These agreements also contain termination clauses whereby OQI has agreed to pay the officers, subject to certain conditions, an amount of up to one and one-half times their annual pay should they be terminated for reasons other than cause.

      The Company has the right of first offer on future financings.

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
            Years Ended April 30, 2005, 2004 and 2003 and the Period
              From April 3, 1998 (Inception) Through April 30, 2005
                                 (U.S. Dollars)
================================================================================

6.    PROPERTIES (Continued)

  (e) Firebag, Sask., Tar Sands Project (continued)

      As at April 30, 2005 the Company held 7,000,000 common shares, representing 64.89% of the issued and outstanding shares of OQI. The non-controlling shareholders 35.11% interest in OQI represented $448,224 of its net assets.

      Subsequent to April 30,2005, OQI completed the purchase of the remaining 51% interest in the property by paying $357,540 ($450,000 CND). OQI now has a 100% interest in the property, subject to the above noted royalties.

      OQI issued 1,524,875 Flow-through Common Shares and 767,628 units under a private placement for gross proceeds of $3,490,464 ($4,393,099 CND). Each unit consisted of one common share and warrant entitling the holder to acquire one common share at $1.59 ($2.00 CND). These warrants expire as to 717,628 warrants on May 31, 2007 and 50,000 warrants on June 15, 2007. In conjunction with this financing OQI also issued agents warrants whereby the agent may acquire up to 146,475 common shares and 14,000 common shares both at $1.39 ($1.75 CND) until May 31, 2008 and June 15, 2008 respectively and 146,475 common shares and 14,000 common shares both at $1.59 ($2.00 CND) until May 31, 2008 and June 15, 2008 respectively.

      Also subsequent to April 30, 2005, the Company agreed to convert the non-refundable payment of $437,962 ($550,000 CND) that the Company made towards the purchase of the 51% interest in the property into 297,688 common shares and a warrant to acquire up to an additional 647,688 common shares at $1.59 ($2.00 CND) until June 13, 2007.

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
            Years Ended April 30, 2005, 2004 and 2003 and the Period
              From April 3, 1998 (Inception) Through April 30, 2005
                                 (U.S. Dollars)
================================================================================

7.    STOCK OPTIONS

      The Company had outstanding options to purchase that same number of common shares as follows:

      ========================================================================
                            Exercise                    April 30,
      Expiry Date            Price           2005         2004           2003
      ------------------------------------------------------------------------

      April 15, 2004       $    0.25             0             0       100,000
      April 25, 2004       $    0.12             0             0       410,000
      October 15, 2004     $    0.17             0       600,000             0
      January 27, 2005     $    0.30             0       100,000             0
      May 6, 2005          $    0.25             0             0       400,000
      May 15, 2005         $    0.25       225,000       455,000       455,000
      February 2, 2006     $    0.30       100,000             0             0
      August 21, 2006      $    0.27       850,000     1,050,000     1,050,000
      ------------------------------------------------------------------------
                                         1,175,000     2,205,000     2,415,000
      ========================================================================

      The following table summarizes the Company's stock option activity:

      ====================================================================================
                                                                                 Weighted
                                                                                  Average
                                            Number            Exercise           Exercise
                                          of Options            Price              Price
      ------------------------------------------------------------------------------------
      Balance, April 30, 2002             1,200,000       $ 0.27 to $ 0.50        $ 0.30
      Granted during year                 3,310,000       $ 0.12 to $ 0.27        $ 0.24
      Cancelled                            (810,000)      $ 0.25 to $ 0.27        $ 0.22
      Exercised                          (1,135,000)      $ 0.11 to $ 0.20        $ 0.16
      Expired                              (150,000)           $ 0.27             $ 0.27
      ------------------------------------------------------------------------------------
      Balance, April 30, 2003             2,415,000       $ 0.12 to 0.27          $ 0.24
      Granted during year                 6,050,100       $ 0.06 to $ 0.45        $ 0.14
      Cancelled                            (400,000)           $ 0.25             $ 0.25
      Exercised                          (5,760,100)      $ 0.06 to $ 0.45        $ 0.13
      Expired                              (100,000)           $ 0.25             $ 0.25
      ------------------------------------------------------------------------------------
      Balance, April 30, 2004             2,205,000            $ 0.24             $ 0.24
      Granted during year                 2,749,900       $0.30 to $0.48          $ 0.37
      Exercised                          (3,649,900)      $0.17 to $0.48          $ 0.33
      Expired                              (130,000)      $0.25 to $0.30          $ 0.29
      ------------------------------------------------------------------------------------
      Balance, April 30, 2005             1,175,000       $0.25 to $0.30          $ 0.27
      ====================================================================================

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
            Years Ended April 30, 2005, 2004 and 2003 and the Period
              From April 3, 1998 (Inception) Through April 30, 2005
                                 (U.S. Dollars)
================================================================================

7.    STOCK OPTION PLAN (Continued)

      During the year ended April 30, 2000, the Company adopted an incentive and a non-statutory stock option plan. As of April 30, 2003 and April 30, 2004 the Company had options outstanding to acquire 1,050,000 shares of common stock under the 2000 plan at $0.27 per share until August 21, 2006. During the year ended April 30, 2005, 200,000 of the option under this plan were exercised. There remain 850,000 options outstanding under this plan and no additional options are available to be issued under this plan.

      The Company also issued an option, not under a plan, to a consultant to acquire up to 150,000 common shares at $0.27 per share until March 31, 2003, which expired unexercised during the year ended April 30, 2003.

      During the year ended April 30, 2003, the Company adopted a 2002 Stock Option Plan (the "2002 Plan") which as at April 30, 2003 had outstanding options to acquire up to 1,365,000 shares of common stock, which were to expire as to 100,000 at $0.25 per share on April 15, 2004, 410,000 at $0.12 on April 25, 2004, 230,000 at $0.25 per share on May 15, 2004,
      400,000 on May 6, 2005 and 225,000 at $0.25 on May 15, 2005. During the
      year ended April 30, 2004 the Company cancelled 400,000 options at $0.25 per share, which expired on May 6, 2005 and reissued them at $0.11 per share until June 28, 2004. Also during this period 810,000 options were exercised as to 410,000 options at $0.12 per share with an expiry date of April 25, 2004 and 400,000 options at $0.11 per share with an expiry date of June 28, 2004. On April 15, 2004, 100,000 options expired unexercised. During the year ended April 30, 2005, 30,000 options at $0.25 per share expired unexercised as at May 15, 2004 and 200,000 options at $0.25 were exercised. As at April 30,2005 under the 2002 Plan 225,000 options at $0.25 expiring May 15, 2005 remained outstanding. Subsequent to April 30, 2005 the 225,000 options at $0.25 expiring May 15, 2005 expired unexercised and were replaced by 225,000 options at $0.40 expiring November 1, 2006. Due to the expiry of options 30,000 options remain available for issuance under this plan.

      On June 20, 2003, the Company adopted the 2003 Stock Option Plan (the "2003 Plan"), whereby 2,500,000 shares of common stock may be optioned. The 2003 Plan has not been adopted or ratified by the shareholders of the Company. Incentive options may be granted at any price for a period of up to ten years. During the year ended April 30, 2004 the Company issued a total of 2,500,000 options to acquire that same number of common shares. These options were issued as to 1,050,000 options at a deemed price of $0.10 per share for services, 400,000 options at $0.12 per share until June 25, 2004, 500,000 options at $0.06 per share until July 31, 2004, 300,000 options at $0.09 per share until August 15, 2004 and 250,000 options at $0.10 per share until August 18, 2004. All the options were exercised during the year ended April 30, 2005 and no additional options may be granted under the 2003 Plan.

      On September 18, 2003, the Company adopted the 2003b Incentive Stock Option Plan (the "2003b Plan"), whereby 2,500,000 shares of common stock may be optioned. The stock option plan has not been adopted or ratified by the shareholders of the Company. Incentive options may be granted at any price for a period of up to ten years. During the year ended April 30, 2004 the Company issued a total of 2,450,100 options to acquire that same number of common shares. These options were issued as to 650,000 options at a deemed price of $0.10 per share for services, 490,000 options at a deemed price of $0.17 per share for services, 170,000 options at $0.23 per share until September 19, 2004, 520,000 options at $0.17 per share until October 3, 2004, 100,000 options at $0.20 per share until October 10, 2004, 100,000 shares at $0.21 per share until November 12, 2004, 200,000

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
            Years Ended April 30, 2005, 2004 and 2003 and the Period
              From April 3, 1998 (Inception) Through April 30, 2005
                                 (U.S. Dollars)
================================================================================

7.    STOCK OPTION PLAN (Continued)

      shares at $0.45 per share until November 20, 2004, 100 options at a deemed price of $0.40 per share for services, 20,000 options at a deemed price of $0.33 per share for services and 200,000 options at $0.10 per share expiring October 15, 2004. During the year ended April 30, 2005 the Company issued the remaining 49,900 options for services at a deemed price of $0.40 per share. No options remain outstanding or available under this plan.

      On October 15, 2003, the Company adopted the 2003c Stock Plan (the "2003c Plan"), whereby 2,000,000 shares of common stock may be optioned. The 2003c Plan has not been adopted or ratified by the shareholders of the Company. Incentive options may be granted at any price for a period of up to ten years. As at April 30, 2004 there were 700,000 options outstanding under this plan to acquire that same number of shares as to 600,000 at $0.17 per share until October 15, 2004 and 100,000 at $0.30 until January 27, 2005, which expired unexercised. During the year ended April 30, 2005, the Company issued 100,000 options to acquire that same number of common shares at $0.40 per share until May 4, 2005 which were exercised during the year. The Company also granted consultants options for services at deemed prices of $0.40 per share for 500,000 options, $0.35 per share for 250,000 options, $0.27 per share for 50,000 options and $0.31 per share for 400,000 options and that same numbers of shares were issued. The Company also paid a bonus of $102,000 to consultants that was used to exercise 600,000 options at $0.17 per share. The Company issued the remaining 100,000 options pursuant to this plan at $0.30 per share until February 2, 2006 and which remain outstanding. No further options may be issued under this plan.

      During October 2004, the Company adopted the 2004 Stock Option Plan (the "2004 Option Plan"), whereby 900,000 shares of common stock may be optioned. The 2004 Plan has not been adopted or ratified by the shareholders of the Company. Incentive options may be granted at any price for a period of up to ten years. During the year ended April 30, 2005 the Company granted consultants 590,000 options for services at deemed prices of $0.36 per share, 150,000 options at a deemed price of $0.31 per share and 160,000 options at a deemed price of $0.37 per share and that same number of shares were issued. There are no additional options available to be issued under this plan.

      During March 2005, the Company adopted the 2005 Stock Option Plan (the "2005 Plan"), whereby 2,000,000 shares of common stock may be optioned. The 2005 Plan has not been adopted or ratified by the shareholders of the Company. Incentive options may be granted at any price for a period of up to ten years. During the year ended April 30, 2005 the Company granted a consultant 400,000 options for services at deemed prices of $0.48 per share and there remained 1,600,000 options available under the plan. Subsequent to April 30, 2005 the Company issued 1,600,000 options at $0.36 until November 1, 2006. No options remain available under this plan.

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
            Years Ended April 30, 2005, 2004 and 2003 and the Period
              From April 3, 1998 (Inception) Through April 30, 2005
                                 (U.S. Dollars)

8.    WARRANTS

      The Company had the following warrants outstanding:

                                                                   April 30,
      ---------------------------------------------------------------------------------------
                 Expiry Date      Exercise Price         2005          2004           2003
      ---------------------------------------------------------------------------------------
      July 11- 2003                     0.25                  0              0        483,000
      July 25 - 2003                 $  0.01                  0              0      1,000,000
      August 30-2004                    0.01                  0              0        600,000
      January 6-2005                    0.35                  0      2,666,666              0
      September 14-2005                 0.34          2,380,000              0              0
      November 3-2005                   0.35          1,791,627              0              0
      September 14-2006                 0.35          5,061,455              0              0
      November 14-2006                  0.35          1,586,508              0              0
      ---------------------------------------------------------------------------------------
                                                     10,819,590      2,666,666      2,083,000
      ---------------------------------------------------------------------------------------

      During the year ended April 30, 2002, the Company issued 1,000,000 warrants at $0.01 per share, to acquire the same number of shares before July 25, 2003, these warrants expired unexercised. The Company also issued 600,000 warrants at $0.01 per share, to acquire the same number of shares. The exercise of these warrants was subject to a successful well being drilled on the Athabasca prospect, which did not occur owing to the prospect being written off as of April 30, 2003, and expired unexercised August 30, 2004.

      During the year ended April 30, 2003, the Company issued warrants which were based on the Limited Partnership exploration expenditures; see Farmout Agreements (note 14). As of April 30, 2003 the Limited Partnership was entitled to warrants to acquire 483,000 common shares at $0.25 per share until July 11, 2003. During the year ended April 30, 2004, these warrants expired unexercised.

      During the year ended April 30, 2003, the Company issued warrants to other joint venture parties, all on similar terms and conditions, see Farmout Agreements (note 14). Pursuant to these agreements the Company is committed to issuing 410,000 warrants that will entitle the holders to acquire that same number of common shares at $0.25 per share. These warrants expired unexercised as to 350,000 on November 25, 2003, 10,000 on February 27, 2004, 10,000 on February 28, 2004 and 40,000 on March 3,
      2004.

      During the year ended April 30, 2004, pursuant to the issuance of $1,000,000 6% secured convertible debentures the Company also issued 2,666,666 warrants. Each warrant entitles its holder to purchase an additional common share of the Company during the period January 6, 2004 to January 6, 2005 at $0.35 per share. The holder of the warrants may elect a cashless exercise of the warrants based on the market value of the Company's common shares at the time of exercise. During the year ended April 30, 2005, as an inducement to have the holders exercise, the Company agreed to reduce the exercise price on 2,222,222 of these warrants to $0.20 per share and they were exercised for cash. The Company also agreed to re-issue 2,222,2222 warrants at $0.35 pre share and extend the expiry date on the remaining 444,444 whereby the expiry date for both is November 3, 2005 and in conjunction with this recorded a non-cash financing expense of $375,715. Of these re-issued and lengthened expiry dated warrants 875,039 were exercised for cash. As at April 30, 2005 1,791,627 of these warrants remained exercisable until November 3, 2005.

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
            Years Ended April 30, 2005, 2004 and 2003 and the Period
              From April 3, 1998 (Inception) Through April 30, 2005
                                 (U.S. Dollars)
================================================================================

8.    WARRANTS (Continued)

      During the year ended April 30, 2005, pursuant to the issuance of secured $1,500,000 6% convertible debentures (note 17) the Company also issued 5,666,166 warrants. Each warrant entitles its holder to purchase an additional common share of the Company at $0.35 until September 14, 2006. The holder of the warrants may elect a cashless exercise of the warrants based on the market value of the Company's common shares at the time of exercise. During the year ended April 30, 2005, 604,711 of these warrants were exercised for cash and 5,061,455 remain outstanding.

      Pursuant to three private placements during the year ended April 30, 2005 the Company issued 1,586,508 warrants to purchase that same number of common shares at $0.35 each until September 14, 2006.

      During the year ended April 30, 2005 the Company converted $595,000 in notes due to October Sun and Untied Corporate Advisors, both related parties (note 11), pursuant to which it also issued 2,380,000 warrants to purchase that same number of common shares at $0.34 per share until September 30, 2005.

      Subsequent to April 30, 2005, 391,700 of the $0.35 November 3, 2005 expiry date warrants and 115,000 of the $0.35 September 14, 2006 warrants were exercised for cash. Holders of the November 3, 2005 expiry date warrants also exercised cashless conversion rights whereby 594,517 warrants were exercised and the Company issued 190,464 common shares. Likewise holders of 1,391,703 warrants with an September 14, 2006 expiry date exercised their cashless conversion rights and the Company issued 445,854 common shares to them. The Company also issued, as an inducement for early exercising of the warrants with expiry dates of November 3, 2005 and September 14, 2006, 1,945,750 warrants to purchase that same number of common shares at $0.35 until April 30, 2006.

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

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
            Years Ended April 30, 2005, 2004 and 2003 and the Period
              From April 3, 1998 (Inception) Through April 30, 2005
                                 (U.S. Dollars)
================================================================================

9.    COMMON STOCK (Continued)

      (c)   Debt Settlement

            In an attempt to settle outstanding liabilities of Anhydride Canada, the Company made an offer to creditors to settle outstanding debts for shares of the Company at a deemed price of $0.10 per share for every $0.15 CDN of debt held. The Company has received acceptances from creditors totalling $336,037 ($416,484 CDN) that represents 2,776,560 common shares. During the year ended April 30, 2004 the Company issued 287,638 common shares pursuant to these agreements and during the year ended April 30, 2005 it issued an additional 493,493 common shares.

            During the year ended April 30, 2005 the Company also entered into three private placements whereby for the settlement of $476,500 of debt it issued 1,906,000 common shares and 1,586,508 warrants to purchase that same number of common shares at $0.35 each until September 14, 2006. The Company, also during the year ended April 30, 2005 settled $595,000 in debt owed to related parties through the issuance of 2,380,000 common shares and 2,380,000 warrants to purchase that same number of common shares at $0.34 per share until September 30, 2005.

      (d)   Anhydride Petroleum Limited Partnership

            Pursuant to an agreement between the Company and Anhydride Petroleum Limited Partnership (the "Limited Partnership"), the Company agreed to acquire the interests of the Limited Partnership in a property, which the Company had an interest in but was written off as of April 30, 2003, for 3,220,000 common shares of the Company. During the year ended April 30, 2005, 886,666 of these shares were issued and charged to exploration at $0.10 per share.

10.   ACCOUNTS PAYABLE

      Accounts payable at April 30 consists of the following:

      ========================================================================
                                                          2005         2004
      ------------------------------------------------------------------------

      Trade accounts payable                           $1,899,179   $  945,927
      Advances from third parties                         130,555      169,250
      ------------------------------------------------------------------------

                                                       $2,029,734   $1,115,177
      ========================================================================

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
            Years Ended April 30, 2005, 2004 and 2003 and the Period
              From April 3, 1998 (Inception) Through April 30, 2005
                                 (U.S. Dollars)
================================================================================

11.   RELATED PARTY TRANSACTIONS

      The following non-arm's length transactions occurred with parties who are directors and stockholders of the Company.

      (a) Acquisition of assets of Athabasca Uranium Syndicate (note 6(a)) in exchange for 6,000,000 common stock.

      (b) During the year ended April 30, 2003, the Company was charged management fees of $72,000 (2004 - $72,000) by October Sun from whom the Company acquired Anhydride USA. October Sun is related to the Company by way of significant influence. As of April 30, 2005, $58,061 (2004 - $509,290) was owed to October Sun. Included in the balance owed as of April 30, 2004 was a $400,000 convertible note which bears interest at 6% and may be converted into units at the lower of $0.25 per unit or the then market on the date of conversion until December 31, 2004. At April 30, 2003, 2004 and through to the date of conversion, October Sun waived all rights to the interest. On conversion of the note each unit is to consist of one common share of the Company and a warrant to purchase an additional common share at 133% of the unit price for one year following the date of conversion. On September 14, 2004 October Sun converted the note into 1,600,000 common shares and 1,600,000 warrants to purchase that same number of common shares at $0.34 per share until September 14, 2005. The balance of funds owed, being $58,061, is without interest or stated terms of repayment.

      (c) Included in 2003 exploration costs is $57,230 related to an officer who was acting in the Company's exploration programs. This same officer also received $28,770 in management fees. As at April 30, 2003 a total of $33,200 was due to this officer. During the year ended April 30, 2004 $30,000 of this amount was settled by the officer exercising an option to acquire 300,000 common shares. During the year ended April 30, 2004 this officer was paid management fees of $54,857 which includes $30,000 paid by way of issuing him an additional 300,000 common shares. During September, 2003 this officer resigned his position with the Company and no amounts were owed to him.

      (d) The Company accrued fees of $3,271 in 2003 to a director and officer, included in advertising and promotion expenses, were written off during 2004.

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
            Years Ended April 30, 2005, 2004 and 2003 and the Period
              From April 3, 1998 (Inception) Through April 30, 2005
                                 (U.S. Dollars)
================================================================================

11.   RELATED PARTY TRANSACTIONS (Continued)

      (e) United Corporate Advisors ("UCA") is related to the Company by way of common directors. As of April 30, 2005, $11,628 (2004 - $232,188)
            was owed to UCA and included in due to related parties. Included in the balance owed as of April 30, 2004 was a $195,000 convertible note which bears interest at 6% and may be converted into units at the lower of $0.25 per unit or the then market on the date of conversion until December 31, 2004. At April 30, 2003, 2004 and through to the date of conversion, UCA waived all rights to the interest. On conversion of the note each unit is to consist of one common share of the Company and a warrant to purchase an additional common share at 133% of the unit price for one year following the date of conversion. On September 14, 2004 UCA converted the note into 780,000 common shares and 780,000 warrants to purchase that same number of common shares at $0.34 per share until September 14, 2005. The balance of funds owed, being $11,628, is without interest or stated terms of repayment.

      (f) Included in consulting expenses for the year ended April 30, 2004 is $39,100 pertaining to 230,000 shares issued to directors of the Company under the 2003b Plan. During the year ended April 30, 2005, pursuant to various Company stock option plans, directors of the company were issued 650,000 common shares and deemed proceeds of $151,000 were charged to consulting. Also included in consulting for the year ended April 30, 2005 is $4,611 paid to directors of the Company.

12.   COMPREHENSIVE LOSS

      ====================================================================================
                                                 2005             2004             2003
      ------------------------------------------------------------------------------------
      Net loss                              $(5,109,073)     $(1,581,054)     $(2,289,124)
      Other comprehensive income (loss)         (53,270)         (37,014)         (79,340)
      ------------------------------------------------------------------------------------
                                            $(5,162,343)     $(1,618,068)     $(2,368,464)
      ====================================================================================

13.   INCOME TAXES

      As at April 30, 2005, the Company has available a net operating loss carryforward of approximately $4,700,000 (2004 - $2,372,000) which it may use to offset future United States federal taxable income. The net operating loss carryforward, if not utilized, will begin to expire in 2017. A deferred tax asset approximating $1,842,000 (2004 - $1,360,000)
      stemming from temporary timing differences between the accounting and tax treatment of certain assets and liabilities, as well as from the Company's net operating loss carryforwards, has been reduced by a valuation allowance to $Nil due to uncertainties regarding the utilization of the deferred assets.

      Anhydride Canada has net operating losses of approximately $470,000 (2004
      - $470,000) which may be applied against future taxable income generated in Canada which begin to expire in 2009. Anhydride Canada also has a total of $1,129,000 ($1,129,000) in pooled Canadian exploration expenditures which may be carried forward indefinitely and applied against future taxable income. A deferred tax asset approximating $570,000 (2004 - $570,000) stemming from temporary timing differences between the accounting and tax treatment of certain assets and liabilities, as well as from the Company's net operating loss carryforwards, has been reduced by a valuation allowance to $Nil (2004 - Nil) due to uncertainties regarding the utilization of the deferred assets.

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
            Years Ended April 30, 2005, 2004 and 2003 and the Period
              From April 3, 1998 (Inception) Through April 30, 2005
                                 (U.S. Dollars)
================================================================================

13.   INCOME TAXES - to be updated (Continued)

      OQI has net operating losses of approximately $310,000 (2004 - $Nil). As at April 30, 2005, the Company had a deferred tax liability related to differences between the accounting and tax values for certain assets. Such a liability stems from the renunciation of exploration expenditures to investors. The net effect of the deferred tax asset related to operating losses and deferred tax liability is a deferred tax liability of approximately $142,000 (2004 - $Nil), which has been recognized in these consolidated financial statements.

      Western Petrochemicals has net operating losses of approximately $764,000 (2004 - $718,000) which may be applied against future taxable income generated in Canada which begin to expire in 2008. A deferred tax asset approximating $272,000 (2004 - $256,000) stemming from the Company's net operating loss carryforwards, has been reduced by a valuation allowance to $Nil due to uncertainties regarding the utilization of the deferred assets.

      Certain of the tax related filing for the above noted companies have not yet been submitted to the appropriate tax authorities. The above noted tax amounts and balances are also subject to review and assessment by the tax authorities and any changes, which may occur as a result of such review or assessment by the tax authorities has not been reflected in these financial statements.

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

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
            Years Ended April 30, 2005, 2004 and 2003 and the Period
              From April 3, 1998 (Inception) Through April 30, 2005
                                 (U.S. Dollars)
================================================================================

14.   FARMOUT AGREEMENTS (Continued)

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

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
            Years Ended April 30, 2005, 2004 and 2003 and the Period
              From April 3, 1998 (Inception) Through April 30, 2005
                                 (U.S. Dollars)
================================================================================

14.   FARMOUT AGREEMENTS (Continued)

      (c)   PNG Ventures, Inc. ("PNGV")

            Pursuant to a letter agreement PNGV had advanced a total of $214,821 for a working interest in the Athabasca Prospect.

15.   EARTH ENERGY LICENCE AGREEMENT

      On August 12, 2003, the Company became party to an exclusive license agreement for Canada, Central and South America with Earth Energy Resources Ltd. ("Earth Energy") and West Peak Ventures of Canada Ltd. ("West Peak") for the use of Earth Energy's proprietary catalytic process. The process includes a proprietary Catalyst in conjunction with processing equipment to separate hydrocarbons from sand, shale or oil. Under the terms of the underlying license agreement with Earth Energy, the Company was to have paid $375,799, subject to certain conditions, of which it paid $106,508 ($150,000 CDN). The Company was also to pay a royalty of 5% and had the right to purchase catalyst and processing equipment from Earth Energy Resources Ltd. for cost plus 25%. In conjunction with this agreement the Company also had a three-year option, on the same terms, on a Central and South American license agreement with the exception that the license fee is a one-time payment of $500,000 US.

      During the year ended April 30, 2005 the above noted licence agreement was cancelled and replaced with a new agreement whereby the Company is to receive a 2.5% of gross revenue and 12.5% of net profits from product sold and income earned (the "Royalty") from products and processes related to certain patented chemical formulations utilized for applications related to the extraction of oil from surface mines tar sands, oil shale and soil reclamation (the "Catalyst") in Canada. The Company may also elect to receive a similar Royalty from Central and South America, subject to a payment of $500,000 that may be paid by way of offset and forfeiture of the first $500,000 in Royalties. Earth Energy has the right to name four entities and their affiliates upon which the Company will only receive 50% of the Royalty. The Company also has the right to purchase the Catalyst, at cost, and equipment from Earth Energy, at cost plus 25%, on any properties that the Company has a greater than 15% interest. As the present value of this agreement is currently undeterminable, the previously recorded licence costs have been written down by $106,507 and the licence is now recorded as $1.

16.   CONTINGENCY

      In a statement of claim filed against Anhydride Canada and others, the plaintiffs claim they owned a 63.3% interest in the 7-32 well on the Athabasca prospect. The claim also seeks general damages of $5,000,000 CDN from the defendants as well as monetary and special damages as determined by the court. A statement of defence was filed by Anhydride Canada, but given that the property has been written off it will not be actively pursued. Since filing of the statement of defence in April 2003, no further action has been taken by the plaintiff. The Company believes the claim is frivolous and without merit and as such no amount has been accrued by the Company at April 30, 2004 and 2005.

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
            Years Ended April 30, 2005, 2004 and 2003 and the Period
              From April 3, 1998 (Inception) Through April 30, 2005
                                 (U.S. Dollars)
================================================================================

17.   CONVERTIBLE DEBENTURES

      During the year ended April 30, 2004 the Company issued $1,000,000 of 6% secured convertible debentures with a maturity date of June 1, 2004, which was subsequently extended. These debentures were secured by a general security agreement over all of the Company's property. The debentures are convertible into common shares at the lower of 70% of the five-day average closing price of the Company's common shares or $0.45 per share, provided that while the debentures are in good standing the conversion price will not be below $0.15 per share. This resulted in a non-cash financing expense to the Company of $204,705. The Company also issued to the debenture holders 2,666,666 warrants to purchase the same amount of common shares and included in non-cash financing expense is $259,893 reflecting the beneficial conversion of the warrants.

      During the year ended April 30, 2005 the Company issued $1,500,000 of 6% secured convertible debentures with a maturity date of February 28, 2005, which was subsequently extended. These debentures were secured by a general security agreement over all of the Company's property. The debentures are convertible into common shares at the lower of 70% of the five-day average closing price of the Company's common shares or $0.45 per share, provided that while the debentures are in good standing the conversion price will not be below $0.15 per share. The Company also issued to the debenture holders 5,666,166 warrants to purchase the same amount of common shares. As a result of the issuance of these convertible debentures a non-cash financing expense of $1,211,421 was charged to operations.

      During the year ended April 30, 2005 the above noted convertible debentures and related interest and penalties were converted into 11,827,668 common shares and no amount remained outstanding as at April 30, 2005.

      On June 9, 2005 the Company issued 7% convertible notes for an aggregate principal amount of $2,000,000. The Company has agreed to make monthly payments equal to one-twelfth of the initial principal amount of the note plus any other amounts due, including interest. The monthly payments for the first three months may be deferred until the fourth month and are payable in either shares, subject to an effective registration statement, or cash. Should the Company elect to make the monthly payment in cash then it must pay 130% of the principal plus 100% of any other amounts due, including interest. If the Company elects to have the monthly payment paid in shares then the note holders may convert at anytime thereafter into common shares of the Company at the lesser of i) $0.60, ii) 135% of the average of the five lowest closing bid prices of the Company's common stock for the ten trading days preceding the effective date of a registration statement registering the underlying shares and warrants for resale and iii) 70% of the average of the five lowest closing bid prices of the Company's common stock for the ten trading days preceding the date of conversion. Should the Company fail to make a timely election to pay in cash or shares or to actually make the cash payment then the holders of the notes may determine whether they want to be paid in cash or shares on the terms noted above. Pursuant to this offering the Company issued 500,000, warrants to purchase that same number of common shares at $0.45 until June 9, 2007, 5,000,000 warrants to purchase that same number of common shares at $0.55 per share until June 9, 2007 and 2,000,000 warrants to purchase that same number of common shares at $1.50. In conjunction with this offering the Company has paid $200,000 in finders fees and has agreed to pay a finders fee of 10% from any of the 5,000,000 warrants to purchase that same number of common shares at $0.55 per share until June 9, 2007 that are exercised. The agreement contains certain registration rights for the underlying shares of common stock and warrants and the Company will incur a 2% penalty if the registration statement is not filed by July 24, 2005 with a 2% penalty each 30 days thereafter until filed and a 2% penalty if the registration statement is not effective by December 6, 2005 with a 2% penalty each 30 days thereafter until effective. To date the Company has not filed its registration statement.

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
            Years Ended April 30, 2005, 2004 and 2003 and the Period
              From April 3, 1998 (Inception) Through April 30, 2005
                                 (U.S. Dollars)
================================================================================

18.   INVESTMENT IN ENERGY 51 INC.

      On April 7, 2004, the Company entered into an equity participation and farmout agreement with Energy 51 Inc. ("Energy 51"). Pursuant to this agreement the Company purchased 750,000 common shares of Energy 51 for $152,800. Energy 51 is a privately held Alberta company engaged in the exploration and development of oil and gas primarily in Alberta. The agreement granted the Company the right to purchase a further 750,000 common shares for $157,491 to bring its interest in Energy 51 to 25% which the Company exercised during the year ended April 30, 2005. Subsequent to April 30, 2005, Energy 51 completed a share financing in which it raised $14,182,425 ($17,850,000 CND) and the Company's interest in Energy 51 was reduced to 2%.

      As part of this agreement the Company must be offered the right to participate on all prospects generated by Energy 51 until April 1, 2006. During the year ended April 30, 2005 the Company agreed to participate in the Sylvan Lake and Barrhead oil and gas prospects and included in exploration is $53,428 and $78,428 respectively, in related exploration costs.

19.   COMMITMENTS

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

      The Company has entered into a joint venture agreement (the "Sulfoxy Joint Venture") whereby it has agreed to fund research and development relating to the improvement of bitumen recovery from surface mineable oil sands ore and in-situ recovery of bitumen and heavy oils by oxidation and sulfonation of asphaltens as to $163,054 ($205,220 CND) to obtain a 60% interest. Upon earning a 60% interest in the joint venture the Company may elect to purchase an additional 15% joint venture interest for $1,191,800 ($1,500,000 CND). To date no payments have been made pursuant to this agreement, however, the Company is committed to contributing not less than $73,550 ($92,570 CND) on or before September 1, 2005 for the phase one work plan and $89,504 ($112,650 CND) on or before February 28, 2006, subject to the Company approving the anticipated phase two work plan.