Form 10KSB/A
period 2005-04-30
CANWEST PETROLEUM CORP
filed 2005-08-12
CIK 1096791

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-KSB/A No. 1
(Mark One)

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

o During June 2005 the Company issued 7% convertible notes for an aggregate principal amount of $2,000,000. The Company has agreed to make monthly payments equal to one-twelfth of the initial principal amount of the note plus any other amounts due, including interest. The monthly payments for the first three months may be deferred until the fourth month and are payable in either shares, subject to an effective registration statement, or cash. Should the Company elect to make the monthly payment in cash then it must pay 130% of the principal plus 100% of any other amounts due, including interest. If the Company elects to have the monthly payment paid in shares than the note holders may convert at anytime thereafter into common shares of the Company at the lesser of i) $0.60, ii) 135% of the average of the five lowest closing bid prices of the Company's common stock for the ten trading days preceding the effective date of a registration statement registering the underlying shares and warrants for resale and iii) 70% of the average of the five lowest closing bid prices of the Company's common stock for the ten trading days preceding the date of conversion. Should the Company fail to make a timely election to pay in cash or shares or to actually make the cash payment then the holders of the notes may determine whether they want to be paid in cash or shares on the terms noted above. Pursuant to this offering the Company issued 500,000, warrants to purchase that same number of common shares at $0.45 until June 9, 2007, 5,000,000 warrants to purchase that same number of common shares at $0.55 per share until June 9, 2007 and 2,500,000 warrants to purchase that same number of common shares at $1.50 until June 9, 2007. In conjunction with this offering the Company has paid $200,000 in finders fees and has agreed to pay a finders fee of 10% from any of the 5,000,000 warrants to purchase that same number of common shares at $0.55 per share until June 9, 2007 that are exercised. The agreement contains certain registration rights for the underlying shares of common stock and warrants and the Company will incur a 2% penalty if the registration statement is not filed by July 24, 2005 with a 2% penalty each 30 days thereafter until filed and a 2% penalty if the registration statement is not effective by December 6, 2005 with a 2% penalty each 30 days thereafter until effective. To date the Company has not filed its registration statement.

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

During June 2005 the Company issued 7% convertible notes for an aggregate principal amount of $2,000,000. The Company has agreed to make monthly payments equal to one-twelfth of the initial principal amount of the note plus any other amounts due, including interest. The monthly payments for the first three months may be deferred until the fourth month and are payable in either shares, subject to an effective registration statement, or cash. Should the Company elect to make the monthly payment in cash then it must pay 130% of the principal plus 100% of any other amounts due, including interest. If the Company elects to have the monthly payment paid in shares than the note holders may convert at anytime thereafter into common shares of the Company at the lesser of i) $0.60, ii) 135% of the average of the five lowest closing bid prices of the Company's common stock for the ten trading days preceding the effective date of a registration statement registering the underlying shares and warrants for resale and iii) 70% of the average of the five lowest closing bid prices of the Company's common stock for the ten trading days preceding the date of conversion. Should the Company fail to make a timely election to pay in cash or shares or to actually make the cash payment then the holders of the notes may determine whether they want to be paid in cash or shares on the terms noted above. Pursuant to this offering the Company issued 500,000, warrants to purchase that same number of common shares at $0.45 until June 9, 2007, 5,000,000 warrants to purchase that same number of common shares at $0.55 per share until June 9, 2007 and 2,500,000 warrants to purchase that same number of common shares at $1.50 until June 9, 2007. In conjunction with this offering the Company has paid $200,000 in finders fees and has agreed to pay a finders fee of 10% from any of the 5,000,000 warrants to purchase that same number of common shares at $0.55 per share until June 9, 2007 that are exercised. The agreement contains certain registration rights for the underlying shares of common stock and warrants and the Company will incur a 2% penalty if the registration statement is not filed by July 24, 2005 with a 2% penalty each 30 days thereafter until filed and a 2% penalty if the registration statement is not effective by December 6, 2005 with a 2% penalty each 30 days thereafter until effective. To date the Company has not filed its registration statement.

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

4.4   2005 Stock Option Plan.(10)

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

10.9 Agreement between Western Petrochemicals Corp., Powermax Energy, Inc. and Uranium Power Corporation dated April 23, 2004. (7)

10.10 Agreement between Western Canadian Mint, Inc., et al. and Uranium Power Corporation, as amended.(8)

10.11 New Licensing Agreement between Earth Energy Resources, Inc. West Peak Ventures of Canada, Ltd. and CanWest Petroleum Corporation dated
      March 4, 2005.(10)

10.12 Convertible Note from Oilsands Quest, Inc. due September 29, 2008.(9)

10.13 Sulfoxy Joint Venture Agreement dated April 20, 2005.(10)

10.14 Form of 7% Convertible Note and Warrant issued June 9, 2005.(10)

10.15 Purchase and Sale Agreement with Western Petrochemicals Corp.(10)

14    Code of Ethics (7)

21.1  Subsidiaries of the Registrant.(10)

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

------------------
1     Incorporated by reference from Form 10-SB, filed October 14, 1999.
2     Incorporated by reference from Form S-8, dated March 24, 2003.
3     Incorporated by reference from Form S-8, dated June 27, 2003.
4     Incorporated by reference from Form 10QSB for the period ended October 31,
      2001.
5     Incorporation by reference from Form 8-K dated May 10, 2002.
6     Incorporated by reference from Form 10-KSB dated September 11, 2003
7     Incorporated by reference from Form 10-KSB dated July 29, 2004.
8     Incorporated by reference from Form 10-QSB dated March 22, 2005.
9     Incorporated by reference from Form 10-QSB dated December 20, 2004.
10    Incorporated by reference from Form 10-KSB dated July 29, 2005.

(b)   Reports on Form 8-K

No reports on Form 8-K were filed during the last fiscal quarter covered by this annual report.

Item 14.

Information concerning matters in Items 9, 10, 11, 12 and 14 is being incorporated by reference into a definitive proxy statement, which is expected to be filed within 120 days after the close of our fiscal year.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB/A No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CANWEST PETROLEUM CORPORATION


Date:  August 11, 2005                  By: /s/ Thornton J. Donaldson
                                           -------------------------------------
                                           Thornton J. Donaldson, President


Date:  August 11, 2005                  By: /s/ William G. Timmins
                                           -------------------------------------
                                           William G. Timmins, Secretary and
                                           Director

                                  EXHIBIT INDEX

3.1   Articles of Incorporation. (1)

3.2   Bylaws. (1)

4.1   2000 Stock Option Plan (1)

4.2   2002 Stock Option Plan (2)

4.3   2003 Stock Option Plan (3)

4.4   2005 Stock Option Plan (10)

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

10.9 Agreement between Western Petrochemicals Corp., Powermax Energy, Inc. and Uranium Power Corporation dated April 23, 2004.(7)

10.10 Agreement between Western Canadian Mint, Inc., et al. and Uranium Power Corporation, as amended.(8)

10.11 New Licensing Agreement between Earth Energy Resources, Inc. West Peak Ventures of Canada, Ltd. and CanWest Petroleum Corporation dated
      March 4, 2005.(10)

10.12 Convertible Note from Oilsands Quest, Inc. due September 29, 2008.(9)

10.13 Sulfoxy Joint Venture Agreement dated April 20, 2005.(10)

10.14 Form of 7% Convertible Note and Warrant issued June 9, 2005.(10)

10.15 Purchase and Sale Agreement with Western Petrochemicals Corp.(10)

14    Code of Ethics. (7)

21.1  Subsidiaries of the Registrant.(10)

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

------------------
1     Incorporated by reference from Form 10-SB, filed October 14, 1999.
2     Incorporated by reference from Form S-8, dated March 24, 2003.
3     Incorporated by reference from Form S-8, dated June 27, 2003.
4     Incorporated by reference from Form 10QSB for the period ended October 31,
      2001.
5     Incorporation by reference from Form 8-K dated May 10, 2002.
6     Incorporated by reference from Form 10-KSB dated September 11, 2003
7     Incorporated by reference from Form 10-KSB dated July 29, 2004.
8     Incorporated by reference from Form 10-QSB dated March 22, 2005.
9     Incorporated by reference from Form 10-QSB dated December 20, 2004.
10    Incorporated by reference from Form 10-kSB dated July 29, 2005.

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

      During the year ended April 30, 2003, the Company adopted a 2002 Stock Option Plan (the "2002 Plan") which as at April 30, 2003 had outstanding options to acquire up to 1,365,000 shares of common stock, which were to expire as to 100,000 at $0.25 per share on April 15, 2004, 410,000 at $0.12 on April 25, 2004, 230,000 at $0.25 per share on May 15, 2004,
      400,000 on May 6, 2005 and 225,000 at $0.25 on May 15, 2005. During the
      year ended April 30, 2004 the Company cancelled 400,000 options at $0.25 per share, which expired on May 6, 2005 and reissued them at $0.11 per share until June 28, 2004. Also during this period 810,000 options were exercised as to 410,000 options at $0.12 per share with an expiry date of April 25, 2004 and 400,000 options at $0.11 per share with an expiry date of June 28, 2004. On April 15, 2004, 100,000 options expired unexercised. During the year ended April 30, 2005, 30,000 options at $0.25 per share expired unexercised as at May 15, 2004 and 200,000 options at $0.25 were exercised. As at April 30,2005 under the 2002 Plan 225,000 options at $0.25 expiring May 15, 2005 remained outstanding. Subsequent to April 30, 2005 the 225,000 options at $0.25 expiring May 15, 2005 expired unexercised and were replaced by 225,000 options at $0.36 expiring November 1, 2006. Due to the expiry of options 30,000 options remain available for issuance under this plan.

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

8.    WARRANTS

      The Company had the following warrants outstanding:

                                                                   April 30,
      ---------------------------------------------------------------------------------------
                 Expiry Date      Exercise Price         2005          2004           2003
      ---------------------------------------------------------------------------------------
      July 11- 2003                     0.25                  0              0        483,000
      July 25 - 2003                 $  0.01                  0              0      1,000,000
      August 30-2004                    0.01                  0              0        600,000
      January 6-2005                    0.35                  0      2,666,666              0
      September 14-2005                 0.34          2,380,000              0              0
      November 3-2005                   0.35          1,791,627              0              0
      September 14-2006                 0.35          6,647,963              0              0
      ---------------------------------------------------------------------------------------
                                                     10,819,590      2,666,666      2,083,000
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

      On June 9, 2005 the Company issued 7% convertible notes for an aggregate principal amount of $2,000,000. The Company has agreed to make monthly payments equal to one-twelfth of the initial principal amount of the note plus any other amounts due, including interest. The monthly payments for the first three months may be deferred until the fourth month and are payable in either shares, subject to an effective registration statement, or cash. Should the Company elect to make the monthly payment in cash then it must pay 130% of the principal plus 100% of any other amounts due, including interest. If the Company elects to have the monthly payment paid in shares then the note holders may convert at anytime thereafter into common shares of the Company at the lesser of i) $0.60, ii) 135% of the average of the five lowest closing bid prices of the Company's common stock for the ten trading days preceding the effective date of a registration statement registering the underlying shares and warrants for resale and iii) 70% of the average of the five lowest closing bid prices of the Company's common stock for the ten trading days preceding the date of conversion. Should the Company fail to make a timely election to pay in cash or shares or to actually make the cash payment then the holders of the notes may determine whether they want to be paid in cash or shares on the terms noted above. Pursuant to this offering the Company issued 500,000, warrants to purchase that same number of common shares at $0.45 until June 9, 2007, 5,000,000 warrants to purchase that same number of common shares at $0.55 per share until June 9, 2007 and 2,500,000 warrants to purchase that same number of common shares at $1.50 until June 9, 2007. In conjunction with this offering the Company has paid $200,000 in finders fees and has agreed to pay a finders fee of 10% from any of the 5,000,000 warrants to purchase that same number of common shares at $0.55 per share until June 9, 2007 that are exercised. The agreement contains certain registration rights for the underlying shares of common stock and warrants and the Company will incur a 2% penalty if the registration statement is not filed by July 24, 2005 with a 2% penalty each 30 days thereafter until filed and a 2% penalty if the registration statement is not effective by December 6, 2005 with a 2% penalty each 30 days thereafter until effective. To date the Company has not filed its registration statement.

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