Form 10QSB
period 2005-07-31
CANWEST PETROLEUM CORP
filed 2005-09-19
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended July 31, 2005
      OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to ___________.

COMMISSION FILE NUMBER:  0-27659
                         -------

                          CANWEST PETROLEUM CORPORATION
        (Exact name of small business issuer as specified in its charter)

              Colorado                                       98-0461154
    -------------------------------                      --------------------
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


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES |X|    NO |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES |_|    NO |X|

The number of shares outstanding of the issuer's classes of common equity, as of September 13, 2005 was 67,646,692 shares of Common Stock.

    Transitional Small Business Disclosure Format (check one): YES |_|    NO |X|

                          CANWEST PETROLEUM CORPORAITON
                                      Index

                                                                            Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements of CanWest Petroleum Corporation         1

              Consolidated Balance Sheets (U.S. Dollars) as at July 31, 2005
              (UNAUDITED) and April 30, 2005                                   2

              Consolidated Statements of Operations (U.S. Dollars)
              for the three months ended July 31, 2005
              and 2004 (UNAUDITED)                                             3

              Consolidated Statements of Stockholders' Equity (Deficiency)
              (U.S. Dollars) for the three months ended July 31, 2005
              (UNAUDITED) and the year ended April 30, 2005                    4

              Consolidated Statements of Cash Flows for the three months
              ended July 31, 2005 and 2004 (UNAUDITED)                         5

              Notes to Consolidated Financial Statements for the three
              months ended July 31, 2005 (UNAUDITED)                           6


         Item 2. Management's Discussion and Analysis of Financial
              Conditions and Plans of Operations                              22

         Item 3. Controls and Procedures                                      26

PART II. OTHER INFORMATION                                                    27

         Item 1. Legal Proceedings                                            27
         Item 2. Changes in Securities; Recent Sales of Unregistered
         Securities                                                           27

         Item 5. Other Information                                            27
         Item 6. Exhibits                                                     31

         Signatures                                                           32

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
                        Consolidated Financial Statements
                    For The Three Months Ended July 31, 2005
                      (Unaudited - Prepared by Management)
                                 (U.S. Dollars)

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
                   Consolidated Balance Sheets (U.S. Dollars)

                                                                             July 31,          April 30,
                                                                               2005              2005
                          ASSETS                                           (UNAUDITED)         (AUDITED)
                                                                           ------------      ------------
Current
     Cash                                                                  $  5,261,765      $  1,022,175
     Accounts Receivable                                                         19,204            20,327
     Exploration Advances and Deposits                                          101,356           167,283
     Prepaid expenses                                                           645,000                --
                                                                           ------------      ------------
                                                                              6,027,325         1,209,785
Properties (note 4)                                                           6,642,809         5,773,464
Earth Energy License Agreement (note 10)                                              1                 1
Investment in Energy 51 Inc. (note 13)                                          310,291           310,291
Investment in Uranium Holdings Corporation (note 4b)                                815               815
                                                                           ------------      ------------
                                                                           $ 12,981,241      $  7,294,356
                                                                           ============      ============
                                   LIABILITIES
Current
    Accounts Payable (notes 2 and 9)                                       $  2,054,113      $  2,029,734
    Convertible Debentures  (note 12)                                         2,930,082           876,073
    Due to Related Parties (note 8)                                             126,062            69,689
                                                                           ------------      ------------
                                                                              5,110,257         2,975,496
Future Income taxes (Note 15)                                                    11,249           142,594
Non-controlling shareholder interest (Note 4(d))                              3,987,473           448,224
                                                                           ------------      ------------
                                                                              9,108,979         3,566,314
                                                                           ------------      ------------
Commitments and contingencies (notes 2, 4, 5, 6, 7, 9, 11,
  12,14,15, and 16)
                              STOCKHOLDERS' EQUITY
Capital Stock
Authorized
     100,000,000 Common stock with a par value of $0.001 each (note 5)
     10,000,000 Preferred stock with a par value of $0.001 each
Issued
     61,842,534 Common stock (note 5)                                            61,843
     58,408,661 Common stock                                                                       58,409
Treasury Stock                                                                      (23)              (23)
Additional Paid-in Capital                                                   17,196,599        13,835,455
Deficit Accumulated During Exploration Stage                                (13,203,672)       (9,999,965)
Other Comprehensive Loss                                                       (182,485)         (165,834)
                                                                           ------------      ------------
                                                                              3,872,262         3,728,042
                                                                           ------------      ------------
                                                                           $ 12,981,241      $  7,294,356
                                                                           ============      ============

See Notes to Consolidated Financial Statements

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
              Consolidated Statements of Operations (U.S. Dollars)
                      (Unaudited - Prepared by Management)

                                                                             From inception
                                                                             on April 3, 1998
                                             Three months Ended July 31,     through July 31,
                                               2005              2004             2005
                                           ------------      ------------     ------------
Expenditures
     Non-cash financing expenses           $  1,814,559      $         --     $  4,238,714
     Consulting                                 819,276           233,239        3,129,632
     Exploration costs                          362,415           170,254        2,187,376
     Advertising and Promotion                  268,061            68,733        1,141,991
     Professional Fees                           87,621            67,186          809,526
     Office                                      35,246             8,168          141,962
     Management Fee                              18,000            18,000          432,602
     Interest and Bank Charges                   16,732            55,668          185,351
     Rent                                        14,405             4,076           90,324
     Travel                                      12,585             6,071          163,720
     Transfer Agent Fees                         11,021             7,834           90,280
     Equity loss from investment                     --                --           19,713
     Incorporation cost written off                  --                --              700
     Write-off of Exploration Property               --                --          856,359
    Write down of licence                            --                --          106,507
                                           ------------      ------------     ------------
Net loss before income tax recovery
  and minority interest                       3,459,921           639,229       13,594,757
Income tax recovery                             (17,481)               --          (56,866)
                                           ------------      ------------     ------------
Net loss before minority interest             3,442,440           639,229       13,537,891
Minority interest                              (238,733)               --         (334,219)
                                           ------------      ------------     ------------
Net Loss for period                        $  3,203,707      $    639,229     $ 13,203,672
                                           ============      ============     ============
Net Loss Per Share                         $       0.05      $      0.03
                                           ============      ============
Weighted Average Number of
  Shares Outstanding                         60,353,221        21,203,314
                                           ============      ============

See Notes to Consolidated Financial Statements

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
   Consolidated Statements of Stockholders' Equity (Deficiency) (U.S. Dollars)
              For the Three Months Ended July 31, 2005 (unaudited)
                          and Year Ended April 30, 2005

                                                                                                        Deficit
                                                                                                      Accumulated      Total
                                                                           Additional      Other       During the    Stockholders
                                       Common Stock       Treasury Stock     Paid-in    Comprehensive  Exploration      Equity
                                    Shares    par Value  Shares   Par Value  Capital    income (loss)    Stage      (Deficiency)
Balance. April 30, 2004            20,784,838  $ 20,785   (23,000) $ (23) $ 2,955,768    $ (112,564) $ (4,890,892)  $ (2,026,926)
Common stock issued for:
  Settlement of debt               16,607,161    16,607        --     --    3,752,292            --            --      3,768,899
  Cash                              3,801,972     3,802        --     --      998,555            --            --      1,002,357
  Services                          4,436,566     4,437        --     --    1,245,290            --            --      1,249,727
  Property                         12,778,124    12,778        --     --    2,855,441            --            --      2,868,219
Stock option compensation expense          --        --        --     --       68,552            --            --         68,552
Beneficial conversion feature of
  convertible debentures                   --        --        --     --    1,959,557            --            --      1,959,557
Other comprehensive (loss)                 --        --        --     --           --       (53,270)           --        (53,270)
Net loss                                   --        --        --     --           --            --    (5,109,073)    (5,109,073)
                                   ----------  --------   -------  -----  -----------    ----------  ------------    -----------
Balance. April 30, 2005            58,408,661    58,409   (23,000)   (23)  13,835,455      (165,834)   (9,999,965)     3,728,042
Common stock issued for:
  Settlement of debt                  250,000       250        --     --      107,750            --            --        108,000
  Cash                                547,555       548        --     --      191,096            --            --        191,644
  Cashless exercise of warrants       636,318       636        --     --         (636)           --            --              -
  Services                          2,000,000     2,000        --     --      858,000            --            --        860,000
Stock option compensation expense          --        --        --     --      390,375            --            --        390,375
Beneficial conversion feature of
  convertible debentures and warrants      --        --        --     --    1,814,559            --            --      1,814,559
Other comprehensive (loss)                 --        --        --     --           --       (16,651)           --        (16,651)
Net loss                                   --        --        --     --           --            --    (3,203,707)    (3,203,707)
                                   ----------  --------   -------  -----  -----------    ----------  ------------    -----------
Balance. July 31, 2005             61,842,534  $ 61,843   (23,000) $ (23) $17,196,599    $ (182,485) $(13,203,672)   $ 3,872,262
                                   ==========  ========   =======  =====  ===========    ==========  ============    ===========

See Notes to Consolidated Financial Statements

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
              Consolidated Statements of Cash Flows (U.S. Dollars)
                      (Unaudited - Prepared by Management)

                                                                                     From inception
                                                    For the Three Months Ended       on April 3, 1998
                                                              July 31,                  to July 31,
                                                       2005             2004              2005
                                                   ------------      ------------      ------------
Operating Activities
Net loss                                           $ (3,203,707)     $   (639,229)     ($13,203,672)
Adjustments to reconcile net
loss to net cash used operating activites
  Stock option compensation expenses                    390,375                --           701,991
  Consulting expenses acquired for shares               215,000           219,960         1,633,000
  Exploration costs acquired for shares                      --                --           225,998
  Equity loss from investment                                --                --            19,713
  Non cash financing expense                          1,814,559                --         4,238,714
  Write-down of exploration property                         --                --           856,359
  Write-down of licence                                      --                             106,507
  Income tax recovery                                   (17,481)                            (56,866)
  Minority interest                                    (238,733)                           (334,219)
Changes in Non-cash Working Capital
   Accounts Recievable                                   67,050             9,764          (120,560)
   Accounts Payable                                     115,728           127,903         2,660,107
                                                   ------------      ------------      ------------
                                                       (857,209)         (281,602)       (3,272,928)
                                                   ------------      ------------      ------------
Investing Activity
   Earth Energy Licence                                      --                --          (106,508)
   Property acquisitions                               (869,345)          (96,708)       (4,322,334)
  Investment in Energy 51 Inc.                               --           (75,818)         (310,291)
                                                   ------------      ------------      ------------
                                                       (869,345)         (172,526)       (4,739,133)
                                                   ------------      ------------      ------------
Financing Activities
   Issuance of shares for cash                          191,644            40,000         2,600,037
   Convertible debentures                             2,054,009            55,333         5,578,132
   Common stock returned to treasury                         --                --           (15,212)
   Advances from related parties                         56,373            (5,661)          721,062
  Future income taxes                                  (113,864)                             68,115
  Minority interest                                   3,777,982                           4,321,692
  Cheques issued in excess of funds on deposit               --            15,820                --
                                                   ------------      ------------      ------------
                                                      5,966,144           105,492        13,273,826
                                                   ------------      ------------      ------------
Inflow (Outflow) of Cash                              4,239,590          (348,636)        5,261,765
Cash, Beginning of period                             1,022,175           348,636                --
                                                   ------------      ------------      ------------
Cash, End of Period                                $  5,261,765      $         --      $  5,261,765
                                                   ============      ============      ============

Non-Cash Financing Activitites
   Common stock deemed to be issued
     for resource properties                       $         --      $  2,868,219      $  3,336,998
                                                   ============      ============      ============
  Warrants granted on purchase of
    resource properties                            $         --      $         --      $     50,000
                                                   ============      ============      ============
Common stock issued for services                   $    860,000      $  1,249,727      $  2,391,667
                                                   ============      ============      ============
Common stock issued for debt                       $    108,000      $  3,768,899      $  3,876,899
                                                   ============      ============      ============

See Notes to Consolidated Financial Statements

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Three Months Ended July 31, 2005
                      (Unaudited - Prepared by Management)


1.    BASIS OF PRESENTATION

      These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's April 30, 2005 Form 10KSB, as amended.

      In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position at July 31, 2005 and April 30, 2005 and the results of operations and the statement of cash flows for the three months ended July 31, 2005. The results of operations for the three months ended July 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

      These consolidated financial statements include the accounts of the Company, formerly called Uranium Power Corporation, and the following:

      - its wholly owned subsidiary, Anhydride Petroleum (USA), Inc. ("Anhydride USA") and Anhydride USA's wholly owned subsidiary Anhydride Petroleum (Canada) Inc. ("Anhydride Canada") both acquired April 30, 2002;

      - Oilsands Quest Inc. ("OQI") in which the Company held a 54.55% interest (note 4(d));

      - Western Petrochemicals Corp. ("Western Petrochemicals") in which the Company holds a 97.53% interest (note 4(c)); and

      - Township Petroleum Corporation ("Township") in which the Company holds a 100% interest.

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

      The Company has a minimal working capital and other capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies.

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Three Months Ended July 31, 2005
                      (Unaudited - Prepared by Management)

2.    GOING CONCERN (continued)

      Included in accounts payable is $708,660 payable by Anhydride Canada. Certain of the creditors of Anhydride Canada have threatened receivership proceedings against Anhydride Canada unless they are paid in full. Anhydride Canada does not have the resources to meet these demands and the Company has determined that it will not commit resources to Anhydride Canada or defend such action should the creditors take it. To date no formal action has been taken by the Anhydride Canada creditors.

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

4.    PROPERTIES

                            Hocking Lake and
                               Henday Lake     Pasquia Hills,     Firebag, Sask.
                               Properties     Oil Shale Project  Tar Sands Project     Total
                               (note 4(a))       (note 4(c))       (note 4(d))
                               ----------        ----------        ----------        ----------
Balance April 30, 2004         $        1        $  118,455        $       --        $  118,456
Acquisition of property                --         3,294,237         2,360,771         5,655,008
                               ----------        ----------        ----------        ----------
Balance April 30, 2005                  1         3,412,692         2,360,771         5,773,464
Acquisition of property                --            50,171           819,174           869,345
                               ----------        ----------        ----------        ----------
Balance July 31, 2005          $        1        $3,462,863        $3,179,945        $6,642,809
                               ==========        ==========        ==========        ==========

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Three Months Ended July 31, 2005
                      (Unaudited - Prepared by Management)

4.    PROPERTIES (continued)

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

      The Company will continue to hold a 20% interest in the claims transferred to UHC regardless of the equity issued subsequent to the incorporation of UHC. The Company shall have a carried interest in the claims until such time as a total of $163,334 (CDN - $250,000) inclusive of the $94,080 (CDN
      - $144,000) required for the first work program has been expended. Subsequent to such expenditure, the Company shall retain the right to participate on the same basis as the investors in future expenditure programs on a pro-rata basis. Should the Company not provide the requested funds within 30 days of written demand, the Company's 20% interest shall be reduced in such manner as may reasonably be negotiated between the parties. As of April 30, 2005, $496,619 (2004 - $475,584) had been spent on the property. During the year ended April 30, 2005, the Company expended $4,207 (2004 - $59,525) to maintain its 20% interest in the claims. Subsequent to April 30, 2005 the Company has not been called to expend any money to maintain its interest.

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Three Months Ended July 31, 2005
                      (Unaudited - Prepared by Management)

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

      (d)   Firebag, Sask., Tar Sands Project

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

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Three Months Ended July 31, 2005
                      (Unaudited - Prepared by Management)

4.    PROPERTIES (continued)

      (d)   Firebag, Sask., Tar Sands Project (continued)

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

      OQI issued 300,000 options to acquire that same number of shares at $0.40 ($0.50 CND) until November 12, 2009, subject to a vesting period of one year. During the three months ended July 31, 2005 100,000 of these options expired and were cancelled. Included in consulting expense is stock option compensation expense of $27,738 related to these options.

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Three Months Ended July 31, 2005
                      (Unaudited - Prepared by Management)

4.    PROPERTIES (continued)

      (d)   Firebag, Sask., Tar Sands Project (continued)

      From the proceeds of the share issuances and convertible debentures OQI made non-refundable property payments of $406,629 ($500,000 CND) towards the purchase of the remaining 51% of the project leaving a commitment to pay $357,540 ($450,000 CND) as at April 30, 2005.

      OQI reached agreement with its President and Chief Financial Officer whereby, subject to certain conditions, they each have agreed to provide their services to OQI in return for $66,741 ($84,000 CND) per year until certain business targets are met and thereafter at $139,043 ($175,000 CND) per year. These conditions were met during the three months ended July 31, 2005. These agreements also contain termination clauses whereby OQI has agreed to pay the officers, subject to certain conditions, an amount of up to one and one-half times their annual pay should they be terminated for reasons other than cause.

      The Company has the right of first offer on future financings.

      As at April 30, 2005 the Company held 7,000,000 common shares, representing 64.89% of the issued and outstanding shares of OQI. The non-controlling shareholders 35.11% interest in OQI represented $448,224 of its net assets.

      During the three months ended July 31, 2005, OQI completed the purchase of the remaining 51% interest in the property by paying $357,540 ($450,000
      CND). OQI now has a 100% interest in the property, subject to the above noted royalties.

      OQI issued 1,524,875 Flow-through Common Shares and 767,628 units under a private placement for gross proceeds of $3,490,464 ($4,393,099 CND). Each unit consisted of one common share and warrant entitling the holder to acquire one common share at $1.59 ($2.00 CND). These warrants expire as to 717,628 warrants on May 31, 2007 and 50,000 warrants on June 15, 2007. In conjunction with this financing OQI also issued agents warrants whereby the agent may acquire up to 146,475 common shares and 14,000 common shares both at $1.39 ($1.75 CND) until May 31, 2008 and June 15, 2008 respectively and 146,475 common shares and 14,000 common shares both at $1.59 ($2.00 CND) until May 31, 2008 and June 15, 2008 respectively. The Company has recorded a non-cash financing expense of $91,609 relating to the warrants issued pursuant to this placement.

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Three Months Ended July 31, 2005
                      (Unaudited - Prepared by Management)

4.    PROPERTIES (continued)

      (d)   Firebag, Sask., Tar Sands Project (continued)

      Also during the three months ended July 31, 2005, the Company agreed to convert the non-refundable payment of $437,962 ($550,000 CND) that the Company made towards the purchase of the 51% interest in the property into 297,688 common shares and a warrant to acquire up to an additional 647,688 common shares at $1.59 ($2.00 CND) until June 13, 2007. As at July 31, 2005 the Company held 7,297,688 common shares, representing 54.55% of the issued and outstanding shares of OQI. The non-controlling shareholders 45.45% interest in OQI represented $3,987,473 of its net assets.

5.    COMMON STOCK

      (a)   Authorized common shares

      The Company is seeking shareholder approval at a meeting of its shareholders to increase the authorized number of common shares to 250,000,000 from 100,000,000 and if approved by its shareholders the Company's articles will be so amended.

      (b)   Treasury stock

      During the year ended April 30, 2000 the Company purchased 23,000 shares of its common stock from the original owners who had acquired the shares prior to April 30, 2000 in a private placement. The common stock was purchased for the same amount as the proceeds from original issue.

      (c)   Shares issued for services

      During the three months ended July 31, 2005 the Company issued 2,000,000 common shares pursuant to a consulting agreement, at a deemed cost of $860,000, whereby the shares are earned evenly over a twelve-month period ending April 2006. The deemed value of the contracted services not yet earned has been reflected in prepaid expenses.

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Three Months Ended July 31, 2005
                      (Unaudited - Prepared by Management)

5.    COMMON STOCK (continued)

      (d)   Settlement with Anhydride Canada Creditors

      In an attempt to settle outstanding liabilities of Anhydride Canada, the Company made an offer to creditors to settle outstanding debts for shares of the Company at a deemed price of $0.10 per share for every $0.15 CDN of debt held. The Company has received acceptances from creditors totalling $336,037 ($416,484 CDN) that represents 2,776,560 common shares. During the year ended April 30, 2004 the Company issued 287,638 shares pursuant to these agreements and during the year ended April 30, 2005 it issued an additional 493,493 shares. No further shares have been issued.

      (e)   Anhydride Petroleum Limited Partnership

      Pursuant to an agreement between the Company and Anhydride Petroleum Limited Partnership (the "Limited Partnership"), the Company agreed to acquire the interests of the Limited Partnership in a property, which the Company had a interest in but was written off as of April 30, 2003, for 3,220,000 common shares of the Company. During the year ended April 30, 2005, 886,666 of these shares were issued and charged to exploration at $0.10 per share. No further shares have been issued.

      (f)   Debt Settlement

      During the three months ended July 31, 2005 the Company settled $108,000 of debt owed by Western Petrochemials through the issuance of 250,000 common shares. Subsequent to July 31, 2005 the Company settled an additional $363,150 of Western Petrochemical debt by the issuance of 600,000 common shares and issued 910,000 common shares to certain of its consultants in settlement of $106,300.

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Three Months Ended July 31, 2005
                      (Unaudited - Prepared by Management)

6.    STOCK OPTIONS

      As at July 31, 2005 the Company had the following options outstanding, to purchase that same number of common shares:

             Plan       Expiry Date    Exercise price    Options
             ----       -----------    --------------    -------

            SOP 2000     21-Aug-06      $  0.27          850,000
            SOP 2002     1-Nov-06       $  0.36          225,000
            SOP 2003c    2-Feb-06       $  0.30          100,000
            SOP 2005     1-Nov-06       $  0.36        1,600,000
                                                       ---------
                                                       2,775,000
                                                       =========

      During the three months ended July 31, 2005 225,000 options under the SOP 2000 with an exercise price of $0.25 per share expired and 225,000 options with an exercise price of $0.36 and an expiry date of November 1, 2006 were issued. The Company also issued 1,600,000 options under the SOP 2005 with an exercise price of $0.36 until November 1, 2006. The Company has recorded in consulting expenses a stock option compensation expense of $362,637 relating to the issuance of these options.

      Subsequent to July 31, 2005 500,000 options at $0.27 under SOP 2000 were exercised, pursuant to the cashless exercise features of the plan. Based on the market price on the date of exercise the Company issued 376,146 common shares in satisfaction of the 500,000 options exercised.

7.    WARRANTS

      The Company had the following warrants outstanding, to purchase that same number of common shares, at July 31, 2005:

                                                       Number of
               Expiry Date      Exercise price          Warrants
               -----------      ---------------         --------
                14-Sep-05           $ 0.34              2,380,000
                3-Nov-05            $ 0.35                874,555
                30-Apr-06           $ 0.35              1,945,750
                14-Sep-06           $ 0.35              5,031,260
                9-Jun-07            $ 0.45                500,000
                9-Jun-07            $ 0.55              5,000,000
                9-Jun-07            $ 1.50              2,500,000
                                                       ----------
                                                       18,231,565
                                                       ==========

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Three Months Ended July 31, 2005
                      (Unaudited - Prepared by Management)

7.    WARRANTS (continued)

      During the three months ended July 31, 2005 the Company had the following transactions involving its warrants:

      - A total of 917,072 warrants with a November 3, 2005 expiry date were exercised, of which 422,555 of the warrants were exercised for cash proceeds of $147,894 and 494,517 warrants were exercised pursuant to cashless exercise provisions, whereby the Company issued 158,418 common shares;

      - The Company issued, as an inducement for early exercising of the warrants with expiry dates of November 3, 2005 and September 14, 2006, 1,945,750 warrants to purchase that same number of common shares at $0.35 until April 30, 2006;

      - A total of 1,616,703 warrants with a September 14, 2006 expiry date were exercised of which 125,000 of the warrants were exercised for cash proceeds of $43,750 and 1,491,703 warrants were exercised pursuant to cashless exercise provisions, whereby the Company issued 477,900 common shares; and

      - In conjunction with the June 9, 2005 convertible note the Company issued 500,000, warrants to purchase that same number of common shares at $0.45 until June 9, 2007, 5,000,000 warrants to purchase that same number of common shares at $0.55 per share until June 9, 2007 and 2,500,000 warrants to purchase that same number of common shares at $1.50 until June 9, 2007.

      Subsequent to July 31, 2005 the Company had the following transactions involving its warrants:

      - A total of 874,000 warrants with a November 3, 2005 expiry date were exercised, of which 29,300 of the warrants were exercised for cash proceeds of $10,255 and 844,700 warrants were exercised pursuant to cashless exercise provisions, whereby the Company issued 683,036 common shares;

      - A total of 3,344,752 warrants with a September 14, 2006 expiry date were exercised, of which 387,300 of the warrants were exercised for cash proceeds of $135,555 and 2,957,452 warrants were exercised pursuant to cashless exercise provisions, whereby the Company issued 2,252,737 common shares; and

      - The Company agreed to extend the September 14, 2005 expiry date on 2,380,000 warrants at $0.34 to September 14, 2006.

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Three Months Ended July 31, 2005
                      (Unaudited - Prepared by Management)

8.    RELATED PARTY TRANSACTIONS

      The following non-arm's length transactions occurred with parties who are directors, officers and stockholders of the Company.

      (a) During the three months ended July 31, 2005, the Company was charged management fees of $18,000 by October Sun from whom the Company acquired Anhydride USA. October Sun is related to the Company by way of significant influence. As of July 31, 2005, $76,062 was owed to October Sun and included in due to related parties. This balance is without interest or stated terms of repayment. During the year ended April 30, 2005 October Sun converted a $400,000 note into 1,600,000 common shares and 1,600,000 warrants to purchase that same number of common shares at $0.34 per share until September 14, 2005. Subsequent to July 31, 2005 the Company agreed to extend the expiry date of these warrants to September 14, 2006.

      (b) United Corporate Advisors ("UCA") is related to the Company by way of common directors. During the three months ended July 31, 2005 UCA was paid consulting fees of $46,462 and as at July 31, 2005 the Company owed UCA $50,000 which was subsequently paid. During the year ended April 30, 2005 UCA converted a $195,000 note into 780,000 common shares and 780,000 warrants to purchase that same number of common shares at $0.34 per share until September 30, 2005. Subsequent to July 31, 2005 the Company agreed to extend the expiry date of these warrants to September 14, 2006.

      (c) The Company paid a Director a consulting fee of $14,000 during the three months ended July 31, 2005.

9.    ACCOUNTS PAYABLE

      Accounts payable as at July 31, 2005 includes $112,906 (April 30, 2005 - $130,555) in advances from third parties. It also includes $708,660 (April 30, 2005 - $689,066) payable by Anhydride Canada. Anhydride Canada does not have the resources to meet these demands and the Company has determined that it will not commit resources to Anhydride Canada or defend such action should the creditors take it. See note 2 Going Concern.

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Three Months Ended July 31, 2005
                      (Unaudited - Prepared by Management)

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

11.   CONTINGENCY

      In a statement of claim filed against Anhydride Canada and others, the plaintiffs claim they owned a 63.3% interest in the 7-32 well on the Athabasca prospect. The claim also seeks general damages of $3,800,000 ($5,000,000 CDN) from the defendants as well as monetary and special damages as determined by the court. A statement of defense was filed by Anhydride Canada, but given that the property has been written off it will not be actively pursued. Since filing of the statement of defense in April 2003, no further action has been taken by the plaintiff. The Company believes the claim is frivolous and without merit and as such no amount has been accrued by the Company at April 30, 2005 and July 31, 2005.

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Three Months Ended July 31, 2005
                      (Unaudited - Prepared by Management)

12.   CONVERTIBLE DEBENTURES

      On June 9, 2005 the Company issued 7% convertible notes for an aggregate principal amount of $2,000,000. The Company has agreed to make monthly payments equal to one-twelfth of the initial principal amount of the note plus any other amounts due, including interest. The monthly payments for the first three months may be deferred until the fourth month and are payable in either shares, subject to an effective registration statement, or cash. Should the Company elect to make the monthly payment in cash then it must pay 130% of the principal plus 100% of any other amounts due, including interest. If the Company elects to have the monthly payment paid in shares then the note holders may convert at anytime thereafter into common shares of the Company at the lesser of i) $0.60, ii) 135% of the average of the five lowest closing bid prices of the Company's common stock for the ten trading days preceding the effective date of a registration statement registering the underlying shares and warrants for resale and iii) 70% of the average of the five lowest closing bid prices of the Company's common stock for the ten trading days preceding the date of conversion. Should the Company fail to make a timely election to pay in cash or shares or to actually make the cash payment then the holders of the notes may determine whether they want to be paid in cash or shares on the terms noted above. Pursuant to this offering the Company issued 500,000, warrants to purchase that same number of common shares at $0.45 until June 9, 2007, 5,000,000 warrants to purchase that same number of common shares at $0.55 per share until June 9, 2007 and 2,500,000 warrants to purchase that same number of common shares at $1.50 until June 9, 2007. In conjunction with this offering the Company has paid $200,000 in finders fees and has agreed to pay a finders fee of 10% from any of the 5,000,000 warrants to purchase that same number of common shares at $0.55 per share until June 9, 2007 that are exercised. The agreement contains certain registration rights for the underlying shares of common stock and warrants and the Company will incur a 2% penalty if the registration statement is not effective by December 6, 2005 with a 2% penalty each 30 days thereafter until effective. To date the Company has filed its registration statement but it has not yet gone effective. The balance outstanding pursuant to these convertible notes as at July 31, 2005 is $2,022,356. In conjunction with these convertible notes and warrants the Company has recorded a non-cash financing expense of $1,722,950.

      During the year ended April 30, 2005 OQI also issued $876,073 ($1,100,000
      CDN) 3% unsecured convertible debentures which mature as to $238,929 ($300,000 CDN) on February 28, 2008, $79,643 ($100,000 CDN) on April 1,
      2008 and $557,501 ($700,000 CDN) on April 15, 2008. The notes are convertible into common shares of OQI at a rate of $0.99 ($1.25 CDN) for one year following their issuance and then at $1.27 ($1.60 CND) per share until maturity. In conjunction with this offering OQI also issued 343,750 warrants to purchase that same number of common shares at a price of $1.27 ($1.60 CND) until the earlier of i) the Company being listed for trading on a recognized stock exchange or ii) the maturity date. The balance outstanding pursuant to these convertible debentures is $907,726.

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Three Months Ended July 31, 2005
                      (Unaudited - Prepared by Management)

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

      As part of this agreement the Company must be offered the right to participate on all prospects generated by Energy 51 until April 1, 2006. During the year ended April 30, 2005 the Company agreed to participate in the Sylvan Lake and Barrhead oil and gas prospects and included in exploration is $53,428 and $78,428 respectively, in related exploration costs. During the three months ended July 31, 2005 the Company has incurred exploration costs related to Sylvan Lake in the amount of $263,905 and $12,924 related to Barrhead.

14.   COMMITMENTS

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

      The Company has entered into a joint venture agreement (the "Sulfoxy Joint Venture") whereby it has agreed to fund research and development relating to the improvement of bitumen recovery from surface mineable oil sands ore and in-situ recovery of bitumen and heavy oils by oxidation and sulfonation of asphaltens as to $163,054 ($205,220 CND) to obtain a 60% interest. Upon earning a 60% interest in the joint venture the Company may elect to purchase an additional 15% joint venture interest for $1,191,800 ($1,500,000 CND). During the three months ended July 31, 2005 the Company has incurred $32,878 in costs to the Sulfoxy Joint Venture and these have been included in exploration costs. Subsequent to July 31, 2005 the Company has incurred an additional $25,000.

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Three Months Ended July 31, 2005
                      (Unaudited - Prepared by Management)

15.   Future Income Taxes

      The following summarizes the temporary differences that give rise to the future income tax liability:

          Book Value of property in excess of tax value           $ 210,217
          Non-capital loss carry-forwards tax benefit               (68,186)
          Share issue costs tax benefit                            (130,782)
                                                                  ---------
                                                                  $  11,249
                                                                  =========

16.   Subsequent Events

      The Company entered into an agreement with three third parties (collectively the Triple 7 Joint Venture) to post, acquire, develop and produce oil sands deposits located in the Athabasca Region of Alberta, Canada (the Triple 7 Joint Venture Agreement) whereby in consideration for the expertise and industry experience provided by Triple 7 Joint Venture the Company has agreed to pay the Triple 7 Joint Venture $122,569 ($150,000 CDN) payable in common shares for any leases acquired pursuant to a specific Alberta Crown sale of leases. The Company has also agreed to pay the Triple 7 Joint Venture partners, as ongoing fees, $122,569 ($150,000 CDN) in cash or common shares (at the discretion of the Company) on the first and second anniversary dates of the Agreement. Shares issued under the agreement are subject to "piggyback" registration rights. On the third anniversary date of the agreement the Company shall pay to the Triple 7 Joint Venture $367,707 ($450,000 CDN) per parcel of acquired leases that have not been surrendered, or for which no commercial project has been identified. In the event that the Company receives a feasibility study, conducted by an independent third party, that indicates that a commercial project on one or more of the leases is economic and wishes to construct a commercial project, they are required to notify the Triple 7 Joint Venture. Upon commencement of construction of such a commercial project the Company shall pay to the Triple 7 Joint Venture the sum of $4,902,761 ($6,000,000 CDN). In addition to such payments the Company has granted each of the Triple 7 Joint Venture partners a royalty in the acquired leases of $0.03 Canadian on each barrel of crude bitumen produced, saved and sold from the Acquired Leases, or $367,707 ($450,000
      CDN) per year, whichever is greater. Such royalty is governed by the royalty procedure, which stipulates, among other things, that the royalty will be secured by a lien, first charge or security interest on the royalty lands, and that the royalty is assignable or transferable subject to a right of first offer to Township.

      On August 24, 2005 the Company through its wholly owned subsidiary, Township, acquired one lease pursuant to the Triple 7 Joint Venture at a cost of $727,187 ($864,625 CND). This prospect will be known as the Eagles Nest Prospect.

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Three Months Ended July 31, 2005
                      (Unaudited - Prepared by Management)

16.   Subsequent Events (continued)

      To finance the acquisition of the Eagles Nest Prospect the Company entered into a private placement of its securities whereby the Company will be issuing 8% Convertible Notes (the "Notes") with stock purchase warrants for aggregate principal amount of $5,200,000 (the "Original Offering"), all pursuant to a Subscription Agreement (the "Subscription Agreement") with the purchasers. Under the terms of the Original Offering, the Notes are convertible to shares of the Company's common stock (the "Common Stock") at $0.40 per share of Common Stock. However, pursuant to the subscription agreement, amounts not expended on successful bids, associated costs and first year rentals are to be refunded on a pro-rata basis. The refunded amount totals $4,472,813, as only $727,187 was used in connection with the acquisition of the Eagles Nest Parcel and related costs. Under the terms of the Original Offering, the purchasers will also receive bonus shares equal to 10% of the refunded amount allocable to the respective purchasers, which bonus shares will be issued at the rate of $0.40 per share. Also, purchasers will receive warrants based on one warrant per $0.40 invested by a purchaser, after the refunded amount has been distributed to the purchaser. The warrants are exercisable for two years from the issue date at an exercise price of $0.55 per share.

      Effective August 31, 2005, some of the purchasers elected not to receive their pro-rata portion of the refund amount. Rather, those purchasers elected to be included under amended terms to the Original Offering (the "Amended Offering"). Under the terms of the Amended Offering, a purchaser will receive a new convertible promissory note in the amount of their principal investment not refunded (the "New Note"), which New Note is convertible into shares of the Company's common stock at a per share conversion price of $0.90 per share. The purchaser will also receive one warrant for each $0.90 of principal invested in the Amended Offering. Each warrant is exercisable to purchase one share of common stock at an exercise price of $1.30 per share for one year. Of the total $5,200,000 raised in the Original Offering, purchasers of $2,240,706 principal amount have elected to be included in the Amended Offering.

      In conjunction with this offering and the Amended Offering the Company has agreed to pay finders fees equal to (i) 7.5% of the gross proceeds used to purchase the Eagles Nest Prospect; and (ii) 3.75% of the refunded amount. The commission will be paid in common shares at $0.45 per share. In addition, each finder has been granted a royalty of $0.01 Canadian per barrel of crude bitumen produced on each US$1,000,000 introduced to the Company by that finder and used by the Company (through Township) to purchase Rights, and not returned to Subscribers in the form of a Refund Amount.

      The Subscription Agreement contains certain registration rights for the shares of Common Stock issuable upon conversion of the Notes and the New Notes and upon exercise of the warrants in both the Original Offering and the Amended Offering, and for the bonus shares and shares issued to finders. The Company will incur substantial penalties if it fails to file such registration statement by a specified date, and if the registration statement is not effective by another specified date.

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

All payments to be made in the future have been expressed in U.S. dollars using an exchange rate of $1 U.S. = $1.2238 Cdn.

Plan of Operations

The Company is in the exploration stage and does not currently have any income from operating activities. The Company has a minimal working capital and other capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies. Management intends to raise additional capital through the issuance of equity and or debt to finance operations and invest in other business opportunities, however, no assurance can be given that the Company will be successful in raising additional capital or that other business opportunities will be found.

During the three months ended July 31, 2005 the Company's subsidiary completed the purchase of the remaining 51% interest in the Firebag Tar Sands Project by paying $357,540 ($450,000 CND). OQI now has a 100% interest in the property, subject to certain royalties, whereby it may explore and develop oil sands deposits in an area comprising approximately 850,000 acres in the Province of Saskatchewan.

To finance the acquisition of the Firebag Tar Sands Project and to provide funding for an exploration program OQI issued 1,524,875 Flow-through Common Shares and 767,628 units under a private placement for gross proceeds of $3,490,464 ($4,393,099 CND). Each unit consisted of one common share and warrant entitling the holder to acquire one common share at $1.59 ($2.00 CND). These warrants expire as to 717,628 warrants on May 31, 2007 and 50,000 warrants on June 15, 2007. In conjunction with this financing OQI also issued agents warrants whereby the agent may acquire up to 146,475 common shares and 14,000 common shares both at $1.39 ($1.75 CND) until May 31, 2008 and June 15, 2008 respectively and 146,475 common shares and 14,000 common shares both at $1.59 ($2.00 CND) until May 31, 2008 and June 15, 2008 respectively. The Company has recorded a non-cash financing expense of $91,609 relating to the warrants issued pursuant to this placement.

Also during the three months ended July 31, 2005, the Company agreed to convert the non-refundable payment of $437,962 ($550,000 CND) that the Company made towards the purchase of the 51% interest in the property into 297,688 common shares and a warrant to acquire up to an additional 647,688 common shares at $1.59 ($2.00 CND) until June 13, 2007. As at July 31, 2005 the Company held 7,297,688 common shares, representing 54.55% of the issued and outstanding shares of OQI. The non-controlling shareholders 45.45% interest in OQI represented $3,987,473 of its net assets.

The focus of OQI during the three months ended July 31, 2005 has been on completing the acquistion of the Firebag East Prospect, securing funding and preparing for an estimated $3,200,000 drill program. OQI is currently awaiting government of Saskatchewan approval to begin the fall drill program.

During the three months ended July 31, 2005 the Company continued to evaluate its Pasquia Hill Oil Shale Prospect and plans to spend around $174,800 to complete a drill program on the prospect.

Also during the three months ended July 31, 2005 the company was focused on raising funding for general working capital purposes and issued 7% convertible notes for an aggregate principal amount of $2,000,000. The Company has agreed to make monthly payments equal to one-twelfth of the initial principal amount of the note plus any other amounts due, including interest. The monthly payments for the first three months may be deferred until the fourth month and are payable in either shares, subject to an effective registration statement, or cash. Should the Company elect to make the monthly payment in cash then it must pay 130% of the principal plus 100% of any other amounts due, including interest. If the Company elects to have the monthly payment paid in shares then the note holders may convert at anytime thereafter into common shares of the Company at the lesser of i) $0.60, ii) 135% of the average of the five lowest closing bid prices of the Company's common stock for the ten trading days preceding the effective date of a registration statement registering the underlying shares and warrants for resale and iii) 70% of the average of the five lowest closing bid prices of the Company's common stock for the ten trading days preceding the date of conversion. Should the Company fail to make a timely election to pay in cash or shares or to actually make the cash payment then the holders of the notes may determine whether they want to be paid in cash or shares on the terms noted above. Pursuant to this offering the Company issued 500,000, warrants to purchase that same number of common shares at $0.45 until June 9, 2007, 5,000,000 warrants to purchase that same number of common shares at $0.55 per share until June 9, 2007 and 2,500,000 warrants to purchase that same number of common shares at $1.50 until June 9, 2007. In conjunction with this offering the Company has paid $200,000 in finders fees and has agreed to pay a finders fee of 10% from any of the 5,000,000 warrants to purchase that same number of common shares at $0.55 per share until June 9, 2007 that are exercised. The agreement contains certain registration rights for the underlying shares of common stock and warrants and the Company will incur a 2% penalty if the registration statement is not effective by December 6, 2005 with a 2% penalty each 30 days thereafter until effective. To date the Company has filed its registration statement but it has not yet gone effective. The balance outstanding pursuant to these convertible notes as at July 31, 2005 is $2,022,356. In conjunction with these convertible notes and warrants the Company has recorded a non-cash financing expense of $1,722,950.

During the three months ended July 31, 2005 Energy 51, a privately held oil and gas exploration and development company, in which the Company held a 25% interest completed an equity financing whereby it raised $14,182,000 and the Company's interest was reduced to around 2%.

As part of the Company's investment in Energy 51 must be offered the right to participate on all prospects generated by Energy 51 until April 2006. The Company has elected to participate in the Sylvan Lake and Barrhead oil and gas prospects and included in exploration costs is $263,905 and $12,924, respectively, in related exploration costs. To date the results of the exploration efforts on both prospects is unknown. The Company intends to review prospects of merit as they come along and to invest in them provided that financing is available.

Subsequent to July 31, 2005 The Company entered into an agreement with three third parties (collectively the Triple 7 Joint Venture) to post, acquire, develop and produce oil sands deposits located in the Athabasca Region of Alberta, Canada (the Triple 7 Joint Venture Agreement) whereby in consideration for the expertise and industry experience provided by Triple 7 Joint Venture the Company has agreed to pay the Triple 7 Joint Venture $122,569 ($150,000 CDN) payable in common shares for any leases acquired pursuant to a specific Alberta Crown sale of leases. The Company has also agreed to pay the Triple 7 Joint Venture partners, as ongoing fees, $122,569 ($150,000 CDN) in cash or common shares (at the discretion of the Company) on the first and second anniversary dates of the Agreement. Shares issued under the agreement are subject to "piggyback" registration rights. On the third anniversary date of the agreement the Company shall pay to the Triple 7 Joint Venture $367,707 ($450,000 CDN) per parcel of acquired leases that have not been surrendered, or for which no commercial project has been identified. In the event that the Company receives a feasibility study, conducted by an independent third party, that indicates that a commercial project on one or more of the leases is economic and wishes to construct a commercial project, they are required to notify the Triple 7 Joint Venture. Upon commencement of construction of such a commercial project the Company shall pay to the Triple 7 Joint Venture the sum of $4,902,761 ($6,000,000 CDN). In addition to such payments the Company has granted each of the Triple 7 Joint Venture partners a royalty in the acquired leases of $0.03 Canadian on each barrel of crude bitumen produced, saved and sold from the Acquired Leases, or $367,707 ($450,000 CDN) per year, whichever is greater. Such royalty is governed by the royalty procedure, which stipulates, among other things, that the royalty will be secured by a lien, first charge or security interest on the royalty lands, and that the royalty is assignable or transferable subject to a right of first offer to Township.

On August 24, 2005 the Company through its wholly owned subsidiary, Township, acquired one lease pursuant to the Triple 7 Joint Venture at a cost of $727,187 ($864,625 CND). This prospect will be known as the Eagles Nest Prospect.

To finance the acquisition of the Eagles Nest Prospect the Company entered into a private placement of its securities whereby the Company will be issuing 8% Convertible Notes (the "Notes") with stock purchase warrants for aggregate principal amount of $5,200,000 (the "Original Offering"), all pursuant to a Subscription Agreement (the "Subscription Agreement") with the purchasers. Under the terms of the Original Offering, the Notes are convertible to shares of the Company's common stock (the "Common Stock") at $0.40 per share of Common Stock. However, pursuant to the Subscription Agreement, amounts not expended on successful bids, associated costs and first year rentals are to be refunded on a pro-rata basis. The refunded amount totals $4,472,813, as only $727,187 was used in connection with the acquisition of the Eagles Nest Parcel and related costs. Under the terms of the Original Offering, the purchasers will also receive bonus shares equal to 10% of the refunded amount allocable to the respective purchasers, which bonus shares will be issued at the rate of $0.40 per share. Also, purchasers will receive warrants based on one warrant per $0.40 invested by a purchaser, after the refunded amount has been distributed to the purchaser. The warrants are exercisable for two years from the issue date at an exercise price of $0.55 per share.

Effective August 31, 2005, some of the purchasers elected not to receive their pro-rata portion of the refund amount. Rather, those purchasers elected to be included under amended terms to the Original Offering (the "Amended Offering"). Under the terms of the Amended Offering, a purchaser will receive a new convertible promissory note in the amount of their principal investment not refunded (the "New Note"), which New Note is convertible into shares of the Company's common stock at a per share conversion price of $0.90 per share. The purchaser will also receive one warrant for each $0.90 of principal invested in the Amended Offering. Each warrant is exercisable to purchase one share of common stock at an exercise price of $1.30 per share for one year. Of the total $5,200,000 raised in the Original Offering, purchasers of $2,240,706 principal amount have elected to be included in the Amended Offering.

In conjunction with this offering and the Amended Offering the Company has agreed to pay finders fees equal to (i) 7.5% of the gross proceeds used to purchase the Eagles Nest Prospect; and (ii) 3.75% of the refunded amount. The commission will be paid in common shares at $0.45 per share. In addition, each finder has been granted a royalty of $0.01 Canadian per barrel of crude bitumen produced on each US$1,000,000 introduced to the Company by that finder and used by the Company (through Township) to purchase Rights, and not returned to Subscribers in the form of a Refund Amount.

The Subscription Agreement contains certain registration rights for the shares of Common Stock issuable upon conversion of the Notes and the New Notes and upon exercise of the warrants in both the Original Offering and the Amended Offering, and for the bonus shares and shares issued to finders. The Company will incur substantial penalties if it fails to file such registration statement by a specified date, and if the registration statement is not effective by another specified date.

The Company expects to do a winter drill program on the Eagles Nest Prospect which is estimated to cost around $2,000,000.

Changes in Financial Condition

During the three months ended July 31, 2005 the primary focus of the Company was on completing the purchase of the Firebag Tar Sands Prospect, obtaining funding for exploration programs and accessing other possible investment opportunities within the Athabasca Tar Sands region. For the three months ended July 31, 2004 the primary focus of the Company was on the exploration of its Pasquia Hills, Oil Shale prospect, completing agreements to purchase the Firebag Sask., Tar Sands prospect and finding funding for the Company.

As a result of the above noted financing by OQI and the issuance of the June 9, 2005 convertible notes the Company incurred non-cash financing expenses of $1,814,559 (2004 - $0) for the three months ended July 31, 2005.

Consulting expenses for the three months ended July 31, 2005 of $819,276 (2004 - $233,239) included stock option compensation expenses of $390,375 (2004 - $0) related to the issuance of options to employees and consultants. The Company also paid a cash consulting fee of $200,000 (2004 - $0) related to its successful financing attempts. During the three months ended July 31, 2005 the Company paid its directors $63,462 and OQI had consulting expenses of $82,454 both of which did not occur during the three months ended July 31, 2004. In order to conserve cash the Company has continued to pay its consultants in common shares and during the three months ended incurred consulting expenses of $70,300 (2004 - 208,940) related to the issuance of 210,000 (2004 - 1,620,100)
common shares.

Exploration costs for the three months ended July 31, 2005 were $362,415 and primarily included payments related to the Sylvan Lake and Barrhead oil and gas prospects as to $263,905 and $12,924, respectively. Included in exploration costs is $32,878 in conjunction with its interest in the Sulfoxy Joint Venture. The balance of the exploration cost related to preparations for planned fall drill programs on the Firebag Tar Sands and Pasquia Hills Oil Shale Projects. The Company's exploration costs during the three months ended July 31, 2004 were related to the exploration of its Pasquia Hills Oil Shale Project.

Advertising and promotion costs during the three months ended July 31, 2005 of $268,061 were up significantly from the three months ended July 31, 2004 where they were $68,733 as a result of the engagement of consulting firm whereby they agreed to be a paid in common shares of the Company. Pursuant to this agreement the Company issued 2,000,000 common shares and booked an advertising and promotion expense of $215,000 for the three months ended July 31, 2005. As the agreement calls for the services to be provided over the one year life of the agreement the Company had a prepaid expense of $645,000 as at July 31, 2005.

Professional fees for the three months ended July 31, 2005 of $87,621 (2004 - $67,186) continues to be major expense of the Company as it inures costs related to business evaluation and financing issues.

As the Company is now significantly more active and is maintaining two separate offices, one in Calgary and one in Vancouver, its office costs for the three months ended July 31, 2005 of $35,246 (2004 - $8,168) have increased substantially when compared to the three months ended July 31, 2004. Likewise its rent costs for the three months ended July 31, 2005 of $14,405 (2004 - $4,076) have increased as a result of maintaining the two offices.

Interest and bank charges of $16,732 (2004 - $55,668) for the three months ended July 31, 2005 are lower as a result of the timing when various convertible notes and interest were issued. Also during the three months ended July 31, 2005 OQI in particular had a significant cash balance on hand as it was awaiting approvals for its fall exploration program and approximately $13,000 in interest income was netted against its interest expenses.

In total the Company experienced a net loss of $3,203,707 or $0.05 per share for the three months ended July 31, 2005, compared to a net loss of $639,229 or $0.03 per share for the three months ended July 31, 2004. The Company expects to continue to incur operating losses and will continue to be dependent on additional equity or debt sales and or property joint ventures to fund its activities in the future.

We have no revenues, and our operating results, profitability and future rate of growth depend solely on our ability to successfully implement our business plan and our ability to raise further funding, as well as OQI's ability to raise funding for its projects. We currently have approximately $6,500,000 in cash on hand which we plan to utilize for current and or upcoming exploration programs and general working capital purposes. It is expected that the Company will continue to need further funding and we plan to fund future operations by way of joint venture agreements and or other forms of financing, including the public offering or private placement of equity or debt securities. However, we cannot assure you that joint venture partners, debt or equity financing will be available to us on acceptable terms to meet these requirements. The Company has no revenues.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the period there were no material developments in the status of legal proceedings as reported in the April 30, 2005 10K-SB.

Item 2. Changes in Securities; Recent Sales of Unregistered Securities

See Item 5 for complete disclosure on equity securities sold by the Company during the period covered by this report that are not registered under the Securities Act and have not otherwise been reported by the Company.

Item 5. Other Information

The following equity securities were sold by the Company during the period covered by this report that are not registered under the Securities Act and should have been reported by the Company on Form 8-K.

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

      On July 14, 2005 the Company issued the following shares of Common Stock pursuant to the exercise of warrants utilizing a cashless exercise feature:

                                  Number         Warrant          Number of
                                 Warrants         Expiry            Shares
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

      On July 19, 2005 the Company issued the following shares of Common Stock pursuant to the exercise of warrants utilizing a cashless exercise feature:

                                   Number        Warrant        Number of
                                  Warrants       Expiry           Shares
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

      On July 25, 2005 the Company issued the following shares of Common Stock pursuant to the exercise of an equal number of warrants at $0.35:

                                             Warrant        Number of
                                             Expiry           Shares
         JM Investors                       Nov 3/06          30,855
         Leon Goldberg                    Sept 14/05          10,000

The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

Item 6.           Exhibits

     3.1(a) Articles of Incorporation, as amended. (1), (2)
     3.2    Bylaws.(2)
     10.1 Subscription Agreement dated June 10, 2005 between the Company and purchasers. (3)
     10.2 Joint Venture Agreement dated August 9, 2005 between the Company and Triple 7 Energy, Inc., West Peak Ventures of Canada Ltd., Dr. Michael Ranger and Township. (4)
     31.1 Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
     31.2 Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
     32.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
     32.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

_____________
(1)   Incorporated by reference from Form 8-K, filed November 29, 2004.
(2)   Incorporated by reference from Form 10-SB, filed October 14, 1999.
(3) Incorporated by reference from Form 8-K, filed June 10, 2005, Form 8-K/A No. 1, filed June 10, 2005, and Form 8-K/A No. 2, filed August 11, 2005.
(4) Incorporated by reference from Form 8-K, filed August 10, 2005, and from Form 8-K/A No. 1 and No. 2, both filed August 11, 2005.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CANWEST PETROLEUM CORPORATION


Date:  September 16, 2005               By: /s/ Thornton J. Donaldson
                                            ------------------------------------
                                             Thornton J. Donaldson, President,
                                             Chief Executive Officer, Chief
                                             Financial Officer and Director