Form 10QSB
period 2005-10-31
CANWEST PETROLEUM CORP
filed 2005-12-14
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2005

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ___________.

COMMISSION FILE NUMBER: 0-27659

                          CANWEST PETROLEUM CORPORATION
        (Exact name of small business issuer as specified in its charter)


         Colorado                                            98-0461154
-------------------------------                          -------------------
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

                           ---------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

The number of shares outstanding of the issuer's classes of common equity, as of December 13, 2005 was 99,564,394 shares of Common Stock.

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                          CANWEST PETROLEUM CORPORAITON
                                      Index

                                                                            Page

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements of CanWest Petroleum Corporation           1

            Consolidated Balance Sheets (U.S. Dollars) as at October
            31, 2005 (UNAUDITED) and April 30, 2005                           2

            Consolidated Statements of Operations (U.S. Dollars) for
            the six months ended October 31, 2005 and 2004 (UNAUDITED)        3

            Consolidated Statements of Stockholders' Equity
            (Deficiency) (U.S. Dollars) for the six months ended
            October 31, 2005 (UNAUDITED) and the year ended April 30,
            2005                                                              4

            Consolidated Statements of Cash Flows for the six months
            ended October 31, 2005 and 2004 (UNAUDITED)                       5

            Notes to Consolidated Financial Statements for the six
            months ended October 31, 2005 (UNAUDITED)                         6

      Item 2. Management's Discussion and Analysis of Financial
            Conditions and Plans of Operations                               24

      Item 3. Controls and Procedures                                        29

PART II. OTHER INFORMATION                                                   30

      Item 1. Legal Proceedings                                              30
      Item 2. Recent Sales of Unregistered Securities                        30
      Item 4.  Submission of Matters to Vote of Security Holders             30
      Item 6. Exhibits                                                       30

      Signatures                                                             31

                          CANWEST PETROLEUM CORPORATION
                      (Formerly Uranium Power Corporation)
                         (An Exploration Stage Company)
                        Consolidated Financial Statements
                    For The Six Months Ended October 31, 2005
                      (Unaudited - Prepared by Management)
                                 (U.S. Dollars)

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
                   Consolidated Balance Sheets (U.S. Dollars)

                                                                               October 31,       April 30,
                                                                                   2005             2005
                          ASSETS                                               (UNAUDITED)       (AUDITED)
                                                                               ------------    ------------
Current

  Cash                                                                         $  8,344,176    $  1,022,175
  Accounts Receivable                                                                33,420          20,327
  Exploration Advances and Deposits                                                 122,937         167,283
  Prepaid expenses                                                                  430,000              --
                                                                               ------------    ------------
                                                                                  8,930,533       1,209,785
Properties (note 4)                                                               7,497,428       5,773,464
Earth Energy License Agreement (note 10)                                                  1               1
Investment in Energy 51 Inc. (note 13)                                              310,291         310,291
Investment in Uranium Holdings Corporation (note 4b)                                    815             815
                                                                               ------------    ------------
                                                                               $ 16,739,068    $  7,294,356
                                                                               ============    ============
                                  LIABILITIES

Current
  Accounts Payable (notes 2 and 9)                                             $  1,139,433    $  2,029,734
  Convertible Debentures (note 12)                                                4,644,153         876,073
  Due to Related Parties (note 8)                                                    58,062          69,689
                                                                               ------------    ------------
                                                                                  5,841,648       2,975,496
Future Income taxes (Note 15)                                                        36,574         142,594
Non-controlling shareholder interest (Note 4(d))                                  3,936,114         448,224
                                                                               ------------    ------------
                                                                                  9,814,336       3,566,314
                                                                               ------------    ------------

Commitments and contingencies (notes 2, 4, 5, 6, 7, 9, 11, 12,14,15, and 16)

                              STOCKHOLDERS' EQUITY

Capital Stock

Authorized
  250,000,000 Common stock with a par value of $0.001 each (note 5)
  10,000,000 Preferred stock with a par value of $0.001 each
Issued
  78,302,392 Common stock (note 5)                                                   78,302
  58,408,661 Common stock                                                                            58,409
Treasury Stock                                                                          (23)            (23)
Additional Paid-in Capital                                                       25,694,483      13,835,455
Deficit Accumulated During Exploration Stage                                    (18,766,236)     (9,999,965)
Other Comprehensive Loss                                                            (81,794)       (165,834)
                                                                               ------------    ------------
                                                                                  6,924,732       3,728,042
                                                                               ------------    ------------
                                                                               $ 16,739,068    $  7,294,356
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

                                                                                                           From
                                                                                                       inception on
                                                                                                       April 3, 1998
                                            Three Months Ended               Six Months Ended             through
                                               October 31,                      October 31,             October 31,
                                           2005            2004            2005            2004             2005
                                       ------------    ------------    ------------    ------------    -------------
Expenditures
   Non-cash financing expenses         $  3,871,450    $  1,211,421    $  5,686,009    $  1,211,421    $   8,110,164
   Consulting                             1,147,371         740,606       1,966,647         973,845        4,277,003
   Exploration costs                        709,618          30,621       1,072,033         200,875        2,896,994
   Advertising and Promotion                357,196          47,207         625,257         115,940        1,499,187
   Professional Fees                        100,278          82,249         187,899         149,435          909,804
   Interest and Bank Charges                140,667          42,185         157,399          97,853          326,018
   Office                                    41,407          12,334          76,653          20,502          183,370
   Transfer Agent Fees                       44,169          16,049          55,190          23,883          134,449
   Travel                                    24,657           8,034          37,242          14,105          188,376
   Rent                                      15,177           8,494          29,582          12,570          105,501
   Management Fee                           (18,000)         18,000              --          36,000          414,602
   Equity loss from investment                   --              --              --              --           19,713
   Incorporation cost written off                --              --              --              --              700
   Write down of licence                         --              --              --              --          106,507
   Write-off of Exploration Property             --              --              --              --          856,359
                                       ------------    ------------    ------------    ------------    -------------
                                          6,433,990       2,217,200       9,893,911       2,856,429       20,028,747
Other items
   Recovery of exploration costs           (736,782)             --        (736,782)             --         (736,782)
   Interest Income                          (50,739)             --         (50,739)             --          (50,739)
                                       ------------    ------------    ------------    ------------    -------------
Net loss before income tax expense
  (recovery) and minority interest        5,646,469       2,217,200       9,106,390       2,856,429       19,241,226
Income tax expense (recovery)                23,181              --           5,700              --          (33,685)
                                       ------------    ------------    ------------    ------------    -------------
Net loss before minority interest         5,669,650       2,217,200       9,112,090       2,856,429       19,207,541
Minority interest                          (107,086)             --        (345,819)             --         (441,305)
                                       ------------    ------------    ------------    ------------    -------------
Net Loss for period                    $  5,562,564    $  2,217,200    $  8,766,271    $  2,856,429    $  18,766,236
                                       ============    ============    ============    ============    =============
Net Loss Per Share                     $      (0.08)   $      (0.08)   $      (0.14)   $      (0.12)
                                       ============    ============    ============    ============

Weighted Average Number of shares
  Outstanding                            69,140,286      26,678,698      64,746,753      23,791,006
                                       ============    ============    ============    ============

                 See Notes to Consolidated Financial Statements

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
   Consolidated Statements of Stockholders' Equity (Deficiency) (U.S. Dollars)
              For the Six Months Ended October 31, 2005 (unaudited)
                          and Year Ended April 30, 2005

                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                       Additional         Other         During the
                                         Common Stock           Treasury Stock          Paid-in       Comprehensive    Exploration
                                      Shares     par Value   Shares     Par Value       Capital       income (loss)       Stage
                                    ----------   ---------   -------    ----------    ------------    -------------    ------------
Balance. April 30, 2004             20,784,838   $  20,785   (23,000)   $      (23)   $  2,955,768    $    (112,564)   $ (4,890,892)
Common stock issued for:
  Settlement of debt                16,607,161      16,607        --            --       3,752,292               --              --
  Cash                               3,801,972       3,802        --            --         998,555               --              --
  Services                           4,436,566       4,437        --            --       1,245,290               --              --
  Property                          12,778,124      12,778        --            --       2,855,441               --              --
Stock option compensation expense           --          --        --            --          68,552               --              --
Beneficial conversion feature of
  convertible debentures                    --          --        --            --       1,959,557               --              --
Other comprehensive (loss)                  --          --        --            --              --          (53,270)             --
Net loss                                    --          --        --            --              --               --      (5,109,073)
                                    ----------   ---------   -------    ----------    ------------    -------------    ------------
Balance. April 30, 2005             58,408,661      58,409   (23,000)          (23)     13,835,455         (165,834)     (9,999,965)
Common stock issued for:
  Settlement of debt                 3,626,712       3,627        --            --       1,659,573               --              --
  Cash                               4,429,583       4,429        --            --       1,914,974               --              --
  Cashless exercise of warrants      5,720,026       5,720        --            --          (5,720)              --              --
  Services                           6,117,410       6,117        --            --       1,766,087               --              --
Stock option compensation expense           --          --        --            --       1,072,056               --              --
Beneficial conversion feature of
  convertible debentures and
  warrants                                  --          --        --            --       5,452,058               --              --
Other comprehensive income                  --          --        --            --              --           84,040              --
Net loss                                    --          --        --            --              --               --      (8,766,271)
                                    ----------   ---------   -------    ----------    ------------    -------------    ------------
Balance. October 31, 2005           78,302,392   $  78,302   (23,000)   $      (23)   $ 25,694,483    $     (81,794)   $(18,766,236)
                                    ==========   =========   =======    ==========    ============    =============    ============

                                       Total
                                    Stockholders
                                       Equity
                                    (Deficiency)
                                    ------------
Balance. April 30, 2004             $ (2,026,926)
Common stock issued for:
  Settlement of debt                   3,768,899
  Cash                                 1,002,357
  Services                             1,249,727
  Property                             2,868,219
Stock option compensation expense         68,552
Beneficial conversion feature of
  convertible debentures               1,959,557
Other comprehensive (loss)               (53,270)
Net loss                              (5,109,073)
                                    ------------
Balance. April 30, 2005                3,728,042
Common stock issued for:
  Settlement of debt                   1,663,200
  Cash                                 1,919,403
  Cashless exercise of warrants               --
  Services                             1,772,204
Stock option compensation expense      1,072,056
Beneficial conversion feature of
  convertible debentures and
  warrants                             5,452,058
Other comprehensive income                84,040
Net loss                              (8,766,271)
                                    ------------
Balance. October 31, 2005           $  6,924,732
                                    ============

                 See Notes to Consolidated Financial Statements

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
              Consolidated Statements of Cash Flows (U.S. Dollars)
                      (Unaudited - Prepared by Management)

                                                For the Six Months Ended      on April 3, 1998
                                                       October 31,             to October 31,
                                                  2005            2004              2005
                                              ------------    ------------    ----------------
Operating Activities
Net loss                                      $ (8,766,271)   $ (2,856,429)   $    (18,766,236)
Adjustments to reconcile net
  loss to net cash used operating activites

  Stock option compensation expenses             1,072,056              --           1,383,672
  Consulting expenses acquired for shares          791,568         725,860           2,209,568
  Exploration costs acquired for shares            316,685          12,000             542,683
  Recovery of exploration costs                   (736,782)             --            (736,782)
  Equity loss from investment                           --              --              19,713
  Non cash financing expense                     5,686,009       1,211,421           8,110,164
  Write-down of exploration property                    --              --             856,359
  Write-down of licence                                 --              --             106,507
  Income tax expense (recovery)                      5,700              --             (33,685)
  Minority interest                               (345,819)             --            (441,305)
Changes in Non-cash Working Capital
  Accounts Recievable                               31,253        (166,941)           (156,357)
  Accounts Payable                                 296,521         299,322           2,840,900
                                              ------------    ------------    ----------------
                                                (1,649,080)       (774,767)         (4,064,799)
                                              ------------    ------------    ----------------
Investing Activity
  Earth Energy Licence                                  --              --            (106,508)
  Propertyacquisitions                          (1,723,964)     (1,092,280)         (5,176,953)
  Investment in Energy 51 Inc.                          --         (75,818)           (310,291)
                                              ------------    ------------    ----------------
                                                (1,723,964)     (1,168,098)         (5,593,752)
                                              ------------    ------------    ----------------
Financing Activities
  Issuance of shares for cash                    1,919,403          40,000           4,327,796
  Convertible debentures                         5,065,280       1,597,036           8,589,403
  Common stock returned to treasury                     --              --             (15,212)
  Advances from related parties                    (11,627)        (38,526)            653,062
  Future income taxes                             (111,720)             --              70,259
  Non-controling minority interest               3,833,709              --           4,377,419
                                              ------------    ------------    ----------------
                                                10,695,045       1,598,510          18,002,727
                                              ------------    ------------    ----------------
Inflow (Outflow) of Cash                         7,322,001        (344,355)          8,344,176
Cash, Beginning of period                        1,022,175         348,636                  --
                                              ------------    ------------    ----------------
Cash, End of Period                           $  8,344,176    $      4,281    $      8,344,176
                                              ============    ============    ================
Non-Cash Financing Activitites
  Common stock deemed to be issued
    for resource properties                   $         --    $     19,000    $      3,336,998
                                              ============    ============    ================
  Warrants granted on purchase of
    resource properties                       $         --    $         --    $         50,000
                                              ============    ============    ================
  Common stock issued for services            $  1,772,204    $    737,860    $      3,303,871
                                              ============    ============    ================
  Common stock issued for debt                $  1,663,200    $  1,943,186    $      5,432,099
                                              ============    ============    ================

                 See Notes to Consolidated Financial Statements

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Six Months Ended October 31, 2005
                      (Unaudited - Prepared by Management)

1.    BASIS OF PRESENTATION

      These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's April 30, 2005 Form 10KSB.

      In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position at October 31, 2005 and April 30, 2005 and the results of operations and the statement of cash flows for the three and six months ended October 31, 2005. The results of operations for the six months ended October 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

      These consolidated financial statements include the accounts of the Company, formerly called Uranium Power Corporation, and the following:

            - its wholly owned subsidiary, Anhydride Petroleum (USA), Inc. ("Anhydride USA") and Anhydride USA's wholly owned subsidiary Anhydride Petroleum (Canada) Inc. ("Anhydride Canada"), both acquired April 30, 2002, until October 31, 2005 when Anhydride Canada was sold to a third party for nominal cash proceeds. As a result of the disposal of Anhydride Canada the Company recorded a $736,782 recovery of exploration expenses pertaining to accounts payable of Anhydride Canada;

            - Oilsands Quest Inc. ("OQI") in which the Company holds a 54.55% interest (note 4(d));

            - Western Petrochemicals Corp. ("Western Petrochemicals") in which the Company holds a 97.53% interest (note 4(c)); and

            - Township Petroleum Corporation ("Township"), which the Company holds a 100% interest.

      All intercompany transactions have been eliminated.

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Six Months Ended October 31, 2005
                      (Unaudited - Prepared by Management)

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

4.    PROPERTIES

                           Hocking Lake and
                             Henday Lake       Pasquia Hills,      Firebag, Sask.       Eagles Nest,
                              Properties      Oil Shale Project   Tar Sands Project   Tar Sands Project
                             (note 4(a))         (note 4(c))         (note 4(d))         (note 4(e))        Total
                           ----------------   -----------------   -----------------   -----------------   ----------
Balance April 30, 2004     $              1   $         118,455   $              --   $              --   $  118,456
Acquisition of property                  --           3,294,237           2,360,771                  --    5,655,008
                           ----------------   -----------------   -----------------   -----------------   ----------
Balance April 30, 2005                    1           3,412,692           2,360,771                  --    5,773,464
Acquisition of property                  --              50,171             819,174             854,619    1,723,964
                           ----------------   -----------------   -----------------   -----------------   ----------
Balance October 31, 2005   $              1   $       3,462,863   $       3,179,945   $         854,619   $7,497,428
                           ================   =================   =================   =================   ==========

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Six Months Ended October 31, 2005
                      (Unaudited - Prepared by Management)

4.    PROPERTIES (continued)

      (a)   Hocking Lake Property and Henday Lake Property

      By agreement dated April 13, 1998, the Company acquired all the assets of Athabasca Uranium Syndicate (a British Columbia, Canada syndicate) which consisted of cash and the Hocking Lake Property and Henday Lake Property. These properties were acquired in 1997 by the syndicate for $59,459 being the sellers' historical cost as the sellers were the controlling stockholders.

      Consideration given to the members of the syndicate was 6,000,000 common stock of the Company at a par value of $0.001 each. The cost of the assets acquired totalled $97,834.

      The Henday Lake Property was transferred to Uranium Holdings Corporation in December 2000 (note 4(b)). As of April 30, 2002 all claims related to the Hocking Lake Property had lapsed.

      (b)   Uranium Holdings Corporation

      Pursuant to a letter of intent dated December 1, 2000 with one of its stockholders, the Company transferred all its rights to the Henday Lake Property to a newly formed company, Uranium Holdings Corporation ("UHC"), a Nevada Corporation, in exchange for $131,183 to be spent on the Henday Lake Property and 20% of the equity of UHC.

      The Company will continue to hold a 20% interest in the claims transferred to UHC regardless of the equity issued subsequent to the incorporation of UHC. The Company shall have a carried interest in the claims until such time as a total of $163,334 has been expended on the property. Subsequent to such expenditure, the Company shall retain the right to participate on the same basis as the investors in future expenditure programs on a pro-rata basis. Should the Company not provide the requested funds within 30 days of written demand, the Company's 20% interest shall be reduced in such manner as may reasonably be negotiated between the parties. As of April 30, 2005, $496,619 (2004 - $475,584) had been spent on the property.
      During the year ended April 30, 2005, the Company expended $4,207 (2004 - $59,525) to maintain its 20% interest in the claims. Subsequent to April 30, 2005 the Company has not been called to expend any money to maintain its interest.

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Six Months Ended October 31, 2005
                      (Unaudited - Prepared by Management)

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

      (d)   Firebag, Sask., Tar Sands Project

      During the year ended April 30, 2005 the Company acquired a 49% interest in the Firebag, Saskatchewan prospect that covers approximately 2,000 square miles in northwestern Saskatchewan along the Alberta border. The prospective lands host Fort McMurray and Wabiskaw Palo channel zones containing Athabasca Oil Sands. This interest was acquired for $769,125 in cash, 50,000 common shares with a deemed value of $19,000 and a 2.5% gross overriding royalty.

      The Company had another agreement to purchase the remaining 51% interest through the indirect purchase of 100% of the issued and outstanding shares of American Oilsands Company Inc., a private Alberta, Canada, company, for $1,202,131 plus 2 million common shares and $0.11 per barrel in royalties. Included in property costs for the year ended April 30, 2005 is non-refundable payment of $437,962 that the Company made towards this purchase and $640,000 related to the issuance of the 2 million common shares by the Company.

      The 49% interest in the Firebag Saskatchewan prospect is held by the Company's subsidiary OQI. The Company, acquired OQI on September 24, 2004 and held all 100 of the issued and outstanding shares. In order to finance the purchase OQI borrowed $849,545 ($1 million CDN) from the Company by way of a convertible note. This convertible note is due September 29, 2008, bears interest at 3% and is convertible into common shares of OQI at $1.06 ($1.30 CND) per share.

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Six Months Ended October 31, 2005
                      (Unaudited - Prepared by Management)

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

      - OQI issued 315,000 common shares, pursuant to which income tax deductions pertaining to exploration equal to the proceeds are claimable by the investors ("Flow-through Common Shares"), for proceeds of $500,556 and 5,875 warrants to finders in relation to the sale of these shares whereby each warrant may be converted into one common share at $1.70 ($2.00 CND) until June 30, 2006; and

      - OQI issued 15,000 common shares and 37,500 Flow-through Common Shares for cash proceeds of $78,659. OQI also issued 375 warrants to finders in relation to the sale of these shares whereby each warrant may be converted into one common share at $1.36 ($1.60 CND) until October 1, 2006 and 625 warrants to finders in relation to the sale of these shares whereby each warrant may be converted into one common share at $1.70 ($2.00 CND) until October 1, 2006.

      OQI also issued $934,500 ($1,100,000 CDN) 3% unsecured convertible debentures which mature as to $254,864 ($300,000 CDN) on February 28, 2008, $84,955 ($100,000 CDN) on April 1, 2008 and $594,682 ($700,000 CDN)
      on April 15, 2008. The notes are convertible into common shares of OQI at a rate of $1.06 ($1.25 CDN) for one year following their issuance and then at $1.36 ($1.60 CND) per share until maturity. In conjunction with this offering OQI also issued 343,750 warrants to purchase that same number of common shares at a price of $1.36 ($1.60 CND) until the earlier of i) the Company being listed for trading on a recognized stock exchange or ii) the maturity date.

      In conjunction with the above noted convertible debentures and warrant issuances the Company incurred $404,812 in non-cash financing expense.

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Six Months Ended October 31, 2005
                      (Unaudited - Prepared by Management)

4.    PROPERTIES (continued)

      (d)   Firebag, Sask., Tar Sands Project (continued)

      OQI issued 300,000 options to acquire that same number of shares at $0.42 ($0.50 CND) until November 12, 2009, subject to a vesting period of one year. During the six months ended October 31, 2005 100,000 of these options expired and were cancelled and 100,000 new options were issued at $2.55 ($3.00 CND) exercisable until August 15, 2010, subject to a vesting period of one year. Included in consulting expense is stock option compensation expense of $58,539 related to these options.

      From the proceeds of the share issuances and convertible debentures OQI made non-refundable property payments of $406,629 towards the purchase of the remaining 51% of the project leaving a commitment to pay $357,540 as at April 30, 2005.

      OQI reached agreement with its President and Chief Financial Officer whereby, subject to certain conditions, they each have agreed to provide their services to OQI in return for $71,362 ($84,000 CND) per year until certain business targets are met and thereafter at $148,670 ($175,000 CND) per year. These conditions were met during the six months ended October 31, 2005. These agreements also contain termination clauses whereby OQI has agreed to pay the officers, subject to certain conditions, an amount of up to one and one-half times their annual pay should they be terminated for reasons other than cause.

      The Company has the right of first offer on future financings.

      As at April 30, 2005 the Company held 7,000,000 common shares, representing 64.89% of the issued and outstanding shares of OQI. The non-controlling shareholders 35.11% interest in OQI represented $448,224 of its net assets.

      During the six months ended October 31, 2005, OQI completed the purchase of the remaining 51% interest in the property by paying $357,540. OQI now has a 100% interest in the property, subject to the above noted royalties.

      During the six months ended October 31, 2005, OQI issued 1,524,875 Flow-through Common Shares and 767,628 units under a private placement for gross proceeds of $3,490,464. Each unit consisted of one common share and warrant entitling the holder to acquire one common share at $1.70 ($2.00
      CND). These warrants expire as to 717,628 warrants on May 31, 2007 and 50,000 warrants on June 15, 2007. In conjunction with this financing OQI also issued agents warrants whereby the agent may acquire up to 146,475 common shares and 14,000 common shares both at $1.49 ($1.75 CND) until May 31, 2008 and June 15, 2008 respectively and 146,475 common shares and 14,000 common shares both at $1.70 ($2.00 CND) until May 31, 2008 and June 15, 2008 respectively. The Company has recorded a non-cash financing

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Six Months Ended October 31, 2005
                      (Unaudited - Prepared by Management)

4.    PROPERTIES (continued)

      (d)   Firebag, Sask., Tar Sands Project (continued)

      expense of $124,001 relating to these warrants.

      Also during the six months ended October 31, 2005, the Company agreed to convert the non-refundable payment of $437,962 that the Company made towards the purchase of the 51% interest in the property into 297,688 common shares and a warrant to acquire up to an additional 647,688 common shares at $1.70 ($2.00 CND) until June 13, 2007. As at October 31, 2005 the Company held 7,297,688 common shares, representing 54.55% of the issued and outstanding shares of OQI. The non-controlling shareholders 45.45% interest in OQI represented $3,936,114 of its net assets.

      Subsequent to October 31, 2005 the Company converted its convertible note in OQI into 788,769 common shares increasing its holding in OQI to 8,086,457 common shares representing 57.49% of the issued and outstanding shares of OQI.

      Also subsequent to October 31, 2005 the Company entered into a financing agreement with OQI whereby it may purchase up to $12,743,182 ($15 million
      CND) units prior to January 31, 2006. Each unit is to be priced at $5.10 ($6 CND) and will consist of one common share on one share purchase warrant. Every two share purchase warrants will entitle the Company to purchase an additional common share at $8.50 ($10 CND) for a period ending nine months from the closing date. Pursuant to this agreement the Company has committed to financing OQI as to a minimum of $2,123,864 ($2.5 million
      CND) on or before January 31, 2006 through the purchase of these units or by way of exercising existing securities.

      (e)   Eagles Nest, Tar Sands Project

      The Company entered into an agreement with three third parties (collectively the Triple 7 Joint Venture) to post, acquire, develop and produce oil sands deposits located in the Athabasca Region of Alberta, Canada (the Triple 7 Joint Venture Agreement) whereby in consideration for the expertise and industry experience provided by Triple 7 Joint Venture the Company has agreed to pay the Triple 7 Joint Venture $127,432 ($150,000 CDN) payable in common shares for any leases acquired pursuant to a specific Alberta Crown sale of leases. The Company has also agreed to pay the Triple 7 Joint Venture partners, as ongoing fees, $127,432 ($150,000 CDN) in cash or common shares (at the discretion of the Company) on the first and second anniversary dates of the Agreement. Shares issued under the agreement are subject to "piggyback" registration rights. On the third anniversary date of the agreement the Company shall pay to the Triple 7 Joint Venture $382,295 ($450,000 CDN) per parcel of acquired leases

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Six Months Ended October 31, 2005
                      (Unaudited - Prepared by Management)

4.    PROPERTIES (continued)

      (e)   Eagles Nest, Tar Sands Project, (continued)

      that have not been  surrendered,  or for which no  commercial  project has been identified. In the event that the Company receives a feasibility study, conducted by an independent third party, that indicates that a commercial project on one or more of the leases is economic and wishes to construct a commercial project, the Company is required to notify the Triple 7 Joint Venture. Upon commencement of construction of such a commercial project the Company shall pay to the Triple 7 Joint Venture the sum of $5,097,272 ($6,000,000 CDN). In addition to such payments the Company has granted each of the Triple 7 Joint Venture partners a royalty in the acquired leases of $0.03 Canadian on each barrel of crude bitumen produced, saved and sold from the Acquired Leases, or $382,295 ($450,000
      CDN) per year, whichever is greater. Such royalty is governed by the royalty procedure, which stipulates, among other things, that the royalty will be secured by a lien, first charge or security interest on the royalty lands, and that the royalty is assignable or transferable subject to a right of first offer to Township.

      On August 24, 2005 the Company through its wholly owned subsidiary, Township, acquired one lease pursuant to the Triple 7 Joint Venture at a cost of $727,187. This prospect will be known as the Eagles Nest Project. To finance the acquisition of the project the Company issued convertible notes pursuant to which it also granted royalties of $0.0073 Canadian on each barrel of crude bitumen produced, saved and sold from the project. The Company then bought back $0.0015 Canadian of the royalties for 200,000 common shares at a deemed cost $80,000 which has been recorded as an exploration expense.

5.    COMMON STOCK

      (a)   Authorized common shares

      During the six months ended October 31, 2005 the authorized number of common shares was increased to 250,000,000 from 100,000,000.

      (b)   Treasury stock

      During the year ended April 30, 2000 the Company purchased 23,000 shares of its common stock from the original owners who had acquired the shares prior to April 30, 2000 in a private placement. The common stock was purchased for the same amount as the proceeds from original issue.

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Six Months Ended October 31, 2005
                      (Unaudited - Prepared by Management)

5.    COMMON STOCK (continued)

      (c)   Shares issued for services

      During the six months ended October 31, 2005 the Company issued 2,000,000 common shares pursuant to a consulting agreement, at a deemed cost of $860,000, whereby the shares are earned evenly over a twelve-month period ending April 2006. The deemed value of the contracted services not yet earned has been reflected in prepaid expenses. Also included in consulting expenses is 410,000 common shares issued to consultants for services at a deemed cost of $139,300 and 555,670 common shares issued to finders of the convertible note financing at a deemed cost of $222,268.

      (d)   Settlement with Anhydride Canada Creditors

      During the year ended April 30, 2004, in an attempt to settle outstanding liabilities of Anhydride Canada, the Company made an offer to creditors to settle outstanding debts for shares of the Company at a deemed price of $0.10 per share for every $0.15 CDN of debt held. The Company has received acceptances from creditors totalling $336,037 ($416,484 CDN) that represents 2,776,560 common shares. During the year ended April 30, 2004 the Company issued 287,638 shares pursuant to these agreements and during the year ended April 30, 2005 it issued an additional 493,493 shares. During the six months ended October 31, 2005 the Company issued 33,529 common shares for deemed proceeds of $3,353 that have been recorded as an exploration expense

      (e)   Anhydride Petroleum Limited Partnership

      Pursuant to an agreement between the Company and Anhydride Petroleum Limited Partnership (the "Limited Partnership"), the Company agreed to acquire the interests of the Limited Partnership in a property, which the Company had an interest in but was written off as of April 30, 2003, for 3,220,000 common shares of the Company. During the year ended April 30, 2005, 886,666 of these shares were issued and charged to exploration at $0.10 per share. The balances of the shares were issued during the six months ended October 31, 2005 and $233,333 was charged to exploration expense.

      (f)   Debt Settlement

      During the six months ended October 31, 2005 the Company settled $366,000 of debt owed by Western Petrochemicals through the issuance of 850,000 common shares.

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Six Months Ended October 31, 2005
                      (Unaudited - Prepared by Management)

6.    STOCK OPTIONS

      As at October 31, 2005 the Company had the following options outstanding, to purchase that same number of common shares:

      Stock option                                   Number of
           Plan       Expiry Date   Exercise price    Options
      -------------   -----------   --------------   ---------
        SOP 2000      21-Aug-06     $         0.27     350,000
        SOP 2002      01-Nov-06     $         0.36     225,000
        SOP 2005(a)   01-Nov-06     $         0.36   1,600,000
        SOP 2005(b)   20-Oct-07     $         1.50     400,000
        SOP 2005(b)   20-Oct-08     $         1.50     300,000
                                                     ---------
                                                     2,875,000
                                                     =========


      During the six months ended October 31, 2005 the Company had the following activity pursuant to its stock option plans:

            o Under SOP 2000 plan 500,000 options at $0.27 were exercised on a cashless basis whereby the Company issued 376,146 common shares in satisfaction of the exercise;

            o Under SOP 2002 plan 225,000 options with an exercise price of $0.25 per share expired and 225,000 options with an exercise price of $0.36 and an expiry date of November 1, 2006 were issued.

            o Under the SOP 2003c plan the remaining 100,000 options at $0.30 were exercised on a cashless basis whereby the Company issued 76,924 common shares in satisfaction of the exercise;

            o The Company also issued 1,600,000 options under the SOP 2005(a) plan with an exercise price of $0.36 until November 1, 2006.

            o On October 20, 2005, the Company adopted the 2005(b) Stock Option Plan, whereby 1,500,000 shares of common stock may be optioned. The 2005(b) Plan has not been adopted or ratified by the shareholders of the Company. Incentive options may be granted at any price for a period of up to ten years. During the six months ended October 31, 2005 the Company granted consultants 400,000 options at $1.50 per share until October 20, 2007 and 300,000 options at $1.50 per share until October 20, 2008.

            o Pursuant to the stock option plans there remain 800,000 options under the SOP 2005(b) plan available to be issued.

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Six Months Ended October 31, 2005
                      (Unaudited - Prepared by Management)

6.    STOCK OPTIONS, (continued)

      The  Company  has   recorded  in   consulting   expenses  a  stock  option
      compensation expense of $1,013,517 relating to the issuance of these options.

      Subsequent to October 31, 2005 100,000 options at $0.27 were exercised under SOP 2000 on a cashless basis whereby the Company issued 86,830 common shares in satisfaction of the exercise.

7.    WARRANTS

      The Company had the following warrants outstanding, to purchase that same number of common shares, at October 31, 2005:

                                     Number of
      Expiry Date   Exercise price    Warrants
      -----------   --------------   ----------

      03-Nov-05     $         0.35          555
      30-Apr-06     $         0.35      325,572
      14-Sep-06     $         0.34    2,380,000
      14-Sep-06     $         0.35    1,586,508
      19-Sep-06     $         1.30    2,370,206
      09-Jun-07     $         0.45      500,000
      09-Jun-07     $         0.55    1,467,250
      09-Jun-07     $         1.50    2,500,000
      19-Sep-07     $         0.55    1,817,967
                                     ----------
                                     12,948,058
                                     ==========


      During the six months ended October 31, 2005 the Company had the following transactions involving its warrants:

            - The 2,380,000 warrents with an expiry date of September 14, 2005 were extended to September 14, 2006. The Company has recorded a non-cash financing expense of $4,257,975.

            - A total of 1,791,072 warrants with a November 3, 2005 expiry date were exercised, of which 451,855 of the warrants were exercised for cash proceeds of $158,149 and 1,339,217 warrants were exercised pursuant to cashless exercise provisions, whereby the Company issued 841,454 common shares;

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Six Months Ended October 31, 2005
                      (Unaudited - Prepared by Management)

7.    WARRANTS (continued)

            - The Company issued, as an inducement for early exercising of the warrants with expiry dates of November 3, 2005 and September 14, 2006, 1,945,750 warrants to purchase that same number of common shares at $0.35 until April 30, 2006. After the issuance 1,620,178 of these warrants were exercised for cash proceeds of $567,062;

            - A total of 5,061,455 warrants with a September 14, 2006 expiry date were exercised of which 512,300 of the warrants were exercised for cash proceeds of $179,305 and 4,549,155 warrants were exercised pursuant to cashless exercise provisions, whereby the Company issued 2,813,960 common shares;

            - In conjunction with the June 9, 2005 convertible note the Company issued 500,000 warrants to purchase that same number of common shares at $0.45 until June 9, 2007, 5,000,000 warrants to purchase that same number of common shares at $0.55 per share until June 9, 2007 and 2,500,000 warrants to purchase that same number of common shares at $1.50 until June 9, 2007. Of the 5,000,000 warrants to purchase that same number of common shares at $0.55 per share until June 9, 2007 1,845,250 were exercised for cash proceeds of $1,014,888 and
                  1,687,500 were exercised pursuant to cashless exercise provisions, whereby the Company issued 1,611,542 common shares;

            - Finally in conjunction with the financing of the Eagles Nest Project the Company issued 2,370,206 warrants to purchase that same number of common shares until September 19, 2006 at $1.30 per share and 1,817,967 warrants to purchase that same number of common shares until September 19, 2006 at $0.55 per share.

      Subsequent to October 31, 2005 the Company had the following transactions involving its warrants:

            - The 555 warrants with an expiry date of November 3, 2005 expired unexercised;

            - A total of 325,572 warrants with a April 30, 2006 expiry date were exercised for cash proceeds of $113,950;

            - A total of 362,500 warrants at $0.45 with a June 9, 2007 expiry date were exercised for cash proceeds of $163,125; and

            - A total of 779,750 warrants at $0.55 with a June 9, 2007 expiry date were exercised for cash proceeds of $428,862 and 687,500 warrants were exercised pursuant to cashless exercise provisions, whereby the Company issued 461,309 common shares;.

            - A total of 300,000 warrants at $1.50 with a June 9, 2007 expiry date were exercised for cash proceeds of $450,000;

            - In conjunction with the cashless exercise of warrants during the six months ended October 31,2005 the Company has agreed to pay a finders fee of 210,678 common shares.

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Six Months Ended October 31, 2005
                      (Unaudited - Prepared by Management)

8.    RELATED PARTY TRANSACTIONS

      The following non-arm's length transactions occurred with parties who are directors, officers and stockholders of the Company.

      (a) As of October 31, 2005, $58,062 was owed to October Sun and included in due to related parties. This balance is without interest or stated terms of repayment. During the year ended April 30, 2005 October Sun converted a $400,000 note into 1,600,000 common shares and 1,600,000 warrants to purchase that same number of common shares at $0.34 per share until September 14, 2005. During the six months ended October 31, 2005 the Company agreed to extend the expiry date of these warrants to September 14, 2006 and recorded a non cash financing expense of $1,419,840.

      (b) United Corporate Advisors ("UCA") is related to the Company by way of common directors. During the six months ended October 31, 2005 UCA was paid consulting fees of $46,462 and no amount remains owing. During the year ended April 30, 2005 UCA converted a $195,000 note into 780,000 common shares and 780,000 warrants to purchase that same number of common shares at $0.34 per share until September 30, 2005. During the six months ended October 31, 2005 the Company agreed to extend the expiry date of these warrants to September 14, 2006 and recorded a non cash financing expense of $692,172.

      (c) The Company paid a Director a consulting fee of $14,000 during the six months ended October 31, 2005.

9.    ACCOUNTS PAYABLE

      Accounts payable as at October 31, 2005 includes  $111,407 (April 30, 2005
      - $130,555) in advances from third parties.

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Six Months Ended October 31, 2005
                      (Unaudited - Prepared by Management)

10.   EARTH ENERGY LICENCE AGREEMENT

      On August 12, 2003, the Company became party to an exclusive license agreement for Canada, Central and South America with Earth Energy Resources Ltd. ("Earth Energy") and West Peak Ventures of Canada Ltd. ("West Peak") for the use of Earth Energy's proprietary catalytic process. The process includes a proprietary Catalyst in conjunction with processing equipment to separate hydrocarbons from sand, shale or oil. Under the terms of the underlying license agreement with Earth Energy, the Company was to have paid $375,799, subject to certain conditions, of which it paid $106,508. The Company was also to pay a royalty of 5% and had the right to purchase catalyst and processing equipment from Earth Energy Resources Ltd. for cost plus 25%. In conjunction with this agreement the Company also had a three-year option, on the same terms, on a Central and South American license agreement with the exception that the license fee is a one-time payment of $500,000 US.

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

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Six Months Ended October 31, 2005
                      (Unaudited - Prepared by Management)

12.   CONVERTIBLE DEBENTURES

      On June 9, 2005 the Company issued 7% convertible notes for an aggregate principal amount of $2,000,000. The Company has agreed to make monthly payments equal to one-twelfth of the initial principal amount of the note plus any other amounts due, including interest. The monthly payments for the first three months may be deferred until the fourth month and are payable in either shares, subject to an effective registration statement, or cash. Should the Company elect to make the monthly payment in cash then it must pay 130% of the principal plus 100% of any other amounts due, including interest. If the Company elects to have the monthly payment paid in shares then the note holders may convert at anytime thereafter into common shares of the Company at the lesser of i) $0.60, ii) 135% of the average of the five lowest closing bid prices of the Company's common stock for the ten trading days preceding the effective date of a registration statement registering the underlying shares and warrants for resale and iii) 70% of the average of the five lowest closing bid prices of the Company's common stock for the ten trading days preceding the date of conversion. Should the Company fail to make a timely election to pay in cash or shares or to actually make the cash payment then the holders of the notes may determine whether they want to be paid in cash or shares on the terms noted above. Pursuant to this offering the Company issued 500,000, warrants to purchase that same number of common shares at $0.45 until June 9, 2007, 5,000,000 warrants to purchase that same number of common shares at $0.55 per share until June 9, 2007 and 2,500,000 warrants to purchase that same number of common shares at $1.50 until June 9, 2007. In conjunction with this offering the Company has paid $200,000 in finders fees and has agreed to pay a finders fee of 10% from any of the 5,000,000 warrants to purchase that same number of common shares at $0.55 per share until June 9, 2007 that are exercised. In conjunction with these convertible notes and warrants the Company has recorded a non-cash financing expense of $1,722,950. The balance outstanding pursuant to these convertible notes as at October 31, 2005 is $755,434 as a result of the conversion of $1,297,199 of principal and interest into 2,776,712 common shares. Subsequent to October 31, 2005, $280,418 of principal and interest was converted into 467,363 common shares.

      During the year ended April 30, 2005 OQI also issued $934,500  ($1,100,000
      CDN) 3% unsecured convertible debentures which mature as to $254,864 ($300,000 CDN) on February 28, 2008, $84,955 ($100,000 CDN) on April 1,
      2008 and  $594,682  ($700,000  CDN) on  April  15,  2008.  The  notes  are convertible into common shares of OQI at a rate of $0.1.06 ($1.25 CDN) for one year following their issuance and then at $1.36 ($1.60 CND) per share until maturity. In conjunction with this offering OQI also issued 343,750 warrants to purchase that same number of common shares at a price of $1.36 ($1.60 CND) until the earlier of i) the Company being listed for trading on a recognized stock exchange or ii) the maturity date. The balance outstanding pursuant to these convertible debentures is $950,748.

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Six Months Ended October 31, 2005
                      (Unaudited - Prepared by Management)

12.   CONVERTIBLE DEBENTURES, continued

      To finance the acquisition of the Eagles Nest Prospect the Company entered into a private placement of its securities whereby the Company issued 8% Convertible Notes (the "Notes") with stock purchase warrants for aggregate principal amount of $5,200,000 (the "Original Offering"), all pursuant to a Subscription Agreement (the "Subscription Agreement") with the purchasers. Under the terms of the Original Offering, the Notes are convertible to shares of the Company's common stock (the "Common Stock") at $0.40 per share of Common Stock. However, pursuant to the subscription agreement, amounts not expended on successful bids, associated costs and first year rentals are to be refunded on a pro-rata basis. The refunded amount totals $4,472,813, as only $727,187 was used in connection with the acquisition of the Eagles Nest Parcel and related costs. Under the terms of the Original Offering, the purchasers will also receive bonus shares equal to 10% of the refunded amount allocable to the respective purchasers, which bonus shares will be issued at the rate of $0.40 per share. Also, purchasers will receive warrants based on one warrant per $0.40 invested by a purchaser, after the refunded amount has been distributed to the purchaser. The warrants are exercisable for two years from the issue date at an exercise price of $0.55 per share.

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

      Of the total $5,200,000 raised in the Original Offering, $727,187 convertible notes were issued under the Original Offering along with 1,817,967 warrants to purchase that same number of common shares at $0.55 until September 19, 2007, $2,339,602 was refunded along with 584,878 common shares at a deemed cost of $233,951 which has been recorded as a non-cash financing expense, $2,133,186 convertible notes were issued pursuant to the amended terms along with 2,370,206 warrants to purchase that same number of common shares at $1.30 until September 19, 2006 and 555,670 common shares were issued as finders fees at a deemed cost of $222,268 which were included in consulting expenses. In conjunction with these convertible notes and warrants the Company has recorded a non-cash financing expense of $1,493,096.

      The subscription agreements relating to the Original Offering and Amended offering contains certain registration rights for the shares of common stock issuable upon conversion of the notes, the exercise of the underlying warrants, bonus shares issued and finders fee shares issued. To date he Company has not filed its registration statement and as such a 2% penalty has been accrued as at October 31, 2005.

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Six Months Ended October 31, 2005
                      (Unaudited - Prepared by Management)

13.   INVESTMENT IN ENERGY 51 INC.

      On April 7, 2004, the Company entered into an equity participation and farmout agreement with Energy 51 Inc. ("Energy 51"). Pursuant to this agreement the Company purchased 750,000 common shares of Energy 51 for $152,800. Energy 51 is a privately held Alberta company engaged in the exploration and development of oil and gas primarily in Alberta. The agreement granted the Company the right to purchase a further 750,000 common shares for $157,491 to bring its interest in Energy 51 to 25% which the Company exercised during the year ended April 30, 2005. Subsequent to April 30, 2005, Energy 51 completed a share financing in which it raised $17,850,000 CND and the Company's interest in Energy 51 was reduced to 2%.

      As part of this agreement the Company must be offered the right to participate on all prospects generated by Energy 51 until April 1, 2006. During the year ended April 30, 2005 the Company agreed to participate in the Sylvan Lake and Barrhead oil and gas prospects and included in exploration is $53,428 and $78,428 respectively, in related exploration costs. During the six months ended October 31, 2005 the Company has incurred exploration costs related to Sylvan Lake in the amount of $359,120 and $28,993 related to Barrhead.

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

      The Company has entered into a joint venture agreement (the "Sulfoxy Joint Venture") whereby it has agreed to fund research and development relating to the improvement of bitumen recovery from surface mineable oil sands ore and in-situ recovery of bitumen and heavy oils by oxidation and sulfonation of asphaltens as to $174,343 ($205,220 CND) to obtain a 60% interest. Upon earning a 60% interest in the joint venture the Company may elect to purchase an additional 15% joint venture interest for $1,274,318 ($1,500,000 CND). During the six months ended October 31, 2005 the Company has incurred $79,273 in costs to the Sulfoxy Joint Venture and these have been included in exploration costs.

                          CANWEST PETROLEUM CORPORATION
                         (An Exploration Stage Company)
            Notes to Consolidated Financial Statements (U.S. Dollars)
                    For the Six Months Ended October 31, 2005
                      (Unaudited - Prepared by Management)

15.   Future Income Taxes

      The following summarizes the temporary differences that give rise to the future income tax liability:

            Book Value of property in excess of tax value   $ 216,997
            Non-capital loss carry-forwards tax benefit       (72,530)
            Share issue costs tax benefit                    (107,893)
                                                            ---------
                                                            $  36,574
                                                            =========


16.   Subsequent Events

      Subsequent to October 31, 2005 the Company completed a private placement of 15,068,000 units at $1.50 per unit whereby each unit consisted of one common share and one share purchase warrant. Each two warrants will entitle the holder to purchase an additional common share of the Company at $2.00 until december 12, 2007. The Company has agreed to pay finders up to 6% in cash plus warrants equal to 6% of the warrants issued on similar terms as the issued warrants. In conjunction with this financing the Company has also granted the investors and finders certain registration rights whereby the Company has undertaken to file a resale registration statement covering the shares and shares underlying the warrants within sixty days of closing, otherwise it shall pay a 2% penalty for each month and part of month that it is late in doing so. In addition, the Company must respond to any queries to that resale registration statement within two weeks of receipt or else be subject to an additional penalty as to 2% for each two weeks thereafter. The penalties shall be payable in either shares at a deemed price of $1.50 USD or cash at the unit holders election. Any penalty shares will also be qualified for resale by the same SB2 registration statement.

      Also subsequent to October 31, 2005 the Company issued agreed to issue 3.2 million common shares, with piggyback registration rights, to financial advisors of the Company at a deemed cost of $5,376,000 whereby in consideration for services rendered under their respective consulting agreements, the shares will be earned evenly over the six months ended May 2006. The contracts with the financial advisors may be canceled on thirty days notice.

      In a private transaction, the Company purchased 571,428 common shares of OQI and 571,428 share purchase warrants to purchase that same number of OQI common shares at $1.70 ($2.00 CND) until May 31, 2007 for $4,854,540 ($5,714,280 CND) plus 1,500,000 share purchase warrants which entitle the holder to purchase an additional common share of the Company at $2.00 until December 12, 2007.

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

All payments to be made in the future have been expressed in U.S. dollars using an exchange rate of $1 U.S. = $1.1771 Cdn.

Plan of Operations

The Company is in the exploration stage and does not currently have any income from operating activities. The Company expect to use all of its existing working capital on exploration activities. Management intends to raise additional capital through the issuance of equity and or debt to finance operations and invest in other business opportunities, however, no assurance can be given that the Company will be successful in its exploration activities, in raising additional capital or that other business opportunities will be found.

During the six months ended October 31, 2005 the Company's subsidiary OQI completed the purchase of the remaining 51% interest in the Firebag Tar Sands Project by paying $357,540. OQI now has a 100% interest in the property, subject to certain royalties, whereby it may explore and develop oil sands deposits in an area comprising approximately 850,000 acres in the Province of Saskatchewan.

To finance the acquisition of the Firebag Tar Sands Project and to provide funding for an exploration program OQI issued 1,524,875 Flow-through Common Shares and 767,628 units under a private placement for gross proceeds of $3,490,464. Each unit consisted of one common share and warrant entitling the holder to acquire one common share at $1.70 ($2.00 CND). These warrants expire as to 717,628 warrants on May 31, 2007 and 50,000 warrants on June 15, 2007. In conjunction with this financing OQI also issued agents warrants whereby the agent may acquire up to 146,475 common shares and 14,000 common shares both at $1.49 ($1.75 CND) until May 31, 2008 and June 15, 2008 respectively and 146,475 common shares and 14,000 common shares both at $1.70 ($2.00 CND) until May 31, 2008 and June 15, 2008 respectively. The Company has recorded a non-cash financing expense of $124,001 relating to these warrants.

Also during the six months ended October 31, 2005, the Company agreed to convert the non-refundable payment of $437,962 that the Company made (through OQI) towards the purchase of the 51% interest in the property into 297,688 common shares and a warrant to acquire up to an additional 647,688 common shares at $1.70 ($2.00 CND) until June 13, 2007. As at October 31, 2005 the Company held 7,297,688 common shares, representing 54.55% of the issued and outstanding shares of OQI. The non-controlling shareholders 45.45% interest in OQI represented $3,936,114 of its net assets.

The focus of OQI during the six months ended October 31, 2005 has been on completing the acquistion of the Firebag East Prospect, securing funding and preparing for an estimated $3,200,000 drill program that is expected to begin shortly.

Subsequent to October 31, 2005 the Company converted its convertible note in OQI into 788,769 common shares increasing its holding in OQI to 8,086,457 common shares representing 57.49% of the issued and outstanding shares of OQI.

Also subsequent to October 31, 2005 the Company entered into a financing agreement with OQI whereby it may purchase up to $12,743,182 ($15 million CND) units prior to January 31, 2006. Each unit is to be priced at $5.10 ($6 CND) and will consist of one common share on one share purchase warrant. Every two share purchase warrants will entitle the Company to purchase an additional common share at $8.50 ($10 CND) for a period ending nine months from the closing date. Pursuant to this agreement the Company has committed to financing OQI as to a minimum of $2,123,864 ($2.5 million CND) on or before January 31, 2006 through the purchase of these units or by way of exercising existing securities. The proceeds from this financing will be used by OQI to fund a spring drill program.

The Company entered into an agreement with three third parties (collectively the Triple 7 Joint Venture) to post, acquire, develop and produce oil sands deposits located in the Athabasca Region of Alberta, Canada (the Triple 7 Joint Venture Agreement) whereby in consideration for the expertise and industry experience provided by Triple 7 Joint Venture the Company has agreed to pay the Triple 7 Joint Venture $127,432 ($150,000 CDN) payable in common shares for any leases acquired pursuant to a specific Alberta Crown sale of leases. The Company has also agreed to pay the Triple 7 Joint Venture partners, as ongoing fees, $127,432 ($150,000 CDN) in cash or common shares (at the discretion of the Company) on the first and second anniversary dates of the Agreement. Shares issued under the agreement are subject to "piggyback" registration rights. On the third anniversary date of the agreement the Company shall pay to the Triple 7 Joint Venture $382,295 ($450,000 CDN) per parcel of acquired leases that have not been surrendered, or for which no commercial project has been identified. In the event that the Company receives a feasibility study, conducted by an independent third party, that indicates that a commercial project on one or more of the leases is economic and wishes to construct a commercial project, they are required to notify the Triple 7 Joint Venture. Upon commencement of construction of such a commercial project the Company shall pay to the Triple 7 Joint Venture the sum of $5,097,272 ($6,000,000 CDN). In addition to such payments the Company has granted each of the Triple 7 Joint Venture partners a royalty in the acquired leases of $0.03 Canadian on each barrel of crude bitumen produced, saved and sold from the Acquired Leases, or $382,295 ($450,000 CDN) per year, whichever is greater. Such royalty is governed by the royalty procedure, which stipulates, among other things, that the royalty will be secured by a lien, first charge or security interest on the royalty lands, and that the royalty is assignable or transferable subject to a right of first offer to Township.

On August 24, 2005 the Company through its wholly owned subsidiary, Township, acquired one lease pursuant to the Triple 7 Joint Venture at a cost of $727,187. This prospect will be known as the Eagles Nest Project. To finance the acquisition of the project the Company issued convertible notes pursuant to which it also granted royalties of $0.0073 Canadian on each barrel of crude bitumen produced, saved and sold from the project. The Company then bought back $0.0015 Canadian of the royalties for 200,000 common shares at a deemed cost $80,000 which has been recorded as an exploration expense.

The Company expects to do a winter drill program on the Eagles Nest Prospect which is estimated to cost around $2,000,000 and has incurred $91,371 in related costs to October 31, 2005.

To finance the acquisition of the Eagles Nest Prospect the Company entered into a private placement of its securities whereby the Company issued 8% Convertible Notes (the "Notes") with stock purchase warrants for aggregate principal amount of $5,200,000 (the "Original Offering"), all pursuant to a Subscription Agreement (the "Subscription Agreement") with the purchasers. Under the terms of the Original Offering, the Notes are convertible to shares of the Company's common stock (the "Common Stock") at $0.40 per share of Common Stock. However, pursuant to the subscription agreement, amounts not expended on successful bids, associated costs and first year rentals are to be refunded on a pro-rata basis. The refunded amount totals $4,472,813, as only $727,187 was used in connection with the acquisition of the Eagles Nest Parcel and related costs. Under the terms of the Original Offering, the purchasers will also receive bonus shares equal to 10% of the refunded amount allocable to the respective purchasers, which bonus shares will be issued at the rate of $0.40 per share. Also, purchasers will receive warrants based on one warrant per $0.40 invested by a purchaser, after the refunded amount has been distributed to the purchaser. The warrants are exercisable for two years from the issue date at an exercise price of $0.55 per share.

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

Of the total $5,200,000 raised in the Original Offering, $727,187 convertible notes were issued under the Original Offering along with 1,817,967 warrants to purchase that same number of common shares at $0.55 until September 19, 2007, $2,339,602 was refunded along with 584,878 common shares at a deemed cost of $233,951 which has been recorded as a non-cash financing expense, $2,133,186 convertible notes were issued pursuant to the amended terms along with 2,370,206 warrants to purchase that same number of common shares at $1.30 until September 19, 2006 and 555,670 common shares were issued as finders fees at a deemed cost of $222,268 which were included in consulting expenses. In conjunction with the issuance of these convertible notes and warrants the Company has recorded a non-cash financing expense of $1,493,096.

The subscription agreements relating to the Original Offering and Amended offering contains certain registration rights for the shares of common stock issuable upon conversion of the notes, the exercise of the underlying warrants, bonus shares issued and finders fee shares issued. To date the Company has not filed its registration statement and as such a 2% penalty has been accrued.

During the six months ended October 31, 2005 the Company continued to evaluate its Pasquia Hill Oil Shale Prospect and has spent $71,838 on a small drill program related to the prospect.

Also during the six months ended October 31, 2005 the company was focused on raising funding for general working capital purposes and issued 7% convertible notes for an aggregate principal amount of $2,000,000. The Company has agreed to make monthly payments equal to one-twelfth of the initial principal amount of the note plus any other amounts due, including interest. The monthly payments for the first three months may be deferred until the fourth month and are payable in either shares, subject to an effective registration statement, or cash. Should the Company elect to make the monthly payment in cash then it must pay 130% of the principal plus 100% of any other amounts due, including interest. If the Company elects to have the monthly payment paid in shares then the note holders may convert at anytime thereafter into common shares of the Company at the lesser of i) $0.60, ii) 135% of the average of the five lowest closing bid prices of the Company's common stock for the ten trading days preceding the effective date of a registration statement registering the underlying shares and warrants for resale and iii) 70% of the average of the five lowest closing bid prices of the Company's common stock for the ten trading days preceding the date of conversion. Should the Company fail to make a timely election to pay in cash or shares or to actually make the cash payment then the holders of the notes may determine whether they want to be paid in cash or shares on the terms noted above. Pursuant to this offering the Company issued 500,000, warrants to purchase that same number of common shares at $0.45 until June 9, 2007, 5,000,000 warrants to purchase that same number of common shares at $0.55 per share until June 9, 2007 and 2,500,000 warrants to purchase that same number of common shares at $1.50 until June 9, 2007. In conjunction with this offering the Company has paid $200,000 in finders fees and has agreed to pay a finders fee of 10% from any of the 5,000,000 warrants to purchase that same number of common shares at $0.55 per share until June 9, 2007 that are exercised. In conjunction with these convertible notes and warrants the Company has recorded a non-cash financing expense of $1,722,950. The balance outstanding pursuant to these convertible notes as at October 31, 2005 is $755,434 as a result of the conversion of $1,297,199 of principle and interest into 2,776,712 common shares. Subsequent to October 31, 2005, a further $50,000 of principle and interest was converted into 83,333 common shares.

During the six months ended October 31, 2005 Energy 51, a privately held oil and gas exploration and development company, in which the Company held a 25% interest completed an equity financing whereby it raised $14,182,000 and the Company's interest was reduced to around 2%.

As part of the Company's investment in Energy 51 must be offered the right to participate on all prospects generated by Energy 51 until April 2006. The Company has elected to participate in the Sylvan Lake and Barrhead oil and gas prospects and included in exploration costs is $259,120 and $28,993, respectively, in related exploration costs. To date the results of the exploration efforts on both prospects is unknown. The Company intends to review prospects of merit as they come along and to invest in them provided that financing is available.

Changes in Financial Condition

During the six months ended October 31, 2005 the primary focus of the Company was on completing the purchase of the Firebag Tar Sands Prospect, obtaining funding for exploration programs and accessing and acquiring other possible investment opportunities within the Athabasca Tar Sands region which resulted in the Eagles Nest prospect. During the six months ended October 31, 2004 the primary focus of the Company was on the exploration of its Pasquia Hills, Oil Shale prospect, completing agreements to purchase the Firebag Sask., Tar Sands prospect and finding funding for the Company.

As a result of the above noted financing the Company incurred non-cash financing expenses of $3,573,997(2004 - $1,211,421) for the six months ended October 31, 2005. The Company also agreed during the six months ended October 31, 2005 to extend the expiry date of 2,380,000 warrants for one year to September 14, 2006 and as a result recorded an non-cash financing expense of $2,112,012 (2004 - $nil).

Consulting expenses for the six months ended October 31, 2005 of $1,315,767 (2004 - $973,845) included stock option compensation expenses of $1,072,056 (2004 - $0) related to the issuance of options to employees and consultants. Consulting fees also included fees related to successful financing attempts that were paid in stock and cash and totaled $580,456 (2004 - $0). The Company paid its directors $60,262 (2004 - $138,000). OQI had consulting expenses of $206,583 that did not occur during the six months ended October 31, 2004.

Exploration costs for the six months ended October 31, 2005 were $1,073,033 (2004 - $200,875) and included payments related to the Sylvan Lake and Barrhead oil and gas prospects as to $359,120 and $28,993, respectively. Included in exploration costs is $79,272 in conjunction with its interest in the Sulfoxy Joint Venture, $91,371 in costs associated with the Eagles Nest prospect, $71,838 in costs associated with the Pasquia Hills Oil Shale prospect and $97,668 in costs incurred by OQI related to the Firebag Tar Sands prospect. Also in included in exploration is $233,333 related to property acquired from the Anhydride Limited Partnership which was subsequently written off. The Company's exploration costs during the three months ended July 31, 2004 were related to the exploration of its Pasquia Hills Oil Shale Project.

Advertising and promotion costs during the six months ended October 31, 2005 of $625,257 were up significantly from the six months ended October 31, 2004 where they were $115,940 as a result of the engagement of consulting firm whereby they agreed to be paid in common shares of the Company. Pursuant to this agreement the Company issued 2,000,000 common shares and booked an advertising and promotion expense of $430,000 for the six months ended October 31, 2005. As the agreement calls for the services to be provided over the one year life of the agreement the Company had a prepaid expense of $430,000 as at October 31, 2005.

Professional fees for the three months ended July 31, 2005 of $187,899 (2004 - $149,435) continues to be major expense of the Company as it inures costs related to business evaluation and financing issues.

As the Company is now significantly more active and is maintaining two separate offices, one in Calgary and one in Vancouver, its office costs for the six months ended October 31, 2005 of $157,399 (2004 - $97,853) have increased substantially when compared to the six months ended October 31, 2004. Likewise its rent costs for the six months ended October 31, 2005 of $29,582 (2004 - $12,570) have increased as a result of maintaining the two offices.

Interest and bank charges of $157,399 (2004 - $97,853) for the six months ended October 31, 2005 are higher as a result of the timing when various convertible notes and interest were issued. Also during the six months ended October 31, 2005 the Company had a significant cash balance on hand as it was awaiting approvals for its fall exploration program which resulted in interest income of $50,739 (2004 - $nil).

During the six months ended October 31, 2005 the Company sold its interest in its subsidiary Anhydride Petroleum (Canada) Inc. for nominal proceeds which resulted in the Company recording a $736,782 recovery of exploration expenses pertaining to accounts payable of the subsidiary.

In total the Company experienced a net loss of $8,766,271 or $0.14 per share for the six months ended October 31, 2005, compared to a net loss of $2,856,429 or $0.12 per share for the six months ended October 31, 2004. The Company expects to continue to incur operating losses and will continue to be dependent on additional equity or debt sales and or property joint ventures to fund its activities in the future.

We have no revenues, and our operating results, profitability and future rate of growth depend solely on our ability to successfully implement our business plan and our ability to raise further funding, as well as OQI's ability to raise funding for its projects. We currently have approximately $8,000,000 in cash on hand which we plan to utilize for current and or upcoming exploration programs and general working capital purposes. It is expected that the Company will continue to need further funding and we plan to fund future operations by way of joint venture agreements and or other forms of financing, including the public offering or private placement of equity or debt securities. However, we cannot assure you that joint venture partners, debt or equity financing will be available to us on acceptable terms to meet these requirements. The Company has no revenues.

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

Item 2. Changes in Securities; Recent Sales of Unregistered Securities

No equity securities were sold by the Company during the period covered by this report that are not registered under the Securities Act and have not otherwise been reported by the Company.

Item 4. Submission of Matters to a Vote of Security Holders

On September 19, 2005 the Company held an annual meeting of its shareholders.

The first item on which the shareholders voted was the re-election of Thornton Donaldson and William Timmins, both of whom were re-elected. The votes were cast as follows:

------------------------------------------------------
Name                     Shares FOR    Shares WITHHELD
------------------------------------------------------
Thornton J. Donaldson    34,579,423            137,767
------------------------------------------------------
William G. Timmins       34,601,923            115,267
------------------------------------------------------

The second item on which the shareholders voted was approval of an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 to 250,000,000 shares. The votes were cast as follows:

------------------------------------------------------------
Shares FOR              Shares AGAINST               ABSTAIN
------------------------------------------------------------
33,489,341                     697,724                     0
------------------------------------------------------------

Item 6. Exhibits

      (a) Exhibits

      3.1(a) Articles of  Incorporation,  as amended  (1),  (2)
         (b) Articles of Amendment dated September 22, 2005. Filed herewith.

      3.2    Bylaws.(2)

      10.1 Subscription Agreement between the Company and purchasers, dated August 15, 2005. Filed herewith.

      10.2   Amendment  to  Subscription   Agreement  between  the  Company  and
             purchasers, dated August 31, 2005. Filed herewith.

      10.3   Form of 8% Secured Convertible Promissory Note. Filed herewith.

      10.4 Joint Venture Agreement dated August 9, 2005 between the Company and Triple 7 Energy, Inc., West Peak Ventures of Canada Ltd., Dr. Michael Ranger and Township.(3)

      31.1 Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

------------
(1)   Incorporated by reference from Form 8-K, filed November 29, 2004.

(2)   Incorporated by reference from Form 10-SB, filed October 14, 1999.

(3) Incorporated by reference from Form 8-K, filed August 10, 2005, and Form 8-K/A No. 1 and No. 2, both filed August 11, 2005.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CANWEST PETROLEUM CORPORATION

Date:  December 13, 2005            By: /s/ Thornton J. Donaldson
                                       -----------------------------------------
                                       Thornton J. Donaldson, President,
                                       Chief Executive Officer, Chief Financial
                                       Officer and Director