Form 10QSB
period 2006-01-31
CANWEST PETROLEUM CORP
filed 2006-03-22
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Issuer's telephone number)

________ ___________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The number of shares outstanding of the issuer's classes of common equity, as of March 16, 2006, was 105,680,871 shares of Common Stock.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

CANWEST PETROLEUM CORPORAITON
Index

PART I. FINANCIAL INFORMATION
Page

Item 1. Financial Statements of CanWest Petroleum Corporation	1

Consolidated Balance Sheets (U.S. Dollars) as at January 31, 2006
(UNAUDITED) and April 30, 2005	2

Consolidated Statements of Operations (U.S. Dollars)
for the nine months ended January 31, 2006
and 2005 (UNAUDITED)	3

Consolidated Statements of Stockholders' Equity (Deficiency) (U.S. Dollars)
for the nine months ended January 31, 2006 (UNAUDITED)
and the year ended April 30, 2005	4

Consolidated Statements of Cash Flows for the nine months
ended January 31, 2006 and 2005 (UNAUDITED)	5

Notes to Consolidated Financial Statements for the nine months ended January 31, 2006 (UNAUDITED)	6

Item 2. Management's Discussion and Analysis of Financial Conditions and Plans of Operations	27

Item 3. Controls and Procedures	32

PART II. OTHER INFORMATION	33

Item 1. Legal Proceedings	33
Item 2. Changes in Securities; Recent Sales of Unregistered Securities	33

Item 5. Other Information	33
Item 6. Exhibits	37

Signatures	37

 CANWEST PETROLEUM CORPORATION
(Formerly Uranium Power Corporation)
(An Exploration Stage Company)
Consolidated Financial Statements
For The Nine Months Ended January 31, 2006
(Unaudited - Prepared by Management)
(U.S. Dollars)

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets (U.S. Dollars)

	January 31,	April 30,
	2006	2005
ASSETS	(UNAUDITED)	(AUDITED)
Current
Cash	$23,998,763	$1,022,175
Accounts Receivable	244,251	20,327
Exploration Advances and Deposits	17,248	167,283
Share subscription recievable	300,000	-
Prepaid expenses	4,268,333	-
	28,828,595	1,209,785
Properties (note 4)	15,614,256	5,773,464
Earth Energy License Agreement (note 10)	1	1
Investment in Energy 51 Inc. (note 12)	310,291	310,291
Investment in Uranium Holdings Corporation (note 4b)	815	815
	$44,753,958	$7,294,356
LIABILITIES
Current
Accounts Payable (note 9)	$2,841,077	$2,029,734
Convertible Debentures (note 4(d) and 11)	4,238,109	876,073
Due to Related Parties (note 8)	58,062	69,689
	7,137,248	2,975,496
Future Income taxes (Note 14)	1,050,091	142,594
Non-controlling shareholder interest (Note 4(d))	4,744,388	448,224
	12,931,727	3,566,314
Commitments and contingencies (notes 2, 4, 5, 6, 7, 8, 9, 11, 13 14, and 15)

STOCKHOLDERS' EQUITY
Capital Stock
Authorized
250,000,000 Common stock with a par value of $0.001 each (note 5)
10,000,000 Preferred stock with a par value of $0.001 each
Issued
105,680,781 Common stock (note 5)
58,408,661 Common stock	105,681	58,409
Treasury Stock	(23)	(23)
Additional Paid-in Capital	60,868,444	13,835,455
Deficit Accumulated During Exploration Stage	(29,725,272)	(9,999,965)
Other Comprehensive Income (Loss)	573,401	(165,834)
	31,822,231	3,728,042
	$44,753,958	$7,294,356

See Notes to Consolidated Financial Statements

CANWEST PETROLEUM CORPORATION
(Formerly Uranium Power Corporation)
(An Exploration Stage Company)
Consolidated Statements of Operations (U.S. Dollars)
(Unaudited - Prepared by Management)

	Three Months Ended January 31,		Nine Months Ended January 31,		From inception on April 3, 1998 through January 31,
	2006	2005	2006	2005	2006

Expenditures
Non-cash financing expenses	$408,899	$382,081	$6,094,908	$1,593,502	$8,519,063
Consulting	6,270,764	367,984	8,237,411	1,341,829	10,547,767
Exploration costs	3,813,360	159,359	4,885,393	360,234	6,710,354
Advertising and Promotion	992,518	70,264	1,617,775	186,204	2,491,705
Professional Fees	217,978	50,534	405,877	199,969	1,127,782
Interest and Bank Charges	303,748	26,663	461,147	124,516	629,766
Office	126,570	24,571	203,223	45,073	309,940
Transfer Agent Fees	27,020	14,134	82,210	38,017	161,469
Travel	37,330	8,180	74,572	22,285	225,706
Rent	29,015	7,184	58,597	19,754	134,516
Management Fee	-	18,000	-	54,000	414,602
Equity loss from investment	-	-	-	-	19,713
Incorporation cost written off	-	-	-	-	700
Write down of licence	-	-	-	-	106,507
Write-off of Exploration Property	-	-	-	-	856,359
	12,227,202	1,128,954	22,121,113	3,985,383	32,255,949
Other items
Recovery of exploration costs	-	-	(736,782)	-	(736,782)
Interest Income	(59,096)	-	(109,835)	-	(109,835)
Loss before income tax expense (recovery) and minority interest	12,168,106	1,128,954	21,274,496	3,985,383	31,409,332
Income tax expense (recovery)	(38,351)	(21,411)	(32,651)	(21,411)	(72,036)
Loss before minority interest	12,129,755	1,107,543	21,241,845	3,963,972	31,337,296
Minority interest	(1,170,719)	(47,197)	(1,516,538)	(47,197)	(1,612,024)
Net Loss for period	$10,959,036	$1,060,346	$19,725,307	$3,916,775	$29,725,272
	$(0.12)	$(0.03)	$(0.27)	$(0.14)
Weighted Average Number of Shares Outstanding	91,394,612	34,768,630	73,629,373	27,450,214

See Notes to Consolidated Financial Statements

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity (Deficiency) (U.S. Dollars)
For the Nine Months Ended January 31, 2006 (unaudited) and Year Ended April 30, 2005

							Deficit
							Accumulated	Total
					Additional	Other	During the	Stockholders
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Exploration	Equity
	Shares	par Value	Shares	Par Value	Capital	income (loss)	Stage	(Deficiency)

Balance. April 30, 2004	20,784,838	$20,785	(23,000)	$(23)	$2,955,768	$(112,564)	$(4,890,892)	$(2,026,926)
Common stock issued for:
Settlement of debt	16,607,161	16,607	-	-	3,752,292	-	-	3,768,899
Cash	3,801,972	3,802	-	-	998,555	-	-	1,002,357
Services	4,436,566	4,437	-	-	1,245,290	-	-	1,249,727
Property	12,778,124	12,778	-	-	2,855,441	-	-	2,868,219
Stock option compensation expense	-	-	-	-	68,552	-	-	68,552
Beneficial conversion feature of
convertible debentures	-	-	-	-	1,959,557	-	-	1,959,557
Other comprehensive (loss)	-	-	-	-	-	(53,270)	-	(53,270)
Net loss	-	-	-	-	-	-	(5,109,073)	(5,109,073)
Balance. April 30, 2005	58,408,661	58,409	(23,000)	(23)	13,835,455	(165,834)	(9,999,965)	3,728,042
Common stock issued for:
Settlement of debt	4,845,224	4,846	-	-	2,389,462	-	-	2,394,308
Cash	21,734,155	21,733	-	-	26,286,545	-	-	26,308,278
Cashless exercise of warrants and options	9,865,638	9,866	-	-	(9,866)	-	-	-
Property	114,015	114	-	-	125,157	-	-	125,271
Services	10,128,210	10,713	-	-	8,351,721	-	-	8,362,434
Stock option compensation expense	584,878	-	-	-	3,795,062	-	-	3,795,062
Beneficial conversion feature of
convertible debentures and warrants	-	-	-	-	6,094,908	-	-	6,094,908
Other comprehensive income
Exchange gain on translation	-	-	-	-	-	739,235	-	739,235
Net loss	-	-	-	-	-	-	(19,725,307)	(19,725,307)
Balance. January 31, 2006	105,680,781	$105,681	(23,000)	$(23)	$60,868,444	$573,401	$(29,725,272)	$31,822,231

See Notes to Consolidated Financial Statements

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (U.S. Dollars)
(Unaudited - Prepared by Management)

	For the Nine Months Ended January 31,		From inception on April 3, 1998 to January 31,
	2006	2005	2006
Operating Activities
Net loss	$(19,725,307)	$(3,916,775)	$(29,725,272)
Adjustments to reconcile net loss to net cash used operating activites
Stock option compensation expenses	3,795,062	28,395	4,106,678
Consulting expenses acquired for shares	3,777,416	969,060	5,195,416
Exploration costs acquired for shares	316,685	88,667	542,683
Recovery of exploration costs	(736,782)	-	(736,782)
Equity loss from investment	-	-	19,713
Non cash financing expense	6,094,908	1,593,502	8,519,063
Write-down of exploration property	-	-	856,359
Write-down of licence	-	-	106,507
Income tax expense (recovery)	(32,651)	(21,411)	(72,036)
Minority interest	(1,516,538)	(47,197)	(1,612,024)
Changes in Non-cash Working Capital
Accounts Recievable	(373,889)	(252,004)	(561,499)
Accounts Payable	1,914,125	430,164	4,458,504
	(6,486,971)	(1,127,599)	(8,902,690)
Investing Activity
Earth Energy Licence	-	-	(106,508)
Property acquisitions	(9,715,521)	(1,385,766)	(13,168,510)
Investment in Energy 51 Inc.	-	(157,491)	(310,291)
	(9,715,521)	(1,543,257)	(13,585,309)
Financing Activities
Issuance of shares for cash	26,308,278	484,444	28,716,671
Convertible debentures	5,390,344	1,622,816	8,914,467
Common stock returned to treasury	-	-	(15,212)
Advances from related parties	(11,627)	4,978	653,062
Future income taxes	940,148	189,046	1,122,127
Non-controling minority interest	5,812,702	476,050	6,356,412
	38,439,845	2,777,334	45,747,527
Effect of exchange rate changes on cash	739,235	-	739,235

Inflow (Outflow) of Cash	22,976,588	106,478	23,998,763
Cash, Beginning of period	1,022,175	348,636	-
Cash, End of Period	$23,998,763	$455,114	$23,998,763
Non-Cash Financing Activitites
Common stock deemed to be issued for resource properties	$125,271	$19,000	$3,462,269
Warrants granted on purchase of resource properties	$-	$-	$50,000
Common stock issued for services	$8,362,434	$1,057,727	$9,894,101
Common stock issued for debt	$2,394,308	$2,322,698	$6,163,207

See Notes to Consolidated Financial Statements

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Nine Months Ended January 31, 2006
(Unaudited - Prepared by Management)

1.	BASIS OF PRESENTATION

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company’s April 30, 2005 Form 10KSB.

In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position at January 31, 2006 and April 30, 2005 and the results of operations for the three and nine months ended January 31, 2006 and the statement of cash flows for the three and nine months ended January 31, 2006. The results of operations for the nine months ended January 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

-	Oilsands Quest Inc. (“OQI”) in which the Company holds a 66.8% interest (note 4(d));
-	Western Petrochemicals Corp. (“Western Petrochemicals”) in which the Company holds a 97.53% interest (note 4(c)); and
-	Township Petroleum Corporation (“Township”), which the Company holds a 100% interest.

All intercompany transactions have been eliminated.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For Nine Months Ended January 31, 2006
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

4.	PROPERTIES

	Hocking Lake and Henday Lake Properties	Pasquia Hills,Oil Shale Project	Firebag, Sask Tar Sands Project	Eagles Nest, Tar Sands Project
	(note 4(a))	(note 4(c))	(note 4(d))	(note 4(e))	Total

Balance April 30, 2004	$1	$118,455	$-	$-	$118,456
Acquisition of property	-	3,294,237	2,360,771	-	5,655,008
Balance April 30, 2005	1	3,412,692	2,360,771	-	5,773,464
Acquisition of property	-	66,782	8,921,551	852,459	9,840,792
Balance January 31, 2006	$1	$3,479,474	$11,282,322	$852,459	$15,614,256

 CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For Nine Months Ended January 31, 2006
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
For Nine Months Ended January 31, 2006
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

On April 21, 2005 the Company issued 10,728,124 common shares for a 97.53% interest in Western Petrochemicals Corp., which holds the permits to the Pasquia Hills, Oil Shale Project. At the time the shares were issued Western Petrochemicals liabilities exceeded its assets by $926,200 and this along with $2,209,219 for the common shares issued has been recorded as Pasquia Hills property acquisition costs. The Company has agreed to acquire all of the remaining shares held by the non-controlling shareholders through the issuance of 271,876 common shares, these shares have not yet been issued.

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

The 49% interest in the Firebag Saskatchewan prospect is held by the Company’s subsidiary OQI. The Company, acquired OQI on September 24, 2004 and held all 100 of the issued and outstanding shares. In order to finance the purchase OQI borrowed $849,545 ($1 million CDN) from the Company by way of a convertible note. This convertible note is due September 29,

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Nine Months Ended January 31, 2006
(Unaudited - Prepared by Management)

4.	PROPERTIES (continued)

(d)	Firebag, Sask., Tar Sands Project (continued)

2008, bears interest at 3%. During the nine months ended January 31, 2006 the principal and interest were converted into 788,769 common shares of OQI.

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

- OQI issued 315,000 common shares, pursuant to which income tax deductions pertaining to exploration equal to the proceeds are claimable by the investors (“Flow-through Common Shares”), for proceeds of $500,556 and 5,875 warrants to finders in relation to the sale of these shares whereby each warrant may be converted into one common share at $1.70 ($2.00 CND) until June 30, 2006; and

- OQI issued 15,000 common shares and 37,500 Flow-through Common Shares for cash proceeds of $78,659. OQI also issued 375 warrants to finders in relation to the sale of these shares whereby each warrant may be converted into one common share at $1.36 ($1.60 CND) until October 1, 2006 and 625 warrants to finders in relation to the sale of these shares whereby each warrant may be converted into one common share at $1.70 ($2.00 CND) until October 1, 2006.

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
For the Nine Months Ended January 31, 2006
(Unaudited - Prepared by Management)

4.	PROPERTIES (continued)

(d)	Firebag, Sask., Tar Sands Project (continued)

OQI issued 300,000 options to acquire that same number of shares at $0.42 ($0.50 CND) until November 12, 2009, subject to a vesting period of one year. During the nine months ended January 31, 2006 100,000 of these options expired and were cancelled and 100,000 new options were issued at $2.55 ($3.00 CND) exercisable until August 15, 2010, subject to a vesting period of one year. Included in consulting expense is stock option compensation expense of $58,539 related to these options.

From the proceeds of the share issuances and convertible debentures OQI made non-refundable property payments of $406,629 towards the purchase of the remaining 51% of the project leaving a commitment to pay $357,540 as at April 30, 2005.

OQI reached agreement with its President and Chief Financial Officer whereby, subject to certain conditions, they each have agreed to provide their services to OQI in return for $71,362 ($84,000 CND) per year until certain business targets are met and thereafter at $148,670 ($175,000 CND) per year. These conditions were met during the nine months ended January 31, 2006. These agreements also contain termination clauses whereby OQI has agreed to pay the officers, subject to certain conditions, an amount of up to one and one-half times their annual pay should they be terminated for reasons other than cause.

The Company has the right of first offer on future financings.

As at April 30, 2005 the Company held 7,000,000 common shares, representing 64.89% of the issued and outstanding shares of OQI. The non-controlling shareholders 35.11% interest in OQI represented $448,224 of its net assets.

During the nine months ended January 31, 2006, OQI completed the purchase of the remaining 51% interest in the property by paying $357,540. OQI now has a 100% interest in the property, subject to the above noted royalties.

During the nine months ended January 31, 2006, OQI issued 1,524,875 Flow-through Common Shares and 767,628 units under a private placement for gross proceeds of $3,490,464. Each unit consisted of one common share and warrant entitling the holder to acquire one common share at $1.70 ($2.00 CND). These warrants expire as to 717,628 warrants on May 31, 2007 and 50,000 warrants on June 15, 2007. In conjunction with this financing OQI also issued agents warrants whereby the agent may acquire up to 146,475 common shares and 14,000 common shares both at $1.49 ($1.75 CND) until May 31, 2008 and June 15, 2008 respectively and 146,475 common shares and 14,000 common shares both at $1.70 ($2.00 CND) until May 31, 2008 and June 15, 2008 respectively. The Company has recorded a non-cash financing.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Nine Months Ended January 31, 2006
(Unaudited - Prepared by Management)

4.	PROPERTIES (continued)

(d)	Firebag, Sask., Tar Sands Project (continued)

expense of $125,605 relating to these warrants. During January 2006 OQI issued 320,950 common shares on the exercise of certain of these agents warrants.

Also during the nine months ended January 31, 2006, the Company agreed to convert the non-refundable payment of $437,962 that the Company made towards the purchase of the 51% interest in the property into 297,688 common shares and a warrant to acquire up to an additional 647,688 common shares at $1.70 ($2.00 CND) until June 13, 2007. The Company also entered into a financing agreement with OQI whereby it purchased 2,500,000 units for $13,732,047, of which $4,607,468 has been allocated to property costs. Each unit consisted of one common share on one share purchase warrant. Every two share purchase warrants will entitle the Company to purchase an additional common share at $8.50 ($10 CND) until October 31, 2006. The Company also purchased 571,428 units from a third party for $4,932,482, of which $4,069,297 has been allocated to property costs. Each unit consisted of one common share of OQI and a warrant to purchase an additional share. The Company exercised these warrants at a cost of $992,063 and was issued an additional 571,428 common shares.

During January 2006 OQI issued 400,000 options to its directors to acquire that number of common shares at $5.23 ($6 CND) for five years. In conjunction with this issuance of options the Company has recorded a $234,393 stock option compensation benefit.

As at January 31, 2006 the Company held 11,729,313 common shares, representing 66.8% of the issued and outstanding shares of OQI. The non-controlling shareholders 33.2% interest in OQI represented $4,744,388 of its net assets.

Subsequent to January 31, 2006 OQI issued 328,969 common shares on the conversion of $400,000 CND of its convertible debt.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Nine Months Ended January 31, 2006
(Unaudited - Prepared by Management)

4.	PROPERTIES (continued)

(e)	Eagles Nest, Tar Sands Project, (continued)

The Company entered into an agreement with three third parties (collectively the Triple 7 Joint Venture) to post, acquire, develop and produce oil sands deposits located in the Athabasca Region of Alberta, Canada (the Triple 7 Joint Venture Agreement) whereby in consideration for the expertise and industry experience provided by Triple 7 Joint Venture the Company has agreed to pay the Triple 7 Joint Venture $127,432 ($150,000 CDN) payable in common shares for any leases acquired pursuant to a specific Alberta Crown sale of leases, paid during the nine months ended January 31, 2006. The Company has also agreed to pay the Triple 7 Joint Venture partners, as ongoing fees, $127,432 ($150,000 CDN) in cash or common shares (at the discretion of the Company) on the first and second anniversary dates of the Agreement. Shares issued under the agreement are subject to "piggyback" registration rights. On the third anniversary date of the agreement the Company shall pay to the Triple 7 Joint Venture $382,295 ($450,000 CDN) per parcel of acquired leases that have not been surrendered, or for which no commercial project has been identified. In the event that the Company receives a feasibility study, conducted by an independent third party, that indicates that a commercial project on one or more of the leases is economic and wishes to construct a commercial project, the Company is required to notify the Triple 7 Joint Venture. Upon commencement of construction of such a commercial project the Company shall pay to the Triple 7 Joint Venture the sum of $5,097,272 ($6,000,000 CDN). In addition to such payments the Company has granted each of the Triple 7 Joint Venture partners a royalty in the acquired leases of $0.03 Canadian on each barrel of crude bitumen produced, saved and sold from the Acquired Leases, or $382,295 ($450,000 CDN) per year, whichever is greater. Such royalty is governed by the royalty procedure, which stipulates, among other things, that the royalty will be secured by a lien, first charge or security interest on the royalty lands, and that the royalty is assignable or transferable subject to a right of first offer to Township.

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

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Nine Months Ended January 31, 2006
(Unaudited - Prepared by Management)

5.	COMMON STOCK

(a)	Authorized common shares

During the nine months ended January 31, 2006 the authorized number of common shares was increased to 250,000,000 from 100,000,000.

(b)	Treasury stock

During the year ended April 30, 2000 the Company purchased 23,000 shares of its common stock from the original owners who had acquired the shares prior to April 30, 2000 in a private placement. The common stock was purchased for the same amount as the proceeds from original issue.

(c)	Shares issued for services

During the nine months ended January 31, 2006 the Company issued 2,000,000 common shares pursuant to a consulting agreement, at a deemed cost of $860,000, whereby the shares are earned evenly over a twelve-month period ending April 2006. The Company also issued 5,200,000 common shares pursuant to consulting agreements, at a deemed cost of $6,940,000, whereby the shares are earned evenly over a six month period ending May 2006. The deemed value of the contracted services not yet earned has been reflected in prepaid expenses. Also included in consulting expenses is 1,595,000 common shares issued to consultants for services at a deemed cost of $561,715 and 555,670 common shares issued to finders of the convertible note financing at a deemed cost of $222,268.

(d)	Settlement with Anhydride Canada Creditors

During the year ended April 30, 2004, in an attempt to settle outstanding liabilities of Anhydride Canada, the Company made an offer to creditors to settle outstanding debts for shares of the Company at a deemed price of $0.10 per share for every $0.15 CDN of debt held. The Company has received acceptances from creditors totalling $336,037 ($416,484 CDN) that represents 2,776,560 common shares. During the year ended April 30, 2004 the Company issued 287,638 shares pursuant to these agreements and during the year ended April 30, 2005 it issued an additional 493,493 shares. During the nine months ended January 31, 2006 the Company issued 33,529 common shares pursuant to these agreements.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Nine Months Ended January 31, 2006
(Unaudited - Prepared by Management)

5.	COMMON STOCK (continued)

(e)	Anhydride Petroleum Limited Partnership

Pursuant to an agreement between the Company and Anhydride Petroleum Limited Partnership (the “Limited Partnership”), the Company agreed to acquire the interests of the Limited Partnership in a property, which the Company had an interest in but was written off as of April 30, 2003, for 3,220,000 common shares of the Company. During the year ended April 30, 2005, 886,666 of these shares were issued and charged to exploration at $0.10 per share. The balances of the shares were issued during the nine months ended January 31, 2006 and $233,333 was charged to exploration expense.

(f)	Debt Settlement

During the nine months ended January 31, 2006 the Company settled $366,000 of debt owed by Western Petrochemicals through the issuance of 850,000 common shares.

(g)	Private Placement

During the nine months ended January 31, 2006 the Company completed a private placement of 15,068,000 units at $1.50 per unit whereby each unit consisted of one common share and one share purchase warrant. Each two warrants will entitle the holder to purchase an additional common share of the Company at $2.00 until December 12, 2007. Pursuant to this placement the Company paid finders $528,870 cash, which is included in consulting expenses, plus 260,580 warrants and as yet have not but may issue an additional 92,000 warrants. The warrants issued to the finders are on similar terms as the issued warrants. The Company has recorded a non-cash financing expense of $407,294 related to the issuance of the warrants under this private placement. In conjunction with this financing the Company has also granted the investors and finders certain registration rights whereby the Company has undertaken to file a resale registration statement covering the shares and shares underlying the warrants within sixty days of closing, otherwise it shall pay a 2% penalty for each month and part of month that it is late in doing so. In addition, the Company must respond to any queries to that resale registration statement within two weeks of receipt or else be subject to an additional penalty as to 2% for each two weeks thereafter. The penalties shall be payable in either shares at a deemed price of $1.50 USD or cash at the unit holders election. Any penalty shares will also be qualified for resale by the same SB2 registration statement. The Company has filed the registration statement, but it is not yet effective; as such $238,247 in penalties has been accrued as of January 31, 2006.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Nine Months Ended January 31, 2006
(Unaudited - Prepared by Management)

6.	STOCK OPTIONS

As at January 31, 2006 the Company had 2,790,000 options outstanding of which 2,120,555 are exercisable, to purchase that same number of common shares as follows:

Stock option Plan		Expiry Date	Exercise price	Number of Options
SOP 2000		21-Aug-06	$0.27	150,000
SOP 2002		1-Nov-06	$0.36	50,000
SOP 2005	(a)	1-Nov-06	$0.36	840,000
SOP 2005	(b)	20-Oct-07	$1.50	400,000
SOP 2006		1-Jan-07	$1.70	350,000
SOP 2006		1-Jan-08	$2.00	400,000
SOP 2006		11-Jan-08	$2.58	600,000
				2,790,000

During the nine months ended January 31, 2006 the Company had the following activity pursuant to its stock option plans:

•
Under SOP 2000 plan 600,000 options at $0.27 were exercised on a cashless basis whereby the Company issued 462,686 common shares in satisfaction of the exercise and the Company granted a consultant a bonus of $27,000 to exercise 100,000 options;

•
Under SOP 2002 plan 225,000 options with an exercise price of $0.25 per share expired and 225,000 options with an exercise price of $0.36 and an expiry date of November 1, 2006 were issued to consultants and 175,000 of these options were exercised by of the Company granting the consultants a bonus of $63,000.

•	Under the SOP 2003c plan the remaining 100,000 options at $0.30 were exercised on a cashless basis whereby the Company issued 76,924 common shares in satisfaction of the exercise;
•
The Company also issued 1,600,000 options under the SOP 2005(a) plan with an exercise price of $0.36 until November 1, 2006 and 760,000 of these options were exercised by of the Company granting the consultants a bonus of $273,600.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Nine Months Ended January 31, 2006
(Unaudited - Prepared by Management)

6.	STOCK OPTIONS (continued)

•
On October 17, 2005, the Company adopted the 2005(b) Stock Option Plan, whereby 2,500,000 shares of common stock may be optioned. The 2005(b) Plan has not been adopted or ratified by the shareholders of the Company. Incentive options may be granted at any price for a period of up to ten years. The Company granted consultants 400,000 options at $1.50 per share until October 20, 2007, 300,000 options at $1.50 per share until October 20, 2008 which were exercised on a cashless basis during the period and 209,456 shares issued and 250,000 options at $2.00 per share until January 3, 2007 which was exercised on a cashless basis during the period and 149,396 shares issued.

•
On January 3, 2006 the Company adopted the 2006 Stock Option Plan, whereby 2,500,000 shares of common stock may be optioned. The 2006 Plan has not been adopted or ratified by the shareholders of the Company. Incentive options may be granted at any price for a period of up to ten years. The Company granted a consultant 400,000 options at $2.00 per share until January 1, 2008, subject to vesting evenly over eighteen months from January 1, 2006, another consultant was granted 350,000 options at $1.70 per share until January 1, 2007, subject to vesting evenly over six months from January 1, 2006 and a director was granted 600,000 options at $2.58 per share until January 1, 2007.

Pursuant to the stock option plans there remained 1,550,000 options under the SOP 2005(b) plan and 1,150,000 under the SOP 2006 plan available to be issued as at January 31,2006. The Company has recorded in consulting expenses a stock option compensation expense of $3,704,538 relating to the issuance of these options.

Subsequent to January 31, 2006 the Company issued 750,000 options to directors under the SOP 2006 as to 250,000 at $4.62 expiring February 8, 2008, 250,000 at $4.57 expiring February 17, 2009 and 250,000 $4.60 expiring March 9, 2008.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Nine Months Ended January 31, 2006
(Unaudited - Prepared by Management)

7.	WARRANTS

The Company had the following warrants outstanding, to purchase that same number of common shares, at January 31, 2006:

		Number of
Expiry Date	Exercise price	Warrants

14-Sep-06	$0.34	2,380,000
19-Sep-06	$1.30	2,370,207
9-Jun-07	$0.45	68,750
19-Sep-07	$0.55	1,817,967
12-Dec-07	$2.00	7,894,580
		14,531,504

    During the nine months ended January 31, 2006 the Company had the following transactions involving its warrants:
-	The 2,380,000 warrents with an expiry date of September 14, 2005 were extended to September 14, 2006.
-
A total of 1,791,072 warrants with a November 3, 2005 expiry date were exercised, of which 451,855 of the warrants were exercised for cash proceeds of $158,149 and 1,339,217 warrants were exercised pursuant to cashless exercise provisions, whereby the Company issued 841,454 common shares. A total of 555 warrants with a November 3, 2005 expiry date expired unexercised;

-
The Company issued, as an inducement for early exercising of the warrants with expiry dates of November 3, 2005 and September 14, 2006, 1,945,750 warrants to purchase that same number of common shares at $0.35 until April 30, 2006. After the issuance all of these warrants were exercised for cash proceeds of $681,013;

-
A total of 5,061,455 warrants with a September 14, 2006 expiry date were exercised of which 512,300 of the warrants were exercised for cash proceeds of $179,305 and 4,549,155 warrants were exercised pursuant to cashless exercise provisions, whereby the Company issued 2,813,960 common shares;

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Nine Months Ended January 31, 2006
(Unaudited - Prepared by Management)

7.	WARRANTS (continued)

-
In conjunction with the June 9, 2005 convertible note the Company issued i) 500,000 warrants to purchase that same number of common shares at $0.45 until June 9, 2007 of which 431,250 were exercised for cash, ii) 5,000,000 warrants to purchase that same number of common shares at $0.55 per share until June 9, 2007 of which 2,625,000 were exercised for cash and the balance done on a cashless exercise basis whereby 2,216,685 common shares were issued and iii) 2,500,000 warrants to purchase that same number of common shares at $1.50 until June 9, 2007 of which 500,000 were exercised for cash and the balance done on a cashless exercise basis whereby 1,620,005 common shares were issued

-
In conjunction with the financing of the Eagles Nest Project the Company issued 2,370,206 warrants to purchase that same number of common shares until September 19, 2006 at $1.30 per share and 1,817,967 warrants to purchase that same number of common shares until September 19, 2007 at $0.55 per share.

-	Finally in conjunction with a private placement the Company issued 7,894,580 warrants to purchase that same number of common shares until December 12, 2007.

Subsequent to January 31, 2006 the Company agreed to issue a consultant a warrant to purchase 200,000 common shares at $4.50 per share until February 6, 2008.

8.	RELATED PARTY TRANSACTIONS

The following non-arm's length transactions occurred with parties who are directors, officers and stockholders of the Company.

(a)
As of January 31, 2006, $58,062 was owed to October Sun and included in due to related parties. This balance is without interest or stated terms of repayment. During the year ended April 30, 2005 October Sun converted a $400,000 note into 1,600,000 common shares and 1,600,000 warrants to purchase that same number of common shares at $0.34 per share until September 14, 2005. During the nine months ended January 31, 2006 the Company agreed to extend the expiry date of these warrants to September 14, 2006 and recorded a non cash financing expense of $1,419,840.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Nine Months Ended January 31, 2006
(Unaudited - Prepared by Management)
8.	RELATED PARTY TRANSACTIONS

(b)
United Corporate Advisors ("UCA") is related to the Company by way of common directors. During the nine months ended January 31, 2006 UCA was paid consulting fees of $136,462 and no amount remains owing. During the year ended April 30, 2005 UCA converted a $195,000 note into 780,000 common shares and 780,000 warrants to purchase that same number of common shares at $0.34 per share until September 30, 2005. During the nine months ended January 31, 2006 the Company agreed to extend the expiry date of these warrants to September 14, 2006 and recorded a non cash financing expense of $692,172.

(c)
The Company paid a Director a consulting fee of $16,663 during the nine months ended January 31, 2006. Also during nine months ended January 31, 2006 the Company agreed to issue this Director on his resignation from the board 50,000 common shares at a deemed cost of $181,000, pay him $30,000 over twelve months and purchase from him, at the then fair market value, any OQI shares that he acquired as a result of being a director of OQI.

(d)	A private company with a director in common received 1,000,000 common shares at a deemed cost of $1,900,000 to provide consulting services to the Company for the six month period ending May 2006.

9.	ACCOUNTS PAYABLE

Accounts payable as at January 31, 2006 includes $127,403 (April 30, 2005 - $130,555) in advances from third parties. Also included in accounts payable is $200,000 in exploration costs related to the Company’s Pasquia Hills prospect and $90,000 in consulting expenses and $80,000 in advertising and promotional costs which the Company has agreed to settle for 925,000 common shares. Also included in accounts payable is $110,513 in finders fees payable in conjunction with the cashless exercise of warrants which the Company has agreed to settle for 89,006 common shares.

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

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Nine Months Ended January 31, 2006
(Unaudited - Prepared by Management)

10.	EARTH ENERGY LICENCE AGREEMENT (continued)

During the year ended April 30, 2005 the above noted licence agreement was cancelled and replaced with a new agreement whereby the Company is to receive a 2.5% of gross revenue and 12.5% of net profits from product sold and income earned (the “Royalty”) from products and processes related to certain patented chemical formulations utilized for applications related to the extraction of oil from surface mines tar sands, oil shale and soil reclamation (the “Catalyst”) in Canada. The Company may also elect to receive a similar Royalty from Central and South America, subject to a payment of $500,000 that may be paid by way of offset and forfeiture of the first $500,000 in Royalties. Earth Energy has the right to name four entities and their affiliates upon which the Company will only receive 50% of the Royalty. The Company also has the right to purchase the Catalyst, at cost, and equipment from Earth Energy, at cost plus 25%, on any properties that the Company has a greater than 15% interest. As the present value of this agreement is currently undeterminable, the previously recorded licence costs have been written down by $106,507 and the licence is now recorded as $1.

11.	CONVERTIBLE DEBENTURES

On June 9, 2005 the Company issued 7% convertible notes for an aggregate principal amount of $2,000,000. The Company has agreed to make monthly payments equal to one-twelfth of the initial principal amount of the note plus any other amounts due, including interest. The monthly payments for the first three months may be deferred until the fourth month and are payable in either shares, subject to an effective registration statement, or cash. Should the Company elect to make the monthly payment in cash then it must pay 130% of the principal plus 100% of any other amounts due, including interest. If the Company elects to have the monthly payment paid in shares then the note holders may convert at anytime thereafter into common shares of the Company at the lesser of i) $0.60, ii) 135% of the average of the five lowest closing bid prices of the Company’s common stock for the ten trading days preceding the effective date of a registration statement registering the underlying shares and warrants for resale and iii) 70% of the average of the five lowest closing bid prices of the Company’s common stock for the ten trading days preceding the date of conversion. Should the Company fail to make a timely election to pay in cash or shares or to actually make the cash payment then the holders of the notes may determine whether they want to be paid in cash or shares on the terms noted above. Pursuant to this offering the Company issued 500,000, warrants to purchase that same number of common shares at $0.45 until June 9, 2007, 5,000,000 warrants to purchase that same number of common shares at $0.55 per share until June 9, 2007 and 2,500,000 warrants to purchase that same number of common shares at $1.50 until June 9, 2007. In conjunction with this offering the Company has paid $200,000 in finders fees and has agreed to pay a finders fee of 10% from any of the 5,000,000 warrants to purchase that same number of common shares at $0.55 per share until June 9, 2007 that are exercised.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Nine Months Ended January 31, 2006
(Unaudited - Prepared by Management)

11.	CONVERTIBLE DEBENTURES (continued)

 In conjunction with these convertible notes and warrants the Company has recorded a non-cash financing expense of $1,722,950. The balance outstanding pursuant to these convertible notes as at January 31, 2006 is $59,232 as a result of the conversion of $2,397,134 of principal and interest into 3,995,224 common shares.

During the year ended April 30, 2005 OQI also issued $934,500 ($1,100,000 CDN) 3% unsecured convertible debentures which mature as to $254,864 ($300,000 CDN) on February 28, 2008, $84,955 ($100,000 CDN) on April 1, 2008 and $594,682 ($700,000 CDN) on April 15, 2008. The notes are convertible into common shares of OQI at a rate of $1.06 ($1.25 CDN) for one year following their issuance and then at $1.36 ($1.60 CND) per share until maturity. In conjunction with this offering OQI also issued 343,750 warrants to purchase that same number of common shares at a price of $1.36 ($1.60 CND) until the earlier of i) the Company being listed for trading on a recognized stock exchange or ii) the maturity date. The balance outstanding pursuant to these convertible debentures is $982,110.

To finance the acquisition of the Eagles Nest Prospect the Company entered into a private placement of its securities whereby the Company issued 8% Convertible Notes (the “Notes”) with stock purchase warrants for aggregate principal amount of $5,200,000 (the “Original Offering”), all pursuant to a Subscription Agreement (the “Subscription Agreement”) with the purchasers. Under the terms of the Original Offering, the Notes are convertible to shares of the Company’s common stock (the “Common Stock”) at $0.40 per share of Common Stock. However, pursuant to the subscription agreement, amounts not expended on successful bids, associated costs and first year rentals are to be refunded on a pro-rata basis. The refunded amount totals $4,472,813, as only $727,187 was used in connection with the acquisition of the Eagles Nest Parcel and related costs. Under the terms of the Original Offering, the purchasers will also receive bonus shares equal to 10% of the refunded amount allocable to the respective purchasers, which bonus shares will be issued at the rate of $0.40 per share. Also, purchasers will receive warrants based on one warrant per $0.40 invested by a purchaser, after the refunded amount has been distributed to the purchaser. The warrants are exercisable for two years from the issue date at an exercise price of $0.55 per share.

Effective August 31, 2005, some of the purchasers elected not to receive their pro-rata portion of the refund amount. Rather, those purchasers elected to be included under amended terms to the Original Offering (the “Amended Offering”). Under the terms of the Amended Offering, a purchaser will receive a new convertible promissory note in the amount of their principal investment not refunded (the “New Note”), which New Note is convertible into shares of the Company’s common stock at a per share conversion price of $0.90 per share. The purchaser will also receive one warrant for each $0.90 of principal invested in the Amended Offering.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Nine Months Ended January 31, 2006
(Unaudited - Prepared by Management)

11.	CONVERTIBLE DEBENTURES (continued)

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

The subscription agreements relating to the Original Offering and Amended offering contains certain registration rights for the shares of common stock issuable upon conversion of the notes, the exercise of the underlying warrants, bonus shares issued and finders fee shares issued. The Company has filed its registration statement, but it is not yet effective; as such $238,247 in penalties has been accrued as at January 31, 2006.

12.	INVESTMENT IN ENERGY 51 INC.

On April 7, 2004, the Company entered into an equity participation and farmout agreement with Energy 51 Inc. (“Energy 51”). Pursuant to this agreement the Company purchased 750,000 common shares of Energy 51 for $152,800. Energy 51 is a privately held Alberta company engaged in the exploration and development of oil and gas primarily in Alberta. The agreement granted the Company the right to purchase a further 750,000 common shares for $157,491 to bring its interest in Energy 51 to 25% which the Company exercised during the year ended April 30, 2005. Subsequent to April 30, 2005, Energy 51 completed a share financing in which it raised $17,850,000 CND and the Company’s interest in Energy 51 was reduced to 2%.

As part of this agreement the Company must be offered the right to participate on all prospects generated by Energy 51 until April 1, 2006. During the year ended April 30, 2005 the Company agreed to participate in the Sylvan Lake and Barrhead oil and gas prospects and included in exploration is $53,428 and $78,428 respectively, in related exploration costs. During the nine months ended January 31, 2006 the Company has incurred exploration costs related to Sylvan Lake in the amount of $438,574 and $108,073 related to Barrhead.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Nine Months Ended January 31, 2006
(Unaudited - Prepared by Management)

13.	COMMITMENTS

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

The Company has entered into a joint venture agreement (the “Sulfoxy Joint Venture”) whereby it has agreed to fund research and development relating to the improvement of bitumen recovery from surface mineable oil sands ore and in-situ recovery of bitumen and heavy oils by oxidation and sulfonation of asphaltens as to $174,343 ($205,220 CND) to obtain a 60% interest. Upon earning a 60% interest in the joint venture the Company may elect to purchase an additional 15% joint venture interest for $1,274,318 ($1,500,000 CND). During the nine months ended January 31, 2006 the Company has incurred $210,331in costs to the Sulfoxy Joint Venture and these have been included in exploration costs.

Pursuant to an agreement with a consultant, for the Company’s Pasquia Hills prospect, the consultant has the right to convert fees paid and owing to February 28, 2006 into common shares at $1.70 per share. As at January 31, 2006 and February 28, 2006 the Company had incurred fees of $53,335 to this consultant and the consultant has requested that these be converted into 30,477 common shares.

14.	FUTURE INCOME TAXES

The following summarizes OQI’s temporary differences that give rise to the future Canadian income tax liability:

Book Value of property in excess of tax value	$1,285,526
Non-capital loss carry-forwards tax benefit	(119,474)
Share issue costs tax benefit	(115,961)
$1,050,091

The Company has available losses for United States tax purposes of, approximately, $8 million that expire from 2010 through 2020.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements (U.S. Dollars)
For the Nine Months Ended January 31, 2006
(Unaudited - Prepared by Management)

15.	SUBSEQUENT EVENT

As at March 9, 2006 the Company adopted a shareholders right plan and reserved 250,000 of its preferred shares for issuance pursuant to the exercise of the rights. The rights are designed to have certain anti-takeover effects and as such they will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on a substantial number of rights being acquired, or in a manner or on terms not approved by the board of directors of the Company. The rights, however, should not deter any prospective offeror willing to negotiate in good faith with the board of directors, nor should the rights interfere with any merger or other business combination approved by the board of directors. To effect the shareholders rights plan the Company declared a distribution of one right to each outstanding share of common stock, payable to shareholders of record on March 23, 2006. This right will be attached to the underlying common share and remain with the common should the common share be sold or transferred.

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

Plan of Operations

The Company is in the exploration stage and does not currently have any income from operating activities. The Company expects to use a majority of its existing working capital on exploration activities. Management intends to raise additional capital through the issuance of equity and or debt to finance operations and invest in other business opportunities, however, no assurance can be given that the Company will be successful in its exploration activities, in raising additional capital or that other business opportunities will be found.

During the nine months ended January 31, 2006 the Company’s subsidiary OQI completed the purchase of the remaining 51% interest in the Firebag Tar Sands Project by paying $357,540. OQI now has a 100% interest in the property, subject to certain royalties, whereby it may explore and develop oil sands deposits in an area comprising approximately 850,000 acres in the Province of Saskatchewan.

Also during the nine months ended January 31, 2006, OQI issued 1,524,875 Flow-through Common Shares and 767,628 units under a private placement for gross proceeds of $3,490,464. Each unit consisted of one common share and warrant entitling the holder to acquire one common share at $1.70 ($2.00 CND). These warrants expire as to 717,628 warrants on May 31, 2007 and 50,000 warrants on June 15, 2007. In conjunction with this financing OQI also issued agents warrants whereby the agent may acquire up to 146,475 common shares and 14,000 common shares both at $1.49 ($1.75 CND) until May 31, 2008 and June 15, 2008 respectively and 146,475 common shares and 14,000 common shares both at $1.70 ($2.00 CND) until May 31, 2008 and June 15, 2008 respectively. The Company has recorded a non-cash financing expense of $125,605 relating to these warrants. During January 2006 OQI issued 320,950 common shares on the exercise of certain of these agents warrants.

The Company agreed, during the nine months ended January 31, 2006, to convert the non-refundable payment of $437,962 that the Company made towards the purchase of the 51% interest in the property into 297,688 common shares and a warrant to acquire up to an additional 647,688 common shares at $1.70 ($2.00 CND) until June 13, 2007. The Company also entered into a financing agreement with OQI whereby it purchased 2,500,000 units for $13,732,047, of which $4,607,468 has been allocated to property costs. Each unit consisted of one common share on one share purchase warrant. Every two share purchase warrants will entitle the Company to purchase an additional common share at $8.50 ($10 CND) until October 31, 2006. The Company also purchased 571,428 units from a third party for $4,932,482, of which $4,069,297 has been allocated to property costs. Each unit consisted of one common share of OQI and a warrant to purchase an additional share. The Company exercised these warrants at a cost of $992,063 and was issued an additional 571,428 common shares.

As at January 31, 2006 the Company held 11,729,313 common shares, representing 66.8% of the issued and outstanding shares of OQI. The non-controlling shareholders 33.2% interest in OQI represented $4,744,388 of its net assets.

During December 2005 OQI commenced a twenty-five hole drill program on the Firebag Tar Sands Prospect and in doing so has incurred exploration costs of $3,305,533 to January 31, 2006. To date OQI has completed twenty of the core holes. The results from this drilling program will be released upon completion of the program. OQI has also received regulatory approval to proceed with a 150 core hole drilling program, known as Phase II, on its Firebag Tar Sands Prospect which is expected to start later this year at a cost of approximately $13 million.

The Company entered into an agreement with three third parties (collectively the Triple 7 Joint Venture) to post, acquire, develop and produce oil sands deposits located in the Athabasca Region of Alberta, Canada (the Triple 7 Joint Venture Agreement) whereby in consideration for the expertise and industry experience provided by Triple 7 Joint Venture the Company has agreed to pay the Triple 7 Joint Venture $127,432 ($150,000 CDN) payable in common shares for any leases acquired pursuant to a specific Alberta Crown sale of leases, paid during the nine months ended January 31, 2006. The Company has also agreed to pay the Triple 7 Joint Venture partners, as ongoing fees, $127,432 ($150,000 CDN) in cash or common shares (at the discretion of the Company) on the first and second anniversary dates of the Agreement. Shares issued under the agreement are subject to "piggyback" registration rights. On the third anniversary date of the agreement the Company shall pay to the Triple 7 Joint Venture $382,295 ($450,000 CDN) per parcel of acquired leases that have not been surrendered, or for which no commercial project has been identified. In the event that the Company receives a feasibility study, conducted by an independent third party, that indicates that a commercial project on one or more of the leases is economic and wishes to construct a commercial project, the Company is required to notify the Triple 7 Joint Venture. Upon commencement of construction of such a commercial project the Company shall pay to the Triple 7 Joint Venture the sum of $5,097,272 ($6,000,000 CDN). In addition to such payments the Company has granted each of the Triple 7 Joint Venture partners a royalty in the acquired leases of $0.03 Canadian on each barrel of crude bitumen produced, saved and sold from the Acquired Leases, or $382,295 ($450,000 CDN) per year, whichever is greater. Such royalty is governed by the royalty procedure, which stipulates, among other things, that the royalty will be secured by a lien, first charge or security interest on the royalty lands, and that the royalty is assignable or transferable subject to a right of first offer to Township.

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

The Company plans to do a drill program on the Eagles Nest Prospect which is estimated to cost around $2,000,000 and has incurred $153,654 in related costs to January 31, 2006.

To finance the acquisition of the Eagles Nest Prospect the Company entered into a private placement of its securities whereby the Company issued 8% Convertible Notes (the “Notes”) with stock purchase warrants for aggregate principal amount of $5,200,000 (the “Original Offering”), all pursuant to a Subscription Agreement (the “Subscription Agreement”) with the purchasers. Under the terms of the Original Offering, the Notes are convertible to shares of the Company’s common stock (the “Common Stock”) at $0.40 per share of Common Stock. However, pursuant to the subscription agreement, amounts not expended on successful bids, associated costs and first year rentals are to be refunded on a pro-rata basis. The refunded amount totals $4,472,813, as only $727,187 was used in connection with the acquisition of the Eagles Nest Parcel and related costs. Under the terms of the Original Offering, the purchasers will also receive bonus shares equal to 10% of the refunded amount allocable to the respective purchasers, which bonus shares will be issued at the rate of $0.40 per share. Also, purchasers will receive warrants based on one warrant per $0.40 invested by a purchaser, after the refunded amount has been distributed to the purchaser. The warrants are exercisable for two years from the issue date at an exercise price of $0.55 per share.

Effective August 31, 2005, some of the purchasers elected not to receive their pro-rata portion of the refund amount. Rather, those purchasers elected to be included under amended terms to the Original Offering (the “Amended Offering”). Under the terms of the Amended Offering, a purchaser will receive a new convertible promissory note in the amount of their principal investment not refunded (the “New Note”), which New Note is convertible into shares of the Company’s common stock at a per share conversion price of $0.90 per share. The purchaser will also receive one warrant for each $0.90 of principal invested in the Amended Offering. Each warrant is exercisable to purchase one share of common stock at an exercise price of $1.30 per share for one year.

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

The subscription agreements relating to the Original Offering and Amended offering contains certain registration rights for the shares of common stock issuable upon conversion of the notes, the exercise of the underlying warrants, bonus shares issued and finders fee shares issued. The Company has filed its registration statement, but it is not yet effective; as such $238,247 in penalties has been accrued as at January 31, 2006.

During the nine months ended January 31, 2006 the Company continued to evaluate its Pasquia Hill Oil Shale Prospect and has spent $326,674 on a small drill program related to the prospect and expects to expend an additional $100,000 on drilling during the next three months.

During the nine months ended January 31, 2006 Energy 51, a privately held oil and gas exploration and development company, in which the Company held a 25% interest completed an equity financing whereby it raised $14,182,000 and the Company’s interest was reduced to around 2%.

As part of the Company’s investment in Energy 51 the Company must be offered the right to participate on all prospects generated by Energy 51 until April 2006. The Company has elected to participate in the Sylvan Lake and Barrhead oil and gas prospects and included in exploration costs is $438,574 and $108,073, respectively, in related exploration costs. Subsequent to January 31, 2006 the Sylvan Lake well was abandoned. The Company intends to review prospects of merit as they come along and to invest in them provided that financing is available.

Also during the nine months ended January 31, 2006 the company was focused on raising funding for general working capital purposes and issued 7% convertible notes for an aggregate principal amount of $2,000,000. The Company has agreed to make monthly payments equal to one-twelfth of the initial principal amount of the note plus any other amounts due, including interest. The monthly payments for the first three months may be deferred until the fourth month and are payable in either shares, subject to an effective registration statement, or cash. Should the Company elect to make the monthly payment in cash then it must pay 130% of the principal plus 100% of any other amounts due, including interest. If the Company elects to have the monthly payment paid in shares then the note holders may convert at anytime thereafter into common shares of the Company at the lesser of i) $0.60, ii) 135% of the average of the five lowest closing bid prices of the Company’s common stock for the ten trading days preceding the effective date of a registration statement registering the underlying shares and warrants for resale and iii) 70% of the average of the five lowest closing bid prices of the Company’s common stock for the ten trading days preceding the date of conversion. Should the Company fail to make a timely election to pay in cash or shares or to actually make the cash payment then the holders of the notes may determine whether they want to be paid in cash or shares on the terms noted above. Pursuant to this offering the Company issued 500,000, warrants to purchase that same number of common shares at $0.45 until June 9, 2007, 5,000,000 warrants to purchase that same number of common shares at $0.55 per share until June 9, 2007 and 2,500,000 warrants to purchase that same number of common shares at $1.50 until June 9, 2007. In conjunction with this offering the Company has paid $200,000 in finders fees and has agreed to pay a finders fee of 10% from any of the 5,000,000 warrants to purchase that same number of common shares at $0.55 per share until June 9, 2007 that are exercised. In conjunction with these convertible notes and warrants the Company has recorded a non-cash financing expense of $1,722,950. The balance outstanding pursuant to these convertible notes as at January 31, 2006 is $59,234 as a result of the conversion of $2,397,134 of principal and interest into 3,995,224 common shares.

During the nine months ended January 31, 2006 the Company completed a private placement of 15,068,000 units at $1.50 per unit whereby each unit consisted of one common share and one share purchase warrant. Each two warrants will entitle the holder to purchase an additional common share of the Company at $2.00 until December 12, 2007. Pursuant to this placement the Company paid finders $528,870 cash, which is included in consulting expenses, plus 260,580 warrants and as yet have not but may issue an additional 92,000 warrants. The warrants issued to the finders are on similar terms as the issued warrants. The Company has recorded a non-cash financing expense of $407,294 related to the issuance of the warrants under this private placement. In conjunction with this financing the Company has also granted the investors and finders certain registration rights whereby the Company has undertaken to file a resale registration statement covering the shares and shares underlying the warrants within sixty days of closing, otherwise it shall pay a 2% penalty for each month and part of month that it is late in doing so. In addition, the Company must respond to any queries to that resale registration statement within two weeks of receipt or else be subject to an additional penalty as to 2% for each two weeks thereafter. The penalties shall be payable in either shares at a deemed price of $1.50 USD or cash at the unit holders election. Any penalty shares will also be qualified for resale by the same SB2 registration statement. To date the Company has not yet filed the registration statement and has began accruing penalties.

As at March 9, 2006 the Company adopted a shareholders right plan and reserved 250,000 of its preferred shares for issuance pursuant to the exercise of the rights. The rights are designed to have certain anti-takeover effects and as such they will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on a substantial number of rights being acquired, or in a manner or on terms not approved by the board of directors of the Company. The rights, however, should not deter any prospective offeror willing to negotiate in good faith with the board of directors, nor should the rights interfere with any merger or other business combination approved by the board of directors. To effect the shareholders rights plan the Company declared a distribution of one right to each outstanding share of common stock, payable to shareholders of record on March 23, 2006. This right will be attached to the underlying common share and remain with the common should the common share be sold or transferred.

Changes in Financial Condition

During the nine months ended January 31, 2006 the primary focus of the Company was on completing the purchase of the Firebag Tar Sands Prospect, obtaining funding for exploration programs and accessing and acquiring other possible investment opportunities within the Athabasca Tar Sands region which resulted in the Eagles Nest prospect. During the nine months ended January 31, 2005 the primary focus of the Company was on the exploration of its Pasquia Hills, Oil Shale prospect, completing agreements to purchase the Firebag Sask., Tar Sands prospect and finding funding for the Company.

As a result of the above noted financing the Company incurred non-cash financing expenses of $3,982,896 (2005 - $1,593,502) for the nine months ended January 31, 2006. The Company also agreed during the nine months ended January 31, 2006 to extend the expiry date of 2,380,000 warrants for one year to September 14, 2006 and as a result recorded an non-cash financing expense of $2,112,012 (2005 - $nil).

Consulting expenses for the nine months ended January 31, 2006 of $8,237,411 (2005 - $1,341,829) included stock option compensation expenses of $3,795,062 (2005 - $28,395) related to the issuance of options to employees and consultants. Consulting fees also included fees related to successful financing attempts that were paid in stock and cash and totaled $1,055,993 (2005 - $nil). The Company paid its directors $364,125 (2005 - $147,500). OQI had consulting expenses of $579,022 that did not occur during the nine months ended January 31, 2005. Also included in consulting expenses is $2,026,667 (2005 - $ nil) pertaining to agreements with financial advisors.

Exploration costs for the nine months ended January 31, 2006 were $4,885,393 (2005 - $360,234) and included payments related to the Sylvan Lake and Barrhead oil and gas prospects as to $438,574 and $108,073, respectively. Included in exploration costs is $210,331 in conjunction with its interest in the Sulfoxy Joint Venture, $153,564 in costs associated with the Eagles Nest prospect, $326,674 in costs associated with the Pasquia Hills Oil Shale prospect and $3,303,533 in costs incurred by OQI related to the Firebag Tar Sands prospect. Also in included in exploration is $233,333 related to property acquired from the Anhydride Limited Partnership which was subsequently written off and $80,000 pertaining to the repurchase of a royalty on the Eagles Nest prospect. The Company’s exploration costs during the nine months ended January 31, 2005 were primarily related to the exploration of its Pasquia Hills Oil Shale Project.

Advertising and promotion costs during the nine months ended January 31, 2006 of $1,617,775 were up significantly from the nine months ended January 31, 2005 where they were $186,204 as a result of the engagement of consulting firm whereby they agreed to be paid in common shares of the Company. Pursuant to this agreement the Company issued 2,000,000 common shares at a deemed cost of $860,000 of which $645,000 has been expensed during the nine months ended January 31, 2006 and the balance is in prepaid expenses. Also included in advertising and promotional expenses for the nine months ended January 31, 2006 is $375,750 in finder’s fees paid in conjunction with the Company’s financings and $82,731 in advertising and promotion paid by OQI.

Professional fees for the nine months ended January 31, 2006 of $405,877 (2005 - $199,969) continues to be major expense of the Company as it inures costs related to business evaluation and financing issues.

As the Company is now significantly more active and is maintaining two separate offices, one in Calgary and one in Vancouver, its office costs for the nine months ended January 31, 2006 of $203,223 (2005 - $45,073) have increased substantially. Likewise its rent costs for the nine months ended January 31, 2006 of $58,597 (2005 - $19,754) have increased as a result of maintaining the two offices.

Interest and bank charges of $461,147 (2005 - $124,516) for the nine months ended January 31, 2006 are higher as a result of the timing when various convertible notes and interest were issued. Also during the nine months ended January 31, 2006 the Company had a significant cash balance on hand as it has pre-funded its exploration programs which resulted in interest income of $109,835 (2005 - $nil).

During the nine months ended January 31, 2006 the Company sold its interest in its subsidiary Anhydride Petroleum (Canada) Inc. for nominal proceeds which resulted in the Company recording a $736,782 recovery of exploration expenses pertaining to accounts payable of the subsidiary.

In total the Company experienced a net loss of $19,725,307 or $0.27 per share for the nine months ended January 31, 2006, compared to a net loss of $3,916,775 or $0.14 per share for the nine months ended January 31, 2005. The Company expects to continue to incur operating losses and will continue to be dependent on additional equity or debt sales and or property joint ventures to fund its activities in the future.

We have no revenues, and our operating results, profitability and future rate of growth depend solely on our ability to successfully implement our business plan and our ability to raise further funding, as well as OQI’s ability to raise funding for its projects. We currently have approximately $20,700,000in cash on hand which we plan to utilize for current and or upcoming exploration programs and general working capital purposes. It is expected that the Company will continue to need further funding and we plan to fund future operations by way of joint venture agreements and or other forms of financing, including the public offering or private placement of equity or debt securities. However, we cannot assure you that joint venture partners, debt or equity financing will be available to us on acceptable terms to meet these requirements. The Company has no revenues.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation as of the end of the period covered by this quarterly report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective for the purposes set forth in such definition.

Changes in Internal Control

There have not been any changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On January 27, 2006 the Company was served with a cease trade order by the British Columbia Securities Commission for failure to file distribution reports pertaining to its share issuances.  The Company subsequently made the required filings and the cease trade order was revoked on February 27, 2006.

Item 2. Changes in Securities; Recent Sales of Unregistered Securities

See Item 5 for complete disclosure on equity securities sold by the Company during the period covered by this report that are not registered under the Securities Act and have not otherwise been reported by the Company.

Except as set forth below, no equity securities were sold by the Company during the period covered by this report that are not registered under the Securities Act and have not otherwise been reported by the Company.

Item 5. Other Information
The following equity securities were sold by the Company during the period covered by this report that are not registered under the Securities Act and should have been reported by the Company on Form 8-K.

On January 3, 2006 the Company issued Platinum Partners 381,385 shares of common stock pursuant to the conversion of $228,831 of 7% convertible debentures. The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

On January 3, 2006 the Company issued common shares under the following stock options plans as follows:

Lorne Inglis	SOP 2000	100,000
Monita Faris	SOP 2002	70,000
Mark Spencer	SOP 2002	100,000
Irene Orr	SOP 2002	5,000
Bob Faris	SOP 2005	110,000
George Orr	SOP 2005	100,000
Bill Timmins	SOP 2005	50,000
Thornton Donaldson	SOP 2005	100,000
Tim Brock	SOP 2005	400,000

On January 3 the Company issued 250,000 options, pursuant to the Company’s 2005(b) stock option plan, to Donald Padgett, a consultant, to purchase up to 250,000 shares of Common Stock at $2.00 per share until January 3, 2007. These options were subsequently exercised by way of a cashless conversion on January 25,2006 and the Company issued 149,396 share of Common Stock. The options and shares of Common Stock were issued in reliance on the exemption from registration contained in Section s 4(2) and 3(a)(9) of the Act.

On January 3, 2006 the Company adopted the 2006 Stock Option Plan, whereby 2,500,000 shares of common stock may be optioned. The 2006 Plan has not been adopted or ratified by the shareholders of the Company. Incentive options may be granted at any price for a period of up to ten years. The options and shares of Common Stock under this plan may be issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

On January 3, 2006 the Company issued 400,000 options, pursuant to the Company’s 2006 stock option plan, to Michael Berry, a consultant, to purchase up to 400,000 shares of Common Stock at $2.00 per share, subject to vesting evenly over 18 months from January 1, 2006, until January 1, 2008. The options were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

On January 3, 2006 the Company issued 350,000 options, pursuant to the Company’s 2006 stock option plan, to Jonathan Buick, a consultant, to purchase up to 350,000 shares of Common Stock at $1.70 per share, subject to vesting evenly over 6 months from January 1, 2006, until January 1, 2007. The options were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

On January 11, 2006 the Company issued 600,000 options, pursuant to the Company’s 2006 stock option plan, to Romeo D’Angela, a director, to purchase up to 600,000 shares of Common Stock at $2.58 per share until January 11, 2008. The options were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

On January 11, 2006 the Company issued J.M. Investors 55,000 shares of common stock pursuant to the conversion of $33,000 of 7% convertible debentures. The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

On January 20, 2006 the Company issued Monarch Capital 200,000 shares of Common Stock pursuant to the exercise of an equal number of warrants with an expiry date of June 7, 2007 for consideration of $300,000. The Company also issued Monarch capital 202,403 shares of Common Stock pursuant to the cashless exercise of 250,000 warrants with an expiry date of June 7, 2007. The Common Stock were issued in reliance on the exemption from registration contained in Section 4(2) and/or 3(a)(9) of the Act.

On January 20, 2006 the Company issued Viscount Investments 68,750 shares of Common Stock pursuant to the exercise of an equal number of warrants with an expiry date of June 7, 2007 for consideration of $30,937.50. The Common Stock was issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

On January 20, 2006 the Company issued Monarch Capital 6,798 shares of common stock pursuant to the conversion of $4,078.8 of 7% convertible debentures. The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

On January 20, 2006 the Company issued Platinum Partners 22,095 shares of common stock pursuant to the conversion of $13,257 of 7% convertible debentures. The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

On January 20, 2006 the Company issued Platinum Partners 657,810 shares of Common Stock pursuant to the cashless exercise of 812,500 warrants with an expiry date of June 7, 2007. The Common Stock was issued in reliance on the exemption from registration contained in Section 3(a)(9) of the Act.

On January 24, 2006 the Company issued J.M. Investors 6,798 shares of common stock pursuant to the conversion of $4,078.80 of 7% convertible debentures. The shares were issued in reliance on the exemption from registration contained in Section (3)(a)(9) of the Act.

On January 24, 2006 the Company issued J.M. Investors 202,403 shares of Common Stock pursuant to the cashless exercise of 250,000 warrants with an expiry date of June 7, 2007. The Common Stock was issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

On January 25, 2006 the Company issued each of Steve McGuire, Randy Pow and Mike Parker 50,000 shares of Common Stock at a deemed cost of $0.40 for past services. The Common Stock was issued in reliance on the exemption from registration contained in Section 3(a)(9)  of the Act.

On January 25, 2006 the Company issued Alpha Capital 557,389 shares of Common Stock pursuant to the cashless exercise of 687,500 warrants with an expiry date of June 7, 2007. The Common Stock was issued in reliance on the exemption from registration contained in Section 3(a)(9) of the Act.

On January 25, 2006 the Company issued each of Malcolm Burke and Donald Padgett 104,728 shares of Common Stock pursuant to the cashless exercise of 300,000 options granted to them under the Company 2005(b) stock option plan. The Common Stock was issued in reliance on the exemption from registration contained in Section 3(a)(9) of the Act.

On January 25, 2006 the Company issued each of George Orr and Tim Brock 464,742 shares of Common Stock pursuant to the cashless exercise of 999,900 warrants with an expiry date of September 14, 2006. The Common Stock was issued in reliance on the exemption from registration contained in Section 3(a)(9) of the Act.

On January 25, 2006 the Company issued Larry Thompson 545,298 shares of Common Stock pursuant to the cashless exercise of 586,608 warrants with an expiry date of September 14, 2006. The Common Stock was issued in reliance on the exemption from registration contained in Section 3(a)(9) of the Act.

On February 27, 2006, pursuant to a February 8, 2006 agreement, the Company granted 250,000 options, pursuant to the Company’s 2006 stock option plan, to Ron Phillips, a director, to purchase up to 250,000 shares of Common Stock at $4.62 per share until February 8, 2008. The options were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

On February 27, 2006, pursuant to a February 17, 2006 agreement, the Company issued 250,000 options, pursuant to the Company’s 2006 stock option plan, to Ron Phillips, a director, to purchase up to 250,000 shares of Common Stock at $4.57 per share until February 17, 2009. The options were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

On March 9, 2006 the Company issued 250,000 options, pursuant to the Company’s 2006 stock option plan, to Rod Haverslew, a director, to purchase up to 250,000 shares of Common Stock at $4.60 per share until March 9, 2008. The options were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

Item 6. Exhibits

(a)	Exhibits
3.1	(a) Articles of Incorporation, as amended (1), (2)(3)
3.2	Bylaws.(2)
4.1	2006 Stock Option Plan, filed herewith.

10.1	Subscription Agreement between the Company and purchasers, dated December 12, 2005, filed herewith.
10.2	Form of Warrant, dated December 12, 2005, filed herewith.
10.3	Financing Agreement with Oilsands Quest, Inc. dated November 25, 2005, filed herewith.
10.4	Subscription Agreement with Dynamic Power Hedge Fund dated December 12, 2005, filed herewith.
31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 8-K, filed November 29, 2004.
(2)	Incorporated by reference from Form 10-SB, filed October 14, 1999.
(3)	Incorporated by reference from 10-QSB, filed December 14, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

CANWEST PETROLEUM CORPORATION

Date: March 22, 2006	By:	/s/ Thornton J. Donaldson
Thornton J. Donaldson, President,
Chief Executive Officer, Chief Financial Officer and Director