Form 10KSB
period 2006-04-30
CANWEST PETROLEUM CORP
filed 2006-07-21
CIK 1096791

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 0-27659

CANWEST PETROLEUM CORPORATION
(Name of small business issuer in its charter)

Colorado	98-0461154
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

Suite 1005, 550 - 11th Avenue S.W., Calgary, Alberta CANADA T2R 1M7
(Address of principal executive offices, including zip code)

Issuer's telephone number: (403) 263-1623
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

Yes ☐  No ☒

Issuer's revenues for its most recent fiscal year: $0.

As of July 18, 2006, there were 122,218,808 shares of the Registrant's $.001 par value Common Stock ("Common Stock"), Registrant's only outstanding class of voting securities, outstanding. The aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the closing bid price on July 18, 2006, is $3.73.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

This document contains technical and geological terms, which are defined in the Glossary of Common Terms, which appears at the end of Part I of this Report. All future payments in Canadian dollars have been converted to United States dollars using an exchange rate of $1.00 U.S. = $1.1175, which was the April 30, 2006 exchange rate. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

PART I

When we use the terms "CanWest Petroleum Corporation," the "Company," "we," "us," "our," "CanWest" or "CWPC," we are referring to CanWest Petroleum Corporation and its subsidiaries, unless the context otherwise requires. We have included technical terms important to an understanding of our business under "Glossary of Common Terms" at the end of this section. Throughout this document we make statements that are classified as "forward-looking." Please refer to the "Cautionary Statement about Forward-Looking Statements" section of this document for an explanation of these types of assertions.

Item 1.  DESCRIPTION OF BUSINESS

Background and Corporate Structure

We are a Colorado corporation formed on April 3, 1998 as Uranium Power Corporation. On November 2, 2004 we changed our name to CanWest Petroleum Corporation. During the financial year ended April 30, 2006 our head office was located in Vancouver, British Columbia. In May 2006, we relocated our head office to Suite 1005, 550 - 11th Avenue S.W., Calgary, Alberta, Canada T2R 1M7. Effective July 24, 2006 the Company's principal office will be at 205, 707-7th Avenue S.W., Calgary, Alberta, Canada T2P 3H6.

The Company operates through three subsidiary corporations and conducts limited joint venture activities directly. Our primary operating subsidiary is Oilsands Quest Inc. ("OQI") (formerly 808099 Alberta Ltd.), an Alberta corporation. We own approximately 64% of the issued and outstanding voting common shares of OQI. OQI was established as the operating subsidiary of the Company to explore for and develop oil sands deposits in the Province of Saskatchewan and is currently conducting Saskatchewan's first major oil sands exploration program.

In addition to OQI, we also have the following operating subsidiaries:

•
We own 100% of Township Petroleum Corporation, an Alberta corporation ("Township"). Township owns an oil sands lease in the Province of Alberta acquired in 2005 (the "Eagles Nest Prospect") and is currently developing plans for exploring the oil sands potential on the lease.

•	We own 100% of Western Petrochemicals Corp. ("WPC"), an Alberta corporation. WPC owns certain rights relating to exploration for oil shale, referred to as the Pasquia Hills Oil Shale Prospect.

General Development of the Business

Initially our primary business activity was in the exploration for uranium and petroleum in Canada. However, during the year ended April 30, 2003 we wrote off our investments in the uranium resource properties as we had no further plans to develop them. We then began to actively seek new business opportunities in the oil and gas sectors.

Over the past three years, the Company has focused primarily on business opportunities in the oil and gas sector, and in particular the oil sands and oil shale sectors in western Canada. We are currently focused on the exploration, delineation and ultimate exploitation of bitumen through the activities being conducted by OQI, as described below under "Oilsands Quest Inc."

In addition, we have certain other business opportunities that may be developed but which are not, when compared to OQI, as significant to the Company at this time, as described below under "The Company's Other Business Opportunities".

Oilsands Quest Inc. (formerly known as the Firebag East oil sands prospect)

On September 24, 2004, we acquired all of the issued and outstanding shares of 808099 Alberta Ltd., which was previously inactive, and on November 3, 2004 this company changed its name to Oilsands Quest Inc. As of July 18, 2006 we own a 60.7% interest, on a fully diluted basis, and a 64% interest calculated only on the issued and outstanding shares of OQI. On June 9, 2006, we entered into a reorganization agreement (the "Reorganization Agreement") with OQI whereby we agreed to acquire all of the fully diluted common shares of OQI not currently owned by us. Under the terms of the Reorganization Agreement and subject to the approval of OQI shareholders, each common share of OQI not already owned by us will be exchanged for 7.95 exchangeable shares of OQI, subject to adjustments (the "Exchangeable Shares"). The rights, privileges and restrictions governing the Exchangeable Shares will provide that each whole Exchangeable Share may be exchanged at the holder's option for one share of our Common Stock. Pursuant to the terms of the Exchangeable Shares and based on the number of OQI's fully diluted shares currently outstanding, CanWest may be required to issue approximately 74 million of its shares of Common Stock for all of the OQI shares not controlled by CanWest. Until exchanged, each Exchangeable Share will provide a holder with economic terms and voting rights which are, as nearly as practicable, effectively equivalent to those of a share of our Common Stock. The transaction is expected to be completed on August 14, 2006 and is subject to certain conditions precedent, including the approval of two-thirds of the OQI minority shareholders. Following completion of the transaction, we will own 100% of the voting equity shares of OQI. OQI's principal office is located at Suite 1005, 550 - 11th Avenue S.W., Calgary, Alberta, Canada T2R 1M7. Effective July 24, 2006, OQI's principal office will be at 205, 707-7th Avenue S.W., Calgary, Alberta, Canada T2P 3H6.

OQI's business plan is to focus on the exploration, delineation and ultimate exploitation of bitumen resources on its exploration permits located in the Province of Saskatchewan.

Exploration Permits

On September 29, 2004, we acquired a 49% interest through OQI in certain Oil Shale Exploration Permits (the "Exploration Permits") that covered approximately 2,000 square miles (1,400,000 acres) in northwestern Saskatchewan along the Alberta border. The 49% interest in the Exploration Permits was acquired for $769,125, plus 50,000 of our Common Stock and a 2.5% gross overriding royalty. In order to finance the purchase of the 49% interest, OQI borrowed funds from the Company in the form of a convertible debenture. On November 18, 2005, the principal and accrued interest on the debenture was converted into 788,769 common shares of OQI.

We entered into an agreement dated November 8, 2004, as amended (the "WCM Agreement"), to acquire all of the shares of Western Canadian Mint Inc. ("WCM"), a company that owned all of the shares of American Oilsands Company Inc. ("AOC"), which owned the remaining 51% working interest in the Exploration Permits, subject to a $0.11 per recoverable barrel royalty held by various arm's length parties subject to a buy down. Prior to completing this acquisition, we assigned all of our rights and obligations to OQI pursuant to a letter agreement dated November 12, 2004 and an assignment dated April 27, 2005. As a result, on May 3, 2005, pursuant to the terms of the WCM Agreement, OQI acquired all of the outstanding shares of WCM. The combined consideration paid by us and OQI was $1,202,131, and two million shares of our Common Stock and the assumption of $0.11 per recoverable barrel royalty held by various arm's length parties. WCM was then merged with OQI.

As a result of these transactions, OQI holds an undivided 100% interest, subject to the above noted royalties, in Saskatchewan Oil Shale Exploration Permits nos. PS00205, PS00206, PS00207, PS00208, PS00209, PS00210, PS00211, PS00212, PS00213, PS00214, PS00215, PS00216, and PS00217, granted on June 1, 2004 under the provisions of the Oil Shale Regulations, 1964, as amended, from time to time by the Province of Saskatchewan ("Permit Lands").

The Exploration Permits provide for the right to explore, mine, quarry and work the Permit Lands for a term of five years to May 31, 2009 unless extended or until a lease has been granted for their development. In accordance with the terms of Exploration Permits, on May 31, 2005, OQI relinquished 40% of the total acreage covered by the permits. OQI was required to relinquish another 40% of the remaining acreage by May 31, 2006. OQI requested an extension of the May 31, 2006 relinquishment from the Province of Saskatchewan. OQI will undertake this relinquishment once a decision is made by the Province of Saskatchewan. On July18, 2006, the Permit Lands comprised an area of approximately 846,690 acres, subject to relinquishment of an additional 338,676 acres in the future. Following all relinquishments to the Province of Saskatchewan, the Permit Lands will comprise an area of approximately 508,000 acres.

The Exploration Permits are subject to rental payments and certain levels of expenditure annually on the applicable lands pursuant to government regulations. The annual rent payments are payable in advance and were $0.018 ($0.02 CDN) per acre for the current year escalating to $0.089 ($0.10 CDN) per acre in the fifth year. The required exploration expenditures to hold the Exploration Permits for the current year were $0.036 ($0.04 CDN) per acre escalating annually to $0.089 ($0.10 CDN) per acre in the fifth year. OQI is in compliance with the annual rental and current expenditure requirements.

Gross Overriding Royalties on OQI Permit Lands

As part of the acquisition of the Permit Lands, OQI assumed a 2.5% gross overriding royalty ("GORR") to Stripper Energy Services Inc. ("Stripper Energy") and $0.11 per barrel royalties on petroleum products recovered from the Permit Lands, held by various parties. The 2.5% GORR is to be calculated on the current market value of the petroleum substances (including bitumen) produced, saved or marketed from the Permit Lands. On June 6, 2006, our wholly-owned subsidiary, Township entered into a Share Purchase Agreement and related Escrow Agreement (the "Agreements") with the shareholders of Stripper Energy. The Agreements were effective as of May 31, 2006 and effectively provide Township with the option to purchase the shares of Stripper Energy for $16,778,523 ($18,750,000 CDN) (subject to adjustment in certain circumstances) at any time up to August 15, 2006. Township made a non-refundable payment of $1,130,927 ($1,250,000 CDN) to secure this option.

The Oil Sands Industry

According to the National Energy Board of Canada (the "NEB") oil sands contain sand, clay, water and bitumen, a heavy, tar like, viscous form of crude oil, with a density of approximately 8 degrees to 14 degrees API. Bitumen-bearing geologic formations, typically containing up to 18 percent bitumen saturation by weight, can be situated near the surface or hundreds of feet below. As stated in a paper prepared by the Petroleum Communication Foundation (the "PCF"), recovery of oil sands from formations above 75 meters (250 feet) is by open-pit mining; for deeper formations, in-situ recovery techniques such as steam-assisted gravity drainage ("SAGD") are used. Development in the oil sands industry in Canada to date has been focused primarily in Alberta.

The Alberta Energy Utilities Board (the "AEUB") estimates there are 1.6 trillion barrels of bitumen resource in place in Alberta of which 315 billion barrels are thought to be recoverable. The NEB has stated that initial established reserves (some 178 billion barrels) are considered sufficient to meet 250 years of Canadian crude oil demand at current rates. According to the 2006 Canadian Energy Survey prepared by PricewaterhouseCoopers ("PWC") there are three main deposits of oil sands in Alberta: Athabasca, which represents approximately 80 percent, Cold Lake which represents approximately 12 percent and Peace River which represents approximately 8 percent. The AEUB has estimated that together, they occupy an area of about 140,000 square kilometers (54,000 square miles).

North America's energy needs are increasingly being met by bitumen produced from mining and in-situ operations in Alberta's oil sands. According to the Canadian Association of Petroleum Producers in 2005, Canada's crude oil and equivalent production totaled about 2.5 million barrels/day; more than two-thirds of this, 1.7 million barrels/day, came from Alberta, which included about one million barrels/day from the oil sands. In their survey PWC stated production from the oil sands is expected to more than double by 2010 and, by 2015, to increase to 3.0 million barrels/day. Total crude oil production is estimated to grow to 4.6 million barrels/day in 2015 and then to 4.9 million barrels/day by 2020. According to the Province of Saskatchewan, Saskatchewan is Canada's second largest oil producer (after Alberta) and produces about 17% of Canada's total oil production.

Exploration for commercially viable oil sands deposits has traditionally focused on Alberta, resulting in the establishment of mining and in-situ projects in the Athabasca oil sands region and in-situ projects in Cold Lake and Peace River deposits. Production from the world's first commercial oil sands mine came on stream in 1967. The second mining operation came on stream in 1973; commercial in-situ projects also began contributing production from deeper oil sands deposits in the 1970s. As stated by PWC in their survey at the beginning of 2006, there were three mining projects and 12 in-situ projects operating in the oil sands in Alberta and more than 60 projects in various stages of planning. The lead time for production from an oil sands project is generally a minimum of seven to ten years from initial exploration.

Resource Potential Report

In October 2004, OQI engaged Dr. Michael Ranger, PhD, to conduct an assessment of the bitumen potential of the Permit Lands based upon available historical drilling data. Dr. Ranger is an independent geological consultant specializing exclusively in the oil sands industry. Dr. Ranger concluded that the bitumen-bearing east-west valley trends observed in northeast Alberta's Athabasca oil sands (e.g. Suncor's Firebag project and others) are assumed to extend onto the Permit Lands. The Ranger Report recommended that exploration work consisting primarily of core well stratigraphic testing be undertaken, initially on the western half of the Permit Lands.

Activities to Date

In January 2005, OQI submitted an application to the Saskatchewan government for its Phase I exploration program of up to 25 core holes. In October 2005, OQI received regulatory approval for the Phase I program after the completion of various on-site, environmental and access assessments. Building of site infrastructure, including road access and portable camp housing installation began in November 2005 and the exploration drilling began in December 2005. In January 2006, OQI's first hole intersected bitumen-bearing McMurray formation. The Phase I exploration drilling ended in April 2006 with interim results to date indicating 19 of 24 holes having intersected the bitumen bearing McMurray formation, representing an 80 percent success rate. We have incurred approximately $8.0 million (CDN) to April 30, 2006 related to this exploration effort.

In interim drilling results announced on June 14, 2006, we noted that eight wells drilled in the best three-section block had an average pay zone of 19 metres (62 feet), with one hole having more than 28 metres (91 feet) of pay. Grades of bitumen saturation by weight for those eight wells were up to 18 percent.

Outlook

OQI's current budget for its upcoming explorations programs is $40 million (CDN). The company is now preparing for its summer exploration program. Subject to regulatory approval, this program will include geophysical evaluation programs and drilling in the area of the west block discovery. Environmental and archaeological survey work will also be undertaken. OQI will conduct a second drilling program in winter 2006, which will consist of 150 holes. Regulatory approval has been received for this program, including the construction of 80 kilometers of new access roads (of which 36 kilometers have already been completed) to link the proposed drill sites. Up to an additional 100 holes may also be drilled in winter 2006 subject to regulatory approval and the requisite funding being available. In this area of Saskatchewan, the winter drilling season, which is dependent on weather conditions, is typically from November to April. Eight drilling rigs and the related infrastructure expenditures have been committed to the 2006 planned work.

OQI believes that it has sufficient funding to complete the upcoming summer and winter 2006 exploration programs. Additional funding will be required if the current exploration programs are increased in scope or changes are made to current plans or if the option to purchase the 2.5% GORR is exercised. Cash requirements over the next two years are expected to be in the $50 million to $100 million range and will be dependent on the results of the exploration drilling programs, success in obtaining further exploration permits and the ability to finance planned expenditures.

The Company's Other Business Opportunities

Township Petroleum Corporation ("Eagles Nest Prospect")

On August 25, 2005 Township acquired Oil Sands Lease No.7405080355 (the "Eagles Nest Oil Sands Lease") located in northern Alberta for $727,187 in an Alberta Crown land sale. This prospect, known as the Eagles Nest Prospect, comprises an area of approximately 22,800 acres and is located in the Athabasca oil sands region in Alberta in Township 101, Range 13 West of the fourth Meridian. The lease provides for the right to drill for, win, work and recover and the right to remove bitumen resources from the lease for a term of 15 years, subject to the Mines and Minerals Act, Alberta.

Prior to bidding on the Eagles Nest Prospect, on June 1, 2005 we entered into an agreement (the "Triple 7 Agreement") with three parties (collectively the "Triple 7 Joint Venture") to post, acquire, develop and produce oil sands deposits located in the Athabasca Region of Alberta, Canada. The Triple 7 Joint Venture provided the expertise necessary to identify, bid on, and acquire the Eagles Nest Prospect. Under the Triple 7 Agreement we issued the Triple 7 Joint Venture 114,015 shares of our Common Stock, with a deemed value of $127,432, in connection with acquiring the Eagles Nest Prospect and will pay $134,228 ($150,000 CDN) in cash or Common Stock (at the discretion of the Company) on the first and second anniversary dates of the agreement. Stock issued under the agreement are subject to "piggyback" registration rights. On the third anniversary date of the Triple 7 Agreement we must pay a fee of $402,685 ($450,000 CDN) if the Eagles Nest Prospect has not been surrendered, or if no commercial project has been identified. In the event that we receive a feasibility study, conducted by an independent third party, that indicates that a commercial project on one or more of the leases is economic and the Company plans to construct a commercial project, the Company is required to notify the Triple 7 Joint Venture. Upon commencement of construction of such a commercial project we must pay to the Triple 7 Joint Venture the sum of $5,369,128 ($6,000,000 CDN). In addition to these payments we granted each of the Triple 7 Joint Venture partners a royalty in the Eagles Nest Prospect of $0.027 ($0.03 CDN) on each barrel of crude bitumen produced, saved and sold from the Eagles Nest Prospect, or $382,295 ($450,000 CDN) per year, whichever is greater. In conjunction with the financing of the purchase of the permit, we granted additional royalties of $0.0058 (CDN) on each barrel of bitumen produced, saved and sold from the project.

Pursuant to the terms of the lease the Township's annual lease rental payments are $28,864 ($32,256 CDN).

Over the winter of 2005/2006, we undertook a detailed assessment of the historical data available on the Eagles Nest Prospect and we initiated planning an exploration strategy for the prospect area. The Company has incurred $159,020 in related costs during the fiscal year ended April 30, 2006. The Company's strategy for exploring the Eagles Nest Prospect is currently being evaluated by management and a detailed plan and exploration budget is expected to be developed by the winter of 2006.

Western Petrochemicals Corporation ("Pasquia Hills Oil Shale Prospect")

On April 21, 2005 we acquired a 97.53% interest in Western Petrochemicals Corporation through the issuance of 10,728,124 of our Common Stock, and then increased our ownership in April 2006 to 100% by issuing 271,865 shares of our Common Stock to the remaining WPC shareholders. The issuance of these shares to WPC shareholders was the result of an agreement entered into in December 2003 to acquire all of the capital stock of WPC. At that time WPC's major stockholders committed their WPC shares to the acquisition.

WPC currently has a 100% interest in Saskatchewan Oil Shale Exploration Permits Nos. PS00185, PS00186, PS00197, and PS00198 (the "Pasquia Hills Oil Shale Permits"), granted under the provisions of the Oil Shale Regulations, 1964, as amended, from time to time by the Province of Saskatchewan ("Pasquia Hills Oil Shale Prospect"). The permits cover an area of approximately 337,775 acres and provide for the right to explore, mine, quarry and work the permit lands, but not to produce or recover oil shales (except for test purposes) until a lease has been granted. The WPC permits are scheduled to expire in 2006 unless extensions to the permits are granted or the permit lands are converted to leases. At this point in time we have not budgeted any amounts for working the permit lands.

The key challenge in producing kerogen shale lies in finding a technically economic commercial process. We have entered into a letter agreement with a major chemical company to jointly examine the possibility of commercial exploitation of the oil shale deposits through a multi-phase work program. We are in the initial research phase of this agreement and no conclusions can be made at this time.

We will continue to examine the overall prospects for this project in 2006, including evaluating future exploration drilling programs, investigating commercial potential of the resource identified to date, and conversion of WPC's oil shale exploration permits to development leases, if appropriate.

Apex Joint Ventures

In conjunction with our focus on oil sands and oil shale exploration we have entered into three joint venture agreements with Apex Engineering Inc., an Alberta corporation, whereby we have agreed to fund research and development of emerging technologies as follows:

•
During the year ended April 30, 2005 the Company entered into a joint venture agreement (the "Sulfoxy Joint Venture") to fund research and development relating to the improvement of bitumen recovery from surface mineable oil sands ore and in-situ recovery of bitumen and heavy oils by oxidation and sulfonation of asphaltens as to $183,642 ($205,220 CDN) to obtain a 60% interest. Upon earning a 60% interest in the joint venture the Company may elect to purchase an additional 15% joint venture interest for $1,342,282 ($1,500,000 CDN). During the year ended April 30, 2006 the Company incurred $126,341 (2005 - $0) in costs related to this joint venture;

•
During the year ended April 30, 2006 the Company entered into a joint venture agreement (the "NST Joint Venture") to fund research and development relating to non segregated tailing ('NST") production technology as to $402,684 ($450,000 CDN) to obtain a 40% interest and has incurred $30,883 (2005 - $0) in costs related to this joint venture;

•
During the year ended April 30, 2006 the Company entered into a joint venture agreement (the "IVPT Joint Venture") to fund research and development relating to inclined vibrating plate thickener ("IVPT") technology as to $447,427 ($500,000 CDN) to obtain a 40% interest. During the year ended April 30, 2006 the Company incurred $77,209 (2005 - $0) in costs related to this joint venture; and

•
During the year ended April 30, 2006 CanWest entered into a joint venture agreement (the "CaO Joint Venture") whereby by expending $178,971 ($200,000 CDN) on research and development we will obtain a 50% interest. During the year ended April 30, 2006 CanWest incurred $0 in costs.

Energy 51 Inc.

On April 7, 2004, we entered into an equity participation and farmout agreement with Energy 51 Inc. ("Energy 51"). Energy 51 is a privately held Alberta company engaged in the exploration and development of oil and gas primarily in Alberta. As part of this agreement we had the right to participate on all prospects generated by Energy 51. We participated in two prospects during fiscal year ended April 30, 2006 incurring $654,996. One prospect has been abandoned and the other is being evaluated by Energy 51. We currently own a 1.8% equity interest in Energy 51 and no longer maintain a right to participate in future Energy 51 prospects.

Government Regulation

Our business is subject to various federal, provincial and local laws and governmental regulations that may be changed from time to time in response to economic or political conditions. In Saskatchewan, the legislated mandate for the responsible development of the province's oil and gas resources is set out in the The Department of Energy and Mines Act that provides the Minister with the responsibility for the exploration, development, management and conservation of non-renewable resources. The Oil and Gas Conservation Act allows the orderly exploration for, and development of, oil and gas in the province and optimizes recovery of these resources. The exploration of oil shales, which includes oil sands, is regulated under The Oil Shale Regulations, 1964, as amended from time to time, made under The Mineral Resources Act, 1959. These regulations apply to oil shale rights that are the property of the Province and establish the terms under which exploration permits and leases are granted. Since 2005, the Province of Saskatchewan has undertaken a consultation review process with all stakeholders in an effort to update the oil sands and oil shale regulations. This update is intended to align regulations better with other regimes in the country and to encourage exploration and development activity in the Province.

In Alberta, oil sands activities are legislated under the Mines & Minerals Act which governs the management and disposition of rights in Crown owned mines and minerals, including the levying and collecting of bonuses, rental and royalties. The Oil Sands Conservation Act establishes a regulatory regime and scheme of approvals administered by the AEUB for the development of oil sands resources and related facilities in Alberta. The Acts are supported by the following regulations: Oil Sands Tenure Regulation, Oil Sands Royalty Regulation 1984, Oil Sands Royalty Regulation, 1997, Experimental Oil Sands Royalty Regulation, Oil Sands Conservation Regulation, Mines and Minerals Administration Regulation.

Regardless of provincial jurisdiction, we are required to comply with the environmental guidelines and regulations established at the federal, provincial and local levels for our field activities and access requirements on our permit lands and leases. Any development activities, when determined, will require, but not be limited to, detailed and comprehensive environmental impact assessments studies and approvals of federal, provincial and local regulators. Each provincial jurisdiction also maintains specific royalty regimes that will be applied to all oil sands and oil shale development projects consistent with other resource developments.

Employees

CanWest has four employees, including T. Murray Wilson, the Chairman and Chief Executive Officer of the Company. OQI currently has six employees, including Christopher H. Hopkins, President and Chief Executive Officer, and Karim Hirji, Chief Financial Officer. CanWest relies extensively on the services of its officers and directors, as well as the services of the officers and directors of OQI. Following the completion of the acquisition of OQI shares not currently owned by us, the consolidated entities will have approximately 16 employees due to the increased operations activity.

Risk Factors

Our securities are highly speculative and involve a high degree of risk, including among other items the risk factors described below. You should carefully consider the following risk factors and other information in this 10-KSB before deciding to invest in us.

RISKS RELATED TO OUR BUSINESS:

Due to Our History of Operating Losses, We are Uncertain That We Will Be Able to Maintain Sufficient Cash to Accomplish Our Business Objectives

The consolidated financial statements have been prepared assuming thet we will continue as a going concern. During the fiscal years ended April 30, 2006 and 2005 we suffered net losses of $52,640,903 and $5,109,073, respectively. At April 30, 2006 there was stockholders' equity and working capital of $16,163,502 and $3,838,216, respectively. There is no assurance that we can generate net income, increase revenues or successfully explore and exploit our properties.

See "Plan of Operation" for a description of management's plans in regard to this issue. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unsuccessful in implementing these plans.

Our Business Plan is Highly Speculative and its Success Depends, In Part, On Exploration Success on the Permit Lands

Our business plan is focused primarily on the exploration for oil sands deposits on the Permit Lands in the Province of Saskatchewan. Exploration itself is highly speculative. We are subject to all of the risks inherent in oil sands exploration and development, including identification of commercial projects, operation and revenue uncertainties, market sizes, profitability, market demand, commodity price fluctuations and the ability to raise further capital to fund activities. There can be no assurance that we will be successful in overcoming these risks. These risks are further concentrated by our dependence on OQI as our primary asset.

THE BUSINESS OF OIL SANDS EXPLORATION IS SUBJECT TO MANY RISKS:

Nature of Oil Sands Exploration and Development

Oil sands exploration and development is very competitive and involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. As with any petroleum property, there can be no assurance that commercial deposits of bitumen will be produced from the Permit Lands or the Eagles Nest Prospect. Furthermore, the marketability of any discovered resource will be affected by numerous factors beyond our control. These factors include, but are not limited to, market fluctuations of prices, proximity and capacity of pipelines and processing equipment, equipment availability and government regulations (including, without limitation, regulations relating to prices, taxes, royalties, land tenure, allowable production, importing and exporting of oil and gas and environmental protection). The extent of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

Reserves and Resources

We have not yet established any reserves. There are numerous uncertainties inherent in estimating quantities of bitumen resources, including many factors beyond our control, and no assurance can be given that the recovery of bitumen will be realized. In general, estimates of recoverable bitumen resources are based upon a number of factors and assumptions made as of the date on which the resource estimates were determined, such as geological and engineering estimates which have inherent uncertainties and the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from actual results. All such estimates are, to some degree, uncertain and classifications of resources are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the recoverable bitumen, the classification of such resources based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially. No estimates of commerciality or recoverable bitumen resources can be made at this time, if ever.

Capital Requirements and Liquidity

Significant amounts of capital will be required to explore the Permit Lands, Eagles Nest Prospect and the Pasquia Hills Oil Shale Prospect. The only source of future funds presently available to us is through the sale of additional equity capital and borrowing funds or selling a portion of our interest in our assets. There is no assurance that any additional equity capital or borrowings required will be obtainable on terms acceptable to us, if at all. Failure to obtain such additional financing could result in delays or indefinite postponement of further exploration and development of our projects. Equity financing, if available, may result in substantial dilution to existing stockholders.

Government Regulations, Permits, Leases and Licenses

The business of resource exploration and development is subject to substantial regulation under Canadian provincial and federal laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil sands bitumen and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil sands exploration and development operations could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the Permit Lands, the Eagles Nest Prospect and the Pasquia Hills Oil Shale Prospect and the oil sands industry generally, will not be changed in a manner which may adversely affect our progress and cause delays, inability to explore and develop or abandonment of these interests.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of exploration and development. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted in respect of our activities or, if granted, will not be cancelled or will be renewed upon expiry. There is no assurance that such permits, leases, licenses, and approvals will not contain terms and provisions which may adversely affect our exploration and development activities.

Third Party Liability and Environmental Liability

The Company's operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. We could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, and the payment of such liabilities could have a material adverse effect on our financial condition and results of operations. We currently have a limited amount of insurance and, at such time as we commence additional operations, we expect to obtain and maintain additional insurance coverage for our operations, including limited coverage for sudden environmental damages, but we do not believe that insurance coverage for environmental damage that occurs over time is available at a reasonable cost. Moreover, we do not believe that insurance coverage for the full potential liability that could be caused by sudden environmental damages is available at a reasonable cost. Accordingly, we may be subject to liability or may lose substantial portions of our properties in the event of certain environmental damages. The Company could incur substantial costs to comply with environmental laws and regulations.

Royalty Regime

Any development project of our resource assets will be directly affected by the royalty regime applicable. The economic benefit of future capital expenditures for the project is, in many cases, dependent on a satisfactory royalty regime. There can be no assurance that the provincial governments will not adopt a new royalty regime that will make capital expenditures uneconomic or that the royalty regime currently in place will remain unchanged.

Impact of the Kyoto Protocol

In late 2002 the Government of Canada ratified the Kyoto Protocol, an international agreement designed to manage greenhouse gas emissions and on February 16, 2005 it became effective. Other than as described in the 2005 Kyoto Plan, relatively few details regarding its implementation in Canada have been made by the federal government. Numerous uncertainties regarding details of the Kyoto Protocol's implementation remain and there can be no assurance that future rules and regulations will not affect our ability to operate as planned.

Abandonment and Reclamation Costs

We are responsible for compliance with terms and conditions of environmental and regulatory approvals and all laws and regulations regarding the abandonment of the project and reclamation of its lands at the end of its economic life, which abandonment and reclamation costs may be substantial. A breach of such legislation and/or regulations may result in the issuance of remedial orders, the suspension of approvals, or the imposition of fines and penalties, including an order for cessation of operations at the site until satisfactory remedies are made. It is not possible to estimate with certainty the abandonment and reclamation costs since they will be a function of regulatory requirements at the time.

Title Risks

None of the Exploration Permits or the Pasquia Hills Oil Shale Prospect permits have been converted to development leases. In the event that we do not meet the regulated expenditure requirements, or development conditions to convert our permits to leases or obtain an extension of such development requirements, our right to explore for bitumen or oil shale, as applicable, may be lost. We are satisfied that we have good and proper right, title and interest in and to the permits that we intend to exploit. However, we have not obtained title opinions on any of our interests. Accordingly, ownership of the oil sands exploration rights could be subject to prior unregistered agreements or interests or undetected claims or interests.

Aboriginal peoples have claimed aboriginal title and rights to a substantial portion of western Canada. Certain aboriginal peoples have filed a claim against the Government of Canada, the Province of Alberta, certain governmental entitles and the regional municipality of Wood Buffalo (which includes the City of Fort McMurray, Alberta) claiming, among other things, aboriginal title to large areas of lands surrounding Fort McMurray. Similar claims could be made in the Province of Saskatchewan and elsewhere. If any such claim relating to lands on which we have rights was successful, it could have a significant adverse effect on our ability to conduct our business.

Operational Hazards

Our exploration and development activities are subject to the customary hazards of operation in remote areas. A casualty occurrence might result in the loss of equipment or life, as well as injury, property damage or other liability. While we maintain limited insurance to cover current operations, our property and liability insurance may not be sufficient to cover any such casualty occurrences or disruptions. Equipment failures could result in damage to our facilities and liability to third parties against which we may not be able to fully insure or may elect not to insure because of high premium costs or for other reasons. Our operations could be interrupted by natural disasters or other events beyond our control. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on the business, our financial condition and results of our operations.

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

Our exploration activities and drilling programs are or will be subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Exploration and drilling is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities.

Costs associated with environmental liabilities and compliance have increased over time, and we expect these costs to continue to increase in the future. We will be required to book reserves for the costs of environmental obligations on our financial statements for such liabilities as our exploration operations proceed.

THE LOSS OF CURRENT MANAGEMENT MAY MAKE IT DIFFICULT FOR US TO OPERATE:

Reliance on Key Personnel

Investors must rely upon the ability, expertise, judgment, discretion, integrity and good faith of our management and directors. The Company's success is dependent upon its management, key personnel and key consultants. The unexpected loss or departure of any of our key officers, employees or consultants could be detrimental to our future success. We do not maintain key man insurance on our management.

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

VOTING CONTROL OF OQI MAY NOT CONTINUE DUE TO DILUTION

At July 18, 2006, we held 12,432,367 common shares of OQI representing 64% of the issued and outstanding shares of OQI. Although we have entered into the Reorganization Agreement with OQI providing for the acquisition of the remaining common shares of OQI that we do not already own, the agreement is subject to a number of conditions precedent, some of which are out of our control. There can be no assurance the transaction contemplated by the Reorganization Agreement will be completed. If the transaction is not completed and if our interest in OQI is diluted, we may lose voting control over OQI.

RISKS RELATING TO OUR COMMON STOCK:

We Have Numerous Outstanding Options, Warrants and Commitments to Issue Shares, Which May Adversely Affect The Price of Our Common Stock

We have reserved 19,730,879 shares of our Common Stock for issuance upon exercise of outstanding options under plans and warrants at prices as low as $0.34 per share. The Company has also agreed to issue: (i) 1,961,900 shares to certain creditors of API; and (ii) 2,702,026 shares pursuant to the penalty provisions of the December, 2005 private placement. Pursuant to the Reorganization Agreement with OQI providing for the acquisition of the remaining common shares of OQI entered into subsequent to April 30, 2006 the Company may be required to issue approximately 74 million shares of its Common Stock for all of the OQI shares not controlled by CanWest.  Any sale into the public market of our Common Stock purchased privately at prices below the current market price could be expected to have a depressive effect on the market price of our Common Stock. See "Market for the Registrant's Common Stock and Related Stockholder Matters - Market Information."

Future Sales of our Common Stock May Cause our Stock Price to Decline

Our stock price may decline by future sales of our shares or the perception that such sales may occur. If we issue additional shares of Common Stock in private financings under an exemption from the registration laws, then those shares will constitute "restricted shares" as defined in Rule 144 under the Securities Act of 1933 (the "Act"). The restricted shares may only be sold if they are registered under the Act, or sold under Rule 144, or another exemption from registration under the Act.

Some of our outstanding restricted shares of Common Stock are either eligible for sale pursuant to Rule 144 or have been registered under the Act for resale by the holders. We are unable to estimate the amount, timing, or nature of future sales of outstanding Common Stock. Sales of substantial amounts of our Common Stock in the public market may cause the stock's market price to decline. See "Market for the Registrant's Common Stock and Related Stockholder Matters - Market Information."

We Do Not Expect to Pay Dividends

We have not paid dividends since inception on our Common Stock, and we do not contemplate paying dividends in the foreseeable future on our Common Stock in order to use all of our earnings, if any, to finance expansion of our business plans.

Lack of Trading Market May Make It Difficult To Sell Our Common Stock

The only trading in our Common Stock is conducted on the Over-the Counter ("OTC") Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock. In addition, our Common Stock is defined as a "penny stock" by rules adopted by the U.S. Securities and Exchange Commission. In such event, brokers and dealers effecting transactions in the Common Stock with or for the account of a customer must obtain the written consent of a customer prior to purchasing the Common Stock, must obtain certain information from the customer and must provide certain disclosures to such customer. These requirements may have the effect of reducing the level of trading in the secondary market, if any, of the Common Stock and reducing the liquidity of the Common Stock.

Our Stock Price Can Be Extremely Volatile

Our Common Stock is traded on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock. There can be no assurance that an active public market will continue for the Common Stock, or that the market price for the Common Stock will not decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of the Common Stock could be subject to wide fluctuations in response to announcements of our business developments or those of our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our Common Stock.

Issuance of Preferred Stock and Our Anti-Takeover Provisions Could Delay or Prevent a Change in Control and May Adversely Affect our Common Stock.

We are authorized to issue 10,000,000 shares of preferred stock which may be issued in series from time to time with such designations, rights, preferences and limitations as our Board of Directors may determine by resolution. The rights of the holders of our Common Stock will be subject to and may be adversely affected by the rights of the holders of any of our preferred stock that may be issued in the future. Issuance of a new series of preferred stock, or providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire, or discourage a third party from acquiring our outstanding shares of Common Stock and make removal of the Board of Directors more difficult. We have no shares of Preferred Stock currently issued and outstanding, however, our Board of Directors adopted a stockholders rights plan in March 2006 and reserved 250,000 shares of Series A Junior Participating Preferred Stock. This stockholders rights plan could have the effect of discouraging, delaying or preventing an acquisition. The Company has no present plans to issue any additional shares of preferred stock.

Item 2.  DESCRIPTION OF PROPERTY

OQI Permit Lands

OQI currently has a direct 100% interest in Saskatchewan Oil Shale Exploration Permits Nos. PS00205, PS00206, PS00207, PS00208, PS00209, PS00210, PS00211, PS00212, PS00213, PS00214, PS00215, PS00216, PS00217, granted on June 1, 2004 under the provisions of the Oil Shale Regulations, 1964, as amended from time to time by the Province of Saskatchewan, subject to certain royalties discussed earlier under "General Development of the Business - Oilsands Quest Inc. - Gross Overriding Royalties on OQI Permit Lands".

The Exploration Permits are subject to rental payments and certain levels of expenditure annually on the applicable lands pursuant to government regulations discussed earlier under "General Development of Business - OQI - Exploration Permits". OQI is in compliance with the current expenditure requirements.

Pasquia Hills Oil Shale Prospect

WPC currently has a 100% interest in Saskatchewan Oil Shale Exploration Permits Nos. PS00185, PS00186, PS00197, and PS00198, granted under the provisions of the Oil Shale Regulations, 1964, as amended from time to time by the Province of Saskatchewan. The permits cover an area of approximately 337,775 acres and are located in east-central Saskatchewan, approximately 200 km northeast of Saskatoon. The WPC permits are scheduled to expire in 2006 unless extensions to the permits are granted or the permit lands are converted to leases. See "General Development of the Business - The Company's Other Business Opportunities - Western Petrochemical Corporation ("Pasquia Hills Oil Shale Prospect")".

Eagles Nest Prospect

Township acquired Alberta Oil Sands Lease No. 7405080355, the Eagles Nest Prospect, in an Alberta Crown Sale. This lease is subject to royalties payable to: (i) the holders of certain CanWest convertible notes (royalties payable at the rate of $0.0058 (CDN) on each barrel of crude bitumen produced, saved and sold from the prospect); and (ii) the Triple 7 Joint Venture (royalties payable at the aggregate rate of $0.009 CDN on each barrel of crude bitumen produced, saved and sold from the prospect, or $382,295 ($450,000 CDN) per year, whichever is greater). The royalty payable to the Triple 7 Joint Venture will be secured by a lien, first charge, or security interest on the prospect. See "General Development of the Business - The Company's Other Business Opportunities - Township Petroleum Corporation ("Eagles Nest Prospect")".

Office Leases

During the fiscal year ended April 30, 2006 we maintained our corporate headquarters at 206-475 Howe Street, Vancouver, British Columbia, Canada V6C 2B3. In May 2006, we relocated our corporate headquarters to Calgary.

OQI maintains it offices at 1005, 550 - 11th Avenue S.W. Calgary, Alberta, T2P 3H6 under a lease at market rates which expires in 2009. OQI leased 4677 square feet of office space on July 1, 2006. The lease is at market rates and expires in 2 years. CanWest and OQI will relocate their corporate offices to 205, 707 - 7th Avenue SW, Calgary Alberta T2P 3H6 on July 24, 2006.

Production

Effective April 30, 2006 we did not have any production or production revenue on any of our properties.

Glossary of Common Terms

The terms defined in this section are used throughout this Form 10-KSB.

API	American Petroleum Institute.

Bbl	Barrel

Bitumen
A highly viscous oil which is too thick to flow in its native state, and which cannot be produced without altering its viscosity. The density of bitumen is generally less than 10 degrees API (as that term is defined by the American Petroleum Institute).

BOEs	Barrels of oil equivalent.

Core hole, Stratigraphic test well, or Exploration Stratigraphic test well
A drilling effort, geologically directed, to obtain information pertaining to a specific geologic condition. Ordinarily, such wells are drilled without the intention of being completed for hydrocarbon production. They include wells for the purpose of core tests and all types of expendable holes related to hydrocarbon exploration.

Stratigraphic test wells are classified as

(a) "exploratory type" if not drilled into a proved property; or

(b) "development type", if drilled into a proved property.

Development type stratigraphic wells are also referred to as
"evaluation wells".

Crude oil
A mixture that consists mainly of pentanes and heavier hydrocarbons, which may contain sulphur and other non-hydrocarbon compounds, that is recoverable at a well from an underground reservoir and that is liquid at the conditions under which its volume is measured or estimated. It does not include solution gas or natural gas liquids.

Degrees API	A measure of hydrocarbon density.

Exploration costs
Costs incurred in identifying areas that may warrant examination and in examining specific areas that are considered to have prospects that may contain oil and gas reserves, including costs of drilling exploratory wells and exploratory type stratigraphic test wells.

In-situ	In its original place; in position; in-situ recovery refers to various methods used to recover deeply buried bitumen deposits, including steam injection, solvent injection and firefloods.

Lease	An agreement granting to the lessee rights to explore, develop and exploit a property.

Reserves
Estimated remaining quantities of crude oil and natural gas and related substances anticipated to be recoverable from known accumulations, from a given date forward, based on:

(a) analysis of drilling, geological, geophysical and engineering data;

(b) the use of established technology; and

(c) specified economic conditions, which are generally accepted as being reasonable, and which are disclosed.

Resources
Those quantities of oil and gas estimated to exist originally in naturally occurring accumulations.

Resources are, therefore, those quantities estimated on a particular date to be remaining in known accumulations plus those quantities already produced from known accumulations plus those quantities in accumulations yet to be discovered.

Resources are divided into:

(a) discovered resources, which are limited to known accumulations; and

(b) undiscovered resources.

Unproved property	A property or part of a property to which no reserves have been specifically attributed.

Working interest	The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and to share in the production.

Item 3.  LEGAL PROCEEDINGS

We were issued a Cease Trade Order by the British Columbia Securities Commission on January 27, 2006 because we did not file trading reports with the B.C. Securities Commission disclosing distributions to B.C. residents. The Cease Trade Order was removed on February 27, 2006 and it did not apply to our securities trading through a market outside Canada.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol CWPC. The following table sets forth the high and low closing prices of the Company's Common Stock during the periods indicated as reported by the Internet source Yahoo Finance (http://finance.yahoo.com). The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Fiscal Quarter	High Bid Price	Low Bid Price
Fiscal Year End April 30, 2006	4th Quarter (2/1/06 - 4/30/06) 3rd Quarter (11/1/05- 1/31/06) 2nd Quarter (8/1/05 - 10/31/05) 1st Quarter (5/1/05 - 7/31/05)	$8.30 $5.52 $3.32 $0.45	$4.01 $1.64 $0.43 $0.37

Fiscal Year End April 30, 2005	4th Quarter (2/1/05 - 4/30/05) 3rd Quarter (11/1/04- 1/31/05) 2nd Quarter (8/1/04 - 10/31/04) 1st Quarter (5/1/04 - 7/31/04)	$0.51 0.38 0.53 0.68	$0.30 0.26 0.32 0.33

The closing price of the Common Stock as reported on July 18, 2006, was $3.73 per share.

Holders

As of July 18, 2006, there were 175 holders of the Company's Common Stock, who collectively held 122,218,808 issued and outstanding shares of Common Stock.

Dividends

The Company did not declare or pay cash or other dividends on its Common Stock during the last two calendar years. The Company has no plans to pay any dividends, although it may do so if its financial position changes.

Equity Compensation Plans Information

The Company's Board of Directors adopted the 2005b and 2006 Stock Option Plans (the "Plan") without stockholder approval. The Plans are intended to provide incentives to officers, employees, consultants and advisers (including members of the Board of Directors), who contribute to the success of the Company by offering them the opportunity to acquire an ownership interest in it. The Board of Directors believes that this also will help to align the interests of our management and employees with the interests of stockholders. The terms of the Plans concerning the incentive options and non-qualified options are substantially the same except that only employees of the Company or its subsidiaries are eligible to receive incentive options. Non-qualified options may be granted to employees, officers and consultants of the Company.

The number of shares reserved for issuance under the Plans is a maximum aggregate so that the number of incentive options and/or non-qualified options that may be granted reduces the number of bonuses which may be granted, and vice versa.

Administration of the Plans

The Plans are administered by the Board of Directors, or a committee appointed by the Board of Directors (the "Committee"). In addition to determining who will be granted options or bonuses, the Committee has the authority and discretion to determine when options and bonuses will be granted and the number of options and bonuses to be granted. The Committee also may determine a vesting and/or forfeiture schedule for bonuses and/or options granted, the time or times when each option becomes exercisable, the duration of the exercise period for options and the form or forms of the agreements, certificates or other instruments evidencing grants made under the Plans. The Committee may determine the purchase price of the shares of Common Stock covered by each option and determine the fair market value per share. The Committee also may impose additional conditions or restrictions not inconsistent with the provisions of the Plans. The Committee may adopt, amend and rescind such rules and regulations as in its opinion may be advisable for the administration of the Plans.

The Committee also has the power to interpret the Plans and the provisions in the instruments evidencing grants made under it, and is empowered to make all other determinations deemed necessary or advisable for the administration of it.

Eligibility

Participants in the Plans may be selected by the Committee from employees, officers, consultants and advisors (including Board members) of the Company and its subsidiary and affiliated companies. The Committee may take into account the duties of persons selected, their present and potential contributions to the success of the Company and such other considerations as the Committee deems relevant to the purposes of the Plans. As of July 18, 2006, there are approximately two employees (including two officers) who are eligible to participate in the Plans.

The grant of options or bonuses under the Plans does not confer any rights with respect to continuation of employment, and does not interfere with the right of the recipient or the Company to terminate the recipient's employment, although a specific grant of options or bonuses may provide that termination of employment or cessation of service as an employee, officer, or consultant may result in forfeiture or cancellation of all or a portion of the bonuses or options.

Adjustment

In the event a change, such as a stock split, is made in our capitalization which results in an exchange or other adjustment of each share of Common Stock for or into a greater or lesser number of shares, appropriate adjustments will be made to unvested bonuses and in the exercise price and in the number of shares subject to each outstanding option. The Committee also may make provisions for adjusting the number of bonuses or underlying outstanding options in the event we effect one or more reorganizations, recapitalizations, rights offerings, or other increases or reductions of shares of our outstanding Common Stock. Options and bonuses may provide that in the event of the dissolution or liquidation of the Company, a corporate separation or division or the merger or consolidation of the Company, the holder may exercise the option on such terms as it may have been exercised immediately prior to such dissolution, corporate separation or division or merger or consolidation; or in the alternative, the Committee may provide that each option granted under the Plans shall terminate as of a date fixed by the Committee.

Other Provisions

The exercise price of any option granted under the Plans must be no less than 100% of the "fair market value" of our Common Stock on the date of grant. Any incentive stock option granted under the Plans to a person owning more than 10% of the total combined voting power of the Common Stock shall be at a price of no less than 110% of the fair market value per share on the date of grant.

The exercise price of an option may be paid in cash, in shares of our Common Stock or other property having a fair market value equal to the exercise price of the option, or in a combination of cash, shares and property. The Committee shall determine whether or not property other than cash or Common Stock may be used to purchase the shares underlying an option and shall determine the value of the property received.

Income Tax Consequences of the Plans

The incentive options issuable under the Plans are structured to qualify for favorable tax treatment to recipients provided by Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). Pursuant to Section 422 of the Code, optionees will not be subject to federal income tax at the time of the grant or at the time of exercise of an incentive option. In addition, provided that the stock underlying the option is not sold within two years after the grant of the option and is not sold within one year after the exercise of the option, then the difference between the exercise price and the sales price will be treated as long-term capital gain or loss. An optionee also may be subject to the alternative minimum tax upon exercise of his options. The Company will not be entitled to receive any income tax deductions with respect to the granting or exercise of incentive options or the sale of the Common Stock underlying the options. The exercise price of incentive options granted cannot be less than the fair market value of the underlying Common Stock on the date the options were granted. In addition, the aggregate fair market value (determined as of the date an option is granted) of the Common Stock underlying the options granted to a single employee which become exercisable in any single calendar year may not exceed the maximum permitted by the Code for incentive options. This amount currently is $100,000. No incentive option may be granted to an employee who, at the time the option would be granted, owns more than ten percent of the outstanding stock of the Company unless the exercise price of the options granted to the employee is at least 110 percent of the fair market value of the stock subject to the option and the option is not exercisable more than five years from the date of grant.

Non-qualified options will not qualify for the special tax benefits given to incentive options under Section 422 of the Code. An optionee does not recognize any taxable income at the time he or she is granted a non-qualified option. However, upon exercise of the option, the optionee recognizes ordinary income for federal income tax purposes measured by the excess, if any, of the then fair market value of the shares over the exercise price. The ordinary income recognized by the optionee will be treated as compensation and will be subject to income tax withholding by the Company (if an employee) or self-employment tax (if a non-employee). Upon an optionee's sale of shares acquired pursuant to the exercise of a non-qualified option, any difference between the sale price and the fair market value of the shares on the date when the option was exercised will be treated as long-term or short-term capital gain or loss. Upon an optionee's exercise of a non-qualified option, the Company will be entitled to a tax deduction in the amount recognized as ordinary income to the optionee (provided that the Company effects withholding with the respect to the deemed compensation if the optionee is an employee).

With respect to bonuses, generally, a grantee will recognize as ordinary income the fair market value of the bonuses as of the date of receipt. If the grantee is an employee, then the grant is compensation and will be subject to income tax withholding by us (if an employee) or self-employment tax (if a non-employee).

The following table gives information about the Company's Common Stock that may be issued upon the exercise of options, warrants and rights under the Company's compensation plans as of April 30, 2006

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation Plans Approved by Stockholders	-0-	$ N/A	-0-

Equity Compensation Plans Not Approved by Stockholders	2,650,000(1)	$2.95	2,000,000

TOTAL	2,650,000(1)	$2.95	2,000,000

(1)
Includes: (i) options to acquire 400,000 shares of Common Stock under the Company’s 2005 Stock Option Plan; (ii) options to acquire 2,050,000 shares of common stock under the Company’s 2006 Stock Option Plan; and (iii) warrants to acquire 200,000 shares of Common Stock pursuant to a consultant agreement with Murdock Capital.

Recent Sales of Unregistered Securities

Following are descriptions of all unregistered equity securities of the Company sold during the last fiscal quarter, excluding transactions that were previously reported on Form 10-QSB or Form 8-K during the period.

On March 27, 2006 the Company issued 99,180 shares of Common Stock to investors pursuant to the conversion of convertible notes. No commission or other remuneration was paid or given in connection with this transaction. The Common Stock was issued in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933 (the "Securities Act").

On March 28, 2006 the Company issued shares of Common Stock upon the cashless exercise of outstanding options as to 96,625 shares of Common Stock to Terry Schorn. No commission or other remuneration was paid or given in connection with this transaction. The Common Stock was issued in reliance on the exemption from registration contained in Section 3(a)(9) or Section 4(2) of the Securities Act.

On April 6, 2006 the Company issued 271,865 shares of Common Stock pursuant to shareholders of WPC pursuant to a purchase agreement. No commission or other remuneration was paid or given in connection with this transaction. The Common Stock was issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act.

On April 11, 2006 the Company issued 69,101 shares of Common Stock to Libra Finance pursuant to the exercise of warrants exercisable at $0.45 per share. No commission or other remuneration was paid or given in connection with this transaction. The Common Stock was issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act.

On April 11, 2006 the Company issued 2,691,877 shares of Common Stock to investors pursuant to the conversion of convertible notes. No commission or other remuneration was paid or given in connection with this transaction. The Common Stock was issued in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act.

On April 13, 2006 the Company issued 287,985 shares of Common Stock to investors pursuant to the conversion of convertible notes. No commission or other remuneration was paid or given in connection with this transaction. The Common Stock was issued in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act.

On April 13, 2006 the Company issued 485,500 shares of Common Stock pursuant to the exercise of warrants. No commission or other remuneration was paid or given in connection with this transaction. The Common Stock was issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act.

On April 18, 2006 the Company issued 227,246 shares of Common Stock to investors pursuant to the exercise of warrants. No commission or other remuneration was paid or given in connection with this transaction. The Common Stock was issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act.

On April 19, 2006 the Company issued (i) 30,477 shares of Common Stock to consultants upon exercise of outstanding options; and (ii) 1,758,311 shares of Common Stock to investors pursuant to the exercise of warrants. No commission or other remuneration was paid or given in connection with this transaction. The Common Stock was issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act.

On April 19, 2006 the Company issued 50,000 shares of Common Stock to consultants upon the cashless exercise of outstanding options. No commission or other remuneration was paid or given in connection with this transaction. The Common Stock was issued in reliance on the exemption from registration contained in Section 3(a)(9) or Section 4(2) of the Securities Act.

On April 19, 2006 the Company issued 1,240,655 shares of Common Stock to investors pursuant to the conversion of convertible notes. No commission or other remuneration was paid or given in connection with this transaction. The Common Stock was issued in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act.

On April 28, 2006 the Company issued 67,500 bonus shares of Common Stock to consultants pursuant to the 2006 Stock Option Plan. No commission or other remuneration was paid or given in connection with this transaction. The Common Stock was issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act.

On April 28, 2006 the Company issued 1,066,006 shares of Common Stock to consultants. No commission or other remuneration was paid or given in connection with this transaction. The Common Stock was issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement about Forward-Looking Statements

This Annual Report on Form 10-KSB includes certain statements that may be deemed to be "forward-looking statements." All statements, other than statements of historical facts, included in this Form 10-KSB that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements. Such forward-looking statements include discussion of such matters as:

•	The amount and nature of future capital, development and exploration expenditures;

•	The timing of exploration activities;

•	Business strategies and development of our business plan and drilling programs; and

•	Potential estimates as to the volume and nature of petroleum deposits that are expected to be found present when lands are developed in a project.

Forward-looking statements also typically include words such as "anticipate", "estimate", "expect", "potential", "could" or similar words suggesting future outcomes. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of oil and natural gas prices, currency exchange rate fluctuations, uncertainties in cash flow, expected acquisition benefits, exploration drilling and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed under the caption "Risk Factors," many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

Plan of Operation. (All amounts are in US dollars unless otherwise indicated.)

The Company, including all of its subsidiaries, is in the exploration stage and does not currently have any income from operating activities. The Company expects to use a majority of its existing working capital on exploration activities to be conducted by its subsidiaries. Each CanWest subsidiary has its own cash requirements for the next twelve months, as described below. These cash requirements will likely be met by loans or capital contributions from CanWest. Management of CanWest intends to raise additional capital through the issuance of equity and or debt to finance operations of its subsidiaries, however, no assurance can be given that the Company will be successful in its exploration activities, in raising additional capital or obtaining other funding necessary to meet the cash requirements of CanWest and each of its subsidiaries.

Oilsands Quest Inc.

As described under "General Development of the Business", OQI completed its initial Phase I exploration drilling program in April, 2006 at a cost of $6,233,599. OQI's current budget for its upcoming exploration programs to be conducted over the next 12 months is $35.6 million ($40 million CDN). The Company is now preparing for its summer exploration program budgeted to cost $4.5 million ($5 million CDN). Subject to regulatory approval, this program will include geophysical evaluation programs and drilling in the area of the west block discovery. Environmental and archaeological survey work will also be undertaken. OQI will conduct a second drilling program in winter 2006, which will consist of 150 holes. Regulatory approval has been received for this program, including the construction of 80 kilometers of new access roads (of which 36 kilometers have already been completed) to link the proposed drill sites. Up to an additional 100 holes may also be drilled in winter 2006 subject to regulatory approval. The budget for the expanded winter program is $31.1 million ($35 million CDN). In this area of Saskatchewan, the winter drilling season, which is dependent on weather conditions, is typically from November to April. Eight drilling rigs and the related infrastructure expenditures have been committed to the 2006 planned work.

To finance the continued exploration activities of OQI, on July 5, 2006, CanWest completed a private placement of 5,668,100 of its Common Stock for gross proceeds of $33,684,009, minus $1,852,659 in commissions paid to the placement agents. The stock was issued on a flow through basis whereby the gross proceeds must be used for exploration in Canada and the tax benefits from that exploration will flow through to the subscribers. CanWest then used the net proceeds of this offering to purchase 703,054 OQI common shares on a flow through basis for $33,684,048 whereby OQI has agreed to renounce an amount of exploration expenditures equal to CanWest's commitment to its subscribers.

OQI believes that it has sufficient funding to complete the upcoming summer and winter 2006 exploration programs. Additional funding will be required if the current exploration programs are increased in scope or changes are made to current plans or if the option to purchase the 2.5% GORR is exercised. Cash requirements over the next two years are expected to be in the $44.7 million ($50 million CDN) to $89.5 million ($100 million CDN) range and will be dependent on the results of the exploration drilling programs, success in obtaining further exploration permits and the ability to finance the planned expenditures.

During the year ended April 30, 2006 OQI incurred the following significant expenditures:

•	OQI completed the purchase of the remaining 51% interest in the Permit Lands by paying $357,540.

•	In total OQI incurred exploration costs of $6,233,599 for the year ended April 30, 2006.

On April 30, 2006 we held 11,729,313 OQI common shares, representing 62.75% of the issued and outstanding shares of OQI. By July 12, 2006, our ownership percentage had increased to 64%. On July 18, 2006, OQI had $35.9 million cash on hand to meet its working capital and exploration activities requirements.

Township Petroleum Corporation

As described under "General Development of the Business", Township acquired the Eagles Nest Oil Sands Lease for $727,187 in August, 2005 and incurred $176,732 in exploration costs while undertaking the planning of an exploration strategy for the Eagles Nest Prospect. We are currently evaluating our exploration strategy for the area and anticipate our exploration budget for the next 12 months to be approximately $4.5 million. In addition, pursuant to Township's acquisition of the option to acquire the 2.5% GORR disclosed under "Gross Overriding Royalties on the OQI Permit Lands", Township will require $16,778,523 ($18,750,000 CDN) to fund the acquisition if we choose to exercise the option. In order to fund Township's requirements we will need to obtain financing. There can be no assurance that financing will be available on reasonable terms, if at all.

Western Petrochemicals Corporation

As described under "General Development of the Business", we completed the acquisition of all the shares of WPC and certain of the Pasquia Hills Oil Shale Permits. We currently have a 100% interest in Saskatchewan Oil Shale Exploration Permits Nos. PS00185, PS00186, PS00197, and PS00198, which cover an area of approximately 337,775 acres. These permits are scheduled to expire in 2006 unless extensions to the permits are granted or the permit lands are converted to leases. At this point in time we have not budgeted any amounts for working the permit lands and we have not made a decision whether to allow the permits to lapse.

During the year ended April 30, 2006 the Company spent $645,798 on an exploration drilling program and we continue to examine the overall prospects for the Pasquia Hills Oil Shale Prospect, including evaluating future drilling programs, investigating commercial potential of the resource identified to date, the acquisition of additional exploration lands and conversion of its existing oil shale exploration permits to development leases, if appropriate.

Other Operations

The Company expended $654,996 in exploration costs related to two farmout projects with Energy 51 Inc. We do not currently intend to participate in future Energy 51 projects. The Company has participated in four joint venture agreements with Apex Engineering Inc. During the year ended April 30, 2006, the Company incurred $234,433 in costs, which have been included in exploration costs. In order to earn our full joint venture interest the Company will need to incur up to an additional $978,291. However, we do not expect to materially participate in any projects in the future.

Liquidity and Capital Resources

During the year ended April 30, 2006 the Company was focused on raising funding to complete the acquisition of the Exploration Permits, the acquisition of the Eagles Nest Oil Sands Lease, to provide funding for its exploration programs and for general working capital purposes. To facilitate these funding requirements the Company raised capital through the issuance of Common Stock and debt.

On June 9, 2005 CanWest issued 7% convertible debentures for an aggregate principal amount of $2,000,000. Pursuant to this offering CanWest issued 500,000, warrants to purchase that same number of shares of Common Stock at an exercise price of $0.45 until June 9, 2007, 5,000,000 warrants to purchase that same number of shares of Common Stock at an exercise price of $0.55 per share until June 9, 2007 and 2,500,000 warrants to purchase that same number of shares of Common Stock at an exercise price of $1.50 until June 9, 2007. In conjunction with this offering CanWest has paid $200,000 in consultants fees and recorded a non-cash financing expense of $1,561791. The balance outstanding pursuant to these convertible debentures as at April 30, 2006 was $0, as a result of the conversion of $2,426,318 of principal and interest into 4,043,864 shares of Common Stock.

During August 2005, to finance the acquisition of the Eagles Nest Prospect CanWest entered into a private placement of its securities whereby CanWest issued 8% convertible debentures with stock purchase warrants for an aggregate principal amount of $5,200,000 (the "Original Offering"). Under the terms of the Original Offering, the debentures are convertible into shares of CanWest’s Common Stock at an exercise price of $0.40 per share. However, pursuant to the subscription agreement, amounts not expended on successful bids, associated costs and first year rentals are to be refunded on a pro-rata basis. The refunded amount totaled $4,472,813, as only $727,187 was used in connection with the acquisition of the Eagles Nest Oil Sands Lease and related costs. Under the terms of the Original Offering, the purchasers will also receive bonus shares of Common Stock equal to 10% of the refunded amount allocable to the respective purchasers, which bonus shares will be issued at the rate of $0.40 per share. Also, purchasers will receive warrants based on one warrant per $0.40 invested, after the refunded amount has been distributed to the purchaser. The warrants are exercisable for two years from the issue date at an exercise price of $0.55 per share of Common Stock.

Effective August 31, 2005, some of the purchasers elected not to receive their pro-rata portion of the refund amount. Rather, those purchasers elected to be included under amended terms to the Original Offering (the "Amended Offering"). Under the terms of the Amended Offering, a purchaser will receive a new convertible promissory note in the amount of their principal investment not refunded which is convertible into shares of CanWest’s Common Stock at a per share conversion price of $0.90 per share. The purchaser will also receive one warrant for each $0.90 of principal invested in the Amended Offering. Each warrant is exercisable to purchase one share of Common Stock at an exercise price of $1.30 per share for one year.

Of the total $5,200,000 raised in the Original Offering, $727,187 convertible notes were issued under the Original Offering along with 1,817,967 warrants to purchase that same number of shares of Common Stock at $0.55 until September 19, 2007, $2,339,602 was refunded along with 584,878 shares of Common Stock at a deemed cost of $233,951 which has been recorded as a non-cash financing expense in 2006, $2,133,186 convertible notes were issued pursuant to the Amended Offering along with 2,370,206 warrants to purchase that same number of shares of Common Stock at $1.30 until September 19, 2006 and 555,670 shares of Common Stock were issued to consultants at a deemed cost of $222,268 which were included in consulting expenses in 2006.

The subscription agreements relating to the Original Offering and Amended Offering contain certain registration rights for the shares of Common Stock issuable upon conversion of the notes, the exercise of the underlying warrants, bonus shares issued and shares of Common Stock issued to consultants. CanWest failed to meet its registration right commitments on a timely basis and as such has accrued $315,151 in penalties. During the year ended April 30, 2006 CanWest issued 1,758,253 shares of Common Stock pursuant to the Original Offering and 2,319,200 shares of Common Stock pursuant to the Amended Offering. As at April 30, 2006 $55,929, including accrued penalties, remained outstanding under the Original Offering which was satisfied by the issuance of 179,961 shares of Common Stock subsequent to April 30, 2006 and $239,999, including accrued penalties, remained outstanding under the Amended Offering which was satisfied by the issuance of 249,051 shares of Common Stock subsequent to April 30, 2006..

During December 2005, CanWest completed a private placement of 15,268,000 units at $1.50 per unit whereby it issued 15,268,000 shares of Common Stock and 7,634,000 warrants at $2.00 until December 12, 2007. Pursuant to this placement CanWest paid consultants $528,870 cash plus 260,580 warrants on similar terms as the issued warrants. In conjunction with this financing CanWest has also granted the investors and consultants certain registration rights whereby CanWest has undertaken to file a resale registration statement covering the shares of Common Stock and shares of Common Stock underlying the warrants within sixty days of closing, otherwise it shall pay a 2% penalty for each month and part of month that it is late in doing so. In addition, CanWest must respond to any queries to that resale registration statement within two weeks of receipt or else be subject to an additional penalty as to 2% for each two weeks thereafter. The penalties are payable, at the unit holders election, in either Common Stock or cash at $1.75 per penalty share. Any penalty shares will also be qualified for resale by the same registration statement. To date CanWest has not filed the required registration statement and estimates that the total number of penalty shares that will need to be issued will be 2,889,371 shares of Common Stock at a deemed cost of $17,312,623, which is included in non cash financing expense as at April 30, 2006.

During the year ended April 30, 2006, CanWest also raised an additional $6,283,876 through the issuance of 9,444,052 shares of Common Stock being issued on the exercise of options and warrants. OQI also raised $7,164,062 through the issuance of Common Stock to shareholders other than CanWest.

As at April 30, 2006 the Company had $22,127,315 in cash available.

Results of Operations

During the year ended April 30, 2006 the primary focus of the Company was completing the acquisition of the Exploration Permits, obtaining funding for exploration programs and accessing and purchasing an additional oil sands property in Alberta, the Eagles Nest Oil Sands Lease. During the year ended April 30, 2005, the primary focus of the Company had been on the exploration of its Pasquia Hills Oil Shale Prospect, completing agreements to purchase the oil sands permits in northwestern Saskatchewan and securing additional funding for the Company.

As a result of the above noted financing activities the Company incurred non-cash financing expenses of $34,047,988 (2005 - $1,959,557). This includes an accrual for a penalty in the amount of $17,312,623 which is related to registration rights granted under our December 2005 private placement registration pursuant to which 2,889,371 penalty shares may be issued. Also included in non-cash financing expenses for the year ended April 30, 2006 was a charge of $2,603,486 related to the extension of the expiry date of 2,380,000 warrants for one year to September 14, 2006. The balance of costs in non-cash financing expense are directly related to the Company’s convertible note financing and the issuance of warrants.

Consulting expenses for the year ended April 30, 2006 of $9,525,155 (2005 - $1,660,055) included stock option compensation expenses of $1,315,453 (2005 - $68,552) related to the issuance of options to consultants. Consulting fees also included fees related to successful financing attempts that were paid in stock and cash and totaled $1,055,993 (2005 - $nil). CanWest paid its directors consulting fees of $966,259 (2005 - $151,500), which included 150,000 bonus shares of Common Stock at a deemed cost of $54,000 and an accrual for an additional 141,667 bonus shares of Common Stock at a deemed cost of $732,408. OQI had consulting expenses of $796,348 (2005 -$136,047), which included $387,858 (2005 -$79,926) paid to its directors and officers. Also included in consulting expenses is $5,066,867 (2005 - $0) pertaining to 3,200,000 shares of Common Stock issued to financial advisors, including 1,000,000 shares of Common Stock to a private company with a CanWest director in common, at a deemed cost of $6,080,000, with the balance being included in prepaid expenses.

Exploration costs for the year ended April 30, 2006 were $8,291,018 and included $6,232,122 in costs related to exploration on the Exploration Permits; $654,995 in costs related to the Sylvan Lake and Barrhead oil and gas prospects; $234,433 in conjunction with the Company’s interests in the technology joint ventures; $176,732 in exploration and related work associated with the Eagles Nest Oil Sand Lease and $645,798 in exploration and related work on the Pasquia Hills Oil Shale Permits. Also included in exploration is $233,333 related to a property that was written off in prior years and $80,000 pertaining to the repurchase of a royalty on the Eagles Nest Oil Sands Lease.

The Company's total exploration costs for the year ended April 30, 2005 were $505,098 and primarily involved the expenditure of $243,365 to do a pre-feasibility study and evaluation of the Pasquia Hills property. The Company also spent $37,004 on exploration work pertaining to its Permit Lands. Pursuant to the agreement the Company has with Energy 51 it agreed to participate in two oil and gas wells and has incurred exploration expenditures of $131,856 related to their exploration. Also included in exploration costs was $86,666 pursuant to an agreement to an interest in a property that was written off in prior years and finally $4,207 in exploration work to maintain the Company's 20% interest in its uranium property.

Advertising and promotion costs during the year ended April 30, 2006 of $2,464,812 were up significantly from the year ended April 30, 2005 where they were $338,428. This increase can be attributed to the engagement of a firm, which has an OQI director in common, to help with the Company's advertising and promotion, whereby they were issued 2,000,000 shares of Common Stock for their services at a deemed cost of $860,000. Also included in advertising and promotional expenses for the year ended April 30, 2006 is $375,750 paid in conjunction with the Company's financings and $109,686 in advertising and promotion paid by OQI.

Professional fees for the year ended April 30, 2006 of $1,055,582 (2005 - $296,941) continues to be major expense of the Company as it incurred costs related to its business evaluation and financing issues. The 2006 balance included $480,240 in legal costs, $128,236 paid to our auditors for audit, tax and related work, $52,496 in costs incurred by OQI and $386,196 in fees paid to employee of the Company of which included 141,667 shares of Common Stock at a deemed cost of $251,470.

In conjunction with its convertible debenture financing the Company incurred $580,718 (2005 - $131,597) in interest costs.

In 2006, the Company maintained two separate offices, one in Calgary for OQI and one in Vancouver for CanWest. It incurred office costs for the year ended April 30, 2006 of $393,501 (2005 - $68,606). Also during 2005 the Company paid $72,000 in management fees that were related to office related activates which it did not pay in 2006. The increase in office related costs can be directly related to the increase volume of activity that the Company experienced during the year ended April 30, 2006. Likewise its rent costs for the year ended April 30, 2006 of $88,286 (2005 - $34,741) have increased as a result of maintaining the two offices. Also, as a result of the increased activity of the Company and its financing activities its travel costs have risen significantly to $131,398 from $29,103 in 2005.The Company’s transfer agent fees for the year ended April 30, 2006 of $170,859 (2005 - $41,311) are up significantly as a result of the increased activity in the trading volume of the Company’s shares; its holding an annual general meeting; and the inclusion of a $65,000 payment to a senior American stock exchange as a listing application.

During much of the year ended April 30, 2006, the Company had a significant cash balance on hand as it has pre-funded its exploration programs, which resulted in interest income of $273,304 (2005 - $nil).

During the year ended April 30, 2006, the Company sold its interest in its subsidiary Anhydride Petroleum (Canada) Inc. for nominal proceeds which resulted in the Company recording a $736,782 recovery of exploration expenses pertaining to accounts payable by the subsidiary. The Company also settled certain of its accounts with WPC creditors at a gain of $199,687 which also was recorded as a recovery of exploration expenses. During the year ended April 30, 2005 the Company down its interest in Earth Energy and incurred a $106,507 charge.

The non-controlling shareholders of OQI share of its loss for the year ended April 30, 2006 was $2,876,686 (2005 - $95,486).

We have no revenues, and our operating results, profitability and future rate of growth depend solely on our ability to successfully implement our business plan and our ability to raise further funding. We currently have approximately $42,463,400 in cash on hand which we plan to utilize for current and or upcoming exploration programs and general working capital purposes. It is expected that the Company will continue to need further funding and we plan to fund future operations by public offerings or private placement of equity or debt securities. However, there can be no assurance that debt or equity financing will be available to us on acceptable terms to meet these requirements.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires companies to establish accounting policies and to make estimates that affect both the amount and timing of the recording of assets, liabilities, revenues and expenses. Some of these estimates require judgments about matters that are inherently uncertain and therefore actual results may differ from those estimates.

A detailed summary of all of the Company's significant accountings policies and the estimates derived there from is included in Note 2 to the Consolidated Financial Statements for the year ended April 30, 2006. While all of the significant accounting policies are important to the Company's consolidated financial statements, the following accounting policies and the estimates derived there from, have been identified as being critical:

•	Foreign currency translation;
•	Properties and exploration stage expenditures;
•	Income taxes; and
•	Stock based compensation.

Foreign currency translation

The Company's operations and activities are conducted principally in Canada; hence the Canadian dollar is the functional currency which is translated into U.S. dollars for reporting purposes as follows:

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

Properties and exploration stage expenditures:

Properties represent the capitalized costs of acquisition of natural resource properties principally, the right to explore for oil sands deposits in the provinces of Alberta and Saskatchewan, Canada and oil shale deposits in the province Saskatchewan, Canada.

All exploration costs incurred to the date of establishing that a property is economically recoverable are charged to operations.

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

Stock-based compensation

Effective May 1, 2005, the Company applied the intrinsic value method of accounting as prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations, in accounting for options granted to employees. As such, compensation expense is recorded on the date of the grant when the market price of the underlying stock exceeds the exercise price. SFAS 123 "Accounting for Stock-based Compensation" establishes accounting and disclosure requirements using the fair value-based method of accounting for stock-based compensation plans. As allowed by SFAS 123, the Company elected to continue to apply the intrinsic value-based method of accounting described above and has adopted the disclosure requirements of SFAS 123, as amended by SFAS 148 effective May 1, 2003.

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

The Company's management has also concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

On March 27, 2006 the Company issued 99,180 shares of Common Stock to investors pursuant to the conversion of convertible notes. No commission or other remuneration was paid or given in connection with this transaction. The Common Stock was issued in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act.

On March 28, 2006 the Company issued shares of Common Stock upon the cashless exercise of outstanding options as to 96,625 shares of Common Stock to Terry Schorn. No commission or other remuneration was paid or given in connection with this transaction. The Common Stock was issued in reliance on the exemption from registration contained in Section 3(a)(9) or Section 4(2) of the Securities Act.

On April 6, 2006 the Company issued 271,865 shares of Common Stock pursuant to shareholders of WPC pursuant to a purchase agreement. No commission or other remuneration was paid or given in connection with this transaction. The Common Stock was issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act.

On April 11, 2006 the Company issued 69,101 shares of Common Stock to Libra Finance pursuant to the exercise of warrants exercisable at $0.45 per share. No commission or other remuneration was paid or given in connection with this transaction. The Common Stock was issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act.

On April 11, 2006 the Company issued 2,691,877 shares of Common Stock to investors pursuant to the conversion of convertible notes. No commission or other remuneration was paid or given in connection with this transaction. The Common Stock was issued in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act.

On April 13, 2006 the Company issued 287,985 shares of Common Stock to investors pursuant to the conversion of convertible notes. No commission or other remuneration was paid or given in connection with this transaction. The Common Stock was issued in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act.

On April 13, 2006 the Company issued 485,500 shares of Common Stock pursuant to the exercise of warrants. No commission or other remuneration was paid or given in connection with this transaction. The Common Stock was issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act.

On April 18, 2006 the Company issued 227,246 shares of Common Stock to investors pursuant to the exercise of warrants. No commission or other remuneration was paid or given in connection with this transaction. The Common Stock was issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act.

On April 19, 2006 the Company issued (i) 30,477 shares of Common Stock to consultants upon exercise of outstanding options; and (ii) 1,758,311 shares of Common Stock to investors pursuant to the exercise of warrants. No commission or other remuneration was paid or given in connection with this transaction. The Common Stock was issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act.

On April 19, 2006 the Company issued 50,000 shares of Common Stock to consultants upon the cashless exercise of outstanding options. No commission or other remuneration was paid or given in connection with this transaction. The Common Stock was issued in reliance on the exemption from registration contained in Section 3(a)(9) or Section 4(2) of the Securities Act.

On April 19, 2006 the Company issued 1,240,655 shares of Common Stock to investors pursuant to the conversion of convertible notes. No commission or other remuneration was paid or given in connection with this transaction. The Common Stock was issued in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act.

On April 28, 2006 the Company issued 67,500 bonus shares of Common Stock to consultants pursuant to the 2006 Stock Option Plan. No commission or other remuneration was paid or given in connection with this transaction. The Common Stock was issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act.

On April 28, 2006 the Company issued 1,066,006 shares of Common Stock to consultants. No commission or other remuneration was paid or given in connection with this transaction. The Common Stock was issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

MANAGEMENT

Unless otherwise indicated in their employment agreement executive officers of the Company are elected by the Board of Directors and serve for a term of one year and until their successors have been elected and qualified or until their earlier resignation or removal by the Board of Directors. There are no family relationships among any of the directors and executive officers of the Company. None of the executive officers are currently involved in any legal proceedings.

The following table sets forth the names and ages of all executive officers and directors and the positions and offices that each person holds with the Company:

Name of Director or Officer and Position in the Company	Officer or Director Since	Age	Office(s) Held and Other Business Experience

T. Murray Wilson, President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors	May, 2006 to present	54
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board from May 1, 2006. Served as Chairman and Managing Partner of Stanway Capital Partners from 2001 to present; and from 1997 to 2000, worked for TD Securities, Inc. as Managing Director and Global Head of Oil & Gas, Head of Investment Banking and Corporate Banking, and Vice Chairman of TD Securities International.

Thornton J. Donaldson Former President, Former Chief Financial Officer and Former Director	1998-2002, 2003 - May, 2006	75
President of the Company from April, 1998 to May 16, 2002 and from September 15, 2003 until May 1, 2006. President of Rich Coast, Inc., an industrial waste treatment company located in Dearborn, Michigan from 1984 to 1993, and a Director of Rich Coast, Inc. from 1993 to 1999. Director of Lorex Resources, Ltd., a mineral exploration company located in Vancouver, B.C. since July 1999. President and sole director of United Corporate Advisers Ltd., a geological and financial consulting business founded by Mr. Donaldson in 1970. Self-employed as a consulting geologist and financial advisor from 1978 through the present.

William G. Timmins Secretary, Former Director and Current OQI Director	1998 to 2006	67
Secretary of the Company since July 1998. Director of the Company from 1998 to 2006. Self-employed as President of WGT Consultants, Ltd. from 1983 to present as a geological consultant for numerous mining companies in Canada, the United States, Central and South America, Australia and New Zealand. Director of Monalta Resources Ltd., a mineral exploration company located in West Vancouver, B.C. from April 1998 to present.

Name of Director or Officer and Position in the Company	Officer or Director Since	Age	Office(s) Held and Other Business Experience

Christopher H. Hopkins OQI President and Chief Executive Officer and OQI Director	2004	52
President, Chief Executive Officer and a director of Oilsands Quest Ltd., a subsidiary of the Company since November 10, 2004. Executive Vice President of Synenco Energy Inc. ("Synenco"), an oil sands exploration company, from October 1999 to September 2004 and a director of Synenco from October 1999 until August 2003. Founder, director and Vice President, Finance of Thunder Road Resources Ltd., a private oil and gas production company, from June 1996 to June 2000. Mr. Hopkins is a management professional and businessman with 25 years of Canadian and international energy and mining experience. He has held executive positions in corporate planning and business development with Suncor Inc.'s Oil Sands Group, Pembina Corporation and Amoco Canada and has additional management experience in environmental control and regulatory affairs in the mining industry. Mr. Hopkins holds a B.Sc. (Chemistry and Biology) from Carleton University and a MBA from Queen's University.

Karim Hirji OQI Chief Financial Officer	2004	43
Chief Financial Officer of Oilsands Quest Inc., a subsidiary of the Company, since November 10, 2004. Vice President, Finance and Chief Financial Officer of Synenco from November 2001 to June 2004. Vice President, Finance and Chief Financial Officer of Anadime Corporation, a public oilfield services company, from September 2000 to October 2001. Manager of Financial Reporting at Enbridge Inc. from January 2000 to April 2000. Corporate Controller from 1999 to January 2000 and Assistant Corporate Controller from 1997 to 1999 of AGRA Inc., a public engineering company. Mr. Hirji brings to the Corporation over 20 years of experience in financial management, including significant treasury, project management and corporate finance skills. Mr. Hirji received his B.Comm from the University of Calgary and CA while articling with Deloitte & Touche LLP.

Name of Director or Officer and Position in the Company	Officer or Director Since	Age	Office(s) Held and Other Business Experience

Romeo D'Angela	2005	48
Director of the Company since October 2005. President and Director of Novadan Capital Ltd., an investment management company, located in Toronto, Ontario, from March 2004 to present. Portfolio Manager of the following companies: (i) Empire Financial Group from December 1998 to October 2003; (ii) of Bona Visa Asst Mgt Ltd. from December 1997 to November 1998; (iii) of Hospitals of Ontario Pension Plan (HOOPP) Inv. Mgt Ltd. from July 1995 to November 1997; and (iv) Scotia Investment Mgt Ltd. from December 1993 to June 1995.

Ronald Phillips	2006	39
Director of the Company since February 2006. A managing member of Saturn Capital Management LLC and the Portfolio Manager for the DKR Saturn Event Driven Program from July 2002 to present. DKR Saturn Event Driven is a $80 million hedge fund affiliated with DKR Capital Inc., located in Stamford, Connecticut. Mr. Phillips is also a director of Admiral Bay Resources, Inc., a Coal Bed Methane company incorporated in British Columbia and traded on the Toronto Stock Exchange.

Roderick Haverslew	2006	61
Director of the Company since March 2006. Vice President of Exploration and a director of Primary Petroleum Corporation, a Canadian oil and gas exploration company located in Calgary, Alberta, from June 2005 to present. With over 25 years of diverse oil and gas experience, Mr. Haverslew has participated in senior management for oil and gas companies, including his position as President of Altamin Resources (1978) Ltd. from February 1978 to present, and Vice President of Exploration at American Leduc Petroleums, Ltd. from January 1994 to February 2000. Mr. Haverslew also served on the Board of Directors of American Leduc Petroleums, Ltd., a Toronto Stock Exchange listed company, for fifteen years.

Except as indicated in the above table, no director of the Company is a director of an entity that has its securities registered pursuant to Section 12 of the Exchange Act.

Audit Committee

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The following persons serve on our audit committee: Ronald Phillips and Roderick Haverslew. Mr. Phillips and Mr. Haverslew are each "independent" as that term is defined in Section  121A of the American Stock Exchange listing standards and in Item 7(d)(3)(iv) of Schedule 14A. Mr. Phillips is the financial expert for the audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the Company's officers and directors and persons who own more than 10% of the Company's outstanding Common Stock to file reports of ownership with the Securities and Exchange Commission ("SEC"). Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of Forms 3, 4, and 5 and amendments thereto furnished to the Company during and for the Company's year ended April 30, 2006, and as of July 18, 2006 there were no directors, officers or more than 10% stockholders of the Company who failed to timely file a Form 3, 4 or 5, other than Thornton J. Donaldson (as to two transactions on two Form 4s), William Timmins (as to thirty-three transactions on five Form 4s), and Romeo D'Angela, (as to two transactions on two Form 4s).

Code of Ethics

On July 28, 2004, our Board of Directors adopted a code of ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. Our code of ethics establishes standards and guidelines to assist our directors, officers, and employees in complying with both the Company's corporate policies and with the law.

Item 10. EXECUTIVE COMPENSATION

Compensation and other Benefits of Executive Officers

The following table sets out the compensation received for the fiscal years April 30, 2006, 2005 and 2004 in respect to each of the individuals who were the Company's chief executive officer at any time during the last fiscal year and the Company's most highly compensated executive officers whose total salary and bonus exceeded $100,000 (the "Named Executive Officers") See "Certain Relationships and Related Transactions".

SUMMARY COMPENSATION TABLE

FISCAL YEAR COMPENSATION								LONG TERM COMPENSATION
								Awards		Payouts
Name and Principal Position	Year	Salary ($)		Bonus ($)			Other Annual Compensation(4)	Securities Underlying Option/SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts ($)	All other Compensation ($)
Thornton Donaldson, President(1)	2006 2005 2004		Nil $1,500 Nil	$ $ $	36,000 110,750(2 22,100(2	) )	Nil Nil Nil	100,000 425,000 130,000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Christopher H. Hopkins(4) OQI President and Chief Executive Officer	2006 2005	$ $	148,091 39,963		Nil Nil		Nil Nil	100,000 Nil	Nil Nil	Nil Nil	$1,736(5 Nil	)
Karim Hirji(4) OQI Chief Financial Officer	2006 2005	$ $	148,091 39,963		Nil Nil		Nil Nil	Nil Nil	Nil Nil	Nil Nil	$1,736(5 Nil	)

(1)	Mr. Donaldson served as President from April, 1998 to May 16, 2002 and from September 15, 2003 to May 1, 2006.
(2)	During 2005, Mr. Donaldson received a bonus of $110,750 (2004 - $22,100) which was paid by the issuance of 425,000 (2004 - 130,000) shares of Common Stock.
(3)	OQI was incorporated on November 20, 1998, but only commenced operations on September 24, 2004.
(4)	Messrs. Hopkins and Hirji became employees of OQI on May 1, 2005. Prior thereto, they were consultants to OQI. All consulting fees charged to OQI are included as salaries.
(5)	Premiums paid on an extended health benefits program and personal use benefits of company vehicles are included herein.

Effective May 1, 2006, the OQI Board of Directors increased the compensation of Mr. Hopkins and Mr. Hirji to $268,456 ($300,000 CDN), and $223,714 ($250,000 CDN) per annum, respectively, and granted Mr. Hopkins 100,000 options to acquire Common Stock at $6.00 per share vesting immediately, 100,000 options to acquire Common Stock at $25.00 per share vesting immediately, 100,000 options to acquire Common Stock at $25.00 per share vesting on completion of the corporate reorganization with OQI, and 100,000 options to acquire Common Stock at $25.00 per share vesting as to 1/3 on the first, second and third anniversary date of the grant; and Mr. Hirji as to 50,000 options to acquire common shares at $6.00 per share vesting immediately, 50,000 options to acquire common shares at $25.00 per share vesting immediately, 50,000 options to acquire common shares at $25.00 per share vesting on completion of the corporate reorganization, and 100,000 options to acquire Common Stock at $25.00 per share vesting as to 1/3 on the first, second and third anniversary date of the grant. All the options granted have a term of five years and are subject to the terms described in "OQI Stock Options".

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

On May 1, 2006, the Company entered into an Executive Employment Agreement with T. Murray Wilson under which Mr. Wilson will receive an annual base salary of $300,000 (CDN) and he is eligible to receive an annual bonus up to 200% of his annual base salary (the "Base Salary"). In addition to the Base Salary, Mr. Wilson will receive: (i) a signing bonus of $100,000; (ii) a further lump sum of $17,000 within 30 days of each of the first, second and third months following the execution of the Employment Agreement; and (iii) a stock option agreement entitling Mr. Wilson to receive 4,000,000 shares of the Company's Common Stock at an exercise price equal to the per-share fair market value on the date of grant and vesting as follows: 1,000,000 on the execution of the Employment Agreement; 1,000,000 upon the conclusion of any amalgamation or other affiliation achieved between the Company and OQI; 1,000,000 upon 12 months completed service; and (iii) 1,000,000 upon 24 months completed service.

According to the severance terms of the Employment Agreement, upon termination of employment by the Company, Mr. Wilson will receive: (i) a lump sum payment equal to the monthly Base Salary (the Base Salary divided by 12) as at the termination date, multiplied by the number of months in the notice period (which is equal to one month for each completed year of service, subject to a minimum of 12 months plus one month for each completed year of service); (ii) a further lump sum payment equal to the value of Mr. Wilson's benefits; (iii) a further lump sum payment equal to the average annual bonus during the term of his employment, divided by 12 and multiplied by the number of months in the notice period; and (iv) accelerated vesting of all unvested stock options granted to Mr. Wilson to the extent such stock options would have vested during the notice period and a period of 90 days from the termination date in which to exercise any unexercised stock options.

Upon a change in control of the Company, Mr. Wilson will be entitled to receive the following compensation: (i) a lump sum payment equal to the monthly Base Salary as at the termination date, multiplied by the number of months in the notice period times 1.5; (ii) a further lump sum payment equal to the value of Mr. Wilson's benefits times 1.5; (iii) a further lump sum payment equal to the average annual bonus, divided by 12 and multiplied by the number of months in the notice period times 1.5; and (iv) the accelerated vesting of all stock options and other unvested incentive compensation granted to Mr. Wilson to the extent such stock options would have vested during the notice period and a period of 90 days from the termination date in which to exercise any unexercised stock options.

OQI has management agreements in place with Christopher H. Hopkins, OQI President and Chief Executive Officer, and Karim Hirji, OQI Chief Financial Officer, effective November 1, 2004. The management agreements provide for annual compensation of $175,000 (CDN) for each of the OQI executive officers following the accomplishment of certain milestones which were achieved by May 1, 2005. OQI is entitled to terminate the management agreements without cause for a payment of amount equal to 1.5 times the annual compensation paid to each of Messrs. Hopkins and Hirji. Upon the occurrence of a change of control (as defined in the management agreements) or certain other triggering events, Mr. Hopkins and Mr. Hirji are entitled to terminate their management agreements and be paid an amount equal to 1.5 times their annual compensation.

There are no other arrangements or understandings between any executive officer and any director or other person pursuant to which any person was selected as a director or an executive officer.

Option/Stock Appreciation Rights ("SAR") Grants during the most recently completed Fiscal Year.

The following table sets out the stock options and stock warrants granted as bonuses, which were granted by the Company during 2006 to the Named Executive Officers.

OPTION/SAR GRANTS IN PREVIOUS YEAR - 2006
INDIVIDUAL GRANTS

Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($)	Expiration Date
Thornton Donaldson(1)	100,000(2)	2.05%	$0.36	Nov 1/06

Christopher H. Hopkins(2)	Nil	N/A	N/A	N/A

Karim Hirji	Nil	N/A	N/A	N/A

(1)	Mr. Donaldson served as President from April, 1998 to May 16, 2002 and from September 15, 2003 to May 1, 2006.

(2)
On May 18, 2005 Donaldson was issued 100,000 options at $0.36 per share until November 1, 2006 which were exercised pursuant to a bonus of $36,000 on January 3, 2006. See "Certain Relationships and Related Transactions".

Aggregated Option/SAR Exercised in Last Financial Year and Fiscal Year-End Option/SAR Values

The following table sets out all option/SARs and warrants granted as bonuses which were exercised by the Named Executive Officers during the most recently completed fiscal year and the values of options/SARs and warrants for such persons as of the end of the most recently completed fiscal year.

AGGREGATED OPTION/SAR EXERCISED IN LAST FINANCIAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised Options/SARs at FY-End ($) Exercisable/ Unexercisable

Thornton Donaldson (1)	100,000	$218,000	Nil	Nil

Christopher H. Hopkins	Nil	Nil	Nil	Nil

Karim Hirji	Nil	Nil	Nil	Nil

(1)	Mr. Donaldson served as President from April, 1998 to May 16, 2002 and from September 15, 2003 to May 1, 2006.

Compensation of Directors.

The Company does not have any standard arrangements pursuant to which the Company's directors are compensated for services as directors.

The directors of the Company are not compensated with cash for their services but they may be compensated with stock options. In addition, no pension or retirement benefit plan has been instituted by the Company and none is proposed at this time. There is no arrangement for compensation with respect to termination of the directors in the event of change of control of the Company.

Each OQI director is eligible to receive stock options of OQI. See "Compensation of OQI Directors". In addition, effective May 1, 2006, the non-management directors of OQI are paid the following fees: (i) a retainer of $3000 per fiscal quarter ($12,000 annually); (ii) a fee of $1,000 for board meetings attended by a director in person or by phone, but not by proxy; (iii) an annual fee of $5,000 for the chairman of any committee of the board of directors; (iv) an annual fee of $1,000 for a member (other than the chairman) of any committee of the board of directors; and (v) a fee of $1,000 for committee meetings attended by a committee member in person or by phone, but not by proxy.

Other Arrangements

During the fiscal year end April 30, 2006, the Company granted the following stock options to the following directors, who are not Named Executive Officers, for their services as directors:

To Romeo D'Angela, the Company granted (i) options to purchase 200,000 shares of Common Stock at an exercise price of $1.50 per share, expiring on October 20, 2007; and (ii) options to purchase 600,000 shares of Common Stock at an exercise price of $2.58 per share, expiring on January 11, 2008.

To Ronald Phillips, the Company granted (i) options to purchase 250,000 shares of Common Stock at an exercise price of $4.62 per share, expiring on February 8, 2008; and (ii) options to purchase 250,000 shares of Common Stock at an exercise price of $4.57 per share, expiring on February 17, 2009.

To Roderick Haverslew, the Company granted (i) options to purchase 250,000 shares of Common Stock at an exercise price of $4.60 per share, expiring on March 9, 2008.

Other Compensation of OQI Directors

The Board of Directors of OQI may from time to time, in its discretion, grant to directors, officers, employees and consultants of OQI the option to purchase OQI shares. The Board of Directors of OQI determines the price per OQI share and the number of OQI shares which may be allotted to each director, officer, employee and consultant and all other terms and conditions of the OQI option. OQI options granted are non-assignable. If prior to the exercise of an OQI option, the holder ceases to be a director, officer, employee or consultant of OQI, or its subsidiary, the option of the holder shall be limited to the number of shares purchasable by him immediately prior to the time of his cessation of office or employment and he will have no right to purchase any other shares. OQI options must be exercised within 60 days of termination of employment or cessation of position with OQI, provided that if the cessation of office, directorship, consulting arrangement or employment was by reason of death, the OQI option must be exercised within 12 months after such death, subject to the expiry date of such option.

During the fiscal year ended April 30, 2006, the following non-employee OQI directors received options to acquire OQI shares as compensation for their services as directors:

Option Holder	Number	Exercise Price ($CDN)	Expiry date

W. Scott Thompson Director	100,000 100,000	$6.00 $3.00	December 15, 2010 August 15, 2010

Thomas Milne Director	100,000 100,000	$0.50 $6.00	November 12, 2009 December 15, 2010

William Timmins Director	100,000 100,000	$0.50 $6.00	November 12, 2009 December 15, 2010

(1)	Directors who are not also officers of OQI.
(2)	These OQI shares underlying these options have been reserved for issuance however the shares have not yet been granted.

Repricing of Options.

None

Item 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of July 18, 2006, the number of shares of the Company's Common Stock and OQI common shares beneficially owned by each of the Company's current directors, the Company's executive officers and each named executive officer, and the number of shares beneficially owned by all of the Company's current directors and named executive officers as a group:

Name and Address of Beneficial Owner	Position	Amount and Nature of CanWest Beneficial Ownership	Percent of CanWest Common stock	Amount and Nature of OQI Beneficial Ownership(9)	Percent of OQI Common stock(9)

T. Murray Wilson Ste 1005, 550 - 11th Ave S.W.Calgary, Alberta T2R 1M7Canada	President, CEO and Chairman	2,016,800(1)	1.6%

Thornton Donaldson Ste 1005, 550 - 11th Ave S.W.Calgary, Alberta T2R 1M7Canada	Former President and CEO	2,912,000(2)	2.4%

William G. Timmins Ste 1005, 550 - 11th Ave S.W.Calgary, Alberta T2R 1M7Canada	Secretary and OQI Director	481,667(3)	*	260,000	1.1%

Romeo D'Angela Ste 1005, 550 - 11th Ave S.W.Calgary, Alberta T2R 1M7Canada	Director	2,731,654(4)	2.2%	-	-

Ronald Phillips Ste 1005, 550 - 11th Ave S.W.Calgary, Alberta T2R 1M7Canada	Director, OQI Director	500,000(5)	*	100,000	0.4%

Roderick Haverslew Ste 1005, 550 - 11th Ave S.W.Calgary, Alberta T2R 1M7Canada	Director	250,000(6)	*	-	-

Christopher Hopkins Ste 1005, 550 - 11th Ave S.W Calgary, Alberta T2R 1M7Canada	OQI President and Director	16,800(7)	*	2,725,000	11.5%

Name and Address of Beneficial Owner	Position	Amount and Nature of CanWest Beneficial Ownership	Percent of CanWest Common stock	Amount and Nature of OQI Beneficial Ownership(9)	Percent of OQI Common stock(9)

Karim Hirji Ste 1005, 550 - 11th Ave S.W.Calgary, Alberta T2R 1M7Canada	OQI Chief Financial Officer and Director	1,000	*	750,000	3.2%

All current directors, executive officers and named executive officers as a group (eight persons)		8,909,921(8)	7.0%	3,835,000	16.2%

* Indicates less than one percent.

(1)
Includes options to acquire 2,000,000 shares of Common Stock that have vested or are expected to vest within 60 days of July 17, 2006; Does not include 2,000,000 shares of Common Stock that vest after 60 days from July 17, 2006. All options are exercisable for 5 years after vesting.

(2)
Includes: (i) 22,000 shares of Common Stock owned by Mr. Donaldson’s spouse; (ii) 955,000 shares of Common Stock owned by United Corporate Advisors, Ltd., of which Mr. Donaldson is a control person; (iii) options to acquire 780,000 shares of Common Stock owned by United Corporate Advisors, Ltd.; and (iv) options to acquire 300,000 shares of Common Stock. These options have vested as of July 17, 2006 and are currently exercisable.

(3)	Includes 110,000 shares of Common Stock owned by Mr. Timmins' spouse.
(4)	Includes: (i) options to acquire 600,000 shares of Common Stock; (ii) options to acquire 200,000 shares of Common Stock; (iii) 96,143 shares of Common Stock underlying warrants; (iv) 262,825 shares of Common Stock underlying warrants; (v) convertible notes to acquire 96,143 shares of Common Stock; (vi) and convertible notes to acquire 262,825 shares of Common Stock. These options, warrants and convertible notes have vested as of July 17, 2006 and are currently exercisable. Also includes: 1,213,718 shares of Common Stock held by Novadan Capital, Ltd., of which Mr. D'Angela has a 25% direct ownership.

(5)	Includes options to acquire 250,000 shares of Common Stock and options to acquire 250,000 shares of Common Stock. These options have vested as of July 17, 2006 and are currently exercisable.
(6)	Includes options to acquire 250,000 shares of Common Stock, which have vested as of July 17, 2006 and are currently exercisable.
(7)	Includes 8,400 shares of Common Stock held by Mr. Hopkins' spouse.
(8)	Includes securities reflected in footnotes 1 - 7.
(9)	Includes options to purchase common shares of OQI.

Security Ownership of Certain Beneficial Owners

As of July 18, 2006, the Company was not aware of any person who beneficially owned, or was known to own beneficially, more than 5% of the Company's outstanding shares of Common Stock.

Securities Authorized for Issuance Under Equity Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	Nil	N/A	Nil

Equity compensation plans not approved by security holders	2,650,000(1)	$2.95	2,000,000

Total	2,650,000(1)	$2.95	2,000,000

(1)
Includes: (i) options to acquire 400,000 shares of Common Stock under the Company’s 2005 Stock Option Plan; (ii) options to acquire 2,050,000 shares of common stock under the Company’s 2006 Stock Option Plan; and (iii) warrants to acquire 200,000 shares of Common Stock pursuant to a consultant agreement with Murdock Capital.

See "Market for the Registrant's Common Stock and Related Stockholder Matters - Equity Compensation Plans Information" for a description of the Company's stock option plans.

Changes in Control

None

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August and September 2005, Mr. D'Angela, a director of the Company, and Novadan Capital LP, an entity controlled by Mr. D'Angela until July 18, 2006, participated in a private placement with the Company whereby the Company issued 8% Convertible Notes. The private placement is described in the Management's Discussion and Analysis section, above. Mr. D'Angela participated in both the Company's Original Offering and the Amended Offering whereas Novadan Capital LP participated only in the Original Offering. Novadan Capital Ltd., an entity controlled by Mr. D'Angela, received a finder's fee of $85,487 in connection with the Original Offering. In December 2005, Novadan Capital Ltd. received 1,000,000 shares of Common Stock at a deemed value of $1,900,000 to provide consulting services to the Company for the six month period ending May, 2006. Novadan will receive a royalty on the Eagles Nest Prospect of 0.0027969 per barrel for previous financing.

The following table summarizes the Company's securities held by Mr. D'Angela and his affiliated entities as of April 30, 2006:

	Common Stock	Shares Underlying Convertible Notes		Shares Underlying Warrants

		$0.40	$0.90	$0.55	$1.30
Romeo D'Angela	Nil	96,143	262,825	96,143	262,825

Novadan Capital LP	59,135	96,143	Nil	96,143	Nil

Novadan Capital Ltd.	1,213,718	Nil	Nil	Nil	Nil

As of April 30, 2006 Mr. D'Angela exercised voting and investment control over all the securities described above. Mr. D'Angela no longer controls Novadan Capital LP as of July 18, 2006 and does not control the Company's Common Stock held by Novadan Capital LP.

The Company paid to William Timmins a consulting fees of $43,389 and issued him 50,000 bonus shares of Common Stock, at a deemed cost of $18,000, during the fiscal year ended April 30, 2006. Included in accounts payable as at April 30, 2006 is an accrual for a termination settlement with Mr. Timmins pertaining to his resignation from the board as to 41,667 bonus shares of Common Stock, at a deemed cost of $215,470 which were issued after April 30, 2006.

United Corporate Advisors ("UCA") is related to the Company due to control by Thornton Donaldson. During the year ended April 30, 2005 UCA converted a $195,000 note into 780,000 shares of Common Stock and 780,000 warrants to purchase that same number of shares of Common Stock at $0.34 per share until September 30, 2005. During the fiscal year ended April 30, 2006 the Company agreed to extend the expiry date of these warrants to September 14, 2006. During the fiscal year ended April 30, 2006 UCA was paid consulting fees of $136,462 and no amount remains owing.

The Company issued Thornton Donaldson 100,000 shares of Common Stock upon exercise of options, at a deemed cost of $36,000, during the year ended April 30, 2006. Also included in accounts payable as at April 30, 2006 is an accrual for a termination settlement with Mr. Donaldson pertaining to his resignation from the board as to 100,000 bonus shares of Common Stock, at a deemed cost of $517,000.

Other than the transactions stated above, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company's outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred since May 1, 2004, or in any proposed transaction, which has materially affected or will affect the Company.

PART IV

Item 13.	EXHIBITS

(a) Exhibits

3.1	Articles of Incorporation.[1,10,12]

3.2	Bylaws. [1]

4.1	2000 Stock Option Plan. [1]

4.2	2002 Stock Option Plan [2]

4.3	2003 Stock Option Plan [3]

4.4	2005 Stock Option Plan. [7]

4.5	2005b Stock Option Plan. [8]

4.6	2006 Stock Option Plan. [9]

4.7	Rights Agreement, dated as of March 9, 2006, between the Company and Computershare Investor Services, Inc., as Rights Agent. [11]

10.1	Agreement between Western Petrochemicals Corp., Powermax Energy, Inc. and Uranium Power Corporation dated April 23, 2004. [4]

10.2	Agreement between Western Canadian Mint, Inc., et al. and Uranium Power Corporation, as amended.[5]

10.3	New Licensing Agreement between Earth Energy Resources, Inc., West Peak Ventures of Canada, Ltd. and CanWest Petroleum Corporation dated March 4, 2005.[7]

10.4	Convertible Note from Oilsands Quest, Inc. due September 29, 2008.[6]

10.5	Sulfoxy Joint Venture Agreement dated April 20, 2005.[7]

10.6	Form of 7% Convertible Note and Warrant issued June 9, 2005.[7]

10.7	Purchase and Sale Agreement with Western Petrochemicals Corp.[7]

10.8	Subscription Agreement between the Company and purchasers, dated August 15, 2005.[10]

10.9	Amendment to Subscription Agreement between the Company and purchasers, dated August 31, 2005.[10]

10.10	Form of 8% Secured Convertible Promissory Note.[10]

10.11	Joint Venture Agreement dated August 9, 2005 between the Company and Triple 7 Energy, Inc., West Peak Ventures of Canada Ltd., Dr. Michael Ranger and Township.[10]

10.12	Subscription Agreement between the Company and purchasers, dated December 12, 2005.[9]

10.13	Form of Warrant, dated December 12, 2005.[9]

10.14	Financing Agreement with Oilsands Quest Inc., November 25, 2005.[9]

10.15	Subscription Agreement with Dynamic Power Hedge Fund, dated December 12, 2005.[9]

10.16	Executive Employment Agreement with T. Murray Wilson, dated May 1, 2006, enclosed herewith.

10.17	Reorganization Agreement, dated June 9, 2006.[13]

10.18	Subscription Agreement for Flow-Through Shares with Subscribers, dated July 5, 2006, enclosed herewith.

10.19	Subscription Agreement for Flow-Through Shares with Oilsands Quest Inc., dated July 5, 2006, enclosed herewith.

10.20	Employment Agreement with Christopher Hopkins, dated November 1, 2004, enclosed herewith.

10.21	Employment Agreement with Karim Hirji, dated November 1, 2004, enclosed herewith.

14	Code of Ethics [4]

21.1	Subsidiaries of the Registrant, enclosed herewith.

23.1	Consent of independent auditors, enclosed herewith.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

__________________
(1)	Incorporated by reference from Form 10-SB, filed October 14, 1999; and Form 8-K, filed November 29, 2004.
(2)	Incorporated by reference from Form S-8, dated March 24, 2003.
(3)	Incorporated by reference from Form S-8, dated June 27, 2003.
(4)	Incorporated by reference from Form 10-KSB dated July 29, 2004.
(5)	Incorporated by reference from Form 10-QSB dated March 22, 2005.
(6)	Incorporated by reference from Form 10-QSB dated December 20, 2004.
(7)	Incorporated by reference from Form 10-KSB dated July 29, 2005.
(8)	Incorporated by reference from Form SB-2 dated December 29, 2005.
(9)	Incorporated by reference from Form 10-QSB dated March 22, 2006.
(10)	Incorporated by reference from Form 10-QSB dated December 14, 2005.
(11)	Incorporated by reference from Form 8-A dated March 13, 2006.
(12)	Incorporated by reference from Form 8-K dated March 13, 2006.
(13)	Incorporated by reference from Form 8-K dated June 14, 2006.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Pannell Kerr Forster ("PKF") serves as our independent registered public accounting firm.

Audit Fees.

Our principal accountant, PKF, billed us aggregate fees in the amount of approximately $39,000 for the fiscal year ended April 30, 2006 and approximately $18,000 for the fiscal year ended April 30, 2005. These amounts were billed for professional services that PKF provided for the audit of our annual financial statements and the review of the financial statements included in our report on 10-KSB.

Audit-Related Fees.

PKF billed us aggregate fees in the amount of $70,000 for the fiscal year ended April 30, 2006 and $36,000 for the fiscal year ended April 30, 2005 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

Tax Fees.

PKF billed us $6,000 for tax compliance for the fiscal year ended April 30, 2006 and nothing for the fiscal year ended April 30, 2005. During the fiscal years ended April 30, 2006 and 2005 PKF did not provide any tax advice.

All Other Fees,

PKF billed us $13,000 in other fees for the fiscal year ended April 30, 2006 and nothing for the fiscal year ended April 30, 2005.Our principal accountant (through its full time employees) performed all work regarding the audit of our financial statements for the most recent fiscal year.

Audit Committee's Pre-Approval Practice

Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the audit committee of the Board of Directors, or unless the services meet certain de minimis standards. The audit committee's charter (adopted February 15, 2006) provides that the audit committee must:

•
Preapprove all audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by §10A(i)(1)(A) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002).

•
Preapprove all non-audit services (other than certain de minimis services described in §10A(i)(1)(B) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002)) that the auditors propose to provide to us or any of our subsidiaries.

The audit committee considers at each of its meetings whether to approve any audit services or non-audit services. In some cases, management may present the request. Since the audit committee was created on february 15, 2006, the audit committee did not pre-approve the "Tax Fees" and "All Other Fees", which were incurred before that date. However, all fees were approved by the entire board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANWEST PETROLEUM CORPORATION

Date: July 20, 2006	By:	/s/ T. Murray Wilson
T. Murray Wilson, Chief Executive Officer and Chairman
(principal executive, financial and accounting officer)

Date: July 20, 2006	By:	/s/ William G. Timmins
William G. Timmins, Secretary

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: July 20, 2006	By:	/s/ T. Murray Wilson
T. Murray Wilson, Director

Date: July 20, 2006	By:	/s/ Ron Phillips
Ron Phillips, Director

Date: July 20, 2006	By:	/s/ Romeo D'Angela
Romeo D'Angela, Director

Date: July 20, 2006	By:	/s/ Rod Haverslew
Rod Haverslew, Director

INDEX TO FINANCIAL STATEMENTS

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
(Stated in U.S. Dollars unless otherwise noted)

INDEX	PAGE NO.

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Stockholders’ Equity (Deficiency)	F-4 to F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 to F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS’ AND DIRECTORS OF CANWEST PETROLEUM CORPORATION (an Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of CanWest Petroleum Corporation (an Exploration Stage Company) as at April 30, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the three years ended April 30, 2006, 2005 and 2004 and the cumulative totals for the exploration stage operations from April 3, 1998 (inception) through April 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the consolidated financial position of the Company as at April 30, 2006 and 2005 and the results of its operations and its cash flows for each of the three years ended April 30, 2006, 2005 and 2004 and the cumulative totals for the exploration stage operations from April 3, 1998 (inception) through April 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

“Pannell Kerr Forster” (signed)
(Registered with PCAOB as “Smythe Ratcliffe”)

Chartered Accountants
Vancouver, Canada
July 20, 2006

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
(U.S. Dollars)

	April 30,
	2006	2005
ASSETS
Current
Cash	$22,127,315	$1,022,175
Accounts receivable	675,764	20,327
Exploration advances and deposits	-	167,283
Prepaid expenses (note 11)	1,013,333	-
	23,816,412	1,209,785
Properties (note 4)	17,831,417	5,773,464
Investment in Energy 51 Inc. (note 5)	310,291	310,291
Other Investments (note 6)	-	816
	$41,958,120	$7,294,356
LIABILITIES
Current
Accounts payable (note 7)	$19,624,206	$2,029,734
Convertible debentures (notes 8)	295,928	876,073
Due to Related Parties (note 14)	58,062	69,689
	19,978,196	2,975,496
Future Income taxes (note 9)	1,080,821	142,594
Non controlling shareholder interest (note 10)	4,735,601	448,224
	25,794,618	3,566,314
Commitments and contingencies (notes 3, 4, 6, 7, 8, 9,
11, 12,13, 14, 15 and 16)

STOCKHOLDERS' EQUITY
Capital Stock
Authorized
250,000,000 Common stock with a par value of $0.001 each
(notes 11, 12 and 13)
10,000,000 Preferred stock with a par value of $0.001 each
Issued
115,046,408 (2005 - 58,408,661) Common stock	115,046	58,409
Treasury Stock	(23)	(23)
Additional Paid-in Capital	77,724,943	13,835,455
Deficit Accumulated During Exploration Stage	(62,640,868)	(9,999,965)
Other Comprehensive Income (Loss)	964,404	(165,834)
	16,163,502	3,728,042
	$41,958,120	$7,294,356

See Notes to the Consolidated Financial Statements

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations
(U.S. Dollars)

				From
				inception on
				April 3, 1998
				Through
	2006	2005	2004	April 30, 2006
Expenditures
Non-cash financing expenses	$34,047,988	$1,959,557	$464,598	$36,472,143
Consulting	9,525,155	1,660,055	391,577	11,835,511
Exploration costs	8,291,018	505,098	99,685	10,115,979
Advertising and Promotion	2,464,812	338,428	211,561	3,338,742
Professional Fees	1,055,582	296,941	176,807	1,777,487
Interest	580,718	131,597	31,797	749,337
Office	393,501	68,606	12,869	500,918
Transfer agent fee	170,859	41,311	13,775	250,118
Travel	131,398	29,103	36,612	282,532
Rent	88,286	34,741	14,916	164,205
Write down of license	-	106,507	-	106,507
Management fee	-	72,000	126,857	414,602
Write-off of exploration property	-	-	-	856,359
Equity loss from investment	-	-	-	19,713
	56,749,317	5,243,944	1,581,054	66,884,153
Other Items
Recovery of exploration costs	(936,469)	-	-	(936,469)
Interest income	(273,304)	-	-	(273,304)
Net loss before income tax recovery
and non-controlling shareholder interest	55,539,544	5,243,944	1,581,054	65,674,380
Income tax recovery	(21,956)	(39,385)	-	(61,341)
Net loss before non-controlling shareholder	55,517,588	5,204,559	1,581,054	65,613,039
interest
Non-controlling shareholder interest	(2,876,685)	(95,486)	-	(2,972,171)
Net loss	$52,640,903	$5,109,073	$1,581,054	$62,640,868
Net Loss Per Share	$(0.64)	$(0.16)	$(0.09)

Weighted Average Number of Shares Outstanding	81,989,009	31,555,958	18,319,647

See Notes to the Consolidated Financial Statements

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity (Deficiency)
From April 3, 1998 (Inception) Through April 30, 2006
(U.S. Dollars)

	Common Stock		Treasury Stock		Additional paid-	Subscriptions	Other Comprehensive	Deficit Accumulated During the Exploration	Total Sockholders' Equity
	Shares	Par Value	Shares	Par Value	in Capital	received	Income	Stage	(Deficiency)

Common stock issued on inception for assets	6,000,000	$6,000	-	$-	$91,834	$-	$-	$-	$97,834
Net loss	-	-	-	-	-	-	-	(700)	(700)
Balance, April 30, 1998	6,000,000	6,000	-	-	91,834	-	-	(700)	97,134
Common stock issued
For subscriptions	1,000,000	1,000	-	-	606,005	-	-	-	607,005
For resource properties	200,000	200	-	-	137,131	-	-	-	137,331
Share issue costs	-	-	-	-	(15,586)	-	-	-	(15,586)
Net loss	-	-	-	-	-	-	-	(210,736)	(210,736)
Common stock returned to treasury for cancellation	(922,500)	(922)	-	-	(554,700)	-	-	-	(555,622)
Balance April 30, 1999	6,277,500	6,278	-	-	264,684	-	-	(211,436)	59,526
Common stock issued for cash	600,000	600	-	-	299,400	-	-	-	300,000
Common stock issued for finder's fee	50,000	50	-	-	24,950	-	-	-	25,000
Treasury stock	-	-	(23,000)	(23)	(15,189)	-	-	-	(15,212)
Share issue costs	-	-	-	-	(25,000)	-	-	-	(25,000)
Net loss	-	-	-	-	-	-	-	(319,714)	(319,714)
Balance, April 30, 2000	6,927,500	6,928	(23,000)	(23)	548,845	-	-	(531,150)	24,600
Common stock issued for
financial services	120,000	120	-	-	59,880	-	-	-	60,000
other comprehensive income	-	-	-	-	-	-	3,534		3,534
Net loss	-	-	-	-	-	-	-	(136,856)	(136,856)
Balance April 30, 2001	7,047,500	$7,048	(23,000)	$(23)	$608,725	$-	$3,534	$(668,006)	$(48,722)

See Notes to the Consolidated Financial Statements

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity (Deficiency)
From April 3, 1998 (Inception) Through April 30, 2006
(U.S. Dollars)

Common Stock		Treasury Stock		Additional paid-	Subscriptions	Other Comprehensive	Deficit Accumulated During the Exploration	Total Sockholders' Equity
Shares	Par Value	Shares	Par Value	in Capital	received	Income	Stage	(Deficiency)

Balance, April 30, 2001	7,047,500	$7,048	(23,000)	$(23)	$608,725	$-	$3,534	$(668,006)	$(48,722)
Common stock issued for cash	987,000	987	-	-	220,113	-	-	-	221,100
Subscriptions received	-	-	-	-	-	112,500	-	-	112,500
Stock option compensation expense	-	-	-	-	77,600	-	-	-	77,600
Other comprehensive income	-	-	-	-	-	-	256	-	256
Common stock deemed to be issued	3,950,000	3,950	-	-	193,550	-	-	-	197,500
Warrants granted on purchase	-	-	-	-	50,000	-	-	-	50,000
Net loss	-	-	-	-	-	-	-	(352,708)	(352,708)
Balance April 30, 2002	11,984,500	11,985	(23,000)	(23)	1,149,988	112,500	3,790	(1,020,714)	257,526
Common stock issued for cash
and settlement of debt	2,300,000	2,300	-	-	299,700	-	-	-	302,000
Subscriptions received	-	-	-	-	-	(112,500)	-	-	(112,500)
Stock option compensation expense	-	-	-	-	76,124	-	-	-	76,124
Other comprehensive income (loss)	-	-	-	-	-	-	(79,340)	-	(79,340)
Net loss	-	-	-	-	-	-	-	(2,289,124)	(2,289,124)
Balance, April 30, 2003	14,284,500	14,285	(23,000)	(23)	1,525,812	-	(75,550)	(3,309,838)	(1,845,314)
Common stock issued
For settlement of debt	1,037,638	1,037	-	-	102,727	-	-	-	103,764
For Cash	3,750,000	3,750	-	-	529,950	-	-	-	533,700
For service	1,620,100	1,620	-	-	207,320	-	-	-	208,940
For property	92,600	93	-	-	36,021	-	-	-	36,114
Stock option compensation expenses	-	-	-	-	89,340	-	-	-	89,340
Beneficial conversion feature of
Convertible debenture and warrants (note 17)	-	-	-	-	464,598	-	-	-	464,598
Other comprehensive income (loss)	-	-	-	-	-	-	(37,014)	-	(37,014)
net loss	-	-	-	-	-	-	-	(1,581,054)	(1,581,054)
Balance, April 30, 2004	20,784,838	$20,785	(23,000)	$(23)	$2,955,768	$-	$(112,564)	$(4,890,892)	$(2,026,926)

See Notes to the Consolidated Financial Statements

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity (Deficiency)
From April 3, 1998 (Inception) Through April 30, 2006
(U.S. Dollars)

Common Stock		Treasury Stock		Additional paid-	Subscriptions	Other Comprehensive	Deficit Accumulated During the Exploration	Total Sockholders' Equity
Shares	Par Value	Shares	Par Value	in Capital	received	Income	Stage	(Deficiency)

Balance, April 30, 2004	20,784,838	$20,785	(23,000)	$(23)	$2,955,768	$-	$(112,564)	$(4,890,892)	$(2,026,926)
Common stock issued for:
Settlement of debt	16,607,161	16,607	-	-	3,752,292	-	-	-	3,768,899
Cash	3,801,972	3,802	-	-	998,555	-	-	-	1,002,357
Services	4,436,566	4,437	-	-	1,245,290	-	-	-	1,249,727
Property	12,778,124	12,778	-	-	2,855,441	-	-	-	2,868,219
Stock option compensation expense	-	-	-	-	68,552	-	-	-	68,552
Beneficial conversion feature of
convertible debentures and warrants	-	-	-	-	1,959,557	-	-	-	1,959,557
Other comprehensive income (loss)	-	-	-	-	-	-	(53,270)	-	(53,270)
Net loss	-	-	-	-	-	-	-	(5,109,073)	(5,109,073)
Balance, April 30, 2005	58,408,661	58,409	(23,000)	(23)	13,835,455	-	(165,834)	(9,999,965)	3,728,042
Common stock issued for:
Cash	24,512,052	24,512	-	-	28,888,364	-	-		28,912,876
Cashless exercise of warrants
and options	10,971,013	10,971	-	-	(10,971)	-	-		-
Property	385,880	385	-	-	500,059	-	-		500,444
Services	11,746,945	11,747	-	-	9,298,262	-	-		9,310,009
Settlement of debt	9,021,857	9,022	-	-	5,449,975	-	-		5,458,997
Stock option compensation expense	-	-	-	-	1,314,505	-	-		1,314,505
Beneficial conversion feature of									-
convertible debenture and warrants	-	-	-	-	18,449,294	-	-		18,449,294
Other comprehensive income									-
Exchange gain on translation	-	-	-	-	-	-	1,130,238		1,130,238
Net loss	-	-	-	-	-	-	-	(52,640,903)	(52,640,903)
Balance, April 30, 2006	115,046,408	$115,046	(23,000)	$(23)	$77,724,943	$-	$964,404	$(62,640,868)	$16,163,502

See Notes to the Consolidated Financial Statements

CANWEST PETROLEUM CORPORATION
(Exploration Stage Company)
Consolidated Statements of Cash Flows
(U.S. Dollars)

				From Inception on
				April 3, 1998
	Year Ended April 30,			Through April 30,
	2006	2005	2004	2006
Operating Activities
Net loss	$(52,640,903)	$(5,109,073)	$(1,581,054)	$(62,640,868)
Non cash adjustments to net loss	-
Non-cash financing expense	34,047,988	1,959,557	464,598	36,472,143
Consulting expenses satisfied by shares	7,497,849	1,161,060	196,940	8,915,849
Exploration costs acquired for shares	352,686	88,667	-	578,684
Advertizing and promotion for shares	1,459,475	-	-	1,459,475
Recovery of exploration expenses	(936,469)	-	-	(936,469)
Equity loss from investment	-	-	-	19,713
Stock option compensation expense	1,314,505	68,552	89,340	1,626,121
Write-off of exploration property	-	-	-	856,359
Write down of license	-	106,507	-	106,507
Income Tax Recovery	(21,956)	(39,385)	-	(61,341)
Minority Interest	(2,876,685)	(95,486)	-	(2,972,171)
Changes In Non-Cash Working Capital
Accounts receivable	(488,154)	(166,892)	(14,168)	(675,764)
Accounts payable	273,235	1,387,136	107,638	2,817,614
Cash Used in Operating Activities	(12,018,429)	(639,357)	(736,706)	(14,434,148)
Investing Activities
Property acquisition	(9,843,580)	(2,786,789)	(82,341)	(13,296,569)
Other Investments	-	(157,491)	(259,308)	(416,799)
Cash Used in Investing Activities	(9,843,580)	(2,944,280)	(341,649)	(13,713,368)
Financing Activities
Issuance of shares for cash	28,885,876	1,002,357	533,700	31,294,269
Common stock returned to treasury	-	-	-	(15,212)
Convertible debentures	4,860,373	2,503,748	1,020,375	8,384,496
Advances from (to) related parties	(11,627)	25,382	(127,084)	653,062
Future Income Taxes	938,227	181,979	-	1,120,206
Shares issued by subsidiary to
non-controlling interest	7,164,062	543,710	-	7,707,772
Cash Provided by Financing Activities	41,836,911	4,257,176	1,426,991	49,144,593
Inflow (Outflow) of Cash	19,974,902	673,539	348,636	20,997,077
Effects of exchange rate changes on cash	1,130,238	-	-	1,130,238
Cash, Beginning of Period	1,022,175	348,636	-	-
Cash, End of Period	$22,127,315	$1,022,175	$348,636	$22,127,315
Non-Cash Financing Activities
Common stock issued for properties	$500,444	$2,868,219	$36,114	$3,837,442
Warrants granted on purchase of properties
properties	$1,713,929	$-	$-	$1,763,929
Common stock issued for services	$8,856,496	$1,249,727	$196,940	$10,388,163
Common stock issued for debt	$5,939,510	$3,768,899	$-	$9,708,409

See Notes to the Consolidated Financial Statements

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Stated in U.S. Dollars unless otherwise noted)

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

CanWest Petroleum Corporation (“CanWest”) together with its subsidiaries (collectively referred to as the “Company”) is in the exploration stage as defined in statement No. 7 of the Financial Accounting Standards Board. The principal business activity is the exploration and development of natural resource properties in Canada.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with United States of America Generally Accepted Accounting Principles (“US GAAP”). The significant accounting polices used in these consolidated financial statements are as follows:

a) Principles of consolidation

These consolidated financial statements include the accounts of CanWest and all of its subsidiaries as follows:

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

-	Oilsands Quest Inc. (“OQI”) in which it held a 62.75% (2005 - 64.89%) interest (note 3 (a));

-	Western Petrochemicals Corp. (“Western Petrochemicals”) in which it holds a 100% (2005 - 97.53%) interest (note 3 (b)); and

-	Township Petroleum Corporation (“Township”), in which it holds a 100% interest (note 3 (c)).

All inter-company transactions and balances have been eliminated.

b) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Stated in U.S. Dollars unless otherwise noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

c) Foreign currency translation

The Company's operations and activities are conducted principally in Canada; hence the Canadian dollar is the functional currency which is translated into U.S. dollars for reporting purposes as follows:

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

d) Cash and Cash Equivalents.

Cash includes cash on deposit and Guaranteed Investments Certificates.

e) Properties and exploration stage expenditures:

Properties represents the capitalized costs of acquisition of natural resource properties principally, the right to explore for oil sands deposits in the provinces of Alberta and Saskatchewan, Canada and oil shale deposits in the province Saskatchewan, Canada.

All exploration costs incurred to the date of establishing that a property is economically recoverable are charged to operations.

f) Income taxes

Income taxes are calculated using the liability method of accounting. Temporary differences arising from the difference between the tax basis of an asset or liability and its carrying amount on the balance sheet are used to calculate deferred income tax liabilities or assets. These standards require that the deferred income tax asset and liabilities be measured using tax rates and laws that are expected to apply when the temporary differences are expected to reverse.

g) Stock-based compensation

Effective May 1, 2005, the Company applied the intrinsic value method of accounting as prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations, in accounting for options granted to employees. As such, compensation expense is recorded on the date of the grant when the market price of the underlying stock exceeds the exercise price. SFAS 123 "Accounting for Stock-based Compensation" establishes accounting and disclosure requirements using the fair value-based method of accounting for stock-based compensation plans. As allowed by SFAS 123, the Company elected to continue to apply the intrinsic value-based method of accounting described above and has adopted the disclosure requirements of SFAS 123, as amended by SFAS 148 effective May 1, 2003.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Stated in U.S. Dollars unless otherwise noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

h) Financial Instruments

(i)	Fair Value

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

i) Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss) arising from foreign currency translation.

j) Loss per share

Loss per share calculations are based on the weighted average number of shares outstanding during the period. Diluted loss per share has not been presented separately as the outstanding warrants are anti-dilutive for each of the periods presented.

k) Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 - Share- Based Payment, which provides interpretive guidance related to SFAS No 123 (R). SFAS No.123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant date fair value of the equity or liability instruments issued. SFAS No, 123 (R) requires liability awards to be re-measured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. Management plans to adopt this statement on the modified prospective basis beginning May 1, 2006, and does not expect adoption of this statement to have a material effect on the Company’s consolidated financial position and results of operations.

In October 2005, the FASB issued FASB Staff Position SFAS No. 123 (R)-2, “Practical Accommodation to Application of Grant Date as Defined in SFAS No. 123 (R)”. FSP 123 (R) -2 provides guidance on the application of grant date as defined in SFAS No. 123 (R). In accordance with this standard a grant date of an award exists if (i) the award is a unilateral grant and (ii) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company will adopt this standard when it adopts SFAS No. 123 (R), and does not anticipate that the implementation of this statement will have a significant impact on its results of operations.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Stated in U.S. Dollars unless otherwise noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

k) Recent accounting pronouncements (continued)

In May 2005, the FASB issued SFAS No.154 ,“Accounting Changes and Error Corrections”, a replacement of APB Opinion 20 and FASB Statement 3. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The Statement is effective for accounting changes made in fiscal years beginning after December 15, 2005. Management does not expect the adoption of this Statement to have a material effect on the Company’s consolidated financial position and results of operations.

In November 2005, the FASB concluded that in their proposed “Accounting for Uncertain Tax Positions - and Interpretation of FASB Statement No. 109” , a benefit recognition model with a two-step approach would be used, with a more-likely-than-not recognition criterion and a best estimate measure attribute. The first step is to evaluate the tax position for recognition be determining if the weight of available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize, which will be measured using the best estimate of the amount that will be sustained. The Tax position should be derecognized when it is no longer more likely than not of being sustained. In January 2006, the FASB concluded that the final Interpretation will be effective as of the beginning of the first annual period beginning after December 31, 2006. The Company is currently evaluating the implication of this Interpretation.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1. “Application of Statement 133 to Beneficial Interests in Securitized Assets.” This Statement:

▪	Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

▪	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

▪
Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financing instruments that contain an embedded derivative requiring bifurcation;

▪	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

▪
Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This statement is effective for all financial instruments acquired or issued after the beginning of fiscal years that begin after September 15, 2006. The Company is currently evaluating the implications of this Statement.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Stated in U.S. Dollars unless otherwise noted)

3. BUSINESS COMBINATIONS

a)       Oilsands Quest Inc. (“OQI”)

During the year ended April 30, 2005, CanWest acquired all of the issued and outstanding shares of OQI, a previously inactive Alberta, company. CanWest and OQI also entered into an agreement whereby OQI acquired a 49% interest in the OQI Exploration Permits (note 4(a)) from a third party for $769,125, the issuance of 50,000 common shares of CanWest and a 2.5% gross overriding royalty. CanWest had another agreement to purchase the remaining 51% interest in the OQI Exploration Permits through the indirect purchase of 100% of the issued and outstanding shares of a private Alberta, Canada company for $1,202,131, plus 2 million common shares of CanWest and the assumption of $0.11 per barrel in royalties. Pursuant to this agreement CanWest agreed to the issuance of 2 million of its shares and assigned the agreement to OQI. During the year ended April 30, 2006, the acquisition of the remaining 51% interest in the OQI Exploration Permits was completed and the private Alberta, Canada, company was merged with OQI. OQI now holds a 100% interest in OQI Exploration Permits, subject to overriding royalties.

In order to secure management and financing for the OQI Exploration Permits OQI issued a number of its own securities, so that on April 30, 2006 CanWest held 62.75% (2005 - 64.89%) of the outstanding OQI common shares (note 10). Included in CanWest’s interest in OQI as at April 30, 2006 are 571,428 OQI common shares that were acquired as part of the purchase of 571,428 units from a third party, whereby each unit consisted of one OQI common share and one OQI share purchase warrant to purchase another common share. CanWest paid $4,932,482 for these units plus 1,500,000 share purchase warrants, whereby each warrant will allow the holder to acquire an additional CanWest common share for $2.00 until December 15, 2007. The $4,069,297 difference between the CanWest cost and the original issue price of these units by OQI and $1,713,929 in non cash financing expense related to the issuance of the warrants has been allocated to property costs.

CanWest has the right of first offer on future financings by OQI.

b) Western Petrochemicals Corp. (“Western Petrochemicals”)

On April 21, 2005 CanWest issued 10,728,124 common shares for a 97.53% interest in Western Petrochemicals, which holds the permits to the Pasquia Hills, Oil Shale Project (note 4(b)). At the time the shares were issued Western Petrochemicals’ liabilities exceeded its assets by $926,200 and this along with $2,209,219 for the common shares issued has been recorded as Pasquia Hill property acquisition costs. On April 6, 2006 CanWest completed the purchase of the remaining 2.47% of Western Petrochemicals through the issuance of 271,865 common shares and recorded a Pasquia Hills property acquisition cost of $375,174.

c) Township Petroleum Corporation (“Township”)

During year ended April 30, 2006 CanWest acquired all of the issued and outstanding shares of Township Petroleum Corporation, a previously inactive Alberta company. Subsequently Township acquired the lease to the Eagles Nest prospect (note 4(c)).

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Stated in U.S. Dollars unless otherwise noted)

4. PROPERTIES

	OQI	Pasquia Hills,	Eagles Nest,
	Oil Sands	Oil Shale	Oil Sands
	Exploration Permits	Exploration Permits	Lease	Total

Balance April 30, 2004	$-	$118,455	$-	$118,455
Acquisition of property	2,360,771	3,294,237	-	5,655,008
Balance April 30, 2005	2,360,771	3,412,692	-	5,773,463
Acquisition of property	10,763,539	441,956	852,459	12,057,954
Balance April 30, 2006	$13,124,310	$3,854,648	$852,459	$17,831,417

a)	OQI Oil Sands Exploration Permits

On September 29, 2004, OQI acquired a 49% interest in certain Oil Shale Exploration Permits (“the Permits”) in northwestern Saskatchewan near the Alberta border. The 49% interest in the permits was acquired from a third party for $769,125, the issuance of 50,000 CanWest common shares, with a deemed value of $19,000, and a 2.5% gross overriding royalty (the “2.5% GORR”). On May 3, 2005, OQI acquired the remaining 51% interest in the Permits for $1,202,131, 2 million CanWest common shares, with a deemed value of $640,000 and the assumption of $0.11 per barrel in royalties which maybe bought down to $0.04 per barrel at any time by paying $7,000,000.

The Permits are granted by the Province of Saskatchewan and provide for the right to explore and work the permit lands in the Province of Saskatchewan for a term of five years to May 31, 2009 or until a lease has been granted for their development. In accordance with the terms of the Permits, OQI relinquished 40% of the total acreage covered by the Permits on May 31, 2005, and was required to relinquish another 40% of the remaining acreage by May 31, 2006. OQI has requested an extension of the 2006 relinquishment from the regulator and will undertake the relinquishment once the regulator makes a decision. As at April 30, 2006, the Permits comprised an area of approximately 847,000 acres and following all relinquishments the Permits will comprise an area of approximately 508,000 acres.

The Permits are subject to annual rental payments and certain levels of expenditures annually pursuant to the terms of the Permits and government regulations. The annual rentals are payable in advance as to $0.018 ($0.02 CDN) per acre for the current year and escalating to $0.089 ($0.10 CDN) per acre in the fifth year. The required exploration expenditures to hold the permits for the current year are $0.036 ($0.04 CDN) per acre and escalate to $0.089 ($0.10 CDN) per acre by the fifth year. As a result of OQI’s exploration activities it is in compliance with its exploration expenditure requirements.

Subsequent to April 30, 2006, Township paid $1,130,927 to the shareholders of a private Alberta company, whose only asset is the 2.5% GORR, to acquire an option to acquire all of the issued and outstanding shares of that company for an additional payment of $16,778,523 ($18,75000 CDN) on or before August 15, 2006.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Stated in U.S. Dollars unless otherwise noted)

4. PROPERTIES (continued)

b) Pasquia Hills, Oil Shale Exploration Permits

During the year ended April 30, 2004, CanWest acquired, from Western Petrochemicals, the right to acquire a 60% joint venture interest in the Pasquia Hills oil shale project, covering approximately 700,000 acres located in the Pasquia Hills area of Saskatchewan. CanWest also acquired the rights to a farm-in agreement on the Pasquia Hills land from a non-related company for 92,000 shares of common stock, with a cost of $36,114, and a cash payment of $29,923.

On April 21, 2005 CanWest issued 10,728,124 common shares for a 97.53% interest in Western Petrochemicals. At the time the shares were issued. Western Petrochemicals liabilities exceeded its assets by $926,200 and this along with $2,209,219 for the common shares issued has been recorded as Pasquia Hill property acquisition costs. On April 6, 2006, CanWest completed the purchase of the remaining 2.47% of Western Petrochemicals through the issuance of 271,865 common shares and recorded a Pasquia Hills property acquisition cost of $375,174.

Subsequent to April 30, 2006, a number of the non-core permits expired and have been returned to the Saskatchewan government. The remaining permits are scheduled to either expire and or be converted to lease during the next twelve months.

c) Eagles Nest, Oil Sands Lease

On June 1, 2005, Township entered into an agreement with three third parties (collectively the Triple 7 Joint Venture) to post, acquire, develop and produce oil sands deposits located in the Athabasca Region of Alberta, Canada (the Triple 7 Joint Venture Agreement). As a result of this agreement, Township acquired one lease consisting of approximately 22,800 acres (the “Eagles Nest, Oil Sands Lease”) at a cost of $727,187. Pursuant to the terms of this agreement CanWest issued the Triple 7 Joint Venture 114,015 of its common shares with a deemed value of $127,432. Township has also agreed to pay the Triple 7 Joint Venture partners, as ongoing fees, $134,228 ($150,000 CDN) in cash or common shares of CanWest (at the discretion of the Company) on the first and second anniversary dates of the agreement. Shares issued under the agreement are subject to "piggyback" registration rights. On the third anniversary date of the agreement Township shall pay to the Triple 7 Joint Venture $402,685 ($450,000 CDN) until such time as the lease is surrendered or a commercial project has been identified. In the event that Township receives a feasibility study, conducted by an independent third party, that indicates that a commercial project is economic and wishes to construct a commercial project, Township is required to notify the Triple 7 Joint Venture. Upon commencement of construction of such a commercial project Township shall pay to the Triple 7 Joint Venture the sum of $5,097,272 ($6,000,000 CDN). In addition to such payments Township has granted each of the three Triple 7 Joint Venture partners a royalty in the acquired leases of $0.27 ($0.03 CDN) on each barrel of crude bitumen produced, saved and sold or $382,295 ($450,000 CDN) per year, whichever is greater. Such royalty is governed by the royalty procedure, which stipulates, among other things, that the royalty will be secured by a lien, first charge or security interest on the royalty lands, and that the royalty is assignable or transferable subject to a right of first offer to Township.

To finance the acquisition of the project CanWest issued convertible debentures pursuant to which Township also granted royalties of $0.0073 CDN on each barrel of crude bitumen produced, saved and sold from the project. CanWest then bought back $0.0015 CDN of the royalties for 200,000 common shares at a deemed cost $80,000, which has been recorded as an exploration expense.

Pursuant to the terms of the lease Townships lease rental payments are $28,864 ($32,256 CDN) per year.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Stated in U.S. Dollars unless otherwise noted)

5. INVESTMENT IN ENERGY 51 INC.

Energy 51 is a privately held Alberta company engaged in the exploration and development of oil and gas primarily in Alberta. On April 7, 2004, CanWest entered into an equity participation and farmout agreement with Energy 51 Inc. (“Energy 51”). Pursuant to this agreement CanWest purchased 1,500,000 common shares of Energy 51 for $310,291 and which represents approximately 1.8% (2005 - 25%) of Energy 51’s issued and outstanding shares.

As part of this agreement CanWest also had the right to participate on all prospects generated by Energy 51 until April 1, 2006. During the year ended April 30, 2005 CanWest agreed to participate in the Sylvan Lake and Barrhead oil and gas prospects and included in exploration costs is $452,577 (2005 -$53,428) and $202,419 (2005 -$78,428) respectively.

6.  OTHER INVESTMENTS

a) Earth Energy License Agreement

On August 12, 2003, CanWest became party to an exclusive license agreement for Canada, Central and South America with Earth Energy Resources Ltd. (“Earth Energy”).

During the year ended April 30, 2005 this license agreement was cancelled and replaced with a new agreement whereby CanWest is to receive 2.5% of gross revenue and 12.5% of net profits from product sold and income earned (the “Royalty”) from products and processes related to certain patented chemical formulations utilized for applications related to the extraction of oil from surface mined tar sands, oil shale and soil reclamation (the “Catalyst”) in Canada. CanWest may also elect to receive a similar Royalty from Central and South America, subject to a payment of $500,000 that may be paid by way of offset and forfeiture of the first $500,000 in Royalties. Earth Energy has the right to name four entities and their affiliates upon which CanWest will only receive 50% of the Royalty. CanWest also has the right to purchase the Catalyst, at cost, and equipment from Earth Energy, at cost plus 25%, for use on any properties that CanWest has a greater than 15% interest. As the present value of this agreement is currently undeterminable, the previously recorded license costs were written down by $106,507 and the licence was recorded as $1 as at April 30, 2005. The remaining balance of $1 was written off to exploration costs during the year ended April 30, 2006.

b) Henday Lake Property

By agreement dated April 13, 1998, CanWest acquired all of the assets of Athabasca Uranium Syndicate (a British Columbia, Canada syndicate) which consisted of cash, the Hocking Lake Property and Henday Lake Property. These properties were acquired in 1997 by the syndicate for $59,459 (CDN - $82,270) being the sellers' historical cost as the sellers were the controlling stockholders. Consideration given to the members of the syndicate was 6,000,000 common stock of CanWest at a par value of $0.001 each.

Pursuant to a letter of intent dated December 1, 2000 with one of its stockholders, CanWest transferred all its rights to the Henday Lake Property to a newly formed company, Uranium Holdings Corporation ("UHC"), a Nevada Corporation. During the year ended April 30, 2006, CanWest determined that this property is not in keeping with its core business and as such its investment of $815 has been written-off to exploration costs.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Stated in U.S. Dollars unless otherwise noted)

6.  OTHER INVESTMENTS (continued)

c)  Joint Ventures

Sulfoxy Joint Venture

During the year ended April 30, 2005, CanWest entered into a joint venture agreement (the “Sulfoxy Joint Venture”) to fund research and development relating to the improvement of bitumen recovery from surface mineable oil sands ore and in-situ recovery of bitumen and heavy oils by oxidation and sulfonation of asphaltenes as to $183,642 ($205,220 CDN) to obtain a 60% interest. Upon earning a 60% interest in the joint venture CanWest may elect to purchase an additional 15% joint venture interest for $1,342,282 ($1,500,000 CDN). During the year ended April 30, 2006 CanWest incurred $126,341 (2005 - $0) in costs, which have been included in exploration costs, related to this joint venture.

NST Joint Venture

During the year ended April 30, 2006, CanWest has entered into a joint venture agreement (the “NST Joint Venture”) to fund research and development relating to non segregated tailing (‘NST”) production technology as to $402,684 ($450,000 CDN) to obtain a 40% interest. During the year ended April 30, 2006 CanWest incurred $30,883 in costs, which have been included in exploration costs, related to this joint venture.

IVPT Joint Venture

During the year ended April 30, 2006, CanWest entered into a joint venture agreement (the “IVPT Joint Venture”) to fund research and development relating to inclined vibrating plate thickener (“IVPT”) technology as to a minimum of $447,427 ($500,000 CDN) to obtain a 40% interest. During the year ended April 30, 2006 CanWest incurred $77,209 in costs, which have been included in exploration costs, related to this joint venture.

CaO Joint Venture

During the year ended April 30, 2006, CanWest entered into a joint venture agreement (the “CaO Joint Venture”) to fund research and development relating to the CaO technology as to $178,971 ($200,000 CDN) to obtain a 50% interest. During the year ended April 30, 2006 CanWest incurred $0 in costs.

 7. ACCOUNTS PAYABLE

Accounts payable at April 30 consists of the following:

Accounts payable and accrued liabilities	$2,311,583	$2,029,734
Penalty share accrual (note 11(g))	17,312,623	-
	$19,624,206	$2,029,734

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Stated in U.S. Dollars unless otherwise noted)

7.  ACCOUNTS PAYABLE (continued)

Included in accounts payable and accrued liabilities as at April 30, 2005 were certain payables related to the Pasquia Hills Oil shale exploration permits which were settled for a gain of $199,687 during the year ended April 30, 2006. Accounts payable and accrued liabilities as at April 30, 2005 also included accounts payable of Anhydride Canada pertaining to its exploration programs which upon the disposition of Anhydride Canada resulted in a gain of $736,782.

8. CONVERTIBLE DEBENTURES

a)
During the year ended April 30, 2004 CanWest issued $1,000,000 of 6% secured convertible debentures with a maturity date of June 1, 2004, which was subsequently extended. These debentures were secured by a general security agreement over all of CanWest’s property. The debentures are convertible into common shares at the lower of 70% of the five-day average closing price of CanWest’s common shares or $0.45 per share, provided that while the debentures are in good standing the conversion price will not be below $0.15 per share. This resulted in a non-cash financing expense to CanWest of $204,705, in 2004. CanWest also issued to the debenture holders 2,666,666 warrants to purchase the same amount of common shares and included in non-cash financing expense in 2004 is $259,893 reflecting the beneficial conversion feature of the warrants.

b)
During the year ended April 30, 2005 CanWest issued $1,500,000 of 6% secured convertible debentures with a maturity date of February 28, 2005, which was subsequently extended. These debentures were secured by a general security agreement over all of CanWest’s property. The debentures are convertible into common shares at the lower of 70% of the five-day average closing price of CanWest’s common shares or $0.45 per share, provided that while the debentures are in good standing the conversion price will not be below $0.15 per share. CanWest also issued to the debenture holders 5,666,166 warrants to purchase the same amount of common shares. As a result of the issuance of these convertible debentures a non-cash financing expense of $1,211,421 was charged to operations in 2005. During the year ended April 30, 2005 this convertible debenture was converted into 11,827,668 common shares and no amount remained outstanding as at April 30, 2005.

c)
During the year ended April 30, 2005 OQI issued $934,500 ($1,100,000 CDN) 3% unsecured convertible debentures which matured as to $254,864 ($300,000 CDN) on February 28, 2008, $84,955 ($100,000 CDN) on April 1, 2008 and $594,682 ($700,000 CDN) on April 15, 2008. The debentures were convertible into common shares of OQI at a rate of $1.06 ($1.25 CDN) for one year following their issuance and then at $1.36 ($1.60 CDN) per share until maturity. In conjunction with this offering OQI also issued 343,750 warrants to purchase that same number of common shares at a price of $1.36 ($1.60 CDN) until the earlier of i) OQI being listed for trading on a recognized stock exchange or ii) the maturity date. As at April 30, 2006 the balance outstanding related to these convertible debentures was $0 (2005 - $876,073).

d)
On June 9, 2005 CanWest issued 7% convertible debentures for an aggregate principal amount of $2,000,000. Pursuant to this offering CanWest issued 500,000, warrants to purchase that same number of common shares at $0.45 until June 9, 2007, 5,000,000 warrants to purchase that same number of common shares at $0.55 per share until June 9, 2007 and 2,500,000 warrants to purchase that same number of common shares at $1.50 until June 9, 2007. In conjunction with this offering CanWest has paid $200,000 to consultants fees and recorded a non-cash financing expense of $1,561791. The balance outstanding pursuant to these convertible debentures as at April 30, 2006 was $0, as a result of the conversion of $2,426,318 of principal and interest into 4,043,864 common shares.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Stated in U.S. Dollars unless otherwise noted)

8.  CONVERTIBLE DEBENTURES (continued)

e)
During August 2005, to finance the acquisition of the Eagles Nest Prospect CanWest entered into a private placement of its securities whereby CanWest issued 8% convertible debentures with stock purchase warrants for an aggregate principal amount of $5,200,000 (the “Original Offering”). Under the terms of the Original Offering, the debentures are convertible to shares of CanWest’s common stock at $0.40 per share. However, pursuant to the subscription agreement, amounts not expended on successful bids, associated costs and first year rentals are to be refunded on a pro-rata basis. The refunded amount totaled $4,472,813, as only $727,187 was used in connection with the acquisition of the Eagles Nest Oil Sands Lease and related costs. Under the terms of the Original Offering, the purchasers will also receive bonus shares equal to 10% of the refunded amount allocable to the respective purchasers, which bonus shares will be issued at the rate of $0.40 per share. Also, purchasers will receive warrants based on one warrant per $0.40 invested, after the refunded amount has been distributed to the purchaser. The warrants are exercisable for two years from the issue date at an exercise price of $0.55 per share.

Effective August 31, 2005, some of the purchasers elected not to receive their pro-rata portion of the refund amount. Rather, those purchasers elected to be included under amended terms to the Original Offering (the “Amended Offering”). Under the terms of the Amended Offering, a purchaser will receive a new convertible promissory note in the amount of their principal investment not refunded which is convertible into shares of CanWest’s common stock at a per share conversion price of $0.90 per share. The purchaser will also receive one warrant for each $0.90 of principal invested in the Amended Offering. Each warrant is exercisable to purchase one share of common stock at an exercise price of $1.30 per share for one year.

Of the total $5,200,000 raised in the Original Offering, $727,187 convertible notes were issued under the Original Offering along with 1,817,967 warrants to purchase that same number of common shares at $0.55 until September 19, 2007, $2,339,602 was refunded along with 584,878 common shares at a deemed cost of $233,951 which has been recorded as a non-cash financing expense in 2006, $2,133,186 convertible notes were issued pursuant to the Amended Offering along with 2,370,206 warrants to purchase that same number of common shares at $1.30 until September 19, 2006 and 555,670 common shares were issued to consultants at a deemed cost of $222,268 which were included in consulting expenses in 2006.

In conjunction with the Original Offering and Amended Offering CanWest has recorded a non-cash financing expense of $1,719,100 in 2006.

The subscription agreements relating to the Original Offering and Amended Offering contain certain registration rights for the shares of common stock issuable upon conversion of the notes, the exercise of the underlying warrants, bonus shares issued and shares issued to consultants. CanWest failed to meet its registration right commitments on a timely basis and as such has accrued $315,151 in penalties. During the year ended April 30, 2006 CanWest issued 1,758,253 common shares pursuant to the Original Offering and 2,319,200 common shares pursuant to the Amended offering. As at April 30, 2006 $55,929, including accrued penalties, remained outstanding under the Original Offering which was satisfied by the issuance of 179,961 common shares subsequent to April 30, 2006 and $239,999, including accrued penalties, remained outstanding under the Amended Offering which was satisfied by the issuance of 249,051 common shares subsequent to April 30, 2006.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Stated in U.S. Dollars unless otherwise noted)

9. FUTURE INCOME TAXES

As at April 30, 2006, CanWest has available a net operating loss carry forward of approximately $19,600,000 (2005 - $8,000,000) which it may use to offset future United States federal taxable income. The net operating loss carry forward, if not utilized, will begin to expire in 2017. A future tax asset approximating $7,640,000 (2005 - $3,120,000) stemming from temporary timing differences between the accounting and tax treatment of certain assets and liabilities, as well as from CanWest’s net operating loss carry forwards, has been reduced by a valuation allowance to $Nil due to uncertainties regarding the utilization of the deferred assets.

OQI has net operating losses of approximately $317,000 (2005 - $246,000). As at April 30, 2006, OQI had a future tax liability related to differences between the accounting and tax values for certain assets. Such a liability stems from the renunciation of exploration expenditures to investors. The net effect of the future tax asset related to operating losses and future tax liability is a future tax liability of approximately $1,080,000 (2005 - $142,594), which has been recognized in these consolidated financial statements.

Western Petrochemicals has net operating losses of approximately $782,000 (2005 - $764,000) that may be applied against future taxable income generated in Canada which begin to expire in 2008. A future tax asset approximating $280,000 (2005 - $272,000) stemming from Western Petrochemicals net operating loss carry forwards, has been reduced by a valuation allowance to $Nil due to uncertainties regarding the utilization of the future tax asset.

Certain of the tax related filings for the above noted companies have not yet been submitted to the appropriate tax authorities. The above noted tax amounts and balances are also subject to review and assessment by the tax authorities and any changes, which may occur as a result of such review or assessment by the tax authorities has not been reflected in these financial statements.

10. NON CONTROLLING SHAREHOLDER INTEREST

At April 30, 2006 and 2005 there were non-controlling shareholder interests in OQI. These interest are comprised of the following:

	2006	2005
Balance, beginning of year	$448,224	$-
Shares issued to OQI Management	-	3,000
Share of net loss of OQI	(2,876,685)	(95,486)
Increase in interest arising from share issuances by OQI	7,164,062	540,710
Balance, end of year	$4,735,601	$448,224
OQI issued the following shares to management and third parties during the years 2005 and 2006:
Management	3,000,000
Private placement including 352,500 flow-through shares	787,500
Balance held by non-controlling interest April 30, 2005
(representing 35.11% of total common shares outstanding)	3,787,500
Private placements including 1,524,875 flow-through shares	1,721,075
Warrants exercised	549,450
Conversion of convertible note	904,434
Balance held by non-controlling interest April 30, 2006
(representing 37.25% of total common shares outstanding)	6,962,459

In conjunction with OQI private placements the Company recorded a non-cash financing charge of $1,282,453 during the year ended April 30, 2006.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Stated in U.S. Dollars unless otherwise noted)

10. NON CONTROLLING SHAREHOLDER INTEREST (continued)

Flow-Through common shares entitle the investor to claim deductions for Canadian income tax purposes for the exploration costs equal to the proceeds. A future income tax liability is recognized at the time of renunciation by the issuer with a corresponding charge to operations.

During 2006 OQI issued 400,000 options to its directors to acquire that number of common shares at $5.11 ($6 CDN) for five years.

Activity in OQI common shares purchase warrants and agents options was as follows to April 30, 2006:

	Number	Weighted Average Exercise Price (CDN)
Issued and outstanding
April 30, 2005	5,875	$2.00
Issued	3,331,016	$4.95
Exercised	(1,120,878)	$1.90
Outstanding April 30, 2006	2,216,013	$6.48

The following summarizes the OQI outstanding common share purchase warrants and agent options at April 30, 2006:

Exercise Price (CDN)	Number Outstanding at April 30, 2006	Weighted Average Remaining Contractual Life
$ 1.60	156,250	1.88 years
$ 2.00	809,763	1.08 years
$10.00	1,250,000	0.50 years
	2,216,013	0.81 years
A summary of OQI stock options is as follows:

	Number	Weighted Average Exercise Price (CDN)
Granted during 2005 and
outstanding April 30, 2005	300,000	$0.50
Granted	500,000	$5.40
Cancelled	(100,000)	$0.50
Outstanding April 30, 2006	700,000	$4.00

The following table summaries information about OQI stock options outstanding at April 30, 2006:

Exercise Price (CDN)	Number Outstanding at April 30, 2006	Number Exercisable at April 30, 2006	Weighted Average Remaining Contractual Life
$0.50	200,000	200,000	3.54 Years
$3.00	100,000	-	4.26 Years
$6.00	400,000	200,000	4.63 Years
	700,000	400,000	4.27 Years

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Stated in U.S. Dollars unless otherwise noted)

11. CAPITAL  STOCK

a) Authorized common shares

During the year ended April 30, 2006 the authorized number of CanWest’s common shares was increased to 250,000,000 from 100,000,000.

b) Treasury stock

During the year ended April 30, 2000 CanWest purchased 23,000 shares of its common stock from the original owners who had acquired the shares prior to April 30, 2000 in a private placement. The common stock was purchased for the same amount as the proceeds from original issue.

(c) Shares issued for services

During the year ended April 30, 2006 CanWest issued 2,000,000 common shares pursuant to an agreement for advertising and promotion, at a deemed cost of $860,000. CanWest also issued 3,200,000 common shares pursuant to consulting agreements, at a deemed cost of $6,080,000, whereby the shares are earned evenly over a six-month period ending May 2006. The deemed value of the contracted services not yet earned of $1,013,333 has been reflected in prepaid expenses. The Company also issued 584,878 bonus common shares, at a deemed cost of $233,951, pursuant to a convertible debt agreement that has been included in non-cash financing expenses. The Company issued 5,962,067 common shares pursuant to agreements with employees and consultants and has recorded related expenses as to $1,120,898 in consulting, $352,686 in exploration which includes $233,333 related to the Anhydride Petroleum Limited Partnership, $27,000 in office, $36,000 in professional fees and $599,475 in advertising and promotion costs.

d) Settlement with Anhydride Canada Creditors

During the year ended April 30, 2004, in an attempt to settle outstanding liabilities of Anhydride Canada, CanWest made an offer to creditors to settle outstanding debts for shares of CanWest at a deemed price of $0.10 per share for every $0.15 CDN of debt held. CanWest has received acceptances from creditors that represents 2,776,560 CanWest common shares. During the year ended April 30, 2004 CanWest issued 287,638 shares pursuant to these agreements and during the year ended April 30, 2005 it issued an additional 493,493 shares. During the year ended April 30, 2006 CanWest issued 33,529 common shares pursuant to these agreements.

e) Anhydride Petroleum Limited Partnership

Pursuant to an agreement between CanWest and Anhydride Petroleum Limited Partnership (the “Limited Partnership”), CanWest agreed to acquire the interests of the Limited Partnership in a property, which Anhydride Canada had an interest in but was written off as of April 30, 2003, for 3,220,000 common shares of CanWest. During the year ended April 30, 2005, 886,666 of these shares were issued and charged to exploration at $0.10 per share. The balances of the shares were issued during the year ended April 30, 2006 and $233,333 was charged to exploration expense.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Stated in U.S. Dollars unless otherwise noted)

11.	CAPITAL STOCK (continued)

f) Debt Settlement

During the year ended April 30, 2005 CanWest also entered into three private placements whereby for the settlement of $476,500 of debt it issued 1,906,000 common shares and 1,586,508 warrants to purchase that same number of common shares at $0.35 each until September 14, 2006. CanWest, also during the year ended April 30, 2005 settled $595,000 in debt owed to related parties through the issuance of 2,380,000 common shares and 2,380,000 warrants to purchase that same number of common shares at $0.34 per share until September 30, 2005.

During the year ended April 30, 2006 CanWest settled $366,000 of debt owed by Western Petrochemicals through the issuance of 850,000 common shares.

g) Private Placements of Common Shares

CanWest received $150,000 in share subscriptions pertaining to a private placement of 1,500,000 shares at $0.10 per share of which 375,000 shares had been issued to April 30, 2002 for net subscriptions received at April 30, 2002 of $112,500. The balance of 1,125,000 shares were issued during the April 30, 2003 year-end. In addition, during the April 30, 2003 year-end, CanWest completed a private placement of 40,000 shares at $0.30 per share for total proceeds of $12,000 and during the year ended April 30, 2004 it completed a private placement of 200,000 shares for proceeds of $40,000.

During the year ended April 30, 2006 CanWest completed a private placement of 15,268,000 units at $1.50 per unit whereby it issued 15,268,000 common shares and 7,634,000 warrants at $2.00 until December 12, 2007. Pursuant to this placement CanWest paid consultants $528,870 cash plus 260,580 warrants on similar terms as the issued warrants. In conjunction with this financing CanWest has also granted the investors and consultants certain registration rights whereby CanWest has undertaken to file a resale registration statement covering the shares and shares underlying the warrants within sixty days of closing, otherwise it shall pay a 2% penalty for each month and part of month that it is late in doing so. In addition, CanWest must respond to any queries to that resale registration statement within two weeks of receipt or else be subject to an additional penalty as to 2% for each two weeks thereafter. The penalties are payable, at the unit holders election, in either common shares or cash at $1.75 per penalty share. Any penalty shares will also be qualified for resale by the same SB2 registration statement. To date CanWest has not filed the required SB2 registration statement and estimates that the total number of penalty shares that will need to be issued will be 2,889,371 common shares at a deemed cost of $17,312,623, which is included in non cash financing expense as at April 30, 2006.

i) Shareholders Rights Plan

As at March 9, 2006 CanWest adopted a shareholders right plan and reserved 250,000 of its preferred shares for issuance pursuant to the exercise of the rights. The rights are designed to have certain anti-takeover effects and as such they will cause substantial dilution to a person or group that attempts to acquire CanWest without conditioning the offer on a substantial number of rights being acquired, or in a manner or on terms not approved by the board of directors of CanWest. The rights, however, should not deter any prospective offeror willing to negotiate in good faith with the board of directors, nor should the rights interfere with any merger or other business combination approved by the board of directors. To effect the shareholders rights plan CanWest declared a distribution of one right to each outstanding share of common stock, payable to shareholders of record on March 23, 2006. This right will be attached to the underlying common share and remain with the common share should the common share be sold or transferred.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Stated in U.S. Dollars unless otherwise noted)

12. STOCK OPTIONS

CanWest has adopted stock option plans at various dates that were not adopted or ratified by shareholders, they may be granted at any price for a period of up to ten years as indicated below:

PLAN	NUMBER AUTHORIZED	GRANTED	EXERCISED	CANCELLED / EXPIRED		OUTSTANDING APRIL 30, 2006		EXERCISE PRICE

2000	1,050,000	1,050,000	1,050,000				NIL	$0.27
2002	1,365,000	1,365,000	1,235,000	(1)	130,000		NIL	$0.12 -$0.36
2003	2,500,000	2,500,000	2,500,000	(2)	NIL		NIL	$0.06 - $0.12
2003(b)	2,500,000	2,450,100	2,450,100	(3)	NIL		NIL	$0.10 - $0.40
2003(c)	2,000,000	2,000,000	2,000,000	(4)	NIL		NIL	$0.17 - $0.40
2004	900,000	900,000	900,000	(5)	NIL		NIL	$0.31 - $0.37
2005	2,000,000	2,000,000	2,000,000	(6)	NIL		NIL	$0.36 - $0.48
2005(b)	2,500,000	950,000	550,000	(7)	NIL	(8)	400,000	$1.50 - $2.00
2006	2,500,000	2,100,000	50,000		NIL	(8)	2,050,000	$1.70 - $4.62

(1) Includes 225,000 issued to consultants for $81,000 bonus
(2) Includes 1,050,000 issued for services
(3) Includes 1,160,000 issued for services
(4) Includes 1,200,000 issued for services and 600,000 for $102,000 bonus
(5) Includes 900,000 issued for services
(6) Includes 2,000,000 issued for services and bonus to consultants
(7) Exercised on a cashless basis
(8) See table below

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees and accordingly no stock based compensation expense has been recorded. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option-pricing model, the pro-forma effect on the Company's net loss and per share amounts would have been as follows:

	2006	2005	2004

Net loss, as reported	$(55,372,244)	$(5,109,073)	$(1,581,054)
Add:
Stock-based expense under the
fair value based method	(4,545,322)	(16,420)	(127,886)

Net loss, pro-forma	$(59,917,566)	$(5,125,493)	$(1,708,940)
Net los per share, as reproted
Add:	$(0.68)	$(0.16)	$(0.09)
Stock-based expense under the
fair value based method	(0.05)	-	-
Net loss per share, pro-forma	$(0.73)	$(0.16)	$(0.09)

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Stated in U.S. Dollars unless otherwise noted)

12.	STOCK OPTIONS (continued)

During the year ended April 30, 2006 2,005,000 (2005 - 2,899,900 / 2004 - 4,020,100) options were granted to consultants. These options were accounted for using the Black-Scholes option-pricing model, which resulted in a stock option compensation expense of $1,315,453 (2005 - $68,552; 2004 - $89,340) that has been included in consulting expenses.

The fair value of each option grant is calculated using the following weighted average assumption:

	2006	2005	2004
Expected life in years	2	5	1
Interest rate	4.28%	3.98%	2.50%
Volatility	107.57%	146.12%	84.01%
Dividend yield	0.00%	0.00%	0.00%

CanWest had outstanding options to purchase that same number of shares as follows:

	Stock option	Exercise	Number of Options
Plan	Expiry Date	Price	2006	2005	2004
SOP 2003(c )	15-Oct-04	$0.17	-	-	600,000
SOP 2003(c )	27-Jan-05	$0.30	-	-	100,000
SOP 2002	15-May-05	$0.25	-	225,000	455,000
SOP 2003(c )	2-Feb-06	$0.30	-	100,000
SOP 2000	21-Aug-06	$0.27	-	850,000	1,050,000
SOP 2005(b)	20-Oct-07	$1.50	400,000	-	-
SOP 2006	1-Jan-07	$1.70	300,000	-	-
SOP 2006	1-Jan-08	$2.00	400,000	-	-
SOP 2006	11-Jan-08	$2.58	600,000	-	-
SOP 2006	8-Feb-08	$4.62	250,000	-	-
SOP 2006	17-Feb-09	$4.57	250,000	-	-
SOP 2006	9-Mar-08	$4.60	250,000	-	-
			2,450,000	1,175,000	2,205,000

Included in the number of options outstanding as at April 30, 2006 are 311,111 options at $2.00 with an expiry date of January 1, 2008 that vest evenly over the following fourteen months and 116,666 options at $1.70 with an expiry date of January 1, 2007 that vest evenly over the following two months. All other options are fully vested.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Stated in U.S. Dollars unless otherwise noted)

13.	STOCK OPTIONS (continued)

The following table summarizes CanWest’s stock option activity for the years 2004 through 2006:

	Number of Options	Exercise Price	Weighted Average Exercise Price
Balance, April 30, 2003	2,415,000	$0.12 to $0.27	$0.24
Granted during year	6,050,100	$0.06 to $0.45	$0.14
Cancelled	(400,000)	$0.25	$0.25
Exercised	(5,760,100)	$0.06 to $0.45	$0.13
Expired	(100,000)	$0.25	$0.25
Balance, April 30, 2004	2,205,000	$0.17 to $0.27	$0.24
Granted during year	2,749,900	$0.30 to $0.48	$0.37
Exercised	(3,649,900)	$0.17 to $0.48	$0.33
Expired	(130,000)	$0.25 to $0.30	$0.29
Balance, April 30, 2005	1,175,000	$0.25 to $0.30	$0.27
Granted during year	4,875,000	$0.36 to $4.60	$1.76
Exercised	(3,375,000)	$0.27 to $2.00	$0.58
Expired	(225,000)	$0.25	$0.25
Balance, April 30, 2006	2,450,000	$1.50 to $4.62	$2.82

13. WARRANTS

CanWest had the following warrants outstanding at April 30:

Expiry	Exercise
Date	Price	2006	2005	2004
6-Jan-05	$0.35	-	-	2,666,666
14-Sep-05	$0.34	-	2,380,000	-
3-Nov-05	$0.35	-	1,791,627	-
14-Sep-06	$0.34	2,380,000	-	-
14-Sep-06	$0.35	-	6,647,963	-
19-Sep-06	$1.30	1,022,630	-	-
19-Sep-07	$0.55	568,111	-	-
12-Dec-07	$2.00	7,894,580	-	-
15-Dec-07	$2.00	1,500,000	-	-
6-Feb-08	$4.50	200,000	-	-
		13,565,321	10,819,590	2,666,666

 CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Stated in U.S. Dollars unless otherwise noted)

13. WARRANTS (continued)

During the year ended April 30, 2004, pursuant to the issuance of $1,000,000 6% secured convertible debentures, CanWest also issued 2,666,666 warrants. Each warrant entitled its holder to purchase an additional common share of CanWest during the period January 6, 2004 to January 6, 2005 at $0.35 per share. The holder of the warrants could elect a cashless exercise of the warrants based on the market value of CanWest’s common shares at the time of exercise. During the year ended April 30, 2005, as an inducement to have the holders exercise, CanWest agreed to reduce the exercise price on 2,222,222 of these warrants to $0.20 per share and they were exercised for cash. CanWest also agreed to issue an additional 2,222,2222 warrants at $0.35 pre share and extend the expiry date on the remaining 444,444 warrants to November 3, 2005 and recorded a non-cash financing expense of $375,715 during the year ended April 30, 2006. Of these re-issued and lengthened expiry dated warrants 875,039 were exercised for cash. As at April 30, 2005 1,791,627 of these warrants remained exercisable. During the year ended April 30, 2006 a total of 1,791,072 of these warrants were exercised, as to 451,855 of the warrants for cash proceeds of $158,149 and 1,339,217 warrants were exercised pursuant to cashless exercise provisions, whereby CanWest issued 841,454 common shares. A total of 555 of these warrants expired unexercised.

During the year ended April 30, 2005, pursuant to the issuance of secured $1,500,000 6% convertible debentures (note 8(b)) CanWest also issued 5,666,166 warrants. Each warrant entitled its holder to purchase an additional common share of CanWest at $0.35 until September 14, 2006. The holder of the warrants may elect a cashless exercise of the warrants based on the market value of CanWest’s common shares at the time of exercise. During the year ended April 30, 2005, 604,711 of these warrants were exercised for cash and 5,061,455 remained outstanding at April 30, 2005. During the year ended April 30, 2006 the remaining warrants were exercised as to 512,300 of the warrants for cash proceeds of $179,305 and 4,549,155 warrants were exercised pursuant to cashless exercise provisions, whereby CanWest issued 2,813,960 common shares.

Pursuant to three private placements during the year ended April 30, 2005, CanWest issued 1,586,508 warrants to purchase that same number of common shares at $0.35 each until September 14, 2006. These warrants were exercised during the year ended April 30, 2006 pursuant to cashless exercise provisions, whereby CanWest issued 1,474,782 common shares. Also during the year ended April 30, 2005, CanWest settled $595,000 in debt pursuant to which it issued 2,380,000 warrants to purchase that same number of common shares until September 14, 2005 which was extended to September 14, 2006 during the year ended April 30, 2006. In conjunction with the extension of these warrants the Company recorded a non-cash financing expense of $2,603,486.

Also during the year ended April 30, 2005 CanWest settled $595,000 in debt owed to related parties through the issuance of 2,380,000 common shares and 2,380,000 warrants to purchase that same number of common shares at $0.34 per share until September 30, 2005 which was extended to September 30, 2006 during the year ended April 30, 2006.

CanWest, during the year ended April 30, 2006, issued as an inducement for early exercising of the warrants with expiry dates of November 3, 2005 and September 14, 2006, 1,945,750 warrants to purchase that same number of common shares at $0.35 until April 30, 2006 and recorded a non-cash financing expense of $286,472. After the issuance all of these warrants were exercised for cash proceeds of $681,013

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Stated in U.S. Dollars unless otherwise noted)

13.	WARRANTS (continued)

In conjunction with the June 9, 2005 convertible debenture CanWest issued i) 500,000 warrants to purchase that same number of common shares at $0.45 until June 9, 2007 of which 431,250 were exercised for cash and the balance issued on a cashless exercise basis whereby 68,750 common shares were issued, ii) 5,000,000 warrants to purchase that same number of common shares at $0.55 per share until June 9, 2007 of which 2,625,000 were exercised for cash and the balance done on a cashless exercise basis whereby 2,216,685 common shares were issued and iii) 2,500,000 warrants to purchase that same number of common shares at $1.50 until June 9, 2007 of which 500,000 were exercised for cash and the balance done on a cashless exercise basis whereby 1,620,005 common shares were issued.

During the year ended April 30, 2006, in conjunction with the financing of the Eagles Nest Project CanWest issued 2,370,206 warrants to purchase that same number of common shares until September 19, 2006 at $1.30 per share and 1,817,967 warrants to purchase that same number of common shares until September 19, 2007 at $0.55 per share. During the year ended April 30, 2006, 1,347,577 of the $1.30 warrants were exercised for cash and 1,249,845 of the $0.55 warrants were exercised for cash.

During December 2005, in conjunction with a private placement of 15,068,000 units at $1.50 per unit CanWest issued 7,894,580 warrants to purchase that same number of common shares at $2.00 per share until December 12, 2007 and recorded a non-cash financing expense of  $9,632,116.

As part of CanWest’s December 2005 purchase of 571,428 OQI common shares and warrants from a third party for $4,932,482, CanWest issued 1,500,000 share purchase warrants whereby each warrant will allow the holder to purchase an additional common share at $2.00 until December 15, 2007 and recorded a non-cash financing expense of $1,713,929.

Also during the year ended April 30, 2006, CanWest issued a consultant a warrant to purchase 200,000 common shares at $4.50 per share until February 6, 2008 and recorded a non-cash financing expense of $667,360.

Subsequent to April 30, 2006, 242,974 of the September 19, 2007 $0.55 warrants were exercised for cash and 439,635 of the September 19, 2006 $1.30 warrants were exercised for cash.

14. RELATED PARTY TRANSACTIONS

The following non-arm's length transactions occurred with parties who are directors and stockholders of the Company.

(a)	CanWest acquired the assets of the Athabasca Uranium Syndicate (note 6(b)), who were related by significant influence, in exchange for 6,000,000 common shares of CanWest.

(b)
During the year ended April 30, 2006, CanWest was charged management fees of $0 (2005 - $72,000) by October Sun, a Nevada Corporation (“October Sun”) from whom CanWest acquired Anhydride USA. October Sun was related to CanWest by way of significant influence. As of April 30, 2006, $58,062 (2004 - $58,062) was owed to October Sun, without interest or stated terms of repayment. On September 14, 2004 October Sun converted $400,000 into 1,600,000 common shares and 1,600,000 warrants to purchase that same number of common shares at $0.34 per share until September 14, 2005. During the year ended April 30, 2006 the expiry date on the warrants was extended to September 14, 2006.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Stated in U.S. Dollars unless otherwise noted)

14.	RELATED PARTY TRANSACTIONS (continued)

(c)
As at April 30, 2003 a total of $33,200 was due to an officer. During the year ended April 30, 2004 $30,000 of this amount was settled by the officer exercising an option to acquire 300,000 common shares. During the year ended April 30, 2004 this officer was paid management fees of $54,857, which included $30,000 paid by way of issuing him an additional 300,000 common shares. As at April 30, 2004 no amounts were owed to this officer.

(d)	The Company accrued fees of $3,271 in 2003 to a director and officer, included in advertising and promotion expenses, that were written off during 2004.

(e)
United Corporate Advisors ("UCA") is related to the Company by way of common directors. As of April 30, 2006 $0 (2005 - $11,627) was owed to UCA and included in due to related parties. On September 14, 2004 UCA converted $195,000 into 780,000 common shares and 780,000 warrants to purchase that same number of common shares at $0.34 per share until September 14, 2005. During the year ended April 30, 2006 the expiry date on the warrants was extended to September 14, 2006. Also during the year ended April 30, 2006 UCA was paid consulting fees of $136,462.

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

During the year ended April 30, 2006 the Company paid consulting fees of $43,389 to a director of the Company. CanWest also issued directors 150,000 bonus shares at a deemed cost of $54,000 that was included in consulting expenses. Included in accounts payable and included in consulting expenses as at April 30, 2006 is $732,470 relating to 141,667 bonus shares issued to directors after April 30, 2006.

(g)
Also during the year ended April 30, 2006 a private company with a director in common received 1,000,000 common shares at a deemed cost of $1,900,000 to provide consulting services to the Company for the six month period ending May 2006 and it also received consulting fees of $85,487 and a royalty on the Eagles Nest prospect of $0.0027969 per barrel.

(h)
During the year ended April 30, 2006 OQI paid its President and CEO $148,091 (2005 - $39,963), Chief Financial Officer $148,091 (2005 - $39,963) and Vice President, of Exploration $91,676 (2005 - $0). All of these officers are paid pursuant to management agreements which contain change of control and termination clauses whereby OQI has agreed to pay the officers, subject to certain conditions, an amount of up to one and one-half times their annual pay should they be terminated for reasons other than cause or certain triggering events occur.

(i)
A private company with directors in common was issued 2,000,000 common shares of CanWest, at a deemed cost of $860,000, which has been included in advertising and promotion expense for the year ended April 30, 2006.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Stated in U.S. Dollars unless otherwise noted)

15.	COMPREHENSIVE LOSS

	2006	2005	2004
Net Loss	$(52,640,903)	$(5,109,073)	$(1,581,054)
Other comprehensive income (loss)	1,130,238	(53,270)	(37,014)
	$(51,510,665)	$(5,162,343)	$(1,618,068)

16.	SUBSEQUENT EVENTS

a)
On June 9, 2006, CanWest entered into an agreement with OQI that provided for the combination of the two companies. Under the terms of the agreement and subject to shareholder and regulatory approvals, each of the common shares of OQI not already owned by CanWest will be exchanged for 7.95 exchangeable shares of OQI, subject to closing adjustments. Each exchangeable share may be exchanged for one common share of CanWest. Based on the number of OQI’s fully diluted shares CanWest estimates that it may be required to issue up to 74 million of its common shares should all of the OQI shares not controlled by CanWest be exchanged. In conjunction with closing of this agreement the Company has committed to paying $2,147,651 ($2,400,000 CDN) in costs to third parties plus 35,000 OQI common shares.

b)
Also subsequent to April 30, 2006, CanWest completed a private placement of 5,668,100 flow through common shares for gross proceeds of $33,684,009. These common shares have been issued on a flow through basis whereby the proceeds must be used for exploration in Canada and the tax benefits from that exploration will flow through to the subscribers. The agreement calls for CanWest to become a reporting issuer in Alberta Canada on or before September 3, 2006 and that should CanWest fail to do this that CanWest will issue an additional 566,810 flow though common shares. In conjunction with this financing CanWest has paid finders fees of $1,852,659 and has entered into a subscription agreement with OQI whereby it has purchased 703,054 OQI flow through common shares for $33,684,048.

c)
On May 1, 2006, CanWest entered into an executive employment agreement with its new chief executive officer whereby that officer received options under the 2006 stock option plan as to 4,000,000 common shares exercisable at $6.75 per share and vesting as to 1 million immediately, 1 million upon attaining certain reorganization goals of the Company related to OQI, 1 million on May 1, 2007 and 1 million on May 1, 2008. CanWest also agreed to pay him a signing bonus of $135,123 ($151,000 CDN) and $268,456 ($300,000 CDN) per year in salary. This agreement also contains termination clauses whereby CanWest has agreed to pay, subject to certain conditions, an amount equal to one and one half times his annual salary, benefits and bonuses and an acceleration of the vesting period of options outstanding should he be terminated for reasons other than cause or CanWest undergo a change in control.

d)
In addition to the options noted above CanWest also issued 300,000 options at $6.00 until May 18, 2008 and 30,000 options at $6.00 until May 18, 2009. Also after April 30, 2006 CanWest issued 205,334 bonus shares to its employees and officers. The deemed cost of these bonus shares being $1,061,680 has been included in accounts payable as at April 30, 2006.

e)	In support of an expanded drilling program on the OQI Exploration Permits OQI has committed to the purchase of a $3,579,418 ($4,000,000 CDN) portable residence camp facility.

f)	OQI has entered into an office lease whereby its lease commitments will be $158,389 ($177,000 CDN) for the next two years.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Stated in U.S. Dollars unless otherwise noted)

16.	SUBSEQUENT EVENTS (continued)

g)
On May 1, 2006 OQI granted options to its employees and directors to allow them to acquire up to 1,230,000 OQI common shares for up to five years. Of these options 315,000 have an exercise price of $5.37 ($6.00 CDN) and are immediately vested; 215,000 have an exercise price of $22.37 ($25.00 CDN) and vest immediately; 400,000 have an exercise price of $22.37 ($25.00 CDN) and vest upon certain performance conditions being met; and 300,000 have an exercise price of $22.37 ($25.00 CDN) and vest as to one third on each of the first, second and third anniversaries of the date of grant.

h)
Also effective May 1, 2006, the OQI Board of Directors increased the compensation paid to OQI’s President, Chief Financial Officer and Vice President of Exploration whereby they are now paid $268,456 ($300,000 CDN), $223,714 ($250,000 CDN), and $223,714 ($250,000 CDN) per annum, respectively.