Form 10QSB
period 2006-07-31
CANWEST PETROLEUM CORP
filed 2006-09-14
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to                                         .
COMMISSION FILE NUMBER: 0-27659
CANWEST PETROLEUM CORPORATION
(Exact name of small business issuer as specified in its charter)

Colorado	98-0461154

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
205, 707 - 7th Avenue SW, Calgary, Alberta, Canada T2P 3H6
(Address of principal executive offices)
(403) 263-1623
(Issuer’s telephone number)
Suite 1005, 550 - 11th Avenue S.W., Calgary, Alberta CANADA T2R 1M7
(Former name, former address and former fiscal year, if changed since last report)
Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the issuer’s classes of common equity, as of September 8, 2006 was 129,429,802 shares of common stock.
Transitional Small Business Disclosure Format (check one): YES ☐ NO ☑

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Three Months Ended July 31, 2006 and 2005
(Stated in U.S. Dollars unless otherwise noted)
(Unaudited – Prepared by Management)
INDEX TO INTERIM FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Stockholders’ Equity	F-3
Consolidated Statements of Cash Flows	F-4
Notes to Consolidated Financial Statements	F-5 to F-20
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
(U.S. Dollars)

	July 31,	April 30,
	2006	2006
	(Unaudited)	(Note 16)
ASSETS
Current
Cash (note 2 (f))	$50,578,956	$22,127,315
Accounts receivable	859,662	675,764
Prepaid expenses	—	1,013,333

	51,438,618	23,816,412
Properties (notes 4 and 16)	35,062,763	17,123,098
Investment in Energy 51 Inc. (note 5)	310,291	310,291

	$86,811,672	$41,249,801

LIABILITIES
Current
Accounts payable (note 6)	$17,826,973	$19,624,206
Convertible debentures (note 7)	—	295,928
Due to related parties (note 12)	58,062	58,062

	17,885,035	19,978,196
Future Income taxes	861,082	1,080,821
Non controlling shareholder interest (note 8)	16,323,010	4,735,601

	35,069,127	25,794,618

Commitments and contingencies (notes 3, 4 ,9, 10, 11, 12, 14 and 15)
STOCKHOLDERS’ EQUITY
Capital Stock
Authorized
250,000,000 Common stock with a par value of $0.001 each (notes 9, 10 and 11)
10,000,000 Preferred stock with a par value of $0.001 each (notes 9 and 15)
Issued
122,218,808 Common stock	122,219
115,046,408 Common stock		115,046
Treasury Stock	(23)	(23)
Additional Paid-in Capital	134,705,435	77,724,943
Deficit Accumulated During Exploration Stage	(82,586,393)	(62,640,868)
Other Comprehensive Income (Loss)	(498,693)	256,085

	51,742,545	15,455,183

	$86,811,672	$41,249,801

See Notes to the Consolidated Financial Statements

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited – Prepared by Management)
(U.S. Dollars)

			From
			Inception on
	Three Months Ended		April 3, 1998
	July 31,		Through
	2006	2005	July 31, 2006

Expenditures
Non-cash financing expense	$—	$1,814,559	$36,472,143
Stock-based compensation expense	22,008,597	390,375	23,634,718
Consulting	1,867,423	428,901	12,076,813
Exploration costs	649,272	362,415	10,765,251
Advertising and promotion	80,585	268,061	3,419,327
Professional fees	573,338	87,621	2,350,825
Write-off of exploration property	—	18,000	856,359
Office	284,208	35,246	785,126
Interest	23,005	16,732	772,342
Management fee	—	—	414,602
Travel	28,352	12,585	310,884
Transfer agent fee	11,390	11,021	261,508
Rent	57,465	14,405	221,670
Other	—	—	126,220

	25,583,635	3,459,921	92,467,788
Other Items
Recovery of exploration costs	—	—	(936,469)
Interest income	(290,586)	—	(563,890)

Net loss before income tax recovery and non-controlling shareholder interest	25,293,049	3,459,921	90,967,429
Income tax recovery	(196,441)	(17,481)	(257,782)

Net loss before non-controlling shareholder interest	25,096,608	3,442,440	90,709,647
Non-controlling shareholder interest	(5,151,083)	(238,733)	(8,123,254)

Net loss	$19,945,525	$3,203,707	$82,586,393

Net Loss Per Share	$0.17	$0.05

Weighted Average Number of Shares Outstanding	117,722,101	60,353,221

See Notes to the Consolidated Financial Statements

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended July 31, 2006 and the Year Ended April 30, 2006
(Unaudited – Prepared by Management)
(U.S. Dollars)

						Other	Deficit
					Additional	Comprehensive	Accumulated	Total
	Common Stock		Treasury Stock		Paid-in	Income (loss)	During the	Stockholders
	Shares	Par Value	Shares	Par Value	Capital	(Note 16)	Exploration Stage	Equity
Balance, April 30, 2005	58,408,661	$58,409	(23,000)	$(23)	$13,835,455	$(165,834)	$(9,999,965)	$3,728,042
Common stock issued for:
Cash	24,512,052	24,512	—	—	28,888,364	—	—	28,912,876
Cashless exercise of warrants and options	10,971,013	10,971	—	—	(10,971)	—	—	—
Property	385,880	385	—	—	500,059	—	—	500,444
Services	11,746,945	11,747	—	—	9,298,262	—	—	9,310,009
Settlement of debt	9,021,857	9,022	—	—	5,449,975	—	—	5,458,997
Stock option compensation expense	—	—	—	—	1,314,505	—	—	1,314,505
Beneficial conversion feature of convertible debenture and warrants	—	—	—	—	18,449,294	—	—	18,449,294
Other comprehensive income Exchange gain on translation	—	—	—	—	—	421,919	—	421,919
Net loss	—	—	—	—	—	—	(52,640,903)	(52,640,903)

Balance, April 30, 2006	115,046,408	115,046	(23,000)	(23)	77,724,943	256,085	(62,640,868)	15,455,183
Common stock issued for:
Cash	6,350,699	6,351	—	—	34,382,812	—	—	34,389,163
Settlement of debt	821,701	822	—	—	2,534,382	—	—	2,535,204
Stock option compensation expense	—	—	—	—	22,008,597	—	—	22,008,597
Share issue costs	—	—	—	—	(1,945,299)	—	—	(1,945,299)
Other comprehensive loss Exchange loss on translation	—	—	—	—	—	(754,778)		(754,778)
Net loss	—	—	—	—	—	—	(19,945,525)	(19,945,525)

Balance, July 31, 2006	122,218,808	$122,219	(23,000)	$(23)	$134,705,435	$(498,693)	$(82,586,393)	$51,742,545

See Notes to the Consolidated Financial Statements

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited – Prepared by Management)
(U.S. Dollars)

			From Inception on
	For the Three Months Ended		April 3, 1998
	July 31,		Through July 31,
	2006	2005	2006
Operating Activities
Net loss	$(19,945,525)	$(3,203,707)	$(82,586,393)
Non cash adjustments to net loss
Non-cash financing expense	—	1,814,559	36,472,143
Stock-based compensation expense	22,008,597	390,375	23,634,718
Consulting expenses satisfied by shares	—	215,000	8,915,849
Exploration costs acquired for shares	—	—	578,684
Advertising and promotion for shares	—	—	1,459,475
Write-off of exploration property	—	—	856,359
Other	—	—	126,220
Recovery of exploration expenses	—	—	(936,469)
Income tax recovery	(196,441)	(17,481)	(257,782)
Non controlling shareholder interest	(5,151,083)	(238,733)	(8,123,254)
Changes In Non-Cash Working Capital
Accounts receivable and prepaid expenses	820,892	67,050	145,128
Accounts payable	431,837	115,728	3,249,451

Cash Used in Operating Activities	(2,031,723)	(857,209)	(16,465,871)

Investing Activities
Property acquisition	(1,187,403)	(869,345)	(14,483,972)
Other investments	—	—	(416,799)

Cash Used in Investing Activities	(1,187,403)	(869,345)	(14,900,771)

Financing Activities
Issuance of shares for cash	32,443,864	191,644	63,738,133
Common stock returned to treasury	—	—	(15,212)
Convertible debentures	—	2,054,009	8,384,496
Advances from related parties	—	56,373	653,062
Future income taxes	—	(113,864)	1,120,206
Shares issued by subsidiary to non-controlling interest	10,518	3,777,982	7,718,290

Cash Provided by Financing Activities	32,454,382	5,966,144	81,598,975

Inflow of Cash	29,235,256	4,239,590	50,232,333
Effects of exchange rate changes on cash	(783,615)	—	346,623
Cash, Beginning of Period	22,127,315	1,022,175	—

Cash, End of Period (note 2f)	$50,578,956	$5,261,765	$50,578,956

Non-Cash Financing Activities
Common stock issued for properties	$—	$—	$3,336,998

Warrants granted on purchase of properties	$—	$—	$50,000

Common stock issued for services	$—	$—	$1,531,667

Common stock issued for debt	$2,535,204	$—	$6,304,103

See Notes to the Consolidated Financial Statements

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Three Months Ended July 31, 2006
(Unaudited – Prepared by Management)
(Stated in U.S. Dollars unless otherwise noted)
1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS
CanWest Petroleum Corporation (“CanWest”) together with its subsidiaries (collectively referred to as the “Company”) is in the exploration stage and follows the guidance of a development stage company as defined in statement No. 7 of the Financial Accounting Standards Board. The principal business activity is the exploration and development of natural resource properties in Canada.
2.	BASIS OF PRESENTATION:
a)	Unaudited financial information

These consolidated financial statements have been prepared in accordance with United States of America Generally Accepted Accounting Principles (“US GAAP”) and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending April 30, 2007. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements and notes included herein have been prepared on a basis consistent with and should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended April 30, 2006 as filed in its annual report on Form 10-KSB.

The significant accounting polices used in these consolidated financial statements are as follows:

b)	Principles of consolidation

These consolidated financial statements include the accounts of CanWest and all of its subsidiaries as follows:
-	its wholly owned subsidiary, Anhydride Petroleum (USA), Inc. (“Anhydride USA”) and Anhydride USA’s wholly owned subsidiary Anhydride Petroleum (Canada) Inc. (“Anhydride Canada”), both acquired April 30, 2002, until October 31, 2005 when Anhydride Canada was sold to a third party for nominal cash proceeds;

-	Oilsands Quest Inc. (“OQI”) in which it held a 64.08% interest (April 30, 2006 – 62.75% (note 4 (a) and 15);

-	Western Petrochemicals Corp. (“Western Petrochemicals”) in which it holds a 100% interest (note 4 (b)); and

-	Township Petroleum Corporation (“Township”), in which it holds a 100% interest (note 4 (c)).
All inter-company transactions and balances have been eliminated.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Three Months Ended July 31, 2006
(Unaudited – Prepared by Management)
(Stated in U.S. Dollars unless otherwise noted)
2.	BASIS OF PRESENTATION: (continued)
c)	Use of estimates

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

d)	Foreign currency translation

The Company’s operations and activities are conducted principally in Canada; hence the Canadian dollar is the functional currency that is translated into U.S. dollars for reporting purposes as follows:
(i)	Monetary assets and liabilities at the rate of exchange in effect as at the balance sheet date;

(ii)	Non-monetary assets and liabilities at the exchange rates prevailing at the time of the acquisition of the assets or assumption of the liabilities; and,

(iii)	Revenues and expenditures at the average rate of exchange for the year.

Gains and losses arising from this translation of foreign currency are included in other comprehensive income (loss) as a separate component of stockholders’ equity.
e)	Properties and exploration stage expenditures

Properties represents the capitalized costs of acquisition of natural resource properties principally, the right to explore for oil sands deposits in the provinces of Alberta and Saskatchewan, Canada and oil shale deposits in the province of Saskatchewan, Canada.

All exploration costs incurred to the date of establishing that a property is economically recoverable are charged to operations.

f)	Restricted Cash

Cash includes $33,055,987 ($37,409,460 CDN) representing proceeds of a flow through share offering. In accordance with the terms of the offering and pursuant to certain provisions of the Income Tax Act (Canada) the Company is required to expend these funds on qualifying resource property expenditures by July 5, 2008.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Three Months Ended July 31, 2006
(Unaudited – Prepared by Management)
(Stated in U.S. Dollars unless otherwise noted)
2.	BASIS OF PRESENTATION: (continued)
g)	Stock-based compensation:

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R. “Share Based Payment”. SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s financial statements. Stock based compensation expense recognized during the period is based on the value of the portion of the share based payment award that is ultimately expected to vest during the period. The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R and the Company’s prior period pro-forma disclosures of net earnings. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the expected price volatility of the Company’s common stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended
	July 31, 2006	July 31, 2005

Expected Life (years)	5.21	2.00
Risk free interest rate	4.64%	3.25%
Expected volatility	125%	183%
Dividend yield	0%	0%
The estimated fair value is then amortized on the straight-line method over the vesting period.
The Company adopted SFAS 123R effective May 1, 2006 using the Modified Prospective Method. This method requires that awards granted, modified, repurchased or cancelled in the quarter beginning after the adoption date use the fair value method to recognize stock based compensation.
In applying the Modified Prospective Application method for the three months ended July 31, 2006, the Company recorded stock based compensation cost totalling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No.123. Previous amounts have not been restated.
Prior to the adoption of SFAS No. 123R, the Company applied Accounting Principles Board Opinion No 25. “Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations and provided the required pro-forma disclosures of Financial Accounting Standards 123 “Accounting for Stock-based Compensation (“SFAS 123”). Under APB No. 25, compensation expenses are only recorded to the extent that the exercise price is less than fair value on the measurement date. Non-employee options were recognized at the fair value of the options as determined by an option-pricing model as the services were performed and the options earned. The pro-forma information for the three months ended July 31, 2005 was as follows:

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Three Months Ended July 31, 2006
(Unaudited – Prepared by Management)
(Stated in U.S. Dollars unless otherwise noted)
2.	BASIS OF PRESENTATION: (continued)
g)	Stock-based compensation (continued)

Net loss for the period, as reported	$3,203,707
Stock-based employee compensation if fair-value based method applied	212,853

Pro-forma net loss as if fair-value method had been applied	$3,416,560

Basic and diluted loss per share
As reported	$0.05
Pro forma	$0.06
The weighted average fair value of stock options granted during the three months ended July 31, 2005 was $0.36 option.

h)	Loss per share

Loss per share calculations are based on the weighted average number of shares outstanding during the period. Diluted loss per share has not been presented separately as the outstanding warrants and options are anti-dilutive for each of the periods presented.
3.	BUSINESS COMBINATIONS, PRO-FORMA INFORMATION

Subsequent to July 31, 2006, CanWest closed a reorganization agreement with OQI whereby CanWest acquired all of the minority interest (35.92%) in OQI, see note 15a. The results of operations of OQI have been included in the consolidated financial statements of CanWest since the commencement of OQI operations in fiscal 2005. The Company also acquired all of the shares of Stripper Energy Services Inc., a private Alberta company, whose sole asset is a 2.5% gross overriding royalty on certain lands held by OQI, see notes 4 and 15c.

The following pro-forma July 31, 2006 condensed consolidated assets, liabilities and equity gives effect, at July 31, 2006, to the following transactions that were completed August 14 to 17, 2006:
a)	The acquisition of the minority interest in OQI through the issuance by OQI of Exchangeable Shares, which may be converted into up to 76,504,304 common shares of CanWest, at the holders election, at a deemed value of $319,022,948. The deemed value of the Exchangeable Shares is based on $4.17 per CanWest common share, being the average trading price of CanWest common shares for the five days prior to and following August 14, 2006;

b)	The payment of $1,943,978 in fees with respect to the transaction in (a);

c)	The allocation of non controlling shareholder interest to Properties and share of net loss;

d)	The issuance by CanWest of 4,150,000 shares of common stock for proceeds of $15,770,000 (see note 15b); and

e)	The acquisition of all the shares of Stripper Energy Services Inc. for cash of $16,701,446, which was net of a deposit of $1,130,927 paid during the three months ended July 31, 2006 (see note 15c).

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Three Months Ended July 31, 2006
(Unaudited – Prepared by Management)
(Stated in U.S. Dollars unless otherwise noted)
3.	BUSINESS COMBINATIONS, PRO-FORMA INFORMATION (continued)

The pro-forma condensed consolidated financial information giving effect to the above noted business combinations are as follows:

	As stated		Pro-forma	Pro-forma
	July 31, 2006		adjustments	July 31, 2006
Assets
Cash	$50,578,956	b	$(1,943,978)
		e	$(16,701,446)
		d	$15,770,000	$47,703,532
Other current assets	859,662			859,662
Properties	35,062,763	a	$319,022,948
		b	$1,943,978
		c	$(24,446,264)
		e	$16,701,446	348,284,871
Investment	310,291			310,291

	$86,811,672			$397,158,356

Liabilities
Current liabilities	$17,885,035			$17,885,035
Future income taxes	861,082			861,082
Non controlling shareholder interest	16,323,010	c	$(16,323,010)	—

	35,069,127			18,746,117

Equity
Capital stock, treasury stock and additional paid in capital	134,827,631	a	$319,022,948
		d	$15,770,000	469,620,579
Deficit
April 30, 2006	(62,640,868)	c	$(2,972,171)	(65,613,039)
Net loss for the three months ended July 31, 2006	(19,945,525)	c	$(5,151,083)	(25,096,608)
Other comprehensive income	(498,693)			(498,693)

	51,742,545			378,412,239

	$86,811,672			$397,158,356

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Three Months Ended July 31, 2006
(Unaudited – Prepared by Management)
(Stated in U.S. Dollars unless otherwise noted)
4.	PROPERTIES

	OQI	Pasquia Hills,	Eagles Nest,
	Oil Sands	Oil Shale	Oil Sands
	Exploration Permits	Exploration Permits	Lease	Total
Balance April 30, 2006	$12,415,991	$3,854,648	$852,459	$17,123,098
Acquisition of property	1,158,103	—	29,300	1,187,403
Excess of OQI share acquisition cost over book value	16,752,262	—	—	16,752,262

Balance July 31, 2006	$30,326,356	$3,854,648	$881,759	$35,062,763

a)	OQI Oil Sands Exploration Permits

On September 29, 2004, OQI acquired a 49% interest in certain Oil Shale Exploration Permits (“the Permits”) in northwestern Saskatchewan near the Alberta border. The 49% interest in the permits was acquired from a third party for $769,125, the issuance of 50,000 CanWest common shares, with a deemed value of $19,000, and a 2.5% gross overriding royalty (the “2.5% GORR”). On May 3, 2005, OQI acquired the remaining 51% interest in the Permits for $1,202,131, 2 million CanWest common shares, with a deemed value of $640,000 and the assumption of $0.11 per barrel in royalties which may be bought down to $0.04 per barrel at any time by paying $7,000,000.

The Permits are granted by the Province of Saskatchewan and provide for the right to explore and work the permit lands in the Province of Saskatchewan for a term of five years to May 31, 2009 or until a lease has been granted for their development. In accordance with the terms of the Permits, OQI relinquished 40% of the total acreage covered by the Permits on May 31, 2005, and was required to relinquish another 40% of the remaining acreage by May 31, 2006. OQI has requested an extension of the 2006 relinquishment from the regulator and will undertake the relinquishment once the regulator makes a decision. As at July 31, 2006, the Permits comprised an area of approximately 847,000 acres and following all relinquishments the Permits will comprise an area of approximately 508,000 acres.

The Permits are subject to annual rental payments and certain levels of expenditures annually pursuant to the terms of the Permits and government regulations. The annual rentals are payable in advance as to $0.018 ($0.02 CDN) per acre for the current year and escalating to $0.088 ($0.10 CDN) per acre in the fifth year. The required exploration expenditures to hold the permits for the current year are $0.035 ($0.04 CDN) per acre and escalate to $0.088 ($0.10 CDN) per acre by the fifth year. As a result of OQI’s exploration activities it is in compliance with its exploration expenditure requirements.

During the three months ended July 31, 2006, the Company paid $1,130,927 to the shareholders of a private Alberta company, whose only asset is the 2.5% GORR, to acquire an option to acquire all of the issued and outstanding shares of that company for an additional payment of $16,701,446 on or before August 15, 2006. Subsequent to July 31, 2006 the Company completed this acquisition, see notes 3 and 15c.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Three Months Ended July 31, 2006
(Unaudited – Prepared by Management)
(Stated in U.S. Dollars unless otherwise noted)
4.	PROPERTIES (continued)
b)	Pasquia Hills, Oil Shale Exploration Permits

During the quarter ended July 31, 2006, a number of the non-core permits expired and have been returned to the Saskatchewan government. The remaining permits are scheduled to either expire and or be converted to lease on or before April 30, 2007.

c)	Eagles Nest, Oil Sands Lease

On June 1, 2005, Township entered into an agreement with three third parties (collectively the Triple 7 Joint Venture) to post, acquire, develop and produce oil sands deposits located in the Athabasca Region of Alberta, Canada (the Triple 7 Joint Venture Agreement). As a result of this agreement, Township acquired one lease consisting of approximately 22,800 acres (the “Eagles Nest, Oil Sands Lease”) at a cost of $727,187. Pursuant to the terms of this agreement CanWest issued the Triple 7 Joint Venture 114,015 of its common shares with a deemed value of $127,432. Township has also agreed to pay the Triple 7 Joint Venture partners, as ongoing fees, $132,544 ($150,000 CDN) in cash or common shares of CanWest (at the discretion of the Company) on the first and second anniversary dates of the agreement. Shares issued under the agreement are subject to “piggyback” registration rights. On the third anniversary date and each subsequent anniversary date of the agreement Township shall pay to the Triple 7 Joint Venture $397,632 ($450,000 CDN) until such time as the lease is surrendered or a commercial project has been identified. In the event that Township receives a feasibility study, conducted by an independent third party, that indicates that a commercial project is economic and wishes to construct a commercial project, Township is required to notify the Triple 7 Joint Venture. Upon commencement of construction of such a commercial project Township shall pay to the Triple 7 Joint Venture the sum of $5,301,758 ($6,000,000 CDN). In addition to such payments Township has granted each of the three Triple 7 Joint Venture partners a royalty in the acquired leases of $0.027 ($0.03 CDN) on each barrel of crude bitumen produced, saved and sold or $397,632 ($450,000 CDN) per year, whichever is greater. Such royalty is governed by the royalty procedure, which stipulates, among other things, that the royalty will be secured by a lien, first charge or security interest on the royalty lands, and that the royalty is assignable or transferable subject to a right of first offer to Township.

To finance the acquisition of the project CanWest issued convertible debentures pursuant to which Township also granted royalties as to $0.0051 ($0.0058 CDN), net after a buy back, on each barrel of crude bitumen produced, saved and sold from the project.

Pursuant to the terms of the lease, Township’s lease rental payments are $28,502 ($32,256 CDN) per year.
5.	INVESTMENT IN ENERGY 51 INC.

Energy 51 Inc. is a privately held Alberta company engaged in the exploration and development of oil and gas primarily in Alberta. On April 7, 2004, CanWest entered into an equity participation and farmout agreement with Energy 51 Inc. (“Energy 51”). Pursuant to this agreement CanWest purchased 1,500,000 common shares of Energy 51 for $310,291 and which represents approximately 1.8% (2005 – 25%) of Energy 51’s issued and outstanding shares.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Three Months Ended July 31, 2006
(Unaudited – Prepared by Management)
(Stated in U.S. Dollars unless otherwise noted)
6.	ACCOUNTS PAYABLE

Accounts payable consists of the following:

	July 31,	April 30,
	2006	2006
Accounts payable and accrued liabilities	$1,669,557	$2,311,583
Penalty share accrual (note 9(a))	16,157,416	17,312,623

	$17,826,973	$19,624,206

7.	CONVERTIBLE DEBENTURES

During August 2005, to finance the acquisition of the Eagles Nest Prospect CanWest entered into a private placement of its securities whereby CanWest issued 8% convertible debentures with stock purchase warrants for an aggregate principal amount of $5,200,000 (the “Original Offering”). Under the terms of the Original Offering, the debentures were convertible to shares of CanWest’s common stock at $0.40 per share. However, pursuant to the subscription agreement, amounts not expended on successful bids, associated costs and first year rentals were to be refunded on a pro-rata basis. The refund amount totaled $4,472,813, as only $727,187 was used in connection with the acquisition of the Eagles Nest Oil Sands Lease and related costs. Under the terms of the Original Offering, the purchasers will also receive bonus shares equal to 10% of the refunded amount allocable to the respective purchasers, which bonus shares will be issued at the rate of $0.40 per share. Also, purchasers will receive warrants based on one warrant per $0.40 invested, after the refunded amount has been distributed to the purchaser. The warrants are exercisable for two years from the issue date at an exercise price of $0.55 per share.

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

Of the total $5,200,000 raised in the Original Offering, $727,187 convertible notes were issued under the Original Offering along with 1,817,967 warrants to purchase that same number of common shares at $0.55 until September 19, 2007, $2,339,602 was refunded along with 584,878 common shares at a deemed cost of $233,951 which has been recorded as a non-cash financing expense in the fiscal year 2006, $2,133,186 convertible notes were issued pursuant to the Amended Offering along with 2,370,206 warrants to purchase that same number of common shares at $1.30 until September 19, 2006 and 555,670 common shares were issued to consultants at a deemed cost of $222,268 which were included in consulting expenses in fiscal year 2006.

In conjunction with the Original Offering and Amended Offering CanWest recorded non-cash financing expense of $1,719,100 in fiscal 2006.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Three Months Ended July 31, 2006
(Unaudited – Prepared by Management)
(Stated in U.S. Dollars unless otherwise noted)
7.	CONVERTIBLE DEBENTURES (continued)
The subscription agreements relating to the Original Offering and Amended Offering contain certain registration rights for the shares of common stock issuable upon conversion of the notes, the exercise of the underlying warrants, bonus shares issued and shares issued to consultants. CanWest failed to meet its registration right commitments on a timely basis and as such recognized $315,151 in penalties at April 30, 2006. During the year ended April 30, 2006 CanWest issued 1,758,253 common shares pursuant to the Original Offering and 2,319,200 common shares pursuant to the Amended offering. As at April 30, 2006 $55,929, including accrued penalties, remained outstanding under the Original Offering which was satisfied by the issuance of 179,961 common shares during the three months ended July 31, 2006 and $239,999, including accrued penalties, remained outstanding under the Amended Offering which was satisfied by the issuance of 249,051 common shares during the three months ended July 31, 2006.
8.	NON CONTROLLING SHAREHOLDER INTEREST
At July 31, 2006 there were non-controlling shareholder interests in OQI as follows:

	Common
	Shares	Amount
Balance, April 30, 2006	6,962,459	$4,735,601

Shares issued to non controling shareholders	5,875	10,518
Share of net loss of OQI	—	(5,151,083)
Non controlling shareholders interest in shares issued to CanWest	—	16,727,974

Balance held by non-controlling interest July 31, 2006 (representing 35.92% of total common shares outstanding)	6,968,334	$16,323,010

          Activity in OQI common shares purchase warrants and agents options was as follows:

		Weighted Average
	Number	Exercise Price (CDN)
Issued and outstanding April 30, 2006	2,216,013	$6.48
Exercised	(5,875)	$2.00

Issued and outstanding July 31, 2006	2,210,138	$6.50

          A summary of OQI stock options is as follows:

		Weighted Average
	Number	Exercise Price (CDN)
Issued and outstanding April 30, 2006	700,000	$4.00
Granted	1,230,000	$20.13

Issued and outstanding July 31, 2006	1,930,000	$14.28

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Three Months Ended July 31, 2006
(Unaudited – Prepared by Management)
(Stated in U.S. Dollars unless otherwise noted)
8.	NON CONTROLLING SHAREHOLDER INTEREST (continued)

In conjunction with the issuance of these stock options the Company has recorded a stock based compensation expense of $13,623,781 (2005 — $28,738), for the three months ended July 31, 2006 and has an unrecorded stock based compensation expense of $15,373,739 which will be recorded in future periods as options vest.

The following table summaries information about OQI stock options outstanding at July 31, 2006:

	Number	Number	Weighted Average
Exercise Price	Outstanding at	Exercisable at July	Remaining Contractual
(CDN)	July 31, 2006	31, 2006	Life
$0.50	200,000	200,000	3.29 Years
$3.00	100,000	—	4.01 Years
$6.00	715,000	715,000	4.54 Years
$25.00	915,000	215,000	4.75 Years

	1,930,000	1,130,000	4.48 Years

9.	CAPITAL STOCK
a)	Private Placements of Common Shares

During the three months ended July 31, 2006, CanWest completed a private placement of 5,668,100 flow through common shares for gross proceeds of $33,684,009 ($37,409,460 CDN.). These common shares have been issued on a flow through basis whereby the proceeds must be used for exploration in Canada and the tax benefits from that exploration will flow through to the subscribers. In conjunction with this financing CanWest has paid investment banking fees of $1,852,659 and entered into a subscription agreement with OQI whereby it purchased 703,054 OQI flow through common shares for $33,684,048.

During the year ended April 30, 2006 CanWest completed a private placement of 15,268,000 units at $1.50 per unit whereby it issued 15,268,000 common shares and 7,634,000 warrants exercisable at $2.00 until December 12, 2007. Pursuant to this placement CanWest paid consultants $390,870 cash plus 260,580 warrants on similar terms as the issued warrants. In conjunction with this financing CanWest has also granted the investors and consultants certain registration rights whereby CanWest has undertaken to file a resale registration statement covering the shares and shares underlying the warrants within sixty days of closing, otherwise it shall pay a 2% penalty for each month and part of month that it is late in doing so. In addition, CanWest must respond to any queries to that resale registration statement within two weeks of receipt or else be subject to an additional penalty as to 2% for each two weeks thereafter. The penalties are payable, at the unit holders election, in either common shares or cash at $1.75 per penalty share. Any penalty shares will also be qualified for resale by the same SB2 registration statement. To date CanWest has filed the required SB2 registration statement and estimates that the total number of penalty shares that will need to be issued will be 2,889,371 common shares at a deemed cost of $17,312,623. During the three months ended July 31, 2006 187,345 of the penalty shares were issued at a deemed cost of $1,155,207.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Three Months Ended July 31, 2006
(Unaudited – Prepared by Management)
(Stated in U.S. Dollars unless otherwise noted)
9.	CAPITAL STOCK (continued)
b)	Settlement with Anhydride Canada Creditors

During the year ended April 30, 2004, in an attempt to settle outstanding liabilities of Anhydride Canada, CanWest made an offer to creditors to settle outstanding debts for shares of CanWest at a deemed price of $0.10 per share for every $0.15 CDN of debt held. CanWest has received acceptances from creditors that represent 2,776,560 CanWest common shares. During the year ended April 30, 2004 CanWest issued 287,638 shares pursuant to these agreements and during the year ended April 30, 2005 it issued an additional 493,493 shares. During the year ended April 30, 2006 CanWest issued 33,529 common shares pursuant to these agreements. No shares were issued pursuant to these agreements during the three months ended July 31, 2006.
c)	Shareholders Rights Plan

As at March 9, 2006 CanWest adopted a shareholders right plan and reserved 250,000 of its preferred shares for issuance pursuant to the exercise of the rights. The rights are designed to have certain anti-takeover effects and as such they will cause substantial dilution to a person or group that attempts to acquire CanWest without conditioning the offer on a substantial number of rights being acquired, or in a manner or on terms not approved by the board of directors of CanWest. The rights, however, should not deter any prospective offer or willingness to negotiate in good faith with the board of directors, nor should the rights interfere with any merger or other business combination approved by the board of directors. To effect the shareholders rights plan CanWest declared a distribution of one right to each outstanding share of common stock, payable to shareholders of record on March 23, 2006. This right will be attached to the underlying common share and remain with the common share should the common share be sold or transferred.
10.	STOCK OPTIONS

As at July 31, 2006 CanWest had outstanding options to purchase that same number of shares as follows:

	Stock option	Exercise	Number of
Plan	Expiry Date	Price	Options
SOP 2005(b)	20-Oct-07	$1.50	400,000
SOP 2006	1-Jan-07	$1.70	300,000
SOP 2006	1-Jan-08	$2.00	400,000
SOP 2006	11-Jan-08	$2.58	600,000
SOP 2006	8-Feb-08	$4.62	250,000
SOP 2006	17-Feb-09	$4.57	250,000
SOP 2006	9-Mar-08	$4.60	250,000
SOP 2006	1-May-11	$6.75	1,000,000
SOP 2006	14-Aug-11	$6.75	1,000,000
SOP 2006	1-May-12	$6.75	1,000,000
SOP 2006	1-May-13	$6.75	1,000,000
SOP 2006	18-May-08	$6.00	300,000
SOP 2006	18-May-09	$6.00	30,000

			6,780,000

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Three Months Ended July 31, 2006
(Unaudited – Prepared by Management)
(Stated in U.S. Dollars unless otherwise noted)
10.	STOCK OPTIONS (continued)

Included in the number of options outstanding as at July 31, 2006 are 244,446 options at $2.00 with an expiry date of January 1, 2008 that vest evenly until June 30, 2007, 1,000,000 options at $6.75 with an expiry date of August 14, 2011 which vest on August 14, 2006, 1,000,000 options at $6.75 with an expiry date of May 1, 2012 which vest on May 1, 2007 and 1,000,000 options at $6.75 with an expiry date of May 1, 2013 which vest on May 1, 2008. All other options are fully vested.

A summary of the Company’s stock option activity is as follows:

		Weighted
	Number	Average
	of Options	Exercise Price
Balance April 30, 2006	2,450,000	$2.82
Options granted	4,535,334	$6.62
Options exercised	(205,334)	$5.17

Balance, July 31, 2006	6,780,000	$5.29

Included in the number of options granted during the three months ended July 31, 2006 are 1,000,000 options at $6.75 with an expiry date of August 14, 2011 which vested on August 14, 2006, 1,000,000 options at $6.75 with an expiry date of May 1, 2012 which vest on May 1, 2007 and 1,000,000 options at $6.75 with an expiry date of May 1, 2013 which vest on May 1, 2008. All other options granted during the three months ended July 31, 2006 are fully vested.
During the three months ended July 31, 2006, the 4,535,334 options that were granted were accounted for using the Black-Scholes option-pricing model, which resulted in a stock based compensation expense of $8,384,816 (2005 – $27,738). As at July 31, 2006 the Company also had an unrecognized stock option compensation expense of $16,213,410 which will be recorded in future periods as options vest.
11.	WARRANTS
During the three months ended July 31, 2006, 242,974 of the $0.55 warrants were exercised for cash and 439,635 of the September 19, 2006 $1.30 warrants were exercised for cash. CanWest had the following warrants outstanding to purchase that same number of common shares as at July 31, 2006:

Expiry	Exercise	Number of
Date	Price	Warrants
14-Sep-06	$0.34	2,380,000
19-Sep-06	$1.30	582,995
19-Sep-07	$0.55	325,137
12-Dec-07	$2.00	7,894,580
15-Dec-07	$2.00	1,500,000
6-Feb-08	$4.50	200,000

		12,882,712

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Three Months Ended July 31, 2006
(Unaudited – Prepared by Management)
(Stated in U.S. Dollars unless otherwise noted)
11.	WARRANTS (continued)

A summary of the Company’s share purchase warrant activity is as follows:

		Weighted
	Number	Average
	of Shares	Exercise Price
Balance April 30, 2006	13,565,321	$1.63
Warrants exercised	(682,609)	$1.03

Balance July 31, 2006	12,882,712	$1.66

12.	RELATED PARTY TRANSACTIONS

The following non-arm’s length transactions occurred with parties who are directors and stockholders of the Company during the three months ended July 31, 2006:
(a)	During the three months ended July 31, 2006 CanWest issued 300,000 options at $6.00 until May 18, 2008 to an officer of the Company. CanWest also issued this officer 100,000 bonus shares at a deemed cost of $517,000 that was included in accounts payable at April 30, 2006.

(b)	On May 1, 2006, CanWest entered into an executive employment agreement with its new Chief Executive Officer whereby that officer received options under the 2006 stock option plan as to 4,000,000 common shares exercisable at $6.75 per share and vesting as to 1 million immediately, 1 million upon attaining certain reorganization goals of the Company related to OQI, 1 million on May 1, 2007 and 1 million on May 1, 2008. CanWest also paid him signing bonuses of $135,123 and agreed to pay him $265,088 ($300,000 CDN) per year in salary. This agreement also contains termination clauses whereby CanWest has agreed to pay, subject to certain conditions, an amount equal to one and one half times his annual salary, benefits and bonuses and an acceleration of the vesting period of options outstanding should he be terminated for reasons other than cause or CanWest undergo a change in control. In relation to the issuance of these options the Company recorded a stock based compensation expense of $8,117,332 which has been included in consulting expenses and has an unrecognized stock based compensation expense of $15,831,786 which will be recorded in future periods as the options vest.

(c)	During the three months ended July 31, 2006 CanWest also issued 41,667 bonus shares to an officer and paid him $26,726 in consulting fees. The deemed cost of these bonus shares being $215,418 was included in accounts payable as at April 30, 2006.

(d)	On May 1, 2006 OQI granted options to its officers and directors to allow them to acquire up to 1,230,000 OQI common shares for up to five years. Of these options 315,000 have an exercise price of $5.37 ($6.00 CDN) and are immediately vested; 215,000 have an exercise price of $22.37 ($25.00 CDN) and vest immediately; 400,000 have an exercise price of $22.37 ($25.00 CDN) and vest upon certain performance conditions being met; and 300,000 have an exercise price of $22.37 ($25.00 CDN) and vest as to one third on each of the first, second and third anniversaries of the date of grant. The Company has recorded stock based compensation expense of $13,623,781 in relation to these options and has an unrecognized stock based compensation expense of $15,373,739 that will be recorded in future periods as the options vest.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Three Months Ended July 31, 2006
(Unaudited – Prepared by Management)
(Stated in U.S. Dollars unless otherwise noted)
12.	RELATED PARTY TRANSACTIONS (continued)
(e)	Also effective May 1, 2006, the OQI Board of Directors increased the compensation paid to OQI’s President and Chief Executive Officer, Chief Financial Officer and Vice President of Exploration whereby they are now paid $265,088 ($300,000 CDN), $220,907 ($250,000 CDN), and $220,907 ($250,000 CDN) per annum, respectively.
13.	COMPREHENSIVE LOSS

	July 31,
	2006	2005
Net Loss	$(19,945,525)	$(3,203,707)
Other comprehensive (loss)	(754,778)	(16,651)

	$(20,700,303)	$(3,220,358)

14.	COMMITMENTS
a)	In support of an expanded drilling program on the OQI Exploration Permits OQI has committed to the purchase of a $3,534,506 ($4,000,000 CDN) portable residence camp facility. As at July 31, 2006 OQI has advanced a total of $424,141 in relation to the camp facility and this amount is included in accounts receivable.

b)	OQI has entered into an office lease whereby its lease commitments will be $156,402 ($177,000 CDN) for the next two years.
15.	SUBSEQUENT EVENTS
a)	On August 14, 2006, CanWest closed a reorganization agreement with OQI, which was initially executed on June 9, 2006, whereby CanWest acquired the minority interest in OQI, going from a 64.08% ownership interest to a 100% ownership interest (the “Reorganization Agreement”). In connection with the Reorganization Agreement, CanWest also entered into a Voting and Exchange Trust Agreement with OQI and Computershare Trust Company of Canada (“CTC”), and a Support Agreement with OQI. Collectively, these agreements are referred to as the “Acquisition Agreements.”

According to the Acquisition Agreements, all holders of OQI common stock other than CanWest were exchanged for a new class of OQI shares called Exchangeable Shares pursuant to a ratio of one OQI common share to 8.23 Exchangeable Shares. The Exchangeable Shares are exchangeable at any time on a one-for-one basis, at the option of the holder, for CanWest shares of common stock. An Exchangeable Share provides a holder with economic terms and voting rights which are, as nearly as practicable, effectively equivalent to those of a share of CanWest common stock. Holders of Exchangeable Shares have registration rights with respect to the resale of CanWest common stock to be received upon exchanging the Exchangeable Shares into CanWest shares. The holders of the Exchangeable Shares will receive up to an aggregate of 76,504,302 shares of CanWest common stock at each holder’s election. The Exchangeable Shares are represented for voting purposes in the aggregate by one share of CanWest Series B Preferred Stock (the “Preferred Share”), which Preferred Share is held by CTC. CTC will in turn vote the one Preferred Share as indicated by the individual holders of Exchangeable Shares. The one Preferred Share represents a number of votes equal to the total outstanding Exchangeable Shares on the applicable record date for the vote submitted to CanWest shareholders.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Three Months Ended July 31, 2006
(Unaudited – Prepared by Management)
(Stated in U.S. Dollars unless otherwise noted)
15.	SUBSEQUENT EVENTS (continued)
In connection with the closing of the Reorganization Agreement, CanWest has agreed to pay its financial advisors a success fee of $1,590,528. In addition OQI has issued its financial advisors 288,050 Exchangeable Shares and paid them $353,450 as a success fee.

b)	CanWest completed a private placement of 4,150,000 shares of its common stock for gross proceeds of $15,770,000. No commissions were paid in connection with the Offering. According to the terms of the private placement, the gross proceeds have been used for the purchase of the shares of Stripper Energy Services, Inc., a private Alberta company, which holds a 2.5% gross overriding royalty on certain lands held by OQI.

c)	In conjunction with the private placement noted above the Company acquired all of the issued and outstanding shares of Stripper Energy Services, Inc. for $16,701,446 net of a deposit, paid during the three months ended July 31, 2006 of $1,130,927.

d)	CanWest also issued 2,702,026 common shares pursuant to the penalty provision of the December 2005 private placement. It also issued 358,968 common shares on the exercise of warrants for cash proceeds of $269,540.

e)	In connection with the Reorganization Agreement and the appointment of new CanWest Directors and Officers, CanWest granted 3,130,000 options to acquire that same number of common shares to its Directors, Officers and employees. The options are for a five year term and have an exercise price of $5.05. From the total options granted, 391,250 vested immediately and 391,250 vest on each of August 23, 2007, 2008 and 2009. The remaining 1,565,000 options vest on or after August 23, 2009 as to 391,250 options upon achieving a 750 million bitumen in place (“BIP”) barrel count, defined as the high resource (P10) estimate of bitumen in place (as determined in accordance with National Instrument 51-101 “Standard of Disclosure for Oil and Gas Activities” issued by the securities regulatory authorities in Canada) and 391,250 options thereafter for each 250 million increase in the BIP barrel count. Accelerated vesting of all options will occur upon a merger, acquisition, sale or change in control of the Company.

f)	CanWest also issued 75,000 options to acquire common shares, exercisable at a price of $5.05, vesting immediately for a two year term, to retiring directors.

CANWEST PETROLEUM CORPORATION
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Three Months Ended July 31, 2006
(Unaudited – Prepared by Management)
(Stated in U.S. Dollars unless otherwise noted)
16.	PRIOR PERIOD ADJUSTMENT

The consolidated balance sheet as at April 30, 2006 has been restated to correct an error in the amounts reported for Properties and Other Comprehensive Income. The error occurred in the translation from Canadian to US funds of the OQI balance sheet and the effect was as follows:

		Other
		Comprehensive
	Properties	income (loss)
Amounts previously reported	$17,831,417	$964,404

Correction of translation error	(708,319)	(708,319)

As restated	$17,123,098	$256,085

     The error had no effect on the amounts reported for net loss or net loss per share.
17.	DIFFERENCES BETWEEN U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (“GAAP”) AND CANADIAN GAAP

Accounting principles generally accepted in the United States of America differ in certain respects from those generally accepted in Canada. Any differences, which apply to the Company, are considered to be insignificant and have no material impact on these consolidated financial statements.

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
All payments to be made in the future have been expressed in U.S. dollars using an exchange rate of $1 U.S. = $1.1317 CDN.
Plan of Operations
CanWest Petroleum Corporation (“CanWest”), together with its subsidiaries Oilsands Quest Inc. (“OQI”), Anhydride Petroleum (USA) Inc., Township Petroleum Corporation (“Township”) and Western Petrochemicals Corporation (“Western Petrochemicals”) (the “Company”), is in the exploration stage and does not currently have any income from operating activities. The Company has sufficient working capital and other capital resources to meet the obligations anticipated by its presently planned activity programs until April 2007. To the extent these plans may be adjusted or other business opportunities are identified, management may seek to raise additional capital through the issuance of equity and or debt. No assurance can be given that the Company will be successful in raising additional capital or that other opportunities will be found.
On May 1, 2006, CanWest entered into an executive employment agreement with its new President and Chief Executive Officer whereby that officer received options under the 2006 stock option plan to acquire up to 4,000,000 common shares at an exercise price equal to the per share fair market value on the day of the grant, subject to certain vesting conditions. CanWest also paid him signing bonuses of $135,123 and agreed to pay him $265,088 ($300,000 CDN) per year in salary. This agreement also contains termination clauses whereby CanWest has agreed to pay, subject to certain conditions, an amount equal to one and one-half times his annual salary, benefits and bonuses and an acceleration of the vesting period of options outstanding should he be terminated for reasons other than cause or CanWest undergoes a change in control.
CanWest entered into a reorganization agreement with Oilsands Quest, Inc. (“OQI”) on June 9, 2006, whereby CanWest would increase it ownership interest in OQI, going from a 64.08% ownership interest to a 100% voting interest (the “Reorganization Agreement”). CanWest and OQI completed the reorganization pursuant to the Reorganization Agreement on August 14, 2006, as described below. As part of the Reorganization Agreement, Mr. T. Murray Wilson resigned as CanWest’s President and Chief Executive Officer and was appointed as its Executive Chairman. Mr. Christopher H. Hopkins was appointed its President and Chief Executive Officer.
Oilsands Quest Inc., Oil Sands Exploration Permits
During the three months ended July 31, 2006 the Company, through its operating subsidiary, OQI, conducted a wide range of exploration activities. By early April 2006, the Winter 2005/2006 exploration drilling program was completed and an assessment of its data began. In August 2006 the Company received the independent geological consultants’ assessment of in-place volumes of bitumen in the area covered by the Winter 2005/2006 exploration program. The assessment, prepared by Norwest Corporation of Calgary, was made in accordance with the Canadian Oil and Gas Evaluation Handbook (COGEH), which is a primary reference for reporting resources under National Instrument 51-101 Standards of Disclosure for Oil and Gas Activities.

The area covered in the assessment represents approximately 1.4 percent of OQI’s net Permit lands of approximately 508,000 acres.
The End of Season report for the Winter 2005/2006 exploration drilling program documenting conformance of the actual field program with the plans provided in the original application, was prepared and submitted to the Canadian federal and provincial governments.
Previously in March 2006, OQI received approval to conduct its winter 2006/2007, 150 hole exploration drilling program, including construction of approximately 60 miles (100 kilometres) of new access road. This program is designed to test the prospectivity of OQI’s Permit lands along the west edge of the property, adjacent to the Alberta/Saskatchewan border.
In July 2006, an application was prepared and submitted to governments for a second exploration program. The purpose of this effort was to expand the area of the discovery made in the prior winter. This exploration program consisting of a geophysical survey, airborne surveys and the drilling of an additional 100 holes has been approved.
Activity and planning of infrastructure improvements was also undertaken during the three months ended July 31, 2006. Two new housing complexes were designed and ordered for installation late in 2006. These will bring manpower capacity to over 150 persons, sufficient to support the needs of the planned 250 hole drilling program. Access road improvements were initiated, aggregate pits identified, extraction rights secured and the installation of an airstrip has been approved.
In accordance with the terms of its exploration permits, OQI relinquished 40% of the total acreage covered by the Permits on May 31, 2005, and was required to relinquish another 40% of the remaining acreage by May 31, 2006. OQI has requested an extension of the 2006 relinquishment from the regulator and will undertake the relinquishment once the regulator makes a decision. As at September 8, 2006, the Permits lands comprised an area of approximately 847,000 acres and following all relinquishments the Permits lands will comprise an area of approximately 508,000 acres.
As at July 31, 2006 OQI had six employees, including Christopher H. Hopkins, President and Chief Executive Officer, and Karim Hirji, Chief Financial Officer. Subsequent to July 31, the Company continues to improve the site infrastructure; has initiated the geophysical survey; and is renovating its original camp facility. The operating team has been increased to 14 individuals with the hiring of two senior executives, a chief geologist, two managers and three support staff. Additional employees at the exploration site will be added as activity levels dictate and field exploration increase.
Effective May 1, 2006, the OQI Board of Directors increased the compensation of Mr. Hopkins and Mr. Hirji to $265,088 ($300,000 CDN) and $220,907 ($250,000 CDN) per annum, respectively, and granted options to each of them. Subsequent to July 31, 2006, effective with the Reorganization (as described below) Messrs. Hopkins and Hirji became officers of CanWest, and their prior employment agreements were replaced with CanWest employment agreements. Mr. Hopkins now serves as President and Chief Executive Officer of CanWest, and Mr. Hirji now serves as Chief Financial Officer of CanWest. T. Murray Wilson now serves as Executive Chairman of CanWest.
Western Petrochemicals Corporation (“Pasquia Hills Oil Shale Prospect”)
During the three months ended July 31, 2006, no activity was carried out by Western Petrochemicals Corporation, the Company’s oil shale operating subsidiary (“Pasquia Hills Prospect”). All of the oil shale permits are scheduled to expire during calendar 2006. Seven permits expired in May 2006 and another two expired in August 2006. Applications have been prepared and submitted by the Company to reacquire these permits. Similar steps will be taken with the remaining permits.
Township Petroleum Corporation (“Eagles Nest Prospect”)
Township Petroleum Corporation is the operating subsidiary for the Company’s, one township, oil sands project in Alberta (“Eagles Nest Prospect”). No activity was carried out on this asset during the period.
For both the Eagles Nest and Pasquia Hills Prospects, exploration programs will be developed over the course of the winter, with implementation planned to commence later in 2007.
Other Investments
     During the period, ongoing review work continued on the Apex joint ventures.
Liquidity and Capital Resources
During the three months ended July 31, 2006 the Company was focused on raising funding for exploration on the OQI Permit lands and for the acquisition of the outstanding 2.5% gross overriding royalty on certain permit lands held by OQI. It also entered into the Reorganization Agreement.
To facilitate the requirement for exploration funding on the OQI Permit lands, CanWest completed a private placement of 5,668,100 flow-through common shares for gross proceeds of $33,684,009 during the three months ended July 31, 2006. These common shares have been issued on a flow through basis whereby the proceeds must be used for exploration in Canada and the tax benefits from that exploration will flow through to the subscribers. In conjunction with this financing CanWest has paid agency fees of $1,852,659 and entered into a subscription agreement with OQI whereby it has purchased 703,054 OQI flow through common shares for $33,684,048.
On August 14, 2006, CanWest completed the reorganization pursuant to the terms of the Reorganization Agreement, whereby CanWest increased its ownership interest in OQI, going from a 64.08% ownership interest to a 100% voting interest. In connection with the Reorganization Agreement, CanWest also entered into a Voting and Exchange Trust Agreement with OQI and Computershare Trust Company of Canada (“CTC”), and a Support Agreement with OQI. Collectively, these agreements are referred to as the “Acquisition Agreements”.
According to the Acquisition Agreements, all common shares of OQI other than those held by CanWest were exchanged for a new class of OQI shares called Exchangeable Shares on the basis of 8.23 Exchangeable Shares for each one OQI common share. The Exchangeable Shares are exchangeable at any time on a one-for-one basis, at the option of the holder, for CanWest shares of common stock. An Exchangeable Share provides a holder with economic terms and voting rights which are, as nearly as practicable, effectively equivalent to those of a share of CanWest common stock. Holders of Exchangeable Shares have registration rights with respect to the resale of CanWest common stock to be received upon exchanging the Exchangeable Shares into CanWest shares. The Exchangeable Shares are entitled to a preference over the OQI common shares in the event of a liquidation, dissolution or wind-up of OQI whether voluntary or involuntary, or any other distribution of the assets of OQI, among its shareholders for the purpose of winding up its affairs. The holders of the Exchangeable Shares will receive up to an aggregate of 76,504,302 shares of

CanWest common stock at each holder’s election. The Exchangeable Shares are represented for voting purposes in the aggregate by one share of CanWest Series B Preferred Stock (the “Preferred Share”), which Preferred Share is held by CTC. CTC will in turn vote the one Preferred Share as indicated by the individual holders of Exchangeable Shares. The one Preferred Share represents a number of votes equal to the total outstanding Exchangeable Shares on the applicable record date for the vote submitted to CanWest shareholders.
In connection with the closing of the Reorganization, CanWest’s financial advisor will be paid a success fee of $1,590,528. In addition, OQI issued 288,050 Exchangeable Shares and paid $353,450 as success fees to its financial advisors on closing of the Reorganization.
Subsequent to July 31, 2006, the Company completed a private placement of 4,150,000 shares of its common stock for gross proceeds of $15,770,000. No commissions were paid in connection with the private placement. According to the terms of the private placement, the gross proceeds were used to the purchase of the shares of Stripper Energy Services, Inc., a private Alberta company whose sole asset is a 2.5% gross overriding royalty on certain Permit lands held by OQI, for $17,832,373, which included a deposit of $1,130,927 paid in the three months ended July 31, 2006.
On August 11, 2006 the Company became a reporting issuer in the province of Alberta, Canada and its common shares began to trade on the American Stock Exchange under the symbol BQI on August 24, 2006.
As at September 8, 2006, the Company currently had approximately, $44.0 million in cash on hand. Of this amount the Company is committed to spend approximately $33,055,987 ($37,409,460 CDN) on qualifying resource property expenditures pursuant to certain provisions of the Income Tax Act (Canada). The Company believes that it has sufficient funding to complete its upcoming exploration programs and for general working capital requirements, however, additional funding will be required if the current explorations programs are increased in scope or changes are made to current plans. It is expected that the Company will continue to need further funding and we plan to fund future operations by way of financing, including the public offering or private placement of equity or debt securities. However, we cannot assure you that debt or equity financing will be available to us on acceptable terms, if at all, to meet these requirements. We have no revenues, and our operating results, profitability and future rate of growth depend solely on our ability to successfully implement our business plan and our ability to raise further funding.
Changes in Financial Condition
As noted above during the three months ended July 31, 2006 the primary focus of the Company was exploring the OQI Permit lands, raising exploration funding, completing the acquisition of the non controlling shareholders interest in OQI and the purchase of a 2.5% gross overriding royalty on certain of the OQI Permit lands. During the three months ended July 31, 2005, the primary focus of the Company had been on the acquisition of the OQI Permit lands, securing funding and preparing for an exploration program on the OQI Permit lands.
In total the Company incurred a loss of $19,945,525 or $0.17 per share for the three months ended July 31, 2006 versus a loss of $3,203,707 or $0.05 per share for the three months ended July 31, 2005.
During the three months ended July 31, 2006 the Company’s financing activities did not involve the issuance of warrants and or convertible debt and as such it did not incur any non-cash financing expenses. As a result of the Company’s convertible note financing activities during the three months ended July 31, 2005 non-cash financing expenses of $1,814,559 were incurred.
Stock based compensation expense for the three months ended July 31, 2006 of $22,008,597 (2005 - $390,375) is related to the issuance of options to directors, officers, employees and consultants of the Company and was determined based on the Black-Scholes option valuation model. The Company also has unrecognized stock based compensation costs of $31,587,148 related to unvested options which will be recognized in future periods as the options vest. Stock based compensation is a non-cash expense.
Consulting expenses of $1,867,423 (2005 — $428,901) included $1,013,333 (2005 — $200,000) in stock based fees paid to the Company’s financial advisors. The balance of consulting fees paid of $854,090 (2005 — $228,901) was for services provided by officers, employees and consultants of the Company and included a bonus of $135,123 paid in conjunction with the hiring of a new CEO. The increase over the same period in 2005 is related to the expanded activity of the Company.
Exploration costs for the three months ended July 31, 2006 were $649,272 and were primarily related to exploration work on the OQI Permit lands. Our exploration costs for the three months ended July 31, 2005 were $362,415 primarily related to costs associated with exploration of the Sylvan Lake and Barrhead oil and gas prospects.
Advertising and promotion costs during the three months ended July 31, 2006 of $80,585 (2005 - $268,061) were down significantly from the same period in 2005 as the Company has benefited from past expenditures in advertising and promotion. It is expected that for the foreseeable future advertising and promotion activities of the Company will remain significantly lower than they have been in the past.
Professional fees for the three months ended July 31, 2006 of $573,338 (2005 — $87,621) continues to be major expense of the Company as it incurred significant legal and due diligence costs in relation to the Reorganization Agreement with OQI.
The Company incurred $284,208 (2005 — $35,246) in office costs for the three months ended July 31, 2006. The increase in office costs can be attributed to maintaining two corporate offices during the three months ended July 31, 2006 as opposed to one office during the period ended July 31, 2005.
Rent costs increased to $57,465 (2005 — $14,405) as a result of additional office space leased during the quarter. Travel costs for the three months ended July 31, 2006 have risen to $28,352 from $12,585 for the same period in 2005.
The overall increase in the July 31, 2006 period costs over the same period in 2005 can be attributed to an overall increased level of activity by the Company.
Interest income for the three months ended July 31, 2006 was $290,586 (2005 — $nil). This was because the Company had pre-funded its exploration programs resulting in cash on hand which was invested in short term deposits.
The non-controlling shareholders of OQI’s share of the loss for the three months ended July 31, 2006 was $5,151,083 (2005 – $238,733).
The consolidated balance sheet as at April 30, 2006 has been restated to correct an error in the amounts reported for Properties and Other Comprehensive Income. The error occurred in the translation from Canadian to US funds of the OQI balance sheet and the effect was as follows:

		Other
		Comprehensive
	Properties	income (loss)
Amounts previously reported	$17,831,417	$964,404
Correction of translation error	(708,319)	(708,319)

As restated	$17,123,098	$256,085

The error had no effect on the amounts reported for net loss or net loss per share.
Critical Accounting Policies
The preparation of financial statements in conformity with United States generally accepted accounting principles requires companies to establish accounting policies and to make estimates that affect both the amount and timing of the recording of assets, liabilities, revenues and expenses. Some of these estimates require judgments about matters that are inherently uncertain and therefore actual results may differ from those estimates.
A detailed summary of all of the Company’s significant accounting policies and the estimates derived therefrom is included in Note 2 to the Consolidated Financial Statements for the year ended April 30, 2006. While all of the significant accounting policies are important to the Company’s consolidated financial statements, the following accounting policies and the estimates derived therefrom, have been identified as being critical:
•	Foreign currency translation;
•	Properties and exploration stage expenditures;
•	Income taxes; and
•	Stock based compensation.
Foreign currency translation
The Company’s operations and activities are conducted principally in Canada; hence the Canadian dollar is the functional currency which is translated into U.S. dollars for reporting purposes as follows:
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

Properties and exploration stage expenditures
Properties represent the capitalized costs of acquisition of natural resource properties principally, the right to explore for oil sands deposits in the provinces of Alberta and Saskatchewan, Canada and oil shale deposits in the province of Saskatchewan, Canada.
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
Stock-based compensation
The Company adopted SFAS 123R “Share Based Payments” effective May 1, 2006 using the Modified Prospective Method. This method requires that awards granted, modified, repurchased or cancelled in the quarter beginning after the adoption date use the fair value method to recognize stock based compensation. Also any unvested options, where compensation expense was amortized over the vesting period, and was previously disclosed in the notes to the financial statements as pro-forma, shall now be expensed occur the same amortization period.
Prior to May 1, 2006, the Company applied the intrinsic value method of accounting as prescribed by APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations, in accounting for options granted to employees. As such, compensation expense is recorded on the date of the grant when the market price of the underlying stock exceeds the exercise price. SFAS 123 “Accounting for Stock-based Compensation” establishes accounting and disclosure requirements using the fair value-based method of accounting for stock-based compensation plans. As allowed by SFAS 123, the Company elected to continue to apply the intrinsic value-based method of accounting described above and adopted the disclosure requirements of SFAS 123, as amended by SFAS 148 effective May 1, 2003.
Item 3. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation as of the end of the period covered by this quarterly report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective for the purposes set forth in such definition.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
During the period there were no material developments in the status of legal proceedings as reported in the April 30, 2006 10-KSB.
Item 2. Changes in Securities; Recent Sales of Unregistered Securities
The following reflects share issuances of unregistered securities during the quarter that were not previously reflected on Form 8-K.
On May 8, 2006 the Company issued (i) 267,432 shares of Common Stock to investors pursuant to the conversion of convertible notes; and (ii) 574,345 shares of Common Stock to investors pursuant to the exercise of warrants. The Common Stock was issued in reliance on the exemption from registration contained in Section 3(a)(9) of the Act.
On May 23, 2006 the Company issued (i) 14,895 shares of Common Stock to Robert Pollock pursuant to the conversion of convertible notes at $0.40 per share; and (ii) 13,980 shares of Common Stock to Robert Pollock pursuant to the exercise of warrants at $0.55 per share. The Common Stock was issued in reliance on the exemption from registration contained in Section 3(a)(9) of the Act.
On May 29, 2006 the Company issued (i) 6,992 shares of Common Stock to Gloria Patricio pursuant to the conversion of convertible notes at $0.55 per share; and (ii) 19,114 shares of Common Stock to Gloria Patricio pursuant to the exercise of warrants at $1.30 per share. The Common Stock was issued in reliance on the exemption from registration contained in Section 3(a)(9) of the Act.

Item 6. Exhibits
3.1	Articles of Incorporation, as amended. (1), (2)

3.2	Bylaws.(2)

10.1	Executive Employment Agreement with T. Murray Wilson, dated May 1, 2006. [4]

10.2	Reorganization Agreement, dated June 9, 2006.[3]

10.3	Subscription Agreement for Flow-Through Shares with Subscribers, dated July 5, 2006.[4]

10.4	Subscription Agreement for Flow-Through Shares with Oilsands Quest Inc., dated July 5, 2006.[4]

10.5	Employment Agreement with Christopher Hopkins, dated May 1, 2005. [4]

10.6	Employment Agreement with Karim Hirji, dated May 1, 2005. [4]

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 8-K, filed November 29, 2004.

(2)	Incorporated by reference from Form 10-SB, filed October 14, 1999.

(3)	Incorporated by reference from Form 8-K dated June 14, 2006.

(4)	Incorporated by reference from Form 10-KSB dated July 21, 2006.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

CANWEST PETROLEUM CORPORATION
Date: September 14, 2006	By:	/s/ Christopher H. Hopkins
Christopher H. Hopkins, President, Chief Executive Officer and Director

Exhibit Index

Exhibit
Numbers	Description
3.1	Articles of Incorporation, as amended. (1), (2)

3.2	Bylaws.(2)

10.1	Executive Employment Agreement with T. Murray Wilson, dated May 1, 2006. [4]

10.2	Reorganization Agreement, dated June 9, 2006.[3]

10.3	Subscription Agreement for Flow-Through Shares with Subscribers, dated July 5, 2006.[4]

10.4	Subscription Agreement for Flow-Through Shares with Oilsands Quest Inc., dated July 5, 2006.[4]

10.5	Employment Agreement with Christopher Hopkins, dated May 1, 2005. [4]

10.6	Employment Agreement with Karim Hirji, dated May 1, 2005. [4]

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 8-K, filed November 29, 2004.

(2)	Incorporated by reference from Form 10-SB, filed October 14, 1999.

(3)	Incorporated by reference from Form 8-K dated June 14, 2006.

(4)	Incorporated by reference from Form 10-KSB dated July 21, 2006.