Form 10QSB
period 2006-10-31
Oilsands Quest Inc
filed 2006-12-15
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
COMMISSION FILE NUMBER: 0-27659
OILSANDS QUEST INC.
(Exact name of small business issuer as specified in its charter)

Colorado	98-0461154

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
205, 707 — 7th Avenue SW, Calgary, Alberta, Canada T2P 3H6
(Address of principal executive offices)
(403) 263-1623
(Issuer’s telephone number)
CanWest Petroleum Corporation
(Former name, former address and former fiscal year, if changed since last report)
Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the issuer’s classes of common equity, as of December 6, 2006 was 141,901,779 shares of common stock.
Transitional Small Business Disclosure Format (check one): YES ☐ NO ☑

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Six Months Ended October 31, 2006 and 2005
(Unaudited — Prepared by Management)

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Consolidated Balance Sheets

	October 31,	April 30,
	2006	2006
	(Unaudited)	(Audited)
ASSETS
Current
Cash (note 2 (f))	$43,842,775	$22,127,315
Accounts receivable (note 14 (a))	1,864,265	675,764
Prepaid expenses	—	1,013,333

	45,707,040	23,816,412
Properties (note 4)	354,060,449	17,123,098
Investment in Energy 51 Inc.	310,291	310,291

	$400,077,780	$41,249,801

LIABILITIES
Current
Accounts payable (note 5)	$1,858,487	$19,682,268
Convertible debentures (note 6)	—	295,928

	1,858,487	19,978,196
Future Income taxes	—	1,080,821
Non controlling shareholder interest (note 7)	—	4,735,601

	1,858,487	25,794,618

Commitments and contingencies (notes 2, 3, 4, 8, 9, 10, 11, 12, and 14)
STOCKHOLDERS’ EQUITY
Capital Stock
Authorized
500,000,000 Common stock with a par value of $0.001 each (notes 8, 9, 10 and 11)
10,000,000 Preferred stock with a par value of $0.001 each (notes 3(a) and 8)
Issued
137,522,384 Common stock	137,522
115,046,408 Common stock		115,046
1 Series B Preferred stock (notes 3(a) and 8(b))	1
Additional Paid-in Capital	508,080,717	77,724,920
Deficit Accumulated During Exploration Stage	(109,817,005)	(62,640,868)
Other Comprehensive Income (Loss)	(181,942)	256,085

	398,219,293	15,455,183

	$400,077,780	$41,249,801

See Notes to the Consolidated Financial Statements

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited — Prepared by Management)

					From
					inception on
	Three Months Ended		Six Months Ended		April 3, 1998
	October 31,		October 31,		through to
	2006	2005	2006	2005	October 31, 2006
Expenditures
Stock-based compensation expense	$21,614,095	$—	$43,622,692	$—	$43,622,692
Non-cash financing expense	—	3,871,450	—	5,686,009	36,472,143
Consulting	3,203,882	1,147,371	4,812,166	1,966,647	16,622,849
Exploration costs	1,948,198	709,618	2,597,470	1,072,033	13,569,808
Advertising and promotion	100,254	357,196	180,839	625,257	3,519,581
Professional fees	431,978	100,278	1,005,316	187,899	2,782,803
Office	169,287	56,584	486,132	106,235	1,176,083
Corporate salaries	688,821	—	972,788	—	972,788
Interest and bank charges	1,776	140,667	24,781	157,399	774,118
Transfer agent fee	175,112	44,169	186,502	55,190	436,620
Management fee	—	(18,000)	—	—	414,602
Travel	80,795	24,657	109,147	37,242	391,679
Other Items	81,486	—	81,486	—	207,706
Board fees and expenses	85,617	—	85,617	—	85,617

	28,581,301	6,433,990	54,164,936	9,893,911	121,049,089
Other Items
Recovery of exploration costs	—	(736,782)	—	(736,782)	(936,469)
Interest income	(450,956)	(50,739)	(741,542)	(50,739)	(1,014,846)

Net loss before income tax recovery and non-controlling shareholder interest	28,130,345	5,646,469	53,423,394	9,106,390	119,097,774
Income tax (recovery) expenses	(899,733)	23,181	(1,096,174)	5,700	(1,157,515)

Net loss before non-controlling shareholder interest	27,230,612	5,669,650	52,327,220	9,112,090	117,940,259
Non-controlling shareholder interest	—	(107,086)	(5,151,083)	(345,819)	(8,123,254)

Net loss	$27,230,612	$5,562,564	$47,176,137	$8,766,271	$109,817,005

Net Loss Per Share	$0.21	$0.08	$0.38	$0.14

Weighted Average Number of Shares Outstanding	130,054,507	69,140,286	123,888,304	64,746,753

See Notes to the Consolidated Financial Statements

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended October 31, 2006 and the Year Ended April 30, 2006
(Unaudited — Prepared by Management)

							Deficit
					Additional	Other	Accumulated	Total
	Common Stock		Preferred Stock		Paid-in	Comprehensive	During the	Stockholders
	Shares	Par Value	Shares	Par Value	Capital	Income (loss)	Exploration Stage	Equity
Balance, April 30, 2005	58,408,661	$58,409	—	$—	$13,835,432	$(165,834)	$(9,999,965)	$3,728,042
Common stock issued for:
Cash	24,512,052	24,512	—	—	28,888,364	—	—	28,912,876
Cashless exercise of warrants and options	10,971,013	10,971	—	—	(10,971)	—	—	—
Property	385,880	385	—	—	500,059	—	—	500,444
Services	11,746,945	11,747	—	—	9,298,262	—	—	9,310,009
Settlement of debt	9,021,857	9,022	—	—	5,449,975	—	—	5,458,997
Stock option compensation expense	—	—	—	—	1,314,505	—	—	1,314,505
Beneficial conversion feature of convertible debenture and warrants	—	—	—	—	18,449,294	—	—	18,449,294
Other comprehensive income Exchange gain on translation	—	—	—	—	—	421,919	—	421,919
Net loss	—	—	—	—	—	—	(52,640,903)	(52,640,903)

Balance, April 30, 2006	115,046,408	115,046	—		77,724,920	256,085	(62,640,868)	15,455,183
Common stock issued for:
Cash	11,207,802	11,208	—	—	50,974,105	—	—	50,985,313
Settlement of debt	3,523,727	3,524	—	—	18,689,096	—	—	18,692,620
Cashless exercise of warrants	2,213,953	2,214			(2,214)	—	—	—
Preferred shares issued on reorganization			1	1	319,022,947	—	—	319,022,948
Exchange of exchangeable shares	5,530,494	5,530			(5,530)	—	—	—
Stock option compensation expense	—	—	—	—	43,622,692	—	—	43,622,692
Share issue costs	—	—	—	—	(1,945,299)	—	—	(1,945,299)
Other comprehensive income Exchange loss on translation	—	—	—	—	—	(438,027)		(438,027)
Net loss	—	—	—	—	—	—	(47,176,137)	(47,176,137)

Balance, October 31, 2006	137,522,384	$137,522	1	$1	$508,080,717	$(181,942)	$(109,817,005)	$398,219,293

See Notes to the Consolidated Financial Statements

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited — Prepared by Management)

			From Inception on
	For the Six Months Ended		April 3, 1998
	October 31,		through October 31,
	2006	2005	2006
Operating Activities
Net loss	$(47,176,137)	$(8,766,271)	$(109,817,005)
Non cash adjustments to net loss
Non-cash financing expense	—	5,686,009	36,472,143
Stock-based compensation expense	43,622,692	—	43,622,692
Consulting expenses satisfied by shares	1,204,383	1,863,624	11,746,353
Exploration costs acquired for shares	—	316,685	578,684
Advertising and promotion for shares	—	—	1,459,475
Write-off of exploration property	—	—	856,359
Other	20,260	—	146,480
Recovery of exploration expenses	—	(736,782)	(936,469)
Income tax (recovery) expense	(1,096,174)	5,700	(1,157,515)
Non controlling shareholder interest	(5,151,083)	(345,819)	(8,123,254)
Changes In Non-Cash Working Capital
Accounts receivable and prepaid expenses	(180,953)	31,253	(856,717)
Accounts payable	578,581	296,521	3,396,195

Cash Used in Operating Activities	(8,178,431)	(1,649,080)	(22,612,579)

Investing Activities
Additions to Property	(18,974,433)	(1,723,964)	(32,271,002)
Other investments	—	—	(416,799)

Cash Used in Investing Activities	(18,974,433)	(1,723,964)	(32,687,801)

Financing Activities
Issuance of shares for cash	49,040,014	1,919,403	80,334,283
Common stock returned to treasury	—	—	(15,212)
Convertible debentures	—	5,065,280	8,384,496
Advances from related parties	—	(11,627)	653,062
Future income taxes	—	(111,720)	1,120,206
Shares issued by subsidiary to non-controlling interest (note 3(a))	250,273	3,833,709	7,958,045

Cash Provided by Financing Activities	49,290,287	10,695,045	98,434,880

Inflow of Cash	22,137,423	7,322,001	43,134,500
Effects of exchange rate changes on cash	(421,963)	—	708,275
Cash, Beginning of Period	22,127,315	1,022,175	—

Cash, End of Period	$43,842,775	$8,344,176	$43,842,775

Non-Cash Financing Activities
Common stock issued for properties	$—	$—	$3,837,442

Warrants granted on purchase of properties	$—	$—	$1,763,929

Common stock issued for services	$1,204,383	$1,722,204	$11,592,546

Common stock issued for debt	$18,692,620	$1,663,200	$28,401,029

See Notes to the Consolidated Financial Statements

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Six Months Ended October 31, 2006
(Unaudited — Prepared by Management)
1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

On November 1, 2006 CanWest Petroleum Corporation changed its name to Oilsands Quest Inc. (“OQI”). At the same time the name of the company’s main operating subsidiary was changed from Oilsands Quest Inc. to Oilsands Quest Sask Inc. (“OQI Sask”).

OQI together with its subsidiaries (collectively referred to as the “Company”) is in the exploration stage and follows the guidance of a development stage company as defined in statement No. 7 of the Financial Accounting Standards Board. The principal business activity is the exploration and development of natural resource properties in Canada.

2.	BASIS OF PRESENTATION:
a)	Unaudited financial information

These consolidated financial statements are presented in United States dollars unless otherwise indicated and have been prepared in accordance with United States of America Generally Accepted Accounting Principles (“US GAAP”) and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending April 30, 2007. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements and notes included herein have been prepared on a basis consistent with and should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended April 31, 2006 as filed in its annual report on Form 10-KSB.

The significant accounting polices used in these consolidated financial statements are as follows:

b)	Principles of consolidation

These consolidated financial statements include the accounts of OQI and all of its subsidiaries as follows:
—	Oilsands Quest Sask Inc. in which it holds a 100% interest (April 30, 2006 — 62.75% (note 3(a) and 4 (a));

—	Western Petrochemicals Corp. (“Western Petrochemicals”) in which it holds a 100% interest (note 4 (b));

—	Township Petroleum Corporation (“Township”), in which it holds a 100% interest (note 4 (c))

—	Stripper Energy Services Inc. (Stripper), in which OQI Sask holds a 100% interest (note 3(b))

—	its wholly owned subsidiary, Anhydride Petroleum (USA), Inc. (“Anhydride USA”) and Anhydride USA’s wholly owned subsidiary Anhydride Petroleum (Canada) Inc. (“Anhydride Canada”), both acquired April 30, 2002, until October 31, 2005 when Anhydride Canada was sold to a third party for nominal cash proceeds;
All inter-company transactions and balances have been eliminated.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Six Months Ended October 31, 2006
(Unaudited — Prepared by Management)
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

Gains and losses arising from the translation of foreign currency financial statements are included in other comprehensive income (loss) as a separate component of stockholders’ equity.
e)	Properties and exploration stage expenditures

Properties represents the capitalized costs of acquisition of natural resource properties principally, the right to explore for oil sands deposits in the provinces of Alberta and Saskatchewan, Canada and oil shale deposits in the province of Saskatchewan, Canada.

Property costs are reviewed for impairment at least annually to consider whether there are conditions that may indicate impairment. The carrying value of each property is compared to its net recoverable amount as estimated by quantifiable evidence of the market value of similar land or geological resources. If the carrying value is found to exceed the estimated net recoverable amount a write down will be recorded.

Property amounts reported represent costs incurred to date and do not necessarily reflect present or future values. All exploration costs incurred to the date of establishing that a property is economically recoverable are charged to operations.

f)	Restricted Cash

Cash includes $30,939,712 ($34,736,015 CDN) representing the balance of proceeds of a flow through share offering outstanding to be spent on qualifying expenditures. In accordance with the terms of the offering and pursuant to certain provisions of the Income Tax Act (Canada) the Company is required to expend these funds on qualifying resource property expenditures by December 31, 2007.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Six Months Ended October 31, 2006
(Unaudited — Prepared by Management)
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

	Six Months Ended October 31,
	2006	2005
Expected Life (years)	5.09	1.58
Risk free interest rate	4.42%	3.69%
Expected volatility	118%	115%
Dividend yield	0%	0%
The estimated fair value is then amortized on the straight-line method over the vesting period.

The Company adopted SFAS 123R effective May 1, 2006 using the Modified Prospective Method. This method requires that awards granted, modified, repurchased or cancelled in the quarter beginning after the adoption date use the fair value method to recognize stock based compensation.

In applying the Modified Prospective Application method for the six months ended October 31, 2006, the Company recorded stock based compensation cost totalling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No.123. Previous amounts have not been restated.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Six Months Ended October 31, 2006
(Unaudited — Prepared by Management)
2.	BASIS OF PRESENTATION: (continued)
g)	Stock-based compensation (continued)

Prior to the adoption of SFAS No. 123R, the Company applied Accounting Principles Board Opinion No 25. “Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations and provided the required pro-forma disclosures of Financial Accounting Standards 123 “Accounting for Stock-based Compensation (“SFAS 123”). Under APB 25, compensation expenses are only recorded to the extent that the exercise price is less than fair value on the measurement date. Non-employee options were recognized at the fair value of the options as determined by an option-pricing model as the services were performed and the options earned. The pro-forma information for the six months ended October 31, 2005 was as follows:

Net loss for the period, as reported	$8,766,271
Stock-based employee compensation if fair-value based method applied	4,864,554

Pro-forma net loss as if fair-value method had been applied	$13,630,825

Basic and diluted loss per share
As reported	$0.14
Pro forma	$0.21
The weighted average fair value of stock options granted during the six months ended October 31, 2005 was $0.99 per option.

h)	Loss per share

Loss per share calculations are based on the weighted average number of shares outstanding during the period. Diluted loss per share has not been presented separately as the outstanding warrants and options are anti-dilutive for each of the periods presented.
3.	ACQUISITIONS
a)	Acquisition of the minority interest (35.92%) in Oilsands Quest Sask. Inc.

On August 14, 2006, OQI completed the reorganization pursuant to the terms of a reorganization agreement, whereby OQI increased its ownership interest in OQI Sask, going from a 64.08% ownership interest to a 100% voting interest. OQI acquired all of the minority interest (35.92%) in OQI Sask.

The Company has consolidated the operating results of OQI Sask from its commencement of operations on September 24, 2004. The total purchase price of the acquisition $319,022,948, which is comprised of the fully diluted number of Exchangeable Shares, has been allocated to property costs. The deemed value of the Exchangeable Shares is based on $4.17, being the average trading price of the Company’s common shares for the five days prior to and following August 14, 2006. Any future proceeds received from the exercise of OQI Sask options or warrants or the cancellation of OQI Sask options and warrants will reduce the purchase price if and when these events occur.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Six Months Ended October 31, 2006
(Unaudited — Prepared by Management)
3.	ACQUISITIONS (continued)
In connection with the reorganization agreement, OQI also entered into a Voting and Exchange Trust Agreement with OQI Sask and Computershare Trust Company of Canada (“CTC”), and a Support Agreement with OQI Sask. Collectively, these agreements are referred to as the “Acquisition Agreements.” According to the Acquisition Agreements, all common shares of OQI Sask, other than those held by the OQI, were exchanged for a new class of OQI Sask shares called Exchangeable Shares on the basis of 8.23 Exchangeable Shares for each one OQI Sask common share. The Exchangeable Shares are exchangeable at any time on a one-for-one basis, at the option of the holder, for the OQI’s shares of common stock. OQI Sask can redeem the outstanding Exchangeable Shares on the same terms at any time after August 14, 2013 and only under certain limited circumstances prior to August 14, 2013 in accordance with the Acquisition Agreements. An Exchangeable Share provides a holder with economic terms and voting rights, which are, as nearly as practicable, effectively equivalent to those of a share of the OQI’s common stock. Holders of Exchangeable Shares have registration rights with respect to the resale of the OQI’s common stock. The Exchangeable Shares are entitled to a preference over the OQI Sask common shares in the event of a liquidation, dissolution or wind-up of OQI Sask whether voluntary or involuntary, or any other distribution of the assets of OQI Sask among its shareholders for the purpose of winding up its affairs. OQI may issue up to an aggregate of 76,504,304 shares of OQI common stock of which 5,530,494 have been issued, 53,557,483 may be issued through the conversion of Exchange Shares and the balance to be issued on the exercise of OQI Sask options and warrants into Exchange Shares and their subsequent exchange. The Exchangeable Shares are represented for voting purposes in the aggregate by one share of the OQI’s Series B Preferred Stock (note 8(b)).

In connection with the closing of the Acquisition Agreements, OQI’s financial advisor was paid a success fee of $1,590,528. In addition, OQI Sask issued 288,050 Exchangeable Shares, with a deemed value of $1,204,383 and paid $353,450 as success fees to its financial advisors.

b)	Acquisition of Stripper Energy Services Inc.

On August 15, 2006 the Company acquired all of the issued and outstanding shares of Stripper Energy Services Inc. (“Stripper”) for $17,948,722, which amount includes $116,349 in interest and working capital adjustments. Stripper is a private inactive Alberta company, whose sole asset is a 2.5% gross overriding royalty on certain permit lands held by OQI Sask. The total purchase price for the Stripper shares has been allocated to property costs.

In conjunction with the acquisition of Stripper, OQI completed a private placement of 4,150,000 shares of its common stock for gross proceeds of $15,770,000, which according to the terms of the private placement were used for the purchase of Stripper. No commissions were paid in connection with this private placement.
For purposes of these interim unaudited consolidated financial statements the purchase consideration has been allocated on a preliminary basis to the properties acquired. The full future income tax impact of the acquisitions on a consolidated basis has not yet been determined. OQI will perform further analysis on the combined company’s tax position prior to finalizing the allocation of the purchase price. Although the results of this review are presently unknown, it is anticipated that it may result in the recognition of a future tax liability related to these acquisitions with a corresponding addition to the property account.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Six Months Ended October 31, 2006
(Unaudited — Prepared by Management)
4. PROPERTIES

	OQI Sask	Pasquia Hills,
	Oil Sands	Oil Shale	Eagles Nest,
	Exploration	Exploration	Oil Sands
	Permits	Permits	Lease	Total
Balance April 30, 2006	$12,415,991	$3,854,648	$852,459	$17,123,098
Additions to property	18,809,958	—	164,475	18,974,433
Excess of OQI share acquisition cost over book value	16,752,262	—	—	16,752,262
Acquisition of minority interest	319,022,948	—	—	319,022,948
Reclass of minority interest at date of acquisition to property	(16,323,010)	—	—	(16,323,010)
Proceeds on exercise of OQI Sask options recorded as a reduction of the minority interest purchase price	(1,489,282)	—	—	(1,489,282)

Balance October 31, 2006	$349,188,867	$3,854,648	$1,016,934	$354,060,449

a)	OQI Sask Oil Sands Exploration Permits

On September 29, 2004, OQI Sask acquired a 49% interest in certain Oil Shale Exploration Permits (“the Permits”) in northwestern Saskatchewan near the Alberta border. The 49% interest in the permits was acquired from a third party for $769,125, the issuance of 50,000 OQI common shares, with a deemed value of $19,000, and a 2.5% gross overriding royalty (the “2.5% GORR”). On May 3, 2005, OQI Sask acquired the remaining 51% interest in the Permits for $1,202,131, 2 million OQI common shares, with a deemed value of $640,000 and the assumption of $0.11 per barrel in royalties which may be bought down to $0.04 per barrel at any time by paying $7,000,000.

The Permits are granted by the Province of Saskatchewan and provide for the right to explore and work the permit lands in the Province of Saskatchewan for a term of five years to May 31, 2009 or until a lease has been granted for their development. In accordance with the terms of the Permits, OQI relinquished 40% of the total acreage covered by the Permits on May 31, 2005, and was required to relinquish another 40% of the remaining acreage by May 31, 2006. During the quarter, OQI Sask obtained an extension of the 2006 relinquishment to June 1, 2007. As at Oct 31, 2006, the Permits comprised an area of approximately 847,000 acres and following all relinquishments the Permits will comprise an area of approximately 508,000 acres.

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

During the six months ended October 31, 2006 the Company added $18,809,958 to the OQI Sask Oil Sands exploration permits consisting of $17,948,722 paid for Stripper (note 3(b)) plus $861,236 paid for equipment and other property additions.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Six Months Ended October 31, 2006
(Unaudited — Prepared by Management)
4.	PROPERTIES (continued)
b)	Pasquia Hills, Oil Shale Exploration Permits

During the period ended October 31, 2006, all of the permits expired and have been returned to the Saskatchewan government. The Company then reapplied to the Saskatchewan government to reacquire the permits and was granted a certain number of them with the balance of the permits pending Saskatchewan government approval.

c)	Eagles Nest, Oil Sands Lease

On June 1, 2005, Township entered into an agreement with three third parties (collectively the Triple 7 Joint Venture) to post, acquire, develop and produce oil sands deposits located in the Athabasca Region of Alberta, Canada (the Triple 7 Joint Venture Agreement). As a result of this agreement, Township acquired one lease consisting of approximately 22,800 acres (the “Eagles Nest, Oil Sands Lease”) at a cost of $727,187. Pursuant to the terms of this agreement OQI issued the Triple 7 Joint Venture 114,015 of its common shares with a deemed value of $127,432. Township has also agreed to pay the Triple 7 Joint Venture partners, as ongoing fees, $133,606 ($150,000 CDN) in cash or common shares of OQI (at the discretion of the Company) on the first and second anniversary dates of the agreement. Any shares issued under the agreement are subject to “piggyback” registration rights. On the third anniversary date and each subsequent anniversary date of the agreement Township shall pay to the Triple 7 Joint Venture $400,819 ($450,000 CDN) until such time as the lease is surrendered or a commercial project has been identified. In the event that Township receives a feasibility study, conducted by an independent third party, that indicates that a commercial project is economic and wishes to construct a commercial project, Township is required to notify the Triple 7 Joint Venture. Upon commencement of construction of such a commercial project Township shall pay to the Triple 7 Joint Venture the sum of $5,344,259 ($6,000,000 CDN). In addition to such payments Township has granted each of the three Triple 7 Joint Venture partners a royalty in the acquired leases of $0.027 ($0.03 CDN) on each barrel of crude bitumen produced, saved and sold or $400,819 ($450,000 CDN) per year, whichever is greater. Such royalty is governed by the royalty procedure, which stipulates, among other things, that the royalty will be secured by a lien, first charge or security interest on the royalty lands, and that the royalty is assignable or transferable subject to a right of first offer to Township.

To finance the acquisition of the project OQI issued convertible debentures pursuant to which Township also granted royalties as to $0.0052 ($0.0058 CDN), net after a buy back, on each barrel of crude bitumen produced, saved and sold from the project.

Pursuant to the terms of the lease Townships lease rental payments are $28,731 ($32,256 CDN) per year.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Six Months Ended October 31, 2006
(Unaudited — Prepared by Management)
5.	ACCOUNTS PAYABLE

Accounts payable consists of the following:

	October 31,	April 30,
	2006	2006
Accounts payable and accrued liabilities	$1,858,487	$2,369,645
Penalty share accrual (note 9(a))	—	17,312,623

	$1,858,487	$19,682,268

6.	CONVERTIBLE DEBENTURES

The convertible debentures outstanding at April 30, 2006 were converted into 821,701 OQI common shares during the six months ended October 31, 2006.

7.	NON-CONTROLLING SHAREHOLDER INTEREST

The non-controlling shareholder interest as calculated to the date of acquisition by OQI was transferred to the OQI Sask property account.

	Common
	Shares	Amount
Balance, April 30, 2006	6,962,459	$4,735,601
Shares issued to non controlling shareholders	5,875	10,518
Share of net loss of OQI Sask to date of acquisition	—	(5,151,083)
Non controlling shareholders interest in shares issued to OQI	—	16,727,974

Balance held by non-controlling interest at date of acquisition (representing 35.92% of total common shares outstanding)	6,968,334	16,323,010
Transferred to the OQI Sask property account on acquisition of the minority interest (see note 4)	(6,968,334)	(16,323,010)

	—	$—

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Six Months Ended October 31, 2006
(Unaudited — Prepared by Management)
7.	NON-CONTROLLING SHAREHOLDER INTEREST (continued)

The following tables summarize information about OQI Sask share purchase warrants outstanding at October 31, 2006:

		Weighted Average
	Number	Exercise Price (CDN)
Issued and outstanding, April 30, 2006	2,216,013	$6.48
Exercised	(1,944,813)	$7.14

Issued and outstanding, October 31, 2006	271,200	$1.82

Expiry	Exercise	Number of
Date	Price (CDN)	Warrants
May 31, 2007	$2.00	96,200
June 15, 2007	$2.00	50,000
Feb 28, 2008	$1.60	93,750
April 1, 2008	$1.60	31,250

		271,200

The following tables summarize information about OQI Sask stock options outstanding at October 31, 2006:

		Weighted Average
	Number	Exercise Price (CDN)
Issued and outstanding, April 30, 2006	700,000	$4.00
Granted	1,280,000	$21.40
Exercised	(135,000)	$1.93

Issued and outstanding, October 31, 2006	1,845,000	$16.15

	Number	Number	Weighted Average
Exercise Price	Outstanding at	Exercisable at	Remaining Contractual
(CDN)	Oct 31, 2006	Oct 31, 2006	Life
$0.50	100,000	100,000	3.04 Years
$3.00	100,000	100,000	1.79 Years
$6.00	680,000	680,000	3.33 Years
$25.00	915,000	615,000	4.06 Years
$50.00	50,000	12,500	4.75 Years

	1,845,000	1,507,500

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Six Months Ended October 31, 2006
(Unaudited — Prepared by Management)
7.	NON-CONTROLLING SHAREHOLDER INTEREST (continued)

In conjunction with the issuance of the OQI Sask stock options the Company has recorded a stock based compensation expense of $23,996,573 (2005 — $0), for the six months ended October 31, 2006 and has an unrecorded stock based compensation expense of $6,746,671 which will be recorded in future periods as options vest.

OQI Sask options and warrants outstanding at October 31, 2006 total 2,116,200 and represent 17,416,326 Exchangeable Shares that may be issued (see notes 3(a) and 8(b)).

8.	PREFERRED SHARES
a)	Series A Preferred Shares

As at March 9, 2006 OQI adopted a shareholders right plan and reserved 250,000 of its preferred shares for issuance pursuant to the exercise of the rights. The rights are designed to have certain anti-takeover effects and as such they will cause substantial dilution to a person or group that attempts to acquire OQI without conditioning the offer on a substantial number of rights being acquired, or in a manner or on terms not approved by the board of directors of OQI. The rights, however, should not deter any prospective offer or willingness to negotiate in good faith with the board of directors, nor should the rights interfere with any merger or other business combination approved by the board of directors. To effect the shareholders rights plan OQI declared a distribution of one right to each outstanding share of common stock, payable to shareholders of record on March 23, 2006. This right will be attached to the underlying common share and remain with the common share should the common share be sold or transferred.

b)	Series B Preferred Stock

On August 14, 2006, OQI closed a reorganization agreement with OQI Sask, which was initially executed on June 9, 2006, whereby OQI acquired the minority interest in OQI Sask, going from a 64.08% ownership interest to a 100% voting interest (the “Reorganization Agreement”). In connection with the Reorganization Agreement, OQI Sask also entered into a Voting and Exchange Trust Agreement with OQI Sask and Computershare Trust Company of Canada (“CTC”), and a Support Agreement with OQI Sask. Collectively, these agreements are referred to as the “Acquisition Agreements.”

According to the Acquisition Agreements, all holders of OQI Sask common stock other than OQI were exchanged for a new class of OQI Sask shares called Exchangeable Shares pursuant to a ratio of one OQI Sask common share to 8.23 Exchangeable Shares. The Exchangeable Shares are exchangeable at any time on a one-for-one basis, at the option of the holder, for OQI shares of common stock. An Exchangeable Share provides a holder with economic terms and voting rights which are, as nearly as practicable, effectively equivalent to those of a share of OQI common stock. Holders of Exchangeable Shares have registration rights with respect to the resale of OQI common stock to be received upon exchanging the Exchangeable Shares into OQI shares. The holders of the Exchangeable Shares may receive up to an aggregate of 76,504,304 shares of OQI common stock at each holder’s election. The Exchangeable Shares are represented for voting purposes in the aggregate by one share of OQI Series B Preferred Stock (the “Preferred Share”), which Preferred Share is held by CTC. CTC will in turn vote the one Series B Preferred Share as indicated by the individual holders of Exchangeable Shares. The one Preferred Share represents a number of votes equal to the total outstanding Exchangeable Shares on the applicable record date for the vote submitted to OQI shareholders.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Six Months Ended October 31, 2006
(Unaudited — Prepared by Management)
8.	PREFERRED SHARES (continued)
b)	Series B Preferred Stock (continued)

Exchangeable shares issuable as a result of the Acquisition Agreements (note 3(a))

		Exchangable
		shares issuable
	OQI Sask	on the exercise	Total
	Exchangeable	of options and	Exchangeable
	shares	warrants	shares issuable
Acquisition date, August 14, 2006	57,349,388	19,154,916	76,504,304
OQI Sask options and warrants exercised	1,738,589	(1,738,589)	—
Exchangeable Shares exchanged into OQI common shares	(5,530,494)	—	(5,530,494)

Balance, October 31, 2006	53,557,483	17,416,327	70,973,810

Subsequent to October 31, 2006 4,300,315 OQI common shares were issued on the exchange of OQI Sask Exchangeable Shares.
9.	COMMON STOCK
a)	Private placement of common shares

In August 2006 OQI completed a private placement of 4,150,000 shares of its common stock for gross proceeds of $15,770,000. No commissions were paid in connection with the Offering. According to the terms of the private placement, the gross proceeds were used for the purchase of the shares of Stripper Energy Services, Inc., a private Alberta company, which holds a 2.5% gross overriding royalty on certain permit lands held by OQI Sask (see Notes 3(a) and 4(a)).

During the three months ended July 31, 2006, OQI completed a private placement of 5,668,100 flow through common shares for gross proceeds of $33,684,009. These common shares have been issued on a flow through basis whereby the proceeds must be used for exploration in Canada and the tax benefits from that exploration will flow through to the subscribers. In conjunction with this financing OQI has paid investment banking fees of $1,852,659 and entered into a subscription agreement with OQI Sask whereby it purchased 703,054 OQI Sask flow through common shares for $33,684,048.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Six Months Ended October 31, 2006
(Unaudited — Prepared by Management)
9.	COMMON STOCK (continued)
During the year ended April 30, 2006 OQI completed a private placement of 15,268,000 units at $1.50 per unit whereby it issued 15,268,000 common shares and 7,634,000 warrants exercisable at $2.00 until December 12, 2007. Pursuant to this placement OQI paid consultants $390,870 cash plus 260,580 warrants on similar terms as the issued warrants. In conjunction with this financing OQI has also granted the investors and consultants certain registration rights whereby OQI has undertaken to file a resale registration statement covering the shares and shares underlying the warrants within sixty days of closing, otherwise it shall pay a 2% penalty for each month and part of month that it is late in doing so. In addition, OQI must respond to any queries to that resale registration statement within two weeks of receipt or else be subject to an additional penalty as to 2% for each two weeks thereafter. The penalties are payable, at the unit holders election, in either common shares or cash at $1.75 per penalty share. Any penalty shares will also be qualified for resale by the same SB2 registration statement. OQI has filed the required SB2 registration statement and has issued 2,889,371 common shares at a deemed cost of $17,312,623.

b)	Debt settlement

The Company has reserved 1,961,900 shares to settle outstanding debts of a former subsidiary. No shares were issued pursuant to these agreements during the six months ended October 31, 2006.
10.	STOCK OPTIONS

As at October 31, 2006 OQI had outstanding options to purchase that same number of shares as follows:

	Stock option	Exercise	Number of
Plan	Expiry Date	Price	Options
SOP 2005(b)	20-Oct-07	$1.50	400,000
SOP 2006	01-Jan-07	$1.70	300,000
SOP 2006	01-Jan-08	$2.00	400,000
SOP 2006	01-Nov-08	$2.58	600,000
SOP 2006	08-Feb-08	$4.62	250,000
SOP 2006	17-Feb-09	$4.57	250,000
SOP 2006	09-Mar-08	$4.60	250,000
SOP 2006	01-May-11	$6.75	1,000,000
SOP 2006	14-Aug-11	$6.75	1,000,000
SOP 2006	01-May-12	$6.75	1,000,000
SOP 2006	01-May-13	$6.75	1,000,000
SOP 2006	18-May-08	$6.00	300,000
SOP 2006	18-May-09	$6.00	30,000
SOP 2006	23-Aug-08	$5.05	75,000
SOP 2006	23-Aug-11	$5.05	3,080,000
SOP 2006	05-Sep-11	$5.10	300,000
SOP 2006	27-Sep-11	$3.90	50,000
SOP 2006	02-Oct-11	$3.89	400,000

			10,685,000

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Six Months Ended October 31, 2006
(Unaudited — Prepared by Management)
10.	STOCK OPTIONS (continued)

Included in the number of options outstanding as at October 31, 2006 are the following options which have not completely vested:
•	177,778 options at $2.00 with an expiry date of January 1, 2008 that vest evenly until June 30, 2007;

•	1,000,000 options at $6.75 with an expiry date of May 1, 2012 which vest on May 1, 2007;

•	1,000,000 options at $6.75 with an expiry date of May 1, 2013 which vest on May 1, 2008;

•	485,000 options which vest on anniversary dates between August 23 and October 2nd in each of 2007, 2008 and 2009;

•	1,940,000 which vest on or after dates between August 23 and October 2, 2009 as to 485,000 upon achieving a 750 million bitumen in place (“BIP”) barrel count defined as the high resource (P10) estimate of bitumen in place (as determined in accordance with national Instrument 51-101 “Standard of Disclosure for Oil and Gas Activities)” issued by the securities regulatory authorities in Canada) and 485,000 options thereafter for each 250 million increase in the BIP barrel count.
A summary of the OQI’s stock option activity is as follows:

		Weighted
		Average
	Number	Exercise
	of Options	Price
Balance April 30, 2006	2,450,000	$2.82
Options granted	8,490,344	$5.83
Options exercised	(205,344)	$5.17
Options cancelled	(50,000)	$5.05

Balance, Oct 31, 2006	10,685,000	$5.16

During the six months ended October 31, 2006, 8,285,000 options that were granted were accounted for using the Black-Scholes option-pricing model, which resulted in a stock based compensation expense of $19,626,119. As at October 31, 2006 the Company also had an unrecognized stock option compensation expense of $12,730,433 which will be recorded in future periods as options vest.

In addition to the above, OQI Sask has 1,845,000 outstanding options which may be exercised and exchanged into Exchangeable Shares whereby up to an additional 15,184,350 OQI common shares may be issued, see note 7.

On December 1, 2006 50,000 options to acquire that same number of OQI common shares were granted to an employee at $5.25 per share for five years.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Six Months Ended October 31, 2006
(Unaudited — Prepared by Management)
11.	WARRANTS
OQI had the following warrants outstanding to purchase that same number of common shares as at October 31, 2006:

Expiry	Exercise	Number of
Date	Price	Warrants
19-Sep-07	$0.55	201,026
12-Dec-07	$2.00	7,634,000
15-Dec-07	$2.00	1,500,000
15-Dec-07	$1.75	260,580

		9,595,606

     A summary of the OQI’s share purchase warrant activity is as follows:

		Weighted
	Number	Average
	of Shares	Exercise Price
Balance April 30, 2006	13,565,321	$ 1.63
Warrants expired / cancelled	(200,013)	$ 4.50
Warrants exercised — cash	(1,389,702)	$ 1.10
Warrants exercised — cashless	(2,380,000)	$ 0.34

Balance October 31, 2006	9,595,606	$ 1.96

In addition to the above, OQI Sask has 271,200 outstanding warrants which may be exercised and exchanged into Exchangeable Shares whereby up to an additional 2,231,976 OQI common shares may be issued, see note 7.

12.	RELATED PARTY TRANSACTIONS

The following non-arm’s length transactions occurred with parties who are directors and stockholders of the Company during the six months ended October 31, 2006, other than in the normal course of business:
(a)	OQI issued a former officer 100,000 bonus shares at a deemed cost of $517,000 that was included in accounts payable at April 30, 2006. Another former officer also received 41,667 bonus shares at a deemed cost of $215,418 which was included in accounts payable as at April 30, 2006.

(b)	OQI has entered into employment agreements with all its officers which require payment of up to twenty-four months salary (including bonuses and benefits) and the acceleration of the vesting of options on a change of control or termination without cause.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Six Months Ended October 31, 2006
(Unaudited — Prepared by Management)
13. COMPREHENSIVE LOSS

	October 31,
	2006	2005
Net loss	$47,176,137	$8,766,271
Other comprehensive (income)	438,027	(84,040)

	$47,614,164	$8,682,231

14. COMMITMENTS
a)	In support of an expanded drilling program on the OQI Sask Exploration Permits OQI Sask has committed to the purchase of a $3,562,840 ($4,000,000 CDN) portable residence camp facility. As at October 31, 2006 OQI has advanced a total of $1,073,305 in relation to the camp facility and this amount is included in accounts receivable.

b)	OQI has entered into an office lease whereby its lease commitments will total $276,120 ($310,000 CDN) through June 2008.

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
All payments to be made in the future have been expressed in U.S. dollars using an exchange rate of $1 U.S. = $1.1227 CDN.
Plan of Operations
Oilsands Quest Inc. (formerly CanWest Petroleum Corporation) (“CanWest” or “OQI”), together with its subsidiaries Oilsands Quest Sask Inc. (formerly Oilsands Quest Inc.) (“OQI Sask”), Anhydride Petroleum (USA) Inc., Township Petroleum Corporation (“Township”), Stripper Energy Services Inc. (“Stripper”) and Western Petrochemicals Corporation (“Western Petrochemicals”), collectively (the “Company”), is in the exploration stage and does not currently have any income from operating activities. The Company has sufficient working capital and other capital resources to meet the obligations anticipated by its presently planned activity programs until April 2007. To the extent these plans may be adjusted or other business opportunities are identified, management may seek to raise additional capital through the issuance of equity and or debt. No assurance can be given that the Company will be successful in raising additional capital or that other opportunities will be found.

On August 11, 2006 CanWest became a reporting issuer in the province of Alberta, Canada and its common shares began to trade on the American Stock Exchange under the symbol BQI on August 24, 2006. Prior to that its shares were traded on the OTCBB.

On August 14, 2006 CanWest completed the acquisition of all of the common shares of OQI Sask not owned by it through a reorganization agreement described herein.

On October 30, 2006 the Company’s shareholders approved changing the name of CanWest to Oilsands Quest Inc. (“OQI”). This change was effected on November 1, 2006 and at the same time, the name of its main operating subsidiary, Oilsands Quest Inc., was changed to Oilsands Quest Sask Inc. (“OQI Sask”).

Shareholder approval was given to amend the Articles of Incorporation and Bylaws to provide for staggered terms for the Board of Directors and the shareholders also approved the following proposals: the proposal to increase the number of authorized shares of Common Stock from 250,000,000 shares to 500,000,000 shares; the proposal to approve the 2006 Stock Option Plan, as amended; and the proposal to approve the Shareholders’ Rights Agreement previously adopted by the OQI board of directors. The shareholders also elected the following individuals to the Board of Directors: T. Murray Wilson, Christopher H. Hopkins, Ronald Phillips, Gordon Tallman, Thomas Milne, and W. Scott Thompson.
Oilsands Quest Sask Inc., Oil Sands Exploration Permits
During the six months ended October 31, 2006 the Company, through its operating subsidiary, OQI Sask, conducted a wide range of exploration activities. By early April 2006, the Winter 2005/2006 exploration drilling program was completed and an assessment of its data began. In August 2006 the Company received the independent geological consultants’ assessment of in-place volumes of bitumen in the area covered by the Winter 2005/2006 exploration program. The assessment, prepared by Norwest Corporation of Calgary, was made in accordance with the Canadian Oil and Gas Evaluation Handbook (COGEH), which is a primary reference for reporting resources under Canadian Securities Administrators National Instrument 51-101 Standards of Disclosure for Oil and Gas Activities. The area covered in the assessment represents approximately 1.4 percent of OQI’s net permit lands (“the Permits”) of approximately 508,000 acres. An End of Season report for the Winter 2005/2006 exploration drilling program documenting conformance with the original application plans was prepared and submitted to the Canadian federal and provincial governments.

Previously in March 2006 OQI Sask received approval from the Saskatchewan government to conduct its winter 2006/2007, 150 hole exploration drilling program, including construction of approximately 60 miles (100 kilometres) of new access road. This program is designed to test the prospectivity of OQI Sask’s Permit lands along the west edge of the property, adjacent to the Alberta/Saskatchewan border.

In July 2006 an application was prepared and submitted to the Saskatchewan government for a second exploration program. The purpose of this effort was to expand the area of the discovery made in the prior winter. This exploration program consisting primarily of a geophysical survey, airborne surveys and the drilling of an additional 100 holes was also approved.

The 2006/2007 Exploration Program commenced in late summer 2006 after receipt of the regulatory approvals, with road construction and improvement; camp renovation and expansion; and drill site preparation. A seismic test program was completed successfully and as a result, further seismic work is scheduled for early in 2007 subject to regulatory approval. In early November, the first drilling rig arrived at the site and began drilling and coring. With excellent, cold weather conditions, the decision was made to accelerate the arrival of a second rig, and a third drilling rig was also ordered ahead of schedule. Originally, this third rig had not been scheduled to arrive until January 2007. Through the last week of November and until the planned shutdown on or about December 20 for Christmas, OQI Sask will employ three drilling rigs working 24 hours per day, 7 days per week.

Activity and planning of infrastructure improvements was also undertaken during the six months ended October 31, 2006. Two new housing complexes were designed and ordered for installation late in 2006 and early in 2007. These will bring manpower capacity to over 150 persons, sufficient to support the needs of the planned 2006/2007 exploration program. Access road improvements were initiated, aggregate pits identified and their extraction rights secured and the application for the installation of an airstrip submitted.

In accordance with the terms of its exploration permits, OQI Sask relinquished 40% of the total acreage covered by the Permits on May 31, 2005, and was required to relinquish another 40% of the remaining acreage by May 31, 2006. OQI Sask requested an extension of the 2006 relinquishment from the Saskatchewan government, which was approved and the relinquishment is now scheduled for June 2007. As at November 30, 2006, the Permit lands comprised an area of approximately 847,000 acres and following all relinquishments the Permit lands will comprise an area of approximately 508,000 acres. The Permits are regulated under the Saskatchewan Oil Shale Regulations, 1964, subject to amendment from time to time.

Pasquia Hills Oil Shale Prospect
During the six months ended October 31, 2006, nine of the Company’s eleven permits on the Pasquia Hills Oil Shale Prospect were reacquired as new exploration permits. These new exploration permits, with five year terms, cover 581,017 acres (406,712 net). No field operations were carried out on the Pasquia Hills Oil Shale Prospect during the period as the Company has concentrated its efforts on acquiring the new permits. The Company has applied for the remaining two permits that reached the end of their term in the period, totaling 189,369 acres, and has been advised by the regulator that these remaining two applications will be addressed under the planned revised oil shale regulations, expected in the spring of 2007.

Currently, the Pasquia Hills Oil Shale Prospect covers approximately 581,017 acres (406,712 net) located near Hudson Bay, Saskatchewan and is comprised of nine Saskatchewan Oil Shale Exploration Permits. The permits provide for the right to explore, mine, quarry and work the permit lands, but not to produce or recover oil shales except for test purposes until a lease has been granted. The overall prospects for this project will continue to be examined in 2006 and beyond.
Eagles Nest Prospect
Township Petroleum Corporation is the operating subsidiary for the Company’s, one township, oil sands lease in Alberta (“Eagles Nest Prospect”). No field activity was carried out on this asset during the period.

For both the Eagles Nest and Pasquia Hills Prospects, exploration programs will be developed over the course of the winter, with implementation planned to commence later in 2007.
Human Resources
On August 14, 2006, effective with the Reorganization (as described herein) Messrs. Hopkins and Hirji, former officers of OQI Sask became officers of OQI, and their prior employment agreements with OQI Sask were replaced with OQI employment agreements. Mr. Hopkins now serves as President and Chief Executive Officer of OQI, and Mr. Hirji now serves as Chief Financial Officer of OQI. T. Murray Wilson, formerly the CEO of OQI now serves as Executive Chairman of OQI. During the quarter, OQI entered into executive employment agreements with their new Vice President, Corporate & Strategic Development and the Executive Vice President, Project Development. All executive employment agreements contain termination clauses whereby OQI has agreed to pay, subject to certain conditions, up to 24 months salary, benefits and bonuses and an acceleration of the vesting period of options outstanding should they be terminated for reasons other than cause or OQI undergoes a change in control.

As at December 6, 2006 the Company has 28 employees, including the officers noted above. 12 of which are short-term employees primarily engaged in the field activities related to the Company’s exploration programs. Additional employees at the exploration site will be added as activity levels dictate and field exploration increases.
Liquidity and Capital Resources
During the six months ended October 31, 2006 the Company was focused on raising funding for exploration on the OQI Sask Permit lands, the acquisition of the outstanding 2.5% gross overriding royalty on the OQI Sask Permit lands and planning and infrastructure development for the exploration program on the OQI Sask Permit lands. The Company also entered into and completed the Reorganization Agreement with OQI Sask as described herein.

To facilitate the requirement for exploration funding on the OQI Sask Permit lands, OQI completed a private placement of 5,668,100 flow-through common shares for gross proceeds of $33,684,009 during the period. These common shares have been issued on a flow through basis whereby the proceeds must be used for exploration in Canada and the tax benefits from that exploration will flow through to the subscribers. In conjunction with this financing OQI paid agency fees of $1,852,659 and entered into a subscription agreement with OQI Sask whereby it purchased 703,054 OQI Sask flow through common shares for $33,684,048. As of October 31, 2006 $2,388,924 has been spent on qualifying exploration activities.

On August 14, 2006, OQI closed the acquisition of OQI Sask under the terms of a reorganization agreement entered into on June 9, 2006 with OQI Sask (“the Reorganization” or the “Reorganization Agreement”). Pursuant to the terms of the Reorganization Agreement, the Company increased its ownership interest in OQI Sask, going from a 64.08% ownership interest to a 100% voting interest. The Company has consolidated the operating results of OQI Sask from its commencement of operations on September 24, 2004. In connection with the Reorganization Agreement, OQI also entered into a Voting and Exchange Trust Agreement with OQI Sask and Computershare Trust Company of Canada (“CTC”), and a Support Agreement with OQI Sask. Collectively, these agreements are referred to as the “Acquisition Agreements.”

According to the Acquisition Agreements, all common shares of OQI Sask, other than those held by CanWest, were exchanged for a new class of OQI Sask shares called Exchangeable Shares on the basis of 8.23 Exchangeable Shares for each one OQI Sask common share. The Exchangeable Shares are exchangeable at any time on a one-for-one basis, at the option of the holder, for CanWest’s shares. OQI Sask can redeem the outstanding Exchangeable Shares on the same terms at any time after August 14, 2013 and only under certain limited circumstances prior to August 14, 2013 in accordance with the Acquisition Agreements. An Exchangeable Share provides a holder with economic terms and voting rights, which are, as nearly as practicable, effectively equivalent to those of a share of CanWest’s common stock. Holders of Exchangeable Shares have registration rights with respect to the resale of CanWest’s common stock. The Exchangeable Shares are entitled to a preference over the OQI Sask common shares in the event of a liquidation, dissolution or wind-up of OQI Sask whether voluntary or involuntary, or any other distribution of the assets of OQI Sask among its shareholders for the purpose of winding up its affairs. Under the terms of Reorganization, OQI may issue up to an aggregate of 76,504,304 shares of OQI common stock. As of October 31, 2006 5,530,494 OQI common shares have been issued, 53,557,483 may be issued through the exchange of Exchangeable Shares and the balance may be issued on the exercise of OQI Sask options and warrants into Exchangeable Shares and their subsequent exchange. The Exchangeable Shares are represented for voting purposes in the aggregate by one share of CanWest’s Series B Preferred Stock.

On August 15, 2006 the Company acquired all of the issued and outstanding shares of Stripper Energy Services, Inc. (“Stripper”), a private inactive Alberta company, whose sole asset is a 2.5% gross overriding royalty on certain permit lands held by OQI Sask, for $17,948,722, which amount includes $116,349 in interest and working capital adjustments. The total purchase price for the Stripper shares has been recorded as part of property costs. In conjunction with the acquisition of Stripper, OQI completed a private placement of 4,150,000 shares of its common stock for gross proceeds of $15,770,000, which according to the terms of the private placement were used for the purchase of Stripper. No commissions were paid in connection with this private placement.

The full future income tax impact of the acquisitions on a consolidated basis has not yet been determined. OQI will perform further analysis on the combined company’s tax position and it is anticipated that a future tax liability related to these acquisitions may be recognized in future periods with a corresponding addition to the property account.

In connection with the closing of the Reorganization, OQI’s financial advisor was paid a success fee of $1,590,528. In addition, OQI Sask issued 288,050 Exchangeable Shares, with a deemed value of

$1,204,383 and paid $353,450 as success fees to its financial advisors on closing of the Reorganization. These costs have been included as part of consulting expenses in the period.

As at December 6, 2006, the Company currently had approximately, $41.0 million in cash on hand. Of this amount the Company is committed to spend approximately $30,939,712 ($34,736,015 CDN) on qualifying resource property expenditures pursuant to certain provisions of the Income Tax Act (Canada). The Company believes that it has sufficient funding to complete its upcoming exploration programs and for general working capital requirements, however, additional funding will be required if the current exploration programs are increased in scope or changes are made to current plans. It is expected that the Company will continue to need further funding and we plan to fund future operations by way of financing, including the public offering or private placement of equity or debt securities. However, we cannot assure you that debt or equity financing will be available to us on acceptable terms, if at all, to meet these requirements. We have no revenues, and our operating results, profitability and future rate of growth depend solely on our ability to successfully implement our business plan and our ability to raise further funding.
Changes in Financial Condition
During the six months ended October 31, 2006 the primary focus of the Company was exploring the OQI Sask Permit lands, raising exploration funds, completing the acquisition of the non controlling shareholders interest in OQI Sask (“the Reorganization”) and the purchase of a 2.5% gross overriding royalty on certain of the OQI Sask Permit lands. During the six months ended October 31, 2005, the primary focus of the Company was on completing the purchase of the OQI Sask Permits, obtaining funds for exploration programs and accessing and acquiring other possible investment opportunities within the Athabasca Oil Sands region which resulted in the purchase of the Eagles Nest oil sands lease.

In total the Company experienced a net loss of $47,176,137 or $0.38 per share for the six months ended October 31, 2006, compared to a net loss $8,766,271 or $0.14 per share for the six months ended October 31, 2005. The Company expects to continue to incur operating losses and will continue to be dependent on additional equity or debt sales and or property joint ventures to fund its activities in the future.

Stock based compensation expense for the six months ended October 31, 2006 of $43,622,692 (2005 - $Nil) is related to the issuance of options to directors, officers, employees and consultants of the Company and was determined based on the Black-Scholes option valuation model. OQI has unrecognized stock based compensation costs of $12,730,433 and its subsidiary, OQI Sask has unrecognized stock based compensation costs of $6,746,671 related to unvested options which will be recognized in future periods as the options vest. Stock based compensation is a non-cash expense.

During the six months ended October 31, 2006 the Company’s financing activities did not involve the issuance of warrants and or convertible debt and as such it did not incur any non-cash financing expenses. As a result of the Company’s convertible note financing activities during the six months ended October 31, 2005 non-cash financing expenses of $5,686,009 were incurred.

Consulting expenses for the six months ended October 31, 2006 of $4,812,166 (2005 — $1,966,647). In 2006 Consulting costs included $1,943,078 in cash expenses and $1,204,383 in non-cash expenses related to OQI Sask Exchangeable Shares paid to investment advisors by the Company on the successful completion of the Reorganization. In 2005 Consulting costs included stock option compensation expenses of $1,072,056 related to the issuance of options to employees and consultants and also included fees related to successful financing attempts that were paid in stock and cash totaling $580,456.

Exploration costs for the six months ended October 31, 2006 were $2,597,470 (2005 — $1,072,033). $2,388,925 of the costs were due to the increased activity on the OQI Sask Permit lands and the remaining $208,545 was incurred in the other project areas. 2005 exploration costs included payments related to the Sylvan Lake and Barrhead oil and gas prospects as to $359,120 and $28,993, respectively and $79,272 in conjunction with its interest in the Sulfoxy Joint Venture, $91,371 in costs associated with the Eagles Nest prospect, $71,838 in costs associated with the Pasquia Hills Oil Shale prospect and $97,668 in costs incurred on the OQI Sask Permit lands. Also included in exploration was $233,333 related to property acquired from the Anhydride Limited Partnership which was subsequently written off.

Professional fees for the six months ended October 31, 2006 of $1,005,316 (2005 — $187,899) included costs related to the successful completion of the Reorganization with OQI Sask and several major funding initiatives.

Corporate salaries during the six months ended October 31, 2006 were $972,788 (2005-$Nil) and included a bonus of $135,123 paid in conjunction with the hiring of a new CEO. The increase over the same period in 2005 is related to the expanded activity of the Company and the hiring of additional employees.

Office expenses for the six months ended October 31, 2006 were $486,132 (2005 — $106,235). Travel costs for the six months ended October 31, 2006 were $109,147 (2005 — $37,242). This increase has been as a result of higher activity levels, additional staff and relocation of the corporate offices.

Transfer agent fees for the six months ended October 31, 2006 were $186,502 (2005 — $55,190). The increase was due to costs associated with the annual shareholder meeting during the period and the completion of the Reorganization with OQI Sask.

Advertising and promotion expenses during the six months ended October 31, 2006 of $180,839 (2005 — $625,257) primarily included costs for communication and informational material for the Company’s stakeholders. 2005 costs were a result of the engagement of consulting firm whereby they agreed to be paid in common shares of the Company. Pursuant to this agreement the Company issued 2,000,000 common shares and booked an advertising and promotion expense of $430,000 for the six months ended October 31, 2005.

Directors fees and reimbursements in the period were $85,617 (2005 — $Nil) in accordance with a corporate policy implemented during the period.

Interest and bank charges of $24,781 (2005 — $157,399) for the six months ended October 31, 2006 are lower as a result of the timing when various convertible notes converted.

The overall increase in the October 31, 2006 period costs over the same period in 2005 can be attributed to an overall increased level of activity by the Company.

During the six months ended October 31, 2005 the Company sold its interest in its subsidiary Anhydride Petroleum (Canada) Inc. for nominal proceeds which resulted in the Company recording a $736,782 recovery of exploration expenses pertaining to accounts payable of the subsidiary.

Interest income for six months ended October 31, 2006 was $741,542 (2005 — $50,739). This was because the Company had pre-funded its exploration programs resulting in cash on hand which was invested in short term deposits.

The consolidated balance sheet as at April 30, 2006 has been corrected with respect to an error in the amounts reported for Properties and Other Comprehensive Income. The error occurred in the translation from Canadian to US funds of the OQI balance sheet and the effect was as follows:

		Other
		Comprehensive
	Properties	income (loss)
Amounts previously reported	$17,831,417	$964,404
Correction of translation error	(708,319)	(708,319)

As corrected	$17,123,098	$256,085

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

Property costs are reviewed for impairment at least annually to consider whether there are conditions that may indicate impairment. The carrying value of each property is compared to its net recoverable amount as estimated by quantifiable evidence of the market value of similar land or geological resources. If the carrying value is found to exceed the estimated net recoverable amount a write down will be recorded.

During the six months ended October 31, 2006 the Company acquired the minority interest in OQI Sask as described herein. The excess of the purchase price of $319,022,948 less the book value of the minority interest of $16,323,010 was added to the OQI Sask Oil Sands Exploration permits property.

Property amounts reported represent costs incurred to date and do not necessarily reflect present or future values. All exploration costs incurred to the date of establishing that a property is economically recoverable are charged to operations.
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
Stock-based compensation
The Company adopted SFAS 123R “Share Based Payments” effective May 1, 2006 using the Modified Prospective Method. This method requires that awards granted, modified, repurchased or cancelled in the quarter beginning after the adoption date use the fair value method to recognize stock based compensation. Also any unvested options, where compensation expense was amortized over the vesting period, and was previously disclosed in the notes to the financial statements as pro-forma, shall now be expensed over the same amortization period.
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
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities
On August 14, 2006, the Company completed a private offering (the “Offering”) of 3.9 million shares of its common stock, $.001 par value per share, at a price of $3.80 per share for gross proceeds of $14,820,000 ($16,604,328 CDN) pursuant to subscription agreements (the “Subscription Agreements”) with the subscribers. No commissions were paid in connection with the Offering. Subsequently, on August 16, 2006, the Company issued an additional 250,000 shares of its common stock, for a total of 4,150,000 shares of common stock (the “Purchased Shares”), under the Offering at a price of $3.80 per share for total gross proceeds of $15,770,000. The Purchased Shares were sold to non-US persons pursuant to Regulation S under the Securities Act.
On August 23, 2006, pursuant to the Company’s 2006 Stock Option Plan, the Company issued 3,205,000 options to the Company’s current and former directors, employees and consultants to purchase up to 3,205,000 shares of Common Stock at $5.05 per share until August 23, 2011 as compensation for services. The options were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

On September 12, 2006, pursuant to the Company’s 2006 Stock Option Plan, the Company issued 300,000 options to Patricia A. Beatch to purchase up to 300,000 shares of Common Stock at $5.10 per share until September 5, 2011 as compensation for services. The options were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.
On September 27, 2006, pursuant to the Company’s 2006 Stock Option Plan, the Company issued 50,000 options to Patricia A. Beatch to purchase up to 50,000 shares of Common Stock at $3.90 per share until September 27, 2011 as compensation for services. The options were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.
On October 2, 2006, pursuant to the Company’s 2006 Stock Option Plan, the Company issued 300,000 options to Erdal Yildirim and 100,000 options to Barbara Mullane to purchase up to the same number of shares of Common Stock at $3.89 per share until October 2, 2011 as compensation for services. The options were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.
Item 4. Submission of Matters to a Vote of Security Holders.
The Company held its Annual General Meeting of Shareholders on October 30, 2006 (the “Annual Meeting”). At the Annual Meeting, the shareholders approved the following:

Proposal #1– Change Name of Company	For	Against	Abstain
Approval of an amendment to the Company’s Articles of Incorporation changing the name of the Company to “Oilsands Quest Inc.”	86,564,916	2,629,120	100,837

Proposal #2 – Election of Directors	Voted For	Withheld
The election of the six Nominees to the Company’s Board of Directors:

T. Murray Wilson	89,150,458	223,823

Christopher H. Hopkins	89,153,578	221,003

Thomas Milne	88,188,264	186,017

Proposal #2 – Election of Directors	Voted For	Withheld
Ronald Phillips	89,189,182	185,099

W. Scott Thompson	89,174,875	199,406

Gordon Tallman	89,113,519	206,762

				Broker
Proposal #3 – Staggered Board	For	Against	Abstain	Non-Votes
Approval of an amendment to the Company’s Articles of Incorporation and Bylaws providing for staggered terms for the Company’s Board of Directors.	48,226,664	3,422,698	227,461	54,115,769

				Broker
Proposal #4 – Increase Authorized Common Stock	For	Against	Abstain	Non-Votes
Approval of an amendment to the Company’s Articles of Incorporation to increase the authorized shares of Common Stock from 250,000,000 shares to 500,000,000 shares.	47,268,328	4,370,456	229,119	54,115,769

				Broker
Proposal #6 – Shareholders’ Rights Plan	For	Against	Abstain	Non-Votes
To approve the adoption of the Company’s Shareholders’ Rights Plan.	39,175,597	12,512,909	180,317	54,115,768

				Broker
Proposal #7 – 2006 Stock Option Plan	For	Against	Abstain	Non-Votes
To approve the adoption of the Company’s 2006 Stock Option Plan, as amended.	36,147,902	13,606,394	2,021,523	54,115,769
The following proposal was not approved by the shareholders:

				Broker
Proposal #5 – Supermajority Vote for Mergers, Acquisitions, Sales or Change in Control	For	Against	Abstain	Non-Votes
To approve an amendment to the Company’s Articles of Incorporation requiring an affirmative vote of 66-2/3% of votes entitled to be cast for certain merger, acquisition, sale or change in control transactions that the Board of Directors has not approved.	37,239,136	14,417,127	37,718,318	54,115,768
Proxies were solicited under the Schedule 14A proxy statement filed with the Securities and Exchange Commission on September 26, 2006.
Item 5. Other Information.
Subsequent Events
Subsequent to October 31, 2006, the Company adopted the following amendment to its Bylaws effective December 13, 2006.
     Section 6.2, Certificate for Shares, was amended to allow any two executive officers of the Company to sign the stock certificates. Previously, Section 6.2 provided that the certificates shall be signed by the President or Vice President and by the Secretary or an Assistant Secretary.
Item 6. Exhibits.

3.1	Articles of Incorporation, as amended(1), (2), (3) and filed herewith.

3.2	Bylaws, as amended, filed herewith.

10.1	Voting Exchange and Trust Agreement dated August 14, 2006. (3)

10.2	Exchangeable Share Provisions(3)

10.3	Support Agreement dated August 14, 2006. (3)

10.4	Executive Employment Agreement with Christopher H. Hopkins dated August 14, 2006. (3)

10.5	Executive Employment Agreement with Karim Hirji dated August 14, 2006. (3)

10.6	Executive Employment Agreement with Errin Kimball dated August 14, 2006. (3)

10.7	Form of Subscription Agreement. (3)

10.8	Share Purchase Agreement, effective as of May 31, 2006. (4)

10.9	Assignment Agreement with Township Petroleum Corporation, dated June 6, 2006. (4)

10.10	Executive Employment Agreement with Patricia A. Beatch, dated September 21, 2006.(5)

10.11	Executive Employment Agreement with Erdal Yildirim, dated October 10, 2006.(6)

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10-SB, filed October 14, 1999.

(2)	Incorporated by reference from Form 8-K, filed March 13, 2006.

(3)	Incorporated by reference from Form 8-K, filed August 17, 2006.

(4)	Incorporated by reference from Form 8-K, filed August 21, 2006.

(5)	Incorporated by reference from Form 8-K, filed September 26, 2006 and Form SB-2/A, filed on October 3, 2006.

(6)	Incorporated by reference from Form 8-K, filed October 12, 2006.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

OILSANDS QUEST INC.

Date: December 15, 2006	By:	/s/ Christopher H. Hopkins

Christopher H. Hopkins, President, Chief Executive Officer and Director

Date: December 15, 2006	By:	/s/ Karim Hirji

Karim Hirji, Chief Financial Officer and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
3.1	Articles of Incorporation, as amended(1), (2), (3) and filed herewith.

3.2	Bylaws, as amended, filed herewith.

10.1	Voting Exchange and Trust Agreement dated August 14, 2006. (3)

10.2	Exchangeable Share Provisions(3)

10.3	Support Agreement dated August 14, 2006. (3)

10.4	Executive Employment Agreement with Christopher H. Hopkins dated August 14, 2006. (3)

10.5	Executive Employment Agreement with Karim Hirji dated August 14, 2006. (3)

10.6	Executive Employment Agreement with Errin Kimball dated August 14, 2006. (3)

10.7	Form of Subscription Agreement. (3)

10.8	Share Purchase Agreement, effective as of May 31, 2006. (4)

10.9	Assignment Agreement with Township Petroleum Corporation, dated June 6, 2006. (4)

10.10	Executive Employment Agreement with Patricia A. Beatch, dated September 21, 2006.(5)

10.11	Executive Employment Agreement with Erdal Yildirim, dated October 10, 2006.(6)

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10-SB, filed October 14, 1999.

(2)	Incorporated by reference from Form 8-K, filed March 13, 2006.

(3)	Incorporated by reference from Form 8-K, filed August 17, 2006.

(4)	Incorporated by reference from Form 8-K, filed August 21, 2006.

(5)	Incorporated by reference from Form 8-K, filed September 26, 2006 and Form SB-2/A, filed on October 3, 2006.

(6)	Incorporated by reference from Form 8-K, filed October 12, 2006.