Form 10QSB
period 2007-01-31
Oilsands Quest Inc
filed 2007-03-15
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007
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
Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the issuer’s classes of common equity, as of March 9, 2007 was 158,578,410 shares of common stock.
Transitional Small Business Disclosure Format (check one): YES ☐ No ☑

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Nine Months Ended January 31, 2007 and 2006
(Unaudited – Prepared by Management)

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Consolidated Balance Sheets

	January 31,	April 30,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current
Cash (note 2 (f))	$36,291,681	$22,127,315
Accounts receivable	774,184	443,895
Prepaid expenses (note 15 (a))	1,442,139	1,245,202

	38,508,004	23,816,412
Properties (note 4)	355,759,401	17,123,098
Investment in Watch Resources Ltd. (note 5)	310,291	310,291

	$394,577,696	$41,249,801

LIABILITIES
Current
Accounts payable (note 6)	$5,227,361	$19,682,268
Convertible debentures (note 7)	—	295,928

	5,227,361	19,978,196
Future Income taxes	—	1,080,821
Non-controlling shareholder interest (note 8)	—	4,735,601

	5,227,361	25,794,618

Commitments and contingencies
(notes 2, 3, 4, 9, 10, 11, 12, 13 and 15)
STOCKHOLDERS’ EQUITY
Capital Stock
Authorized
500,000,000 Common stock with a par value of $0.001 each (notes 9, 10, 11 and 12)
10,000,000 Preferred stock with a par value of $0.001 each (notes 3(a) and 9)
Issued
153,199,336 Common stock	153,199
115,046,408 Common stock		115,046
1 Series B Preferred stock (notes 3(a) and 9(b))	1
Additional Paid-in Capital	503,419,148	77,724,920
Deficit Accumulated During Exploration Stage	(112,466,451)	(62,640,868)
Other Comprehensive (Loss) Income	(1,755,562)	256,085

	389,350,335	15,455,183

	$394,577,696	$41,249,801

See Notes to the Consolidated Financial Statements

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited – Prepared by Management)

					From
					inception on
	Three Months Ended		Nine Months Ended		April 3, 1998
	January 31,		January 31,		through to
	2007	2006	2007	2006	January 31, 2007
Expenditures
Stock-based compensation expense (note 16)	$3,366,840	$—	$36,577,862	$—	$36,577,862
Exploration costs	10,057,967	3,813,360	12,655,436	4,885,393	23,627,774
Consulting (note 16)	259,508	6,270,764	3,867,292	8,237,411	15,677,974
Professional fees	409,100	217,978	1,414,416	405,877	3,191,903
Corporate salaries	166,338	—	1,139,126	—	1,139,126
Office	89,950	155,585	576,083	261,820	1,266,035
Transfer agent fee	58,800	27,020	245,303	82,210	495,421
Advertising and promotion	61,757	992,518	242,597	1,617,775	3,581,339
Travel	46,987	37,330	156,134	74,572	438,666
Board fees and expenses	65,338	—	150,955	—	150,955
Other Items	1,026	—	82,511	—	208,731
Interest and bank charges	274	303,748	25,055	461,147	774,392
Non-cash financing expense	—	408,899	—	6,094,908	36,472,143
Management fee	—	—	—	—	414,602

	14,583,885	12,227,202	57,132,770	22,121,113	124,016,923
Other Items
Gain on extinquishment of a liability on sale of a subsidiary	—	—	—	(736,782)	(936,469)
Interest income	(387,834)	(59,096)	(1,129,377)	(109,835)	(1,402,681)

Net loss before income tax recovery and non-controlling shareholder interest	14,196,051	12,168,106	56,003,393	21,274,496	121,677,773
Income tax expense (recovery)	69,447	(38,351)	(1,026,727)	(32,651)	(1,088,068)

Net loss before non-controlling shareholder interest	14,265,498	12,129,755	54,976,666	21,241,845	120,589,705
Non-controlling shareholder interest	—	(1,170,719)	(5,151,083)	(1,516,538)	(8,123,254)

Net loss	$14,265,498	$10,959,036	$49,825,583	$19,725,307	$112,466,451

Net Loss Per Share	$0.10	$0.12	$0.38	$0.27

Weighted Average Number of Shares Outstanding	141,989,112	91,394,612	129,974,884	73,629,373

See Notes to the Consolidated Financial Statements

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended January 31, 2007 and the Year Ended April 30, 2006
(Unaudited – Prepared by Management)

							Deficit
					Additional	Other	Accumulated	Total
	Common Stock		Preferred Stock		Paid-in	Comprehensive	During the	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	(Loss) Income	Exploration Stage	Equity
Balance, April 30, 2005	58,408,661	$58,409	—	$—	$13,835,432	$(165,834)	$(9,999,965)	$3,728,042
Common stock issued for:
Cash	24,512,052	24,512	—	—	28,888,364	—	—	28,912,876
Cashless exercise of warrants and options	10,971,013	10,971	—	—	(10,971)	—	—	—
Property	385,880	385	—	—	500,059	—	—	500,444
Services	11,746,945	11,747	—	—	9,298,262	—	—	9,310,009
Settlement of debt	9,021,857	9,022	—	—	5,449,975	—	—	5,458,997
Stock option compensation expense	—	—	—	—	1,314,505	—	—	1,314,505
Beneficial conversion feature of convertible debenture and warrants	—	—	—	—	18,449,294	—	—	18,449,294
Other comprehensive income
Exchange gain on translation	—	—	—	—	—	421,919	—	421,919
Net loss	—	—	—	—	—	—	(52,640,903)	(52,640,903)

Balance, April 30, 2006	115,046,408	115,046	—		77,724,920	256,085	(62,640,868)	15,455,183
Common stock issued for:
Cash	12,267,991	12,268	—	—	52,756,921	—	—	52,769,189
Settlement of debt	3,523,727	3,524	—	—	18,689,096	—	—	18,692,620
Cashless exercise of warrants	2,213,953	2,214			(2,214)	—	—	—
Preferred shares issued on reorganization	—	—	1	1	319,022,947	—	—	319,022,948
Exchange of exchangeable shares	20,147,257	20,147			(20,147)	—	—	—
Stock option compensation expense	—	—	—	—	36,577,862	—	—	36,577,862
Share issue costs	—	—	—	—	(1,945,299)	—	—	(1,945,299)
Proceeds of exercise of subsidiary warrants and options (post reorganization)	—	—	—	—	615,062	—	—	615,062
Other comprehensive income
Exchange loss on translation	—	—	—	—	—	(2,011,647)	—	(2,011,647)
Net loss	—	—	—	—	—	—	(49,825,583)	(49,825,583)

Balance, January 31, 2007	153,199,336	$153,199	1	$1	$503,419,148	$(1,755,562)	$(112,466,451)	$389,350,335

See Notes to the Consolidated Financial Statements

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited – Prepared by Management)

			From Inception on
	For the Nine Months Ended		April 3, 1998
	January 31,		through January 31,
	2007	2006	2007
Operating Activities
Net loss	$(49,825,583)	$(19,725,307)	$(112,466,451)
Non-cash adjustments to net loss
Non-cash financing expense	—	6,094,908	36,472,143
Stock-based compensation expense	36,577,862	—	36,577,862
Consulting expenses satisfied by shares	—	7,572,478	10,541,970
Exploration costs acquired for shares	—	316,685	578,684
Advertising and promotion for shares	—	—	1,459,475
Write-off of exploration property	—	—	856,359
Other	34,894	—	161,114
Gain on extinguishment of a liability on sale of a subsidiary	—	(736,782)	(936,469)
Income tax (recovery) expense	(1,026,727)	(32,651)	(1,088,068)
Non-controlling shareholder interest	(5,151,083)	(1,516,538)	(8,123,254)
Changes In Non-Cash Working Capital
Accounts receivable and prepaid expenses	(565,861)	(373,889)	(1,241,625)
Accounts payable	4,125,798	1,914,125	6,943,412

Cash Used in Operating Activities	(15,830,700)	(6,486,971)	(30,264,848)

Investing Activities
Additions to properties	(19,184,103)	(9,715,521)	(32,480,671)
Other investments	—	—	(416,799)

Cash Used in Investing Activities	(19,184,103)	(9,715,521)	(32,897,470)

Financing Activities
Issuance of shares for cash	50,823,890	26,308,278	82,118,159
Common stock returned to treasury	—	—	(15,212)
Convertible debentures	—	5,390,344	8,384,496
Advances from related parties	—	(11,627)	653,062
Future income taxes	—	940,148	1,120,206
Shares issued by subsidiary to non-controlling interest (note 3(a))	570,955	5,812,702	8,278,727

Cash Provided by Financing Activities	51,394,845	38,439,845	100,539,438

Inflow of Cash	16,380,042	22,237,353	37,377,120
Effects of exchange rate changes on cash	(2,215,676)	739,235	(1,085,439)
Cash, Beginning of Period	22,127,315	1,022,175	—

Cash, End of Period	$36,291,681	$23,998,763	$36,291,681

Non-Cash Financing Activities
Common stock issued for properties	$—	$125,271	$3,837,442

Warrants granted on purchase of properties	$—	$—	$1,763,929

Common stock issued for services	$—	$8,362,434	$10,388,163

Common stock issued for debt	$18,692,620	$2,394,308	$28,401,029

See Notes to the Consolidated Financial Statements

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Nine Months Ended January 31, 2007
(Unaudited – Prepared by Management)
1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

On November 1, 2006 CanWest Petroleum Corporation changed its name to Oilsands Quest Inc. (“OQI”). At the same time the name of the company’s main operating subsidiary was changed from Oilsands Quest Inc. to Oilsands Quest Sask Inc. (“OQI Sask”).

OQI together with its subsidiaries (collectively referred to as the “Company”) is in the exploration stage and follows the guidance for a development stage company as defined in Statement No. 7 of the Financial Accounting Standards Board. The principal business activity is the exploration and development of natural resource properties in Canada.

2.	BASIS OF PRESENTATION:
a)	Unaudited financial information

These consolidated financial statements are presented in United States dollars unless otherwise indicated and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending April 30, 2007. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements and notes included herein have been prepared on a basis consistent with and should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended April 30, 2006 as filed in its annual report on Form 10-KSB.

The significant accounting polices used in these consolidated financial statements are as follows:

b)	Principles of consolidation

These consolidated financial statements include the accounts of OQI and all of its subsidiaries as follows:
–	Oilsands Quest Sask Inc. in which it holds a 100% interest (April 30, 2006 – 62.75% (note 3(a) and 4 (a));

–	Western Petrochemicals Corp. (“Western Petrochemicals”) in which it holds a 100% interest (note 4 (b));

–	Township Petroleum Corporation (“Township”), in which it holds a 100% interest (note 4 (c));

–	Stripper Energy Services Inc. (“Stripper”), in which OQI Sask holds a 100% interest (note 3(b));

–	1291329 Alberta Ltd., in which it holds a 100% interest (incorporated in 2007); and

–	its wholly owned subsidiary, Anhydride Petroleum (USA), Inc. (“Anhydride USA”) and Anhydride USA’s wholly owned subsidiary Anhydride Petroleum (Canada) Inc. (“Anhydride Canada”), both acquired April 30, 2002, until October 31, 2005 when Anhydride Canada was sold to a third party for nominal cash proceeds.

All inter-company transactions and balances have been eliminated.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Nine Months Ended January 31, 2007
(Unaudited – Prepared by Management)
2.	BASIS OF PRESENTATION: (continued)
c)	Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are significant in the area of future income taxes – see Note 3.

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

(iii)	Revenues and expenditures at the average rate of exchange for the period.

Gains and losses arising from the translation of foreign currency financial statements are included in other comprehensive (loss) income as a separate component of stockholders’ equity.
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

The Company is in the very early stages of the exploration process, currently exploring for oil sands deposits. The exploration process will attempt to delineate the resource and identify a likely method of extraction. At this early stage in the exploration process whether operations will constitute an oil and gas or mining activity or both cannot yet be determined. Accounting policies will evolve as knowledge of the resource is obtained.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Nine Months Ended January 31, 2007
(Unaudited – Prepared by Management)
2. BASIS OF PRESENTATION: (continued)
f)	Restricted Cash

Cash includes $24,461,727 ($28,845,269 CDN) representing the balance of proceeds of a flow through share offering outstanding to be spent on qualifying expenditures including $4,539,000 in accounts payable at period end. In accordance with the terms of the offering and pursuant to certain provisions of the Income Tax Act (Canada) the Company is required to expend these funds on qualifying resource property expenditures by December 31, 2007.

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

	Nine Months Ended January 31,
	2007	2006

Expected Life (years)	5.09	1.70
Risk free interest rate	4.41%	4.40%
Expected volatility	118%	137%
Dividend yield	0%	0%
The estimated fair value is then amortized on the straight-line method over the vesting period.

The Company adopted SFAS 123R effective May 1, 2006 using the Modified Prospective Method. This method requires that awards granted, modified, repurchased or cancelled in the quarter beginning after the adoption date use the fair value method to recognize stock based compensation.

In applying the Modified Prospective Application method for the nine months ended January 31, 2007, the Company recorded stock based compensation cost totalling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No.123. Previous amounts have not been restated.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Nine Months Ended January 31, 2007
(Unaudited – Prepared by Management)
2.	BASIS OF PRESENTATION: (continued)
g)	Stock-based compensation (continued)

Prior to the May 1, 2006 adoption of SFAS No. 123R, the Company applied Accounting Principles Board Opinion No 25. “Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations and provided the required pro-forma disclosures of Financial Accounting Standards 123 “Accounting for Stock-based Compensation (”SFAS 123”). Under APB 25, compensation expenses are only recorded to the extent that the exercise price is less than fair value on the measurement date. Non-employee options were recognized at the fair value of the options as determined by an option-pricing model as the services were performed and the options earned. The pro-forma information for the nine months ended January 31, 2006 was as follows:

Net loss for the period, as reported	$19,725,307
Stock-based employee compensation if fair-value based method applied	6,998,451

Pro-forma net loss as if fair-value method had been applied	$26,723,758

Basic and diluted loss per share
As reported	$0.27
Pro forma	$0.36
The weighted average fair value of stock options granted during the nine months ended January 31, 2006 was $1.09 per option.

h)	Loss per share

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

The Company has consolidated the operating results of OQI Sask from its commencement of operations on September 24, 2004. The total purchase price of the acquisition $319,022,948, which is comprised of the fully diluted number of Exchangeable Shares, has been allocated to property costs. The deemed value of the Exchangeable Shares is based on $4.17 per share, being the average trading price of the Company’s common shares for the five days prior to and following August 14, 2006.

On August 14, 2006 there were a certain number of shares to be issued on the exercise of OQI Sask stock options and warrants outstanding which were included in the purchase price of the acquisition. Any future proceeds received from the exercise of OQI Sask options or warrants will be credited to Additional Paid-in Capital.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Nine Months Ended January 31, 2007
(Unaudited – Prepared by Management)
3.	ACQUISITIONS (continued)
In connection with the reorganization agreement, OQI also entered into a Voting and Exchange Trust Agreement with OQI Sask and Computershare Trust Company of Canada (“CTC”), and a Support Agreement with OQI Sask. Collectively, these agreements are referred to as the “Acquisition Agreements.” According to the Acquisition Agreements, all common shares of OQI Sask, other than those held by OQI, were exchanged for a new class of OQI Sask shares called Exchangeable Shares on the basis of 8.23 Exchangeable Shares for each one OQI Sask common share. The Exchangeable Shares are exchangeable at any time on a one-for-one basis, at the option of the holder, for shares of OQI common stock. OQI Sask can redeem the outstanding Exchangeable Shares on the same terms at any time after August 14, 2013 and only under certain limited circumstances prior to August 14, 2013 in accordance with the Acquisition Agreements. An Exchangeable Share provides the holder with economic terms and voting rights, which are as nearly as practicable, effectively equivalent to those of a share of OQI common stock. Holders of Exchangeable Shares have registration rights with respect to the resale of OQI common stock. The Exchangeable Shares are entitled to a preference over the OQI Sask common shares in the event of a liquidation, dissolution or wind-up of OQI Sask whether voluntary or involuntary, or any other distribution of the assets of OQI Sask among its shareholders for the purpose of winding up its affairs. OQI may issue up to an aggregate of 76,504,304 shares of OQI common stock of which 20,147,257 have been issued and 40,104,852 may be issued on the exchange of Exchangeable Shares and the balance to be issued on the exercise of OQI Sask options and warrants into Exchangeable Shares and their subsequent exchange. The Exchangeable Shares are represented for voting purposes in the aggregate by one share of OQI’s Series B Preferred Stock (note 9(b)).

In connection with the closing of the Acquisition Agreements, OQI’s financial advisor was paid a success fee of $1,590,528. In addition, OQI Sask issued 288,050 Exchangeable Shares, with a deemed value of $1,204,383 and paid $353,450 as success fees to its financial advisors.

b)	Acquisition of Stripper Energy Services Inc.

On August 15, 2006, the Company acquired all of the issued and outstanding shares of Stripper for $17,948,722, which amount includes $116,349 in interest and working capital adjustments. Stripper is a private inactive Alberta company, whose sole asset is a 2.5% gross overriding royalty on certain permit lands held by OQI Sask. The total purchase price for the Stripper shares has been allocated to property costs.

In conjunction with the acquisition of Stripper, OQI completed a private placement of 4,150,000 shares of its common stock for gross proceeds of $15,770,000, which according to the terms of the private placement were used for the purchase of Stripper. No commissions were paid in connection with this private placement.
For purposes of these interim unaudited consolidated financial statements the purchase consideration has been allocated on a preliminary basis to the properties acquired. The full future income tax impact of the acquisitions on a consolidated basis has not yet been determined. OQI will perform further analysis on the combined company’s tax position prior to finalizing the allocation of the purchase price. Although the results of this review are presently unknown it is anticipated that it may result in the recognition of a future tax liability related to these acquisitions with a corresponding addition to the property account.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Nine Months Ended January 31, 2007
(Unaudited – Prepared by Management)
4. PROPERTIES

	OQI Sask	Pasquia Hills,
	Oil Sands	Oil Shale	Eagles Nest,
	Exploration	Exploration	Oil Sands
	Permits	Permits	Lease	Total
Balance April 30, 2006	$12,415,991	$3,854,648	$852,459	$17,123,098
Additions to property	19,019,628	—	164,475	19,184,103
Excess of OQI Sask share acquisition cost over book value	16,752,262	—	—	16,752,262
Acquisition of minority interest	319,022,948	—	—	319,022,948
Reclass of minority interest at date of acquisition to property	(16,323,010)	—	—	(16,323,010)

Balance January 31, 2007	$350,887,819	$3,854,648	$1,016,934	$355,759,401

a)	OQI Sask Oil Sands Exploration Permits

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

The Permits are granted by the Province of Saskatchewan under the Oil Shale Regulations, 1964 subject to amendment from time to time, and provide for the right to explore and work the permit lands in the Province of Saskatchewan for a term of five years to May 31, 2009 or until a lease has been granted for their development. The regulations are currently under review and new regulations are expected to be implemented in spring 2007.

The Permits granted by the Province of Saskatchewan require the relinquishment of 40% of the total acreage covered by the permits by the first anniversary date of the permits (May 31, 2005) and relinquishment of 40% of the remaining acreage by the second anniversary date (May 31, 2006). In addition to the above relinquishment requirements, under the governing regulations, OQI Sask is required to make annual rental payments and meet annual expenditure targets in order to maintain the permit lands as reduced by the relinquishments.

In accordance with the terms of the Permits, OQI relinquished 40% of the total acreage covered by the Permits on May 31, 2005, and was required to relinquish another 40% of the remaining acreage by May 31, 2006. Prior to May 31, 2006, OQI Sask obtained an extension of the 2006 relinquishment to June 1, 2007. As at January 31, 2007, the Permits comprised an area of approximately 847,000 acres and following all relinquishments the Permits will comprise an area of approximately 508,000 acres.

The annual rentals are payable in advance as to $0.042 ($0.05 CDN) per acre for the current (third) year and escalating to $0.085 ($0.10 CDN) per acre in the fourth year. The required exploration expenditures to hold the permits for the current year are $0.051 ($0.06 CDN) per acre and escalate to $0.085 ($0.10 CDN) per acre by the fifth year. OQI has paid all required annual rental payments and met all annual exploration expenditure targets and the permits are in good standing.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Nine Months Ended January 31, 2007
(Unaudited – Prepared by Management)
4. PROPERTIES (continued)
During the nine months ended January 31, 2007, the Company added $18,508,813 to the OQI Sask Oil Sands exploration permits consisting of $17,948,722 paid for Stripper (note 3(b)) plus $1,070,906 paid for equipment and other property additions.

b)	Pasquia Hills, Oil Shale Exploration Permits

During the period ended January 31, 2007, all of the original permits expired and were returned to the Saskatchewan government. The Company then reapplied to the Saskatchewan government to reacquire the permits and was granted a certain number of them with the balance to be addressed under the revised oil shale regulations expected in the spring of 2007.

c)	Eagles Nest, Oil Sands Lease

On June 1, 2005, Township entered into an agreement with three third parties (collectively the “Triple 7 Joint Venture”) to post, acquire, develop and produce oil sands deposits located in the Athabasca Region of Alberta, Canada (the “Triple 7 Joint Venture Agreement”). As a result of this agreement, Township acquired one lease consisting of approximately 22,800 acres (the “Eagles Nest, Oil Sands Lease”) at a cost of $727,187. Pursuant to the terms of this agreement OQI issued the Triple 7 Joint Venture 114,015 of its common shares with a deemed value of $127,432. Township has also agreed to pay the Triple 7 Joint Venture partners, as ongoing fees, $127,205 ($150,000 CDN) in cash or common shares of OQI (at the discretion of the Company) on the first and second anniversary dates of the agreement. Any shares issued under the agreement are subject to “piggyback” registration rights. On the third anniversary date and each subsequent anniversary date of the agreement Township shall pay to the Triple 7 Joint Venture $381,615 ($450,000 CDN) until such time as the lease is surrendered or a commercial project has been identified. In the event that Township receives a feasibility study, conducted by an independent third party, that indicates that a commercial project is economic and wishes to construct a commercial project, Township is required to notify the Triple 7 Joint Venture. Upon commencement of construction of such a commercial project Township shall pay to the Triple 7 Joint Venture the sum of $5,088,195 ($6,000,000 CDN). In addition to such payments Township has granted each of the three Triple 7 Joint Venture partners a royalty in the acquired leases of $0.025 ($0.03 CDN) on each barrel of crude bitumen produced, saved and sold or $381,615 ($450,000 CDN) per year, whichever is greater. Such royalty is governed by the royalty procedure, which stipulates, among other things, that the royalty will be secured by a lien, first charge or security interest on the royalty lands, and that the royalty is assignable or transferable subject to a right of first offer to Township.

To finance the acquisition of the project OQI issued convertible debentures pursuant to which Township also granted royalties as to $0.0049 ($0.0058 CDN), net after a buy back, on each barrel of crude bitumen produced, saved and sold from the project.

Pursuant to the terms of the lease Township’s lease rental payments are $27,354 ($32,256 CDN) per year.
5.	INVESTMENT IN WATCH RESOURCES LTD. (formerly known as Energy 51 Inc.)
On January 2, 2007, Energy 51 Inc. was amalgamated with Watch Resources Ltd (“Watch”), a public energy resource development company engaged in the exploration and production of petroleum and natural gas traded on the TSX Venture Exchange. On amalgamation the 1,500,000 shares in Energy 51 Inc. held by OQI were replaced by 300,000 common shares in Watch.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Nine Months Ended January 31, 2007
(Unaudited – Prepared by Management)
6. ACCOUNTS PAYABLE
Accounts payable consists of the following:

	January 31,	April 30,
	2007	2006
Accounts payable and accrued liabilities	$5,227,361	$2,369,645
Penalty share accrual (note 10(a))	—	17,312,623

	$5,227,361	$19,682,268

7.	CONVERTIBLE DEBENTURES

The convertible debentures outstanding at April 30, 2006 were converted into 821,701 OQI common shares during the nine months ended January 31, 2007.

8.	NON-CONTROLLING SHAREHOLDER INTEREST

The non-controlling shareholder interest as calculated to the date of acquisition by OQI was transferred to the OQI Sask property account.

	Common
	Shares	Amount
Balance, April 30, 2006	6,962,459	$4,735,601
Shares issued to non-controlling shareholders	5,875	10,518
Share of net loss of OQI Sask to date of acquisition	—	(5,151,083)
Non controlling shareholders interest in shares issued to OQI	—	16,727,974

Balance held by non-controlling interest at date of acquisition (representing 35.92% of total common shares outstanding)	6,968,334	16,323,010
Transferred to the OQI Sask property account on acquisition of the minority interest (see note 4)	(6,968,334)	(16,323,010)

	—	$—

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Nine Months Ended January 31, 2007
(Unaudited – Prepared by Management)
8.	NON-CONTROLLING SHAREHOLDER INTEREST (continued)

The following tables summarize information about OQI Sask share purchase warrants outstanding at January 31, 2007:

		Weighted Average
	Number	Exercise Price (CDN)
Issued and outstanding, April 30, 2006	2,216,013	$6.48
Exercised	(2,061,263)	$6.84

Issued and outstanding, January 31, 2007	154,750	$1.76

Expiry	Exercise	Number of
Date	Price (CDN)	Warrants
May 31, 2007	$2.00	61,000
Feb 28, 2008	$1.60	93,750

		154,750

     The following tables summarize information about OQI Sask stock options outstanding at January 31, 2007:

	Weighted Average
	Number	Exercise Price (CDN)
Issued and outstanding, April 30, 2006	700,000	$4.00
Granted	1,280,000	$21.40
Exercised	(160,000)	$2.56

Issued and outstanding, January 31, 2007	1,820,000	$16.29

	Number	Number	Weighted Average
Exercise Price	Outstanding at	Exercisable at	Remaining
(CDN)	Jan 31, 2007	Jan 31, 2007	Contractual Life
$ 0.50	100,000	100,000	2.78 Years
$ 3.00	100,000	100,000	3.50 Years
$ 6.00	655,000	655,000	4.04 Years
$25.00	915,000	615,000	4.25 Years
$50.00	50,000	12,500	4.50 Years

	1,820,000	1,482,500

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Nine Months Ended January 31, 2007
(Unaudited – Prepared by Management)
8.	NON-CONTROLLING SHAREHOLDER INTEREST (continued)

Stock based compensation expense for the nine months ended January 31, 2007 recorded in OQI Sask prior to the date of acquisition of $13,623,781 (2006 — $0).

OQI Sask options and warrants outstanding at January 31, 2007 total 1,974,750 and represent 16,252,195 Exchangeable Shares that may be issued (see notes 3(a) and 9(b)).

9.	PREFERRED SHARES
a)	Series A Preferred Shares

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

According to the Acquisition Agreements, OQI Sask common shares not held by OQI were exchanged for a new class of OQI Sask shares called Exchangeable Shares on the basis of 8.23 Exchangeable Shares for each OQI Sask common share. The Exchangeable Shares are exchangeable at any time on a one-for-one basis, at the option of the holder, for shares of OQI common stock. An Exchangeable Share provides the holder with economic terms and voting rights which are, as nearly as practicable, effectively equivalent to those of a share of OQI common stock. Holders of Exchangeable Shares have registration rights with respect to the resale of OQI common stock to be received upon exchanging the Exchangeable Shares into OQI shares. The holders of the Exchangeable Shares may receive up to an aggregate of 76,504,304 shares of OQI common stock at each holder’s election. The Exchangeable Shares are represented for voting purposes in the aggregate by one share of OQI Series B Preferred Stock (the “Preferred Share”), which Preferred Share is held by CTC. CTC will in turn vote the one Series B Preferred Share as indicated by the individual holders of Exchangeable Shares. The one Preferred Share represents a number of votes equal to the total outstanding Exchangeable Shares on the applicable record date for the vote submitted to OQI shareholders.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Nine Months Ended January 31, 2007
(Unaudited – Prepared by Management)
9. PREFERRED SHARES (continued)
b)	Series B Preferred Stock (continued)

Exchangeable shares issuable as a result of the Acquisition Agreements (note 3(a)):

		Exchangeable
		shares issuable
	OQI Sask	on exercise of	Total
	Exchangeable	OQI Sask options	Exchangeable
	shares	and warrants	shares issuable
Acquisition date, August 14, 2006	57,349,388	19,154,916	76,504,304
OQI Sask options and warrants exercised	2,902,721	(2,902,721)	—
Exchangeable Shares exchanged into OQI common shares	(20,147,257)	—	(20,147,257)

Balance, January 31, 2007	40,104,852	16,252,195	56,357,047

10. COMMON STOCK
a)	Private placement of common shares

In August 2006 OQI completed a private placement of 4,150,000 shares of its common stock for gross proceeds of $15,770,000. No commissions were paid in connection with the Offering. According to the terms of the private placement, the gross proceeds were used for the purchase of the shares of Stripper (see Notes 3(b) and 4(a)).

In July 2006 OQI completed a private placement of 5,668,100 flow through common shares for gross proceeds of $33,684,009. Because these common shares were issued on a flow through basis the proceeds must be used for exploration in Canada and the tax benefits from that exploration will flow through to the subscribers. In conjunction with this financing OQI paid investment banking fees of $1,852,659 and entered into a subscription agreement with OQI Sask whereby it purchased 703,054 OQI Sask flow through common shares for $33,684,048.

At December 31, 2006, the Company renounced the tax benefits of the above financing to the subscribers. To January 31, 2007 OQI Sask has expended Cdn $13,103,191 on exploration in Canada and tax benefits in that amount have been renounced to the Company. The balance of Cdn $24,306,269 (US $20,612,508) is outstanding to be expended by OQI Sask see Note 2 f).

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Nine Months Ended January 31, 2007
(Unaudited – Prepared by Management)
10. COMMON STOCK (continued)
During the year ended April 30, 2006 OQI completed a private placement of 15,268,000 units at $1.50 per unit whereby it issued 15,268,000 common shares and 7,634,000 warrants exercisable at $2.00 per share until December 12, 2007. Pursuant to this placement OQI paid consultants $390,870 cash plus 260,580 warrants exercisable at $1.75 per share. In conjunction with this financing OQI also granted the investors and consultants certain registration rights whereby OQI undertook to file a resale registration statement covering the shares and shares underlying the warrants within sixty days of closing, otherwise a 2% penalty for each month or part month was payable. In addition, OQI had to respond to any queries on that resale registration statement within two weeks of receipt or else be subject to an additional penalty as to 2% for each two weeks thereafter. The penalties were payable, at the unit-holders election, in either common shares or cash at $1.75 per penalty share. Any penalty shares would also be qualified for resale by the same SB2 registration statement. OQI filed the required SB2 registration statement on August 3, 2006 and issued 2,889,371 common shares at a deemed cost of $17,312,623.

b)	Debt settlement

The Company has reserved 1,961,900 shares to settle outstanding debts of a former subsidiary. No shares were issued pursuant to these agreements during the nine months ended January 31, 2007.
11. STOCK OPTIONS
As at January 31, 2007, OQI had outstanding options to purchase that same number of shares as follows:

	Stock option	Exercise	Number of
Plan	Expiry Date	Price	Options
SOP 2005(b)	20-Oct-07	$1.50	200,000
SOP 2006	1-Jan-08	$2.00	400,000
SOP 2006	1-Nov-08	$2.58	600,000
SOP 2006	8-Feb-08	$4.62	250,000
SOP 2006	17-Feb-09	$4.57	250,000
SOP 2006	9-Mar-08	$4.60	250,000
SOP 2006	1-May-11	$6.75	1,000,000
SOP 2006	14-Aug-11	$6.75	1,000,000
SOP 2006	1-May-12	$6.75	1,000,000
SOP 2006	1-May-13	$6.75	1,000,000
SOP 2006	18-May-08	$6.00	300,000
SOP 2006	18-May-09	$6.00	30,000
SOP 2006	23-Aug-08	$5.05	75,000
SOP 2006	23-Aug-11	$5.05	3,080,000
SOP 2006	5-Sep-11	$5.10	300,000
SOP 2006	27-Sep-11	$3.90	50,000
SOP 2006	2-Oct-11	$3.89	400,000
SOP 2006	1-Dec-11	$5.25	50,000

			10,235,000

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Nine Months Ended January 31, 2007
(Unaudited – Prepared by Management)
11.	STOCK OPTIONS (continued)

Included in the number of options outstanding as at January 31, 2007 are the following options which have not completely vested:
•	111,111 options at $2.00 with an expiry date of January 1, 2008 that vest evenly until June 30, 2007;

•	1,000,000 options at $6.75 with an expiry date of May 1, 2012 which vest on May 1, 2007;

•	1,000,000 options at $6.75 with an expiry date of May 1, 2013 which vest on May 1, 2008;

•	485,000 options which vest on anniversary dates between August 23 and December 1st in each of 2007, 2008 and 2009; and,

•	1,940,000 which vest on or after dates between August 23 and December 1, 2009 as to 485,000 upon achieving a 750 million bitumen in place (“BIP”) barrel count defined as the high resource (P10) estimate of bitumen in place (as determined in accordance with national Instrument 51-101 “Standard of Disclosure for Oil and Gas Activities)” issued by the securities regulatory authorities in Canada) and 485,000 options thereafter for each 250 million increase in the BIP barrel count.
A summary of the OQI’s stock option activity is as follows:

		Average
	Number	Exercise
	of Options	Price
Balance April 30, 2006	2,450,000	$2.82
Options granted	8,540,344	$5.67
Options exercised	(705,344)	$2.65
Options cancelled	(50,000)	$5.05

Balance, Jan 31, 2007	10,235,000	$5.33

During the nine months ended January 31, 2007, 8,335,00 options that were granted were accounted for using the Black-Scholes option-pricing model, which resulted in a stock based compensation expense of $22,954,081. As at January 31, 2007, the Company also had unrecognized stock option compensation expense of $9,598,531 which will be recorded in future periods as options vest.

In addition to the above, OQI Sask has 1,820,000 outstanding options which may be exercised and exchanged into Exchangeable Shares whereby up to an additional 14,978,600 OQI common shares may be issued, see note 8.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Nine Months Ended January 31, 2007
(Unaudited – Prepared by Management)
12. WARRANTS
OQI had the following warrants outstanding to purchase that same number of common shares as at January 31, 2007:

Expiry	Exercise	Number of
Date	Price	Warrants
19-Sep-07	$0.55	104,883
12-Dec-07	$2.00	7,198,334
15-Dec-07	$2.00	1,500,000
15-Dec-07	$1.75	232,200

		9,035,417

A summary of OQI’s share purchase warrant activity is as follows:

		Weighted
	Number	Average
	of Warrants	Exercise Price
Balance, April 30, 2006	13,565,321	$1.63
Warrants expired / cancelled	(200,013)	$4.50
Warrants exercised — cash	(1,949,891)	$1.28
Warrants exercised — cashless	(2,380,000)	$0.34

Balance, January 31, 2007	9,035,417	$1.98

In addition to the above, OQI Sask has 154,750 outstanding warrants which may be exercised and exchanged into Exchangeable Shares whereby up to an additional 1,273,593 OQI common shares may be issued, see note 8.

13.	RELATED PARTY TRANSACTIONS

The following non-arm’s length transactions occurred with parties who are directors and stockholders of the Company during the nine months ended January 31, 2007, other than in the normal course of business:
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

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Nine Months Ended January 31, 2007
(Unaudited – Prepared by Management)
14	COMPREHENSIVE LOSS

	Nine Months Ended January 31,
	2007	2006
Net loss	$49,825,583	$19,725,307
Other comprehensive (income)	2,011,647	(739,235)

	$51,837,230	$18,986,072

15.	COMMITMENTS
a)	In support of an expanded drilling program on the OQI Sask Exploration Permits OQI Sask has committed to the purchase of a portable residence camp facility in the amount of $3,562,840 ($4,000,000 CDN). As at January 31, 2007 OQI has advanced a total of $1,094,126 in relation to the camp facility and this amount is included in prepaid expenses.

b)	The following table sets out OQI’s expected future payment commitments as at January 31, 2007 and the estimated timing of such payments relating to corporate office and warehouse leases:

Office and Warehouse lease commitments

At January 31, 2007
< 1 year	$183,977
1-3 years	856,110
4-5 years	526,297
6-10 years	1,321,577
> 10 years	44,151

$2,932,112

The above totals include the Company’s commitment to enter into a ten year lease for office space commencing on April 1, 2008.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Nine Months Ended January 31, 2007
(Unaudited – Prepared by Management)
16.	CORRECTION OF AN ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The following schedule details the correction of an error in previously issued interim financial statements. The October 31, 2006 interim financial statements included certain post-reorganization, subsidiary level Stock Based Compensation and Consulting Expenses which should have been eliminated on consolidation. These items should have been eliminated on consolidation because the full cost was already included in the purchase price of the acquisition of the non-controlling (minority) interest of OQI Sask. The corrected Net Loss and Net Loss per Share for the six months ended October 31, 2006 are set out below.

	As Reported	As Corrected
	For the Six Months Ended	For the Six Months Ended	Effect of
	October 31, 2006	October 31, 2006	Correction
Stock Based Compensation Expense	$43,622,692	$33,211,022	$(10,411,670)
Consulting Expense	4,812,166	3,607,783	(1,204,383)
Other Expenses	(1,258,721)	(1,258,721)	—

Net Loss	$47,176,137	$35,560,084	$(11,616,053)

Net Loss Per Share	$0.38	$0.29

	As Reported	As Corrected	Effect of
	October 31, 2006	October 31, 2006	Correction
Additional Paid in Capital	$(508,080,717)	$(497,669,047)	$10,411,670
Properties	354,060,449	355,264,832	1,204,383

			$11,616,053

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Nine Months Ended January 31, 2007
(Unaudited – Prepared by Management)
17.	COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to current financial statement presentation.

18.	SUBSEQUENT EVENTS
a.	On March 6, 2007 the Company entered into an underwriting agreement for a private placement with a syndicate of underwriters of up to 5,320,000 shares of the Company’s common stock issued on a “flow-through” basis at a price of $4.82 (Cdn. $5.64) per share for an aggregate gross proceeds of $25,642,400 (Cdn. $30,004,800). Concurrent with the underwriting agreement, and under the terms and conditions of the underwriting agreement, the Company closed on the sale of 3,097,534 common shares for gross proceeds of $14,930,114 (Cdn. $17,470,092). These common shares have been issued on a flow through basis whereby the Company will incur an amount equal to the proceeds of the private placement for exploration in Canada and the tax benefits from that exploration will flow through to the subscribers. According to the terms and conditions of the underwriting agreement, the Company has agreed to reduce the price per share to Cdn. $5.13 if the Company does not file a resale registration statement with the U.S. Securities and Exchange Commission registering on or before May 5, 2007. Such reduction in price shall be satisfied by issuing to the subscribers 0.1 of a flow-through share for each flow-through share subscribed. In the event that less than 5,320,000 Flow-Through Shares are sold by the underwriters, the underwriters have agreed to purchase the Flow-Through Shares in the respective percentages described in the underwriting agreement. In consideration for the services of the underwriters, the Company agreed to pay a fee equal to Cdn. $0.282 (or 5%) for each Flow-Through Share issued by the Company.

The Company closed on the sale of an additional 58,300 common shares issued on a flow-through basis for gross proceeds of $281,006 (Cdn. $328,812) on March 9, 2007.

b.	On February 28, 2007 OQI sold its interests in certain research and development joint ventures. OQI’s interests in the joint ventures were sold to one of the remaining partners for consideration of $350,000 plus amounts paid by OQI to the joint ventures since November 2006. OQI’s rights and obligations under the agreements were assigned to and assumed by the purchasing partner and OQI was released from any further obligations and liabilities under the agreements.

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
All payments to be made in the future have been expressed in U.S. dollars using an exchange rate of $1 U.S. = $1.1792 CDN.
Plan of Operations
Oilsands Quest Inc. (formerly CanWest Petroleum Corporation) (“CanWest” or “OQI”), together with its subsidiaries Oilsands Quest Sask Inc. (formerly Oilsands Quest Inc.) (“OQI Sask”), Anhydride Petroleum (USA) Inc., Township Petroleum Corporation (“Township”), Stripper Energy Services Inc. (“Stripper”), Western Petrochemicals Corporation (“Western Petrochemicals”) and 1291329 Alberta Ltd. collectively (the “Company”), is in the exploration stage and does not currently have any income from operating activities. The Company has sufficient working capital and other capital resources to meet the obligations anticipated by its presently planned activity programs until January 2008. To the extent these plans may be adjusted or other business opportunities are identified, management may seek to raise additional capital through the issuance of equity and or debt. No assurance can be given that the Company will be successful in raising additional capital or that other opportunities will be found.
Oilsands Quest Sask Inc., Oil Sands Exploration Permits
During the nine months ended January 31, 2007 the Company, through its operating subsidiary, OQI Sask, conducted a wide range of exploration activities. By early April 2006, the Winter 2005/2006 exploration drilling program consisting of 24 resource delineation wells was completed and an assessment of the data began. In August 2006 the Company received the independent geological consultants’ assessment of in-place volumes of bitumen in the area covered by the Winter 2005/2006 exploration program. The assessment, prepared by Norwest Corporation of Calgary, was made in accordance with the Canadian Oil and Gas Evaluation Handbook (COGEH), which is a primary reference for reporting resources under Canadian Securities Administrators National Instrument 51-101 Standards of Disclosure for Oil and Gas Activities. The area covered in the assessment represented approximately 1.4 percent of OQI’s net permit lands (“the Permits”) of approximately 508,000 acres. The end of season report for the Winter 2005/2006 exploration drilling program documenting conformance with the original plans was prepared and submitted to the Canadian federal and provincial governments.
Beginning in July 2006, site infrastructure development activities, including road construction, drill pad preparation and camp construction were undertaken and the application for the winter 2006/2007 exploration program, including the installation of an airstrip was submitted. By the end of January 2007 two residential camps were operating with a third camp planned for operations in February 2007. The total camp capacity of over 200 persons is sufficient to support the needs of the planned 2006/2007 exploration program.
In October 2006, an approximately five mile, 2-D geophysical program, was successfully completed, demonstrating that seismic techniques could contribute to the planned exploration program. On November 3, 2006 exploration drilling began with one drilling rig and by the end of November 2006 three drilling rigs were working on the site. These three rigs drilled continuously until the scheduled

Christmas break on December 21. Drilling recommenced in early January 2007, with four rigs and by the end of January 2007 six rigs were operating onsite. By late February 2007, the seventh and eighth rigs were in place and drilling.
As of March 9, 2007 a total of 116 holes had been drilled, representing total drilling of 24,500 metres (80,000 feet). Drilling has been conducted in the Axe Lake Discovery area (36 sections) and to the north along the Permit lands west boundary. The core samples are transported regularly to third party laboratories for analysis and assessment. The testing includes bitumen saturation analysis and net pay determination as well as a comprehensive program of reservoir characterization testing. Bitumen saturation and net pay thicknesses will be determined following third party core and laboratory analysis, which will take several months to conduct.
An 850 kilometre (528-mile) helicopter borne, combined electromagnetic and magnetic survey was undertaken during February 2007 and a 120 kilometre (74-mile) 2-D seismic program was initiated and is ongoing. Approval for the airstrip was received in late February 2007 and construction began in early March 2007.
In accordance with the terms of its exploration permits, OQI Sask relinquished 40% of the total acreage covered by the Permits on May 31, 2005, and was required to relinquish another 40% of the remaining acreage by May 31, 2006. OQI Sask requested an extension of the 2006 relinquishment from the Saskatchewan government, which was approved and the relinquishment is now scheduled for June 2007. As at March 9, 2006, the Permit lands comprised an area of approximately 847,000 acres and following all relinquishments the Permit lands will comprise an area of approximately 508,000 acres. The Permits are regulated under the Saskatchewan Oil Shale Regulations, 1964, subject to amendment. The regulations are currently under review and new regulations are expected to be implemented in spring 2007.
Over the next 12 months the Company intends to, complete the 2006/2007 winter exploration program, assess the results of the core and laboratory analysis currently underway and subject to regulatory approvals, continue with both summer and 2007/2008 winter exploration programs currently in the planning phase. The Company recently approved a plan to initiate pre-commercialization studies of the Axe Lake Discovery area, which includes testing bitumen and reservoir characteristics and simulation testing of production recovery mechanisms over the next 12 months. Laboratory simulation testing will be undertaken in advance of potentially undertaking experimental field studies on the most promising of the recovery techniques. Field tests will be undertaken as soon as possible, subject to regulatory approvals. Although the Axe Lake Discovery has not yet been determined to be a commercial project, management believes its oil sands resources in the Axe Lake area could be suitable for in-situ recovery. Assumptions about the commercial viability of the resource potential or whether current recovery processes will be effective cannot be determined without further drilling, testing and analysis. In order to undertake the required technical studies in a timely manner, the company has engaged a number of third-party technical specialists and will be collaborating with agencies of the Province of Saskatchewan.

Pasquia Hills Oil Shale Prospect
During the nine months ended January 31, 2007, nine of the Company’s eleven permits on the Pasquia Hills Oil Shale Prospect were reacquired as new exploration permits. The Permits are currently regulated under the Saskatchewan Oil Shale Regulations, 1964, subject to amendment from time to time. In accordance with the terms of the permits, the Company relinquished 30% of the total acreage of the newly granted permits within 90 days of the grant. The Company currently holds seven permits, with five year terms, that cover approximately 407,000 acres. The Permits provide for the right to explore, mine, quarry and work the permit lands, but not to produce or recover oil shale except for test purposes until a lease has been granted.
No field operations were carried out on the Pasquia Hills Oil Shale Prospect during the period as the Company has concentrated its efforts on acquiring the new permits. The Company has applied for the remaining two permits that reached the end of their term in the period, totaling 189,369 acres, and has been advised by the regulator that these remaining two applications will be addressed under the planned revised oil shale regulations, expected in the spring of 2007. The overall prospects for this project will continue to be examined in 2007.
Eagles Nest Prospect
Township Petroleum Corporation is the operating subsidiary for the Company’s one township, oil sands lease in Alberta (“Eagles Nest Prospect”). No field activity was carried out on this asset during the period.

For both the Eagles Nest and Pasquia Hills Prospects, exploration programs will be developed over the course of the winter, with implementation planned to commence later in 2007/2008.
Apex Joint Ventures
On February 28, 2007 OQI sold its interests in all research and development joint ventures pertaining to certain resource recovery techniques. OQI’s interests in the joint ventures were sold to one of the remaining partners for consideration of $350,000 plus amounts paid by OQI to the joint ventures since November 2006. OQI’s rights and obligations under the agreements were assigned to and assumed by the purchasing partner and OQI was released from any further obligations and liabilities under the agreements.
Liquidity and Capital Resources
During the nine months ended January 31, 2007 the Company was focused on raising funding for exploration on the OQI Sask Permit lands, the acquisition of the outstanding 2.5% gross overriding royalty on the OQI Sask Permit lands and planning, infrastructure development and execution of the exploration programs on the OQI Sask Permit lands. The Company also entered into a reorganization agreement and completed the acquisition of the non-controlling (minority) shareholder interest in OQI Sask.
The full future income tax impact of the acquisitions of the non-controlling interest in OQI Sask and the acquisition of the outstanding 2.5% gross overriding royalty on the OQI Sask Permit lands on a consolidated basis has not yet been determined. OQI will perform further analysis on the combined company’s tax position and it is anticipated that a future tax liability related to these acquisitions may be recognized in future periods with a corresponding addition to the property account.

On March 6, 2007, OQI and OQI Sask entered into an underwriting agreement for a private placement with a syndicate of underwriters of up to 5,320,000 shares of the Company’s common stock, $.001 par value per share, issued on a flow-through basis at a price of $4.82 (Cdn. $5.64) per share for an aggregate gross proceeds of $25,642,400 (Cdn. $30,004,800). Concurrently with the underwriting agreement, and under the terms and conditions of the underwriting agreement, the Company closed on the sale of 3,097,534 common shares issued on a flow-through basis. On March 9, 2007 the Company closed on an additional 58,300 common shares issued on a flow-through basis under the terms of the underwriting agreement. These common shares have been issued on a flow through basis whereby the Company will incur an amount equal to the gross proceeds of the private placements on eligible exploration activity in Canada and the tax benefits from that exploration will flow through to the subscribers, as defined in the underwriting agreement.
According to the terms and conditions of the underwriting agreement, the Company has agreed to reduce the price per share to Cdn. $5.13 if the Company does not file a resale registration statement with the U.S. Securities and Exchange Commission registering the common shares on or before May 5, 2007. Such reduction in price shall be satisfied by issuing to the subscribers 0.1 of a common share issued on a flow-through basis for each share subscribed for by the subscribers. In the event that less than 5,320,000 shares are sold by the underwriters, the underwriters have agreed to purchase the remaining shares in the respective percentages described in the underwriting agreement. In consideration for the services of the underwriters, the Company agreed to pay a fee equal to Cdn. $0.282 (or 5%) for each share subscribed for and accepted by the Company.
At March 9, 2007, the Company had approximately $43.0 million in cash on hand. The Company is committed to spend an amount equal to approximately $30.7 million (Cdn. $36.2 million) on qualifying resource property expenditures pursuant to the terms of its 2006 and 2007 flow-through share private placements. The Company believes that it has sufficient funding to complete its upcoming exploration programs and for general working capital requirements until January 2008. Additional funding will be required if the current explorations programs are increased in scope or changes are made to current plans. It is expected that the Company will continue to need further funding and we plan to fund future operations by way of financing, including the public offering or private placement of equity or debt securities. However, we cannot assure you that debt or equity financing will be available to us on acceptable terms, if at all, to meet these requirements. We have no revenues, and our operating results, profitability and future rate of growth depend solely on our ability to successfully implement our business plan and our ability to raise further funding.
At March 9, 2007, the Company had 24 employees, including the officers of the Company, Included in the total are 8 short-term employees primarily engaged in the field activities related to the Company’s exploration programs. Additional employees will be added as activity levels dictate and field exploration increases.
Changes in Financial Condition
During the nine months ended January 31, 2007 the primary focus of the Company was exploring the OQI Sask Permit lands, raising exploration funds, completing the acquisition of the non-controlling (minority) interest in OQI Sask and the purchase of a 2.5% gross overriding royalty on certain of the OQI Sask Permit lands. During the nine months ended January 31, 2006, the primary focus of the Company was on completing the purchase of the OQI Sask Permits, obtaining funds for exploration programs and assessing and acquiring other possible investment opportunities within the Athabasca

Oil Sands region which resulted in the purchase of the Eagles Nest oil sands lease.
In total the Company experienced a net loss of $49,825,583 or $0.38 per share for the nine months ended January 31, 2007, compared to a net loss $19,725,307 or $0.27 per share for the nine months ended January 31, 2006. The Company expects to continue to incur operating losses and will continue to be dependent on additional equity or debt sales and or property joint ventures to fund its activities in the future.
Stock based compensation expense for the nine months ended January 31, 2007 of $36,577,862 (2006 - $Nil) is related to the issuance of options to directors, officers, employees and consultants of the Company and was determined based on the Black-Scholes option valuation model. OQI has unrecognized stock based compensation costs of $9,598,531 related to unvested options which will be recognized in future periods as the options vest. Stock based compensation is a non-cash expense.
Exploration costs for the nine months ended January 31, 2007 were $12,655,436 (2006 — $4,885,393). $12,376,063 was expended on the OQI Sask Permit lands and the remaining $279,373 was expended on other project areas. Exploration costs for the nine months ended January 31, 2006 included payments related to the Sylvan Lake and Barrhead oil and gas prospects as to $438,574 and $108,073 respectively, $210,331 expended on the Sulfoxy Joint Venture, $153,564 in costs associated with the Eagles Nest prospect, $326,674 in costs associated with the Pasquia Hills Oil Shale prospect and $3,303,533 in costs incurred on the OQI Sask Permit lands. Also included in exploration was $233,333 related to property acquired from the Anhydride Limited Partnership which was subsequently written off.
Consulting expenses for the nine months ended January 31, 2007 were $3,867,292 (2006 - $8,237,411). In the nine months ended January 31, 2007 consulting costs included $1,943,078 in expenses paid to investment advisors by the Company on the successful completion of the Reorganization. In 2006 Consulting costs included $3,795,062 related to the issuance of options to employees and consultants and also included fees related to successful financing attempts that were paid in stock and cash totaling $1,055,993.
During the nine months ended January 31, 2007 the Company’s financing activities did not involve the issuance of warrants and or convertible debt and as such it did not incur any non-cash financing expenses. As a result of the Company’s convertible note financing activities during the nine months ended January 31, 2006 non-cash financing expenses of $6,094,908 were incurred.
Professional fees for the nine months ended January 31, 2007 of $1,414,416 (2006 — $405,877) included costs related to the successful completion of the Reorganization with OQI Sask and several major funding initiatives.
Corporate salaries during the nine months ended January 31, 2007 were $1,139,126 (2006 — $Nil) and included a bonus of $135,123 paid in conjunction with the hiring of a new CEO. The increase over the same period in 2006 is related to the expanded activity of the Company and the hiring of additional employees.
Office expenses for the nine months ended January 31, 2007 were $576,083 (2006 — $261,820). Travel costs for the nine months ended January 31, 2007 were $156,134 (2006 — $74,572). This increase has been as a result of higher activity levels, additional staff and relocation of the corporate offices.

Transfer agent fees for the nine months ended January 31, 2007 were $245,303 (2006 — $82,210). The increase was due to costs associated with the annual shareholder meeting during the period and the completion of the reorganization with OQI Sask.
Advertising and promotion expenses during the nine months ended January 31, 2007 of $242,597 (2006 — $1,617,775) primarily included costs for communication and informational material for the Company’s stakeholders. 2006 costs included the cost of the engagement of a consulting firm which agreed to be paid in common shares of the Company. Pursuant to this agreement the Company issued 2,000,000 common shares at a deemed cost of $860,000 of which $645,000 was expensed during the nine months ended January 31, 2006 and the balance was recorded as a prepaid expense.
Directors fees and reimbursements in the period were $150,955 (2006 — $Nil) in accordance with a corporate policy implemented during the period.
Interest and bank charges of $25,055 (2006 — $461,147) for the nine months ended January 31, 2007 are lower as a result of the timing when various convertible notes converted.
The overall increase in the January 31, 2007 period costs over the same period in 2006 can be attributed to an overall increased level of activity by the Company.
During the nine months ended January 31, 2006 the Company sold its interest in its subsidiary Anhydride Petroleum (Canada) Inc. for nominal proceeds which resulted in the Company recording $736,782 as Gain on extinguishment of a liability on sale of a subsidiary (previously described as Recovery of exploration costs).
Interest income for the nine months ended January 31, 2007 was $1,129,377 (2006 — $109,835). Interest income increased in the 2007 period because the Company had pre-funded its exploration programs resulting in cash on hand which was invested in short term deposits.
The following schedule details the correction of an error in previously issued interim financial statements. The October 31, 2006 interim financial statements included certain non-cash post reorganization, subsidiary level Stock Based Compensation and Consulting expenses which should have been eliminated on consolidation. These items should have been eliminated on consolidation because the full cost was already included in the purchase price of the acquisition of the non-controlling (minority) interest of OQI Sask. The corrected Net Loss and Net Loss per Share for the six months ended October 31, 2006 are set out below.

	As Reported	As Corrected
	Six months ended	Six months ended
	October 31, 2006	October 31, 2006
Stock Based Compensation Expense	$43,622,692	$33,211,022
Consulting Expense	4,812,166	3,607,783
Other Expenses	(1,258,721)	(1,258,721)

Net Loss	$47,176,137	$35,560,084

Net Loss Per Share	$0.38	$0.29

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
A detailed summary of all of the Company’s significant accounting policies and the estimates derived therefrom is included in Note 2 to the Consolidated Financial Statements for the year ended April 30, 2006. While all of the significant accounting policies are important to the Company’s consolidated financial statements the following accounting policies and the estimates derived therefrom, have been identified as being critical:
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
During the nine months ended January 31, 2007 the Company acquired the non-controlling (minority) interest in OQI Sask as described herein. The purchase price of $319,022,948 was allocated based on the fair value of the assets acquired. The book value of each of the OQI Sask assets and liabilities, other than the OQI Sask Oil Sands Exploration permits, was equal to its fair value. The fair value of the OQI Sask Oil Sands Exploration permits exceeded both its book value and the purchase price to be allocated. Therefore the excess of the purchase price over the book value of the assets and liabilities acquired was allocated to the OQI Sask Oil Sands Exploration permits property.
Property amounts reported represent costs incurred to date and do not necessarily reflect present or future values. All exploration costs incurred to the date of establishing that a property is economically recoverable are charged to operations.
The Company is in the very early stages of the exploration process exploring for oil sands deposits. As the Company continues the exploration process the Company will attempt to delineate the resource and identify a likely method of extraction. At this early stage in our exploration process whether the Company’s operations will constitute an oil and gas or mining activity or both cannot yet be determined. Accounting policies will evolve as the knowledge of the resource is obtained.
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
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities
On December 1, 2006, pursuant to the Company’s 2006 Stock Option Plan, the Company issued 50,000 options to an employee to purchase up to 50,000 shares of Common Stock at $5.25 per share until December 1, 2011 as compensation for services. The options were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.
On March 9, 2007, the Company closed on the sale of 58,300 shares of the Company’s common stock, $.001 par value per share, issued on a “flow-through” basis at a price of $4.82 (Cdn. $5.64) per share for gross proceeds of $281,006 (Cdn. $328,812) pursuant to subscription agreements with OQI Sask and the subscribers (the “Offering”). In connection with the Offering, the Company paid an aggregate of Cdn. $16,440 in fees to a syndicate of underwriters.
The Flow-Through Shares were sold to investors in Canada pursuant to Regulation S under the Securities Act. The Flow-Through Shares have not been registered under the Securities Act and may not be offered or sold in the United States or to U.S. persons as such term is defined in Regulation S under the Securities Act absent a registration statement or an applicable exemption from registration.

Item 5. Other Information.
Information being reported in this Form 10-QSB in lieu of Form 8-K, as occurring within four business days prior to the date of this filing
Subsequent to the quarter ending January 31, 2007, the following occurred:
Item 1.01. Entry into a Material Definitive Agreement.
On March 13, 2007, the Company began entering into indemnity agreements with its officers and directors. The form of the agreement is attached hereto as Exhibit 10.1.
The Company’s officers and directors who will be parties to the agreement are: T. Murray Wilson, Christopher H. Hopkins, Thomas Milne, W. Scott Thompson, Gordon Tallman, Ronald Phillips, Karim Hirji, Patricia A. Beatch, Erdal Yildirim, and Errin Kimball.
The agreement is a contractual supplement to the corporate indemnity provisions of the Company’s Articles of Incorporation. The material terms and conditions of the agreement are: (a) the Company shall indemnify and advance expenses to the indemnitee against claims if the indemnitee acted honestly and in good faith with a view to the best interests of the Company, and, with respect to any criminal proceeding, had no reasonable grounds to believe the indemnitee’s conduct was unlawful; (b) a description of how the Company will determine if indemnification is appropriate including the procedure for obtaining indemnification; (c) the procedure to authorize advancing expenses; (d) the indemnitee’s rights under the indemnity agreement will survive any merger or other consolidation; and (e) the indemnitee will be entitled to attorney’s fees and disbursements incurred in any suit against the Company for breach of the agreement, if the indemnitee prevails in whole or in part in such a suit.
Item 4.02. Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.
On March 13, 2007, the Board of Directors determined that we need to restate our financial statements included in our Quarterly Report on Form 10-QSB for the quarter ended October 31, 2006, and such financial statements should no longer be relied upon.
The purpose of the restatement of our financial statements for the period ended October 31, 2006 is to eliminate certain non-cash post reorganization, subsidiary level stock based compensation and consulting expenses. These items should have been eliminated on consolidation because the full cost was already included in the purchase price of the acquisition of the non-controlling (minority) interest of OQI Sask. The net result is to decrease the amount of stock based compensation and consulting expenses on our consolidated statements of operations and, as a result, to decrease our net loss and net loss per share. See Note 16 to our financial statements in this Quarterly Report for the period ended January 31, 2007, for more detail about this restatement.
Our Chief Financial Officer and our Audit Committee discussed the matters disclosed above with our independent accountant.

Item 6. Exhibits.

3.1	Articles of Incorporation, as amended.(1), (2), (3), (4)

3.2	Bylaws, as amended. (4)

10.1	Form of Indemnity Agreement, filed herewith.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10-SB, filed October 14, 1999.

(2)	Incorporated by reference from Form 8-K, filed March 13, 2006.

(3)	Incorporated by reference from Form 8-K, filed August 17, 2006.

(4)	Incorporated by reference from Form 10-QSB, filed December 15, 2006.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

OILSANDS QUEST INC.

Date: March 15, 2007	By:	/s/ Christopher H. Hopkins Christopher H. Hopkins, President, Chief Executive
Officer and Director

Date: March 15, 2007	By:	/s/ Karim Hirji Karim Hirji, Chief Financial Officer and Chief
Accounting Officer

Exhibit Index

Exhibit Number	Description

3.1	Articles of Incorporation, as amended.(1), (2), (3), (4)

3.2	Bylaws, as amended. (4)

10.1	Form of Indemnity Agreement, filed herewith.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10-SB, filed October 14, 1999.

(2)	Incorporated by reference from Form 8-K, filed March 13, 2006.

(3)	Incorporated by reference from Form 8-K, filed August 17, 2006.

(4)	Incorporated by reference from Form 10-QSB, filed December 15, 2006.