Form 10QSB/A
period 2006-10-31
Oilsands Quest Inc
filed 2007-03-16
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/A
(Amendment No. 1)

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

Explanatory Note
As indicated in our Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 2007, filed on March 15, 2007, this amendment is being filed to restate the financial statements included in our Quarterly Report on Form 10-QSB for the quarter ended October 31, 2006, and such financial statements should no longer be relied upon.
The purpose of the restatement of our financial statements for the period ended October 31, 2006 is to eliminate certain non-cash, post reorganization, subsidiary level stock based compensation and consulting expenses. The items should have been eliminated on consolidation because the full cost was already included in the purchase price of the acquisition of the non-controlling (minority) interest of OQI Sask. The net result is to decrease the amount of stock based compensation and consulting expenses on our consolidated statements of operations and, as a result, to decrease our net loss and net loss per share.
This Amendment No. 1 continues to reflect circumstances as of the date of the original filing of the Quarterly Report On Form 10-QSB and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date except for items relating to the restatement.
See Note 15 to the financial statements in this Quarterly Report for more detail about this restatement.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Six Months Ended October 31, 2006 and 2005
(Unaudited — Prepared by Management)

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Consolidated Balance Sheets

	October 31,	April 30,
	2006	2006
	(Unaudited)	(Audited)
ASSETS
Current
Cash (note 2 (f))	$43,842,775	$22,127,315
Accounts receivable (note 14 (a))	1,864,265	675,764
Prepaid expenses	—	1,013,333

	45,707,040	23,816,412
Properties (note 4)	355,264,832	17,123,098
Investment in Energy 51 Inc.	310,291	310,291

	$401,282,163	$41,249,801

LIABILITIES
Current
Accounts payable (note 5)	$1,858,487	$19,682,268
Convertible debentures (note 6)	—	295,928

	1,858,487	19,978,196
Future Income taxes	—	1,080,821
Non controlling shareholder interest (note 7)	—	4,735,601

	1,858,487	25,794,618

Commitments and contingencies (notes 2, 3, 4, 8, 9, 10, 11, 12, and 14)
STOCKHOLDERS’ EQUITY
Capital Stock
Authorized
500,000,000 Common stock with a par value of $0.001 each (notes 8, 9, 10 and 11)
10,000,000 Preferred stock with a par value of $0.001 each (notes 3(a) and 8)
Issued
137,522,384 Common stock	137,522
115,046,408 Common stock		115,046
1 Series B Preferred stock (notes 3(a) and 8(b))	1
Additional Paid-in Capital	497,669,047	77,724,920
Deficit Accumulated During Exploration Stage	(98,200,952)	(62,640,868)
Other Comprehensive Income (Loss)	(181,942)	256,085

	399,423,676	15,455,183

	$401,282,163	$41,249,801

See Notes to the Consolidated Financial Statements

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited — Prepared by Management)

					From
					inception on
	Three Months Ended		Six Months Ended		April 3, 1998
	October 31,		October 31,		through to
	2006	2005	2006	2005	October 31, 2006
Expenditures
Stock-based compensation expense	$11,202,425	$—	$33,211,022	$—	$33,211,022
Non-cash financing expense	—	3,871,450	—	5,686,009	36,472,143
Consulting	1,999,499	1,147,371	3,607,783	1,966,647	15,418,466
Exploration costs	1,948,198	709,618	2,597,470	1,072,033	13,569,808
Advertising and promotion	100,254	357,196	180,839	625,257	3,519,581
Professional fees	431,978	100,278	1,005,316	187,899	2,782,803
Office	169,287	56,584	486,132	106,235	1,176,083
Corporate salaries	688,821	—	972,788	—	972,788
Interest and bank charges	1,776	140,667	24,781	157,399	774,118
Transfer agent fee	175,112	44,169	186,502	55,190	436,620
Management fee	—	(18,000)	—	—	414,602
Travel	80,795	24,657	109,147	37,242	391,679
Other Items	81,486	—	81,486	—	207,706
Board fees and expenses	85,617	—	85,617	—	85,617

	16,965,248	6,433,990	42,548,883	9,893,911	109,433,036
Other Items
Recovery of exploration costs	—	(736,782)	—	(736,782)	(936,469)
Interest income	(450,956)	(50,739)	(741,542)	(50,739)	(1,014,846)

Net loss before income tax recovery and non-controlling shareholder interest	16,514,292	5,646,469	41,807,341	9,106,390	107,481,721
Income tax (recovery) expenses	(899,733)	23,181	(1,096,174)	5,700	(1,157,515)

Net loss before non-controlling shareholder interest	15,614,559	5,669,650	40,711,167	9,112,090	106,324,206
Non-controlling shareholder interest	—	(107,086)	(5,151,083)	(345,819)	(8,123,254)

Net loss	$15,614,559	$5,562,564	$35,560,084	$8,766,271	$98,200,952

Net Loss Per Share	$0.12	$0.08	$0.29	$0.14

Weighted Average Number of Shares Outstanding	130,054,507	69,140,286	123,888,304	64,746,753

See Notes to the Consolidated Financial Statements

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended October 31, 2006 and the Year Ended April 30, 2006
(Unaudited — Prepared by Management)

							Deficit
					Additional	Other	Accumulated	Total
	Common Stock		Preferred Stock		Paid-in	Comprehensive	During the	Stockholders
	Shares	Par Value	Shares	Par Value	Capital	Income (loss)	Exploration Stage	Equity
Balance, April 30, 2005	58,408,661	$58,409	—	$—	$13,835,432	$(165,834)	$(9,999,965)	$3,728,042
Common stock issued for:
Cash	24,512,052	24,512	—	—	28,888,364	—	—	28,912,876
Cashless exercise of warrants and options	10,971,013	10,971	—	—	(10,971)	—	—	—
Property	385,880	385	—	—	500,059	—	—	500,444
Services	11,746,945	11,747	—	—	9,298,262	—	—	9,310,009
Settlement of debt	9,021,857	9,022	—	—	5,449,975	—	—	5,458,997
Stock option compensation expense	—	—	—	—	1,314,505	—	—	1,314,505
Beneficial conversion feature of convertible debenture and warrants	—	—	—	—	18,449,294	—	—	18,449,294
Other comprehensive income Exchange gain on translation	—	—	—	—	—	421,919	—	421,919
Net loss	—	—	—	—	—	—	(52,640,903)	(52,640,903)

Balance, April 30, 2006	115,046,408	115,046	—		77,724,920	256,085	(62,640,868)	15,455,183
Common stock issued for:
Cash	11,207,802	11,208	—	—	50,974,105	—	—	50,985,313
Settlement of debt	3,523,727	3,524	—	—	18,689,096	—	—	18,692,620
Cashless exercise of warrants	2,213,953	2,214			(2,214)	—	—	—
Preferred shares issued on reorganization			1	1	319,022,947	—	—	319,022,948
Exchange of exchangeable shares	5,530,494	5,530			(5,530)	—	—	—
Stock option compensation expense	—	—	—	—	33,211,022	—	—	33,211,022
Share issue costs	—	—	—	—	(1,945,299)	—	—	(1,945,299)
Other comprehensive income Exchange loss on translation	—	—	—	—	—	(438,027)		(438,027)
Net loss	—	—	—	—	—	—	(35,560,084)	(35,560,084)

Balance, October 31, 2006	137,522,384	$137,522	1	$1	$497,669,047	$(181,942)	$(98,200,952)	$399,423,676

See Notes to the Consolidated Financial Statements

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited — Prepared by Management)

			From Inception on
	For the Six Months Ended		April 3, 1998
	October 31,		through October 31,
	2006	2005	2006
Operating Activities
Net loss	$(35,560,084)	$(8,766,271)	$(98,200,952)
Non cash adjustments to net loss
Non-cash financing expense	—	5,686,009	36,472,143
Stock-based compensation expense	33,211,022	—	33,211,022
Consulting expenses satisfied by shares	—	1,863,624	10,541,970
Exploration costs acquired for shares	—	316,685	578,684
Advertising and promotion for shares	—	—	1,459,475
Write-off of exploration property	—	—	856,359
Other	20,260	—	146,480
Recovery of exploration expenses	—	(736,782)	(936,469)
Income tax (recovery) expense	(1,096,174)	5,700	(1,157,515)
Non controlling shareholder interest	(5,151,083)	(345,819)	(8,123,254)
Changes In Non-Cash Working Capital
Accounts receivable and prepaid expenses	(180,953)	31,253	(856,717)
Accounts payable	578,581	296,521	3,396,195

Cash Used in Operating Activities	(8,178,431)	(1,649,080)	(22,612,579)

Investing Activities
Additions to Property	(18,974,433)	(1,723,964)	(32,271,002)
Other investments	—	—	(416,799)

Cash Used in Investing Activities	(18,974,433)	(1,723,964)	(32,687,801)

Financing Activities
Issuance of shares for cash	49,040,014	1,919,403	80,334,283
Common stock returned to treasury	—	—	(15,212)
Convertible debentures	—	5,065,280	8,384,496
Advances from related parties	—	(11,627)	653,062
Future income taxes	—	(111,720)	1,120,206
Shares issued by subsidiary to non-controlling interest (note 3(a))	250,273	3,833,709	7,958,045

Cash Provided by Financing Activities	49,290,287	10,695,045	98,434,880

Inflow of Cash	22,137,423	7,322,001	43,134,500
Effects of exchange rate changes on cash	(421,963)	—	708,275
Cash, Beginning of Period	22,127,315	1,022,175	—

Cash, End of Period	$43,842,775	$8,344,176	$43,842,775

Non-Cash Financing Activities
Common stock issued for properties	$—	$—	$3,837,442

Warrants granted on purchase of properties	$—	$—	$1,763,929

Common stock issued for services	$1,204,383	$1,722,204	$11,592,546

Common stock issued for debt	$18,692,620	$1,663,200	$28,401,029

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

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Six Months Ended October 31, 2006
(Unaudited — Prepared by Management)
4. PROPERTIES

	OQI Sask	Pasquia Hills,
	Oil Sands	Oil Shale	Eagles Nest,
	Exploration	Exploration	Oil Sands
	Permits	Permits	Lease	Total
Balance April 30, 2006	$12,415,991	$3,854,648	$852,459	$17,123,098
Additions to property	18,525,059	—	164,475	18,689,534
Excess of OQI share acquisition cost over book value	16,752,262	—	—	16,752,262
Acquisition of minority interest	319,022,948	—	—	319,022,948
Reclass of minority interest at date of acquisition to property	(16,323,010)	—	—	(16,323,010)

Balance October 31, 2006	$350,393,250	$3,854,648	$1,016,934	$355,264,832

a)	OQI Sask Oil Sands Exploration Permits

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

During the six months ended October 31, 2006 the Company added $18,525,059 to the OQI Sask Oil Sands exploration permits consisting of $17,948,722 paid for Stripper (note 3(b)) plus $576,337 paid for equipment and other property additions.

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

In conjunction with the issuance of the OQI Sask stock options the Company has recorded a stock based compensation expense of $13,584,903 (2005 — $0), for the six months ended October 31, 2006 incurred prior to the reorganization.

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
15. CORRECTION OF AN ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The following schedule details the correction of an error in previously issued interim financial statements. The previously issued October 31, 2006 interim financial statements included certain post-reorganization, subsidiary level Stock Based Compensation and Consulting Expenses which should have been eliminated on consolidation. These items should have been eliminated on consolidation because the full cost was already included in the purchase price of the acquisition of the non-controlling (minority) interest of OQI Sask. The corrected Net Loss and Net Loss per Share for the three and six months ended October 31, 2006 are set out below.

	As Reported	As Corrected
	For the Three Months Ended	For the Three Months Ended	Effect of
	October 31, 2006	October 31, 2006	Correction
Stock Based Compensation Expense	$21,614,095	$11,202,425	$(10,411,670)
Consulting Expense	3,203,882	1,999,499	(1,204,383)
Other Expenses	2,412,635	2,412,635	—

Net Loss	$27,230,612	$15,614,559	$(11,616,053)

Net Loss Per Share	$0.21	$0.12

	As Reported	As Corrected
	For the Six Months Ended	For the Six Months Ended	Effect of
	October 31, 2006	October 31, 2006	Correction
Stock Based Compensation Expense	$43,622,692	$33,211,022	$(10,411,670)
Consulting Expense	4,812,166	3,607,783	(1,204,383)
Other Expenses	(1,258,721)	(1,258,721)	—

Net Loss	$47,176,137	$35,560,084	$(11,616,053)

Net Loss Per Share	$0.38	$0.29

	As Reported	As Corrected	Effect of
	October 31, 2006	October 31, 2006	Correction
Additional Paid in Capital	$(508,080,717)	$(497,669,047)	$10,411,670
Properties	354,060,449	355,264,832	1,204,383

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

In connection with the closing of the Reorganization, OQI’s financial advisor was paid a success fee of $1,590,528 and
OQI Sask

paid $353,450 as success fees to its financial advisors. These costs have been included as part of consulting expenses in the period. 288,050 Exchangeable shares with a deemed value of $1,204,383, issued to an advisor immediately prior to closing of the Reorganization, are included in the purchase price reported.

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

In total the Company experienced a net loss of $35,560,084 or $0.29 per share for the six months ended October 31, 2006, compared to a net loss $8,766,271 or $0.14 per share for the six months ended October 31, 2005. The Company expects to continue to incur operating losses and will continue to be dependent on additional equity or debt sales and or property joint ventures to fund its activities in the future.

Stock based compensation expense for the six months ended October 31, 2006 of $33,211,022 (2005 - $Nil) is related to the issuance of options to directors, officers, employees and consultants of the Company and was determined based on the Black-Scholes option valuation model. OQI has unrecognized stock based compensation costs of $12,730,433 related to unvested options which will be recognized in future periods as the options vest. Stock based compensation is a non-cash expense.

During the six months ended October 31, 2006 the Company’s financing activities did not involve the issuance of warrants and or convertible debt and as such it did not incur any non-cash financing expenses. As a result of the Company’s convertible note financing activities during the six months ended October 31, 2005 non-cash financing expenses of $5,686,009 were incurred.

Consulting expenses for the six months ended October 31, 2006 of $3,607,783 (2005 — $1,966,647). In 2006 Consulting costs included $1,943,078 in expenses paid to investment advisors by the Company on the successful completion of the Reorganization. In 2005 Consulting costs included stock option compensation expenses of $1,072,056 related to the issuance of options to employees and consultants and also included fees related to successful financing attempts that were paid in stock and cash totaling $580,456.

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
Item 6. Exhibits.

3.1	Articles of Incorporation, as amended.(1), (2), (3), (7)

3.2	Bylaws, as amended.(7)

10.1	Voting Exchange and Trust Agreement dated August 14, 2006. (3)

10.2	Exchangeable Share Provisions(3)

10.3	Support Agreement dated August 14, 2006. (3)

10.4	Executive Employment Agreement with Christopher H. Hopkins dated August 14, 2006. (3)

10.5	Executive Employment Agreement with Karim Hirji dated August 14, 2006. (3)

10.6	Executive Employment Agreement with Errin Kimball dated August 14, 2006. (3)

10.7	Form of Subscription Agreement. (3)

10.8	Share Purchase Agreement, effective as of May 31, 2006. (4)

10.9	Assignment Agreement with Township Petroleum Corporation, dated June 6, 2006. (4)

10.10	Executive Employment Agreement with Patricia A. Beatch, dated September 21, 2006.(5)

10.11	Executive Employment Agreement with Erdal Yildirim, dated October 10, 2006.(6)

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10-SB, filed October 14, 1999.

(2)	Incorporated by reference from Form 8-K, filed March 13, 2006.

(3)	Incorporated by reference from Form 8-K, filed August 17, 2006.

(4)	Incorporated by reference from Form 8-K, filed August 21, 2006.

(5)	Incorporated by reference from Form 8-K, filed September 26, 2006 and Form SB-2/A, filed on October 3, 2006.

(6)	Incorporated by reference from Form 8-K, filed October 12, 2006.

(7)	Incorporated by reference from Form 10-QSB, filed December 15, 2006.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

OILSANDS QUEST INC.

Date: March 15, 2007	By:	/s/ Christopher H. Hopkins

Christopher H. Hopkins, President, Chief Executive Officer and Director

Date: March 15, 2007	By:	/s/ Karim Hirji

Karim Hirji, Chief Financial Officer and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
3.1	Articles of Incorporation, as amended.(1), (2), (3), (7)

3.2	Bylaws, as amended.(7)

10.1	Voting Exchange and Trust Agreement dated August 14, 2006. (3)

10.2	Exchangeable Share Provisions(3)

10.3	Support Agreement dated August 14, 2006. (3)

10.4	Executive Employment Agreement with Christopher H. Hopkins dated August 14, 2006. (3)

10.5	Executive Employment Agreement with Karim Hirji dated August 14, 2006. (3)

10.6	Executive Employment Agreement with Errin Kimball dated August 14, 2006. (3)

10.7	Form of Subscription Agreement. (3)

10.8	Share Purchase Agreement, effective as of May 31, 2006. (4)

10.9	Assignment Agreement with Township Petroleum Corporation, dated June 6, 2006. (4)

10.10	Executive Employment Agreement with Patricia A. Beatch, dated September 21, 2006.(5)

10.11	Executive Employment Agreement with Erdal Yildirim, dated October 10, 2006.(6)

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10-SB, filed October 14, 1999.

(2)	Incorporated by reference from Form 8-K, filed March 13, 2006.

(3)	Incorporated by reference from Form 8-K, filed August 17, 2006.

(4)	Incorporated by reference from Form 8-K, filed August 21, 2006.

(5)	Incorporated by reference from Form 8-K, filed September 26, 2006 and Form SB-2/A, filed on October 3, 2006.

(6)	Incorporated by reference from Form 8-K, filed October 12, 2006.

(7)	Incorporated by reference from Form 10-QSB, filed December 15, 2006.