Form 10KSB
period 2007-04-30
Oilsands Quest Inc
filed 2007-07-30
CIK 1096791

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO ________.
Commission File Number:    0-27659
OILSANDS QUEST INC.
(Name of small business issuer in its charter)

Colorado	98-0461154

State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
205, 707-7th AVENUE SW, CALGARY, ALBERTA CANADA T2P 3H6
(Address of principal executive offices, including zip code)
Issuer’s telephone number:   (403) 263-1623
Securities registered under Section 12(b) of the Act:
Common Stock, $.001 Par Value
(Title of Class)
Securities registered under Section 12(g) of the Act: None
Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑       No ☐
Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes ☐       No ☑
Issuer’s revenues for its most recent fiscal year:  $0.
As of July 23, 2007, there were 183,723,987 shares of the Registrant’s $.001 par value Common Stock (“Common Stock”) outstanding. Registrant’s outstanding classes of voting securities consist of its Common Stock and its Series B Preferred Stock. Registrant has one share of Series B Preferred Stock outstanding, representing 31,028,486 votes on July 23, 2007. The aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the closing bid price on July 23, 2007, is $726,565,020.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐   NO ☑
Transitional Small Business Disclosure Format (check one):   Yes ☐   No ☑

This document contains technical and geological terms, which are defined in the Glossary of Common Terms, which appears at the end of Part I of this Report. All future payments in Canadian dollars have been converted to United States dollars using an exchange rate of $1.00 U.S. = $1.1067 CDN, which was the April 30, 2007 exchange rate. Unless otherwise specified, all dollar amounts are expressed in United States dollars.
PART I
When we use the terms “Oilsands Quest Inc.”, the “Company,” “we,” “us,” “our,” or “OQI,” we are referring to Oilsands Quest, Inc. and its subsidiaries, unless the context otherwise requires. We have included technical terms important to an understanding of our business under “Glossary of Common Terms” at the end of this section. Throughout this document we make statements that are classified as “forward-looking.” Please refer to the “Cautionary Statement about Forward-Looking Statements” section of this document for an explanation of these types of assertions.

Item 1.	DESCRIPTION OF BUSINESS
Background and Corporate Structure
We are a Colorado corporation formed on April 3, 1998 as Uranium Power Corporation. On November 2, 2004 we changed our name to CanWest Petroleum Corporation. On October 31, 2006 we changed our name to Oilsands Quest Inc. Our principal executive office is located at 205, 707 – 7th Avenue S.W., Calgary, Alberta, Canada T2P 3H6. Our website is www.oilsandsquest.com.
The Company operates through its subsidiary corporations and conducts limited joint venture activities directly. Our primary operating subsidiary is Oilsands Quest Sask Inc. (“OQI Sask”), an Alberta corporation. OQI Sask was established as the operating subsidiary of the Company to primarily explore for and develop oil sands deposits in the provinces of Saskatchewan and Alberta. We currently own 100% of the issued and outstanding voting common shares of OQI Sask following the acquisition of the non-controlling (minority) interest of OQI Sask on August 14, 2006. Following this acquisition our Board of Directors was reorganized and the executive team of OQI Sask was appointed as the Company’s executive team. OQI Sask is currently conducting Saskatchewan’s first major oil sands exploration program.
In addition to OQI Sask, we also have the following operating subsidiaries:
•
We own 100% of Township Petroleum Corporation (“Township”), an Alberta corporation. Township owns an oil sands lease in the Province of Alberta acquired in 2005 (the “Eagles Nest Prospect”) and is currently developing plans for exploring the oil sands potential on the lease.

•
We own 100% of Western Petrochemicals Corp. (“WPC”), an Alberta corporation. WPC formerly owned certain rights relating to exploration for oil shale, referred to as the Pasquia Hills Oil Shale Prospect and is currently inactive.

•	We own 100% of Stripper Energy Services Inc. (“Stripper”), acquired in 2007 and currently a wholly owned subsidiary of OQI Sask.
•	We own 100% of 1291329 Alberta Ltd., incorporated in 2007 to hold camp facilities and equipment.
•
We own 100% of Anhydride Petroleum (USA) Inc. (“Anhydride USA”), currently inactive, and Anhydride USA’s wholly owned subsidiary Anhydride Petroleum (Canada) Inc. (“Anhydride Canada”), both acquired April 30, 2002, until October 31, 2005 when Anhydride Canada was sold to a third party for nominal cash proceeds.

General Development of the Business
Initially our primary business activity was the exploration for uranium and petroleum in Canada. However, during the year ended April 30, 2003 we wrote off our investments in the uranium resource properties as we had no further plans to develop them. We then began to actively seek new business opportunities in the oil and gas sector.
Over the past four years, the Company has focused primarily on business opportunities in the oil and gas sector, and in particular the oil sands and oil shale sectors in western Canada. We are currently focused on the exploration, delineation and ultimate exploitation of bitumen through the activities being conducted by OQI Sask, as described below under “Oilsands Quest Sask Inc.”
In addition, we have certain other business opportunities that may be developed but which are not, when compared to OQI Sask, as significant to the Company at this time, as described below under “The Company’s Other Business Opportunities”.
Oilsands Quest Sask Inc.
On September 24, 2004, we acquired all of the issued and outstanding shares of 808099 Alberta Ltd., which was previously inactive, and on November 3, 2004 this company changed its name to Oilsands Quest Inc. On November 1, 2006, this entity changed its name to Oilsands Quest Sask Inc. Following external issuances of equity by OQI Sask, at July 31, 2006 we owned 64.08% of the common shares of OQI Sask. On August 14, 2006, we closed a reorganization agreement with OQI Sask, which was initially executed on June 9, 2006, whereby we acquired the non-controlling (minority) interest in OQI Sask, going from a 64.08% ownership interest to a 100% voting interest (the “Reorganization Agreement” or the “Reorganization”). In connection with the Reorganization Agreement, we also entered into a Voting and Exchange Trust Agreement with OQI Sask and Computershare Trust Company of Canada (“CTC”), and a Support Agreement with OQI Sask. Collectively, these agreements are referred to as the “Acquisition Agreements”.
According to the Acquisition Agreements, all OQI Sask common shares other than those held by us were exchanged for a new class of OQI Sask shares called Exchangeable Shares pursuant to a ratio of one OQI Sask common share to 8.23 Exchangeable Shares. The Exchangeable Shares are exchangeable at any time on a one-for-one basis, at the option of the holder, for shares of our common stock. An Exchangeable Share provides a holder with economic terms and voting rights which are, as nearly as practicable, effectively equivalent to those of a share of our common stock. Holders of Exchangeable Shares have registration rights with respect to the resale of our common stock to be received upon exchanging the Exchangeable Shares into our shares. The holders of the Exchangeable Shares will receive up to an aggregate of 76,504,304 shares of our common stock at each holder’s election. The Exchangeable Shares are represented for voting purposes in the aggregate by one share of our Series B Preferred Stock (the “Preferred Share”), which Preferred Share is held by CTC. CTC will in turn vote the one Preferred Share as indicated by the individual holders of Exchangeable Shares. The one Preferred Share represents a number of votes equal to the total outstanding Exchangeable Shares on the applicable record date for the vote submitted to our shareholders.
OQI Sask’s business plan is to focus on the exploration, delineation and ultimate exploitation of bitumen resources on its exploration permits located in the provinces of Saskatchewan and Alberta.

Exploration Permits
On September 29, 2004, we acquired a 49% interest through OQI Sask in certain Oil Shale Exploration Permits (the “Sask Exploration Permits”) that covered approximately 2,000 square miles (1,400,000 acres) in northwestern Saskatchewan along the Alberta border. The 49% interest in the Sask Exploration Permits was acquired for $769,125, plus 50,000 shares of our Common Stock and a 2.5% gross overriding royalty (the “2.5% GORR”). In order to finance the purchase of the 49% interest, OQI Sask borrowed funds from the Company in the form of a convertible debenture. On November 18, 2005, the principal and accrued interest on the debenture was converted into 788,769 common shares of OQI Sask.
We entered into an agreement dated November 8, 2004, as amended (the “WCM Agreement”), to acquire all of the shares of Western Canadian Mint Inc. (“WCM”), a company that owned all of the shares of American Oilsands Company Inc. (“AOC”), which owned the remaining 51% working interest in the Sask Exploration Permits, subject to a $0.11 per recoverable barrel royalty held by various arm’s length parties subject to a buy down. Prior to completing this acquisition, we assigned all of our rights and obligations to OQI Sask pursuant to a letter agreement dated November 12, 2004 and an assignment dated April 27, 2005. As a result, on May 3, 2005, pursuant to the terms of the WCM Agreement, OQI Sask acquired all of the outstanding shares of WCM. The combined consideration paid by us and OQI Sask was $1,202,131, two million shares of our Common Stock and the assumption of $0.11 per recoverable barrel royalty held by various arm’s length parties. WCM was then merged with OQI Sask.
As a result of these transactions, OQI Sask held an undivided 100% interest, subject to the above noted royalties, in Saskatchewan Oil Shale Exploration Permit Nos. PS00205, PS00206, PS00207, PS00208, PS00209, PS00210, PS00211, PS00212, PS00213, PS00214, PS00215, PS00216, and PS00217, granted on June 1, 2004 under the provisions of the Oil Shale Regulations, 1964, as amended, from time to time by the Province of Saskatchewan (“Sask Permit Lands”). The Sask Exploration Permits provide for the right to explore and work the Sask Permit Lands in the Province of Saskatchewan for a term of five years to May 31, 2009 or until a lease has been granted for their development. Three one-year term extensions of the Sask Exploration Permits may be requested, subject to the regulations and approval by the Province of Saskatchewan. Subsequent to April 30, 2007, the regulations were updated for current market conditions and technical considerations by the Province of Saskatchewan.
By agreement with the Saskatchewan government, we are required to relinquish at least 40% of the total acreage covered by the permits by the first anniversary date of the permits (May 31, 2005) and to relinquish a further 40% of the remaining acreage by the second anniversary date (May 31, 2006). In addition to the above agreement to relinquish, under the governing regulations, OQI Sask is required to make annual rental payments and meet annual expenditure requirements in order to maintain the permit lands as reduced by the relinquishments.
OQI Sask relinquished 40% of the total acreage covered by the Permits on May 31, 2005, and was required to relinquish another 40% of the remaining acreage by May 31, 2006. Prior to May 31, 2006, OQI Sask obtained an extension of the 2006 relinquishment to June 1, 2007 and on June 1, 2007, OQI Sask was granted an extension to July 9, 2007. The Company completed the second relinquishment on July 9, 2007.
As at April 30, 2007, the Sask Permit Lands comprised an area totaling 846,680 acres and following all relinquishments the Sask Permit Lands on July 9, 2007 comprise an area totaling 508,026 acres consisting of Oil Shale Exploration Permit Nos. PS00205, PS00206, PS00208, PS00210, PS00212, PS00213, and PS00215.

The annual rental payable in advance for the current (third) year was $0.045 ($0.05 CDN) per acre. On May 7, 2007, the province updated the regulations as noted above requiring annual rentals of $0.09 ($0.10 CDN) per acre for the remaining term of the permit. The required exploration expenditures to hold the Permits were also increased to $0.72 ($0.80 CDN) per acre for each of the remaining years of the permits and $1.08 ($1.20 CDN) per acre for each year that the permit is extended. OQI Sask has paid all required annual rental payments and met all annual exploration expenditure requirements to April 30, 2007 and the permits are in good standing. Certain of the expenditures incurred to date in excess of the required limits to April 30, 2007 will be applied against the expenditure requirements for the remaining years of the permits.
On August 9, 2006, OQI Sask acquired an oil sands exploration permit totaling 11,386 acres (Permit No. 7006080098) from the Province of Alberta and on March 21, 2007, OQI Sask acquired three additional oil sands exploration permits totaling 55,667 acres (Permit Nos. 7007030939, 7007030940 and 7007030941) from the Province of Alberta (the “Alberta Permits”). The Alberta Permits are located directly west of and contiguous to our Axe Lake Discovery lands on our oil sands permits in Saskatchewan. The location of the Alberta Permit lands is described as follows:

Block	Description	Total Ha(1)

P0098	South half of the Township 92, Range 1, West of the 4th Meridian	4,608
P9039	North half of Township 92, Range 1, West of the 4th Meridian	4,608
P9040	East half of Township 93 and 94, Range 1, West of the 4th Meridian	9,216
P9041	West half of Township 93 and 94, excluding sections 32 and 33, Range 1, West of the 4th Meridian	8,704

	Total	27,136

(1)	One (1) Hectare (Ha) equals approximately 2.471 acres. The total acreage of the Alberta Permits equals 67,053 acres.
The Alberta Permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The Alberta Permits are owned 100% by OQI Sask. The Alberta Permits provide for the right to drill for, win, work and recover oil sands for a term of five years from the date of acquisition and are subject to annual rental payments of $1.28 ($1.42 CDN) per acre. The Alberta Permits can be converted to production leases following the completion of specified work requirements.
The total consideration paid for the above Permits was $22,221,968 ($25,651,985 CDN). The March 21, 2007 acquisition of the Alberta Permits was funded by a line of secured credit from a Canadian bank pursuant to a Credit Agreement dated March 19, 2007. The line of credit was repaid on May 4, 2007 and all security was released (see Plan of Operations, below).
Gross Overriding Royalties on OQI Sask “Sask Permit Lands”
As part of the acquisition of the Sask Permit Lands, OQI Sask assumed a 2.5% gross overriding royalty (“2.5% GORR”) and $0.11 per barrel royalties (which may be bought down to $0.04 per barrel at any time by paying $7,000,000) on petroleum products recovered from the Sask Permit Lands, held by various non-related parties.
On August 15, 2006, the Company closed a transaction with the shareholders of Stripper Energy Services Inc. (“Stripper”), a non-related inactive entity. The Company purchased all of the issued and outstanding shares of Stripper’s common stock for a total purchase price of $17,948,722 ($20,000,000 CDN), including the original option payment of $1,250,000 CDN. Stripper’s sole asset is the 2.5% GORR royalty on the Sask Permit Lands. As a result of the transaction, the 2.5% GORR is now held by Stripper, a wholly owned subsidiary of OQI Sask.

The Oil Sands Industry
The following information quotes liberally from the named sources and a variety of technical reports. It should be noted that, for the most part, these organizations are just beginning to recognize the oil sands discovery OQI Sask has made in Saskatchewan, and they are not likely to include it in their forecasts until the bitumen resources are considered recoverable resources (recoverable with today’s technology and economics) and/or until commercial viability of these resources is determined.
According to the National Energy Board (“NEB”), Canada’s oil sands deposits contain a vast quantity of crude bitumen – one of the world’s largest known hydrocarbon resources. The NEB adopts the bitumen resource estimates published by the Alberta Energy and Utilities Board, which estimates Alberta’s oil sands areas contain an initial volume-in-place of 1.6 trillion barrels. The ultimately recoverable crude bitumen resource – from Alberta’s Peace River, Cold Lake and Athabasca deposits – is estimated to be 315 billion barrels, with remaining established reserves of almost 174 billion barrels at year-end 2004.
Oil sands deposits are composed primarily of sand, silt and clay, water and bitumen, along with minor amounts of other minerals. Typical composition might be 75 to 80 percent inorganic material (mostly quartz sands), 3 to 7 percent water, and 10 to 12 percent by weight bitumen, with bitumen saturation varying between zero and 18 percent by weight.
The bitumen is characterized by high densities and very high viscosities. With a density range of 5 to 14 degrees API, bitumen is a thick, black, tar-like substance that pours extremely slowly. When compared to typical crude oils, which contain approximately 14 percent hydrogen, bitumen is deficient in hydrogen. In order to make bitumen an acceptable feedstock for conventional refineries, it must be upgraded through the addition of hydrogen or the rejection of carbon. In order to transport bitumen to the refineries, it must be blended with a diluent, usually condensate, to meet pipeline specifications for density and viscosity.
Although the existence of the oil sands resource has long been known, the Canadian Energy Research Institute (“CERI”) points out that the development of its commercial potential has been gradual and enhanced through efforts of both industry and government. Initial commercial production from the oil sands in Alberta began only in the 1960s. The first two integrated mining projects were Great Canadian Oil Sands Company (now Suncor), which began operations in 1967, and Syncrude, which came on-stream in 1978. High energy prices and significant strides in technology have made Canada’s bitumen resources increasingly economic to develop. There are now some 46 existing and proposed oil sands projects, including mining, upgrading and in-situ projects.
Crude bitumen is produced by mining and extraction, in-situ thermal recovery and in-situ non-thermal recovery. At the present time, about 60 percent of crude bitumen is transformed by upgrading into various grades of synthetic crude oil or upgraded products within the Fort McMurray or Edmonton regions.
The Canadian Association of Petroleum Producers (“CAPP”) estimates production from the oil sands to be 1.1 million barrels per day in 2006, increasing to 2.9 – 3.5 million barrels per day in 2015 and further escalating to 3.3 – 4.0 million barrels per day in 2020. In 2005, Canada’s crude oil and equivalent production totaled about 2.5 million barrels per day; more than 1.7 million barrels per day came from Alberta, which included about 1.0 million barrels per day from the oil sands.
CAPP also estimates that, in 2007, the oil and gas industry will invest $45 billion CDN in Canada: $17 billion CDN in the oil sands (a $5.4 billion CDN increase over 2006) and $26.5 billion CDN in conventional oil and gas in the Western Canadian Sedimentary Basin (a $5.1 billion CDN decrease compared to 2006). The remainder, some $1.5 billion CDN, is allocated to northern Canada and East Coast offshore (same amount in 2006).

At the present time, there is one in-situ production project in the Peace River oil sands. There are three in-situ projects operating in the Cold Lake deposits and another in the development stage. In the Athabasca oil sands, there are three mines operating and five planned to come on-stream between 2008 and 2013. There are also two in-situ projects operating in the Athabasca oil sands and six planned to come on-stream between now and 2012.
During the last decade, interest in oil sands development has reached new heights, the result of high commodity prices and improvements in related technologies. Of the current established reserves of bitumen, over 80 percent is estimated by CERI to be recoverable with in-situ production methods; the remainder, with mining techniques. Open-pit mining is used for oil sands deposits located above about 75 metres (250 feet). For deeper deposits, bitumen is recovered using a variety of special recovery techniques, such as cyclic steam stimulation (CSS) and steam assisted gravity drainage (SAGD), both of which are being used commercially at the present time.
Traditionally, the oil sands industry has focused its exploration and development activities in Alberta; however, the NEB has recognized that exploration efforts to define unconventional oil resources are ongoing in two areas of Saskatchewan: crude bitumen deposits located in northwest Saskatchewan, across the border from the Firebag area in Alberta, and oil shale deposits in the Pasquia Hills region of east-central Saskatchewan.
Oilsands Quest’s exploration program on its oil sands permits in northwest Saskatchewan, the first major program in the province’s history, is being watched closely by both industry and government. Interest in the Company’s success to date is reflected in the Government of Saskatchewan’s posting for the first time of oil sands exploration rights for public tender in summer 2007.
Activities to Date
Oilsands Quest Sask Inc.
During the year ended April 30, 2007 the Company, through its operating subsidiary, OQI Sask, conducted a wide range of exploration activities. By early April 2006, the Winter 2005/2006 exploration drilling program, consisting of 24 resource delineation wells, was completed and an assessment of the data began. In August 2006, the Company received the independent geological consultants’ assessment of in-place volumes of bitumen in the area covered by the Winter 2005/2006 exploration program. The assessment, prepared by Norwest Corporation of Calgary, was made in accordance with the Canadian Oil and Gas Evaluation Handbook (COGEH), which is a primary reference for reporting resources under Canadian Securities Administrators National Instrument 51-101 Standards of Disclosure for Oil and Gas Activities. The area covered in the assessment represented approximately 1.4 percent of OQI’s net permit lands (“the Permits”) of approximately 508,000 acres. The End of Season Report for the Winter 2005/2006 exploration drilling program documenting conformance with the original plans and summarizing the environmental effects of the program, impacts, socio-economic benefits, reclamation and mitigative actions was prepared and submitted to the adjacent communities, aboriginal groups and Canadian federal and provincial governments.
Beginning in July 2006, site infrastructure development activities, including road construction, drill pad preparation and camp construction were undertaken and the application for the winter 2006/2007 exploration program, including the installation of an airstrip, was submitted. By the end of January 2007 two residential camps were operating with a third camp operating by February 2007. The total camp capacity of over 200 persons was sufficient to support the needs of the planned 2006/2007 exploration program. Approval for the airstrip was received in late February 2007 and construction began in early March 2007.

In October 2006, an approximately five kilometre (3 mile), 2-D geophysical program, was successfully completed, demonstrating that seismic techniques could contribute to the planned exploration program. In November 2006, exploration drilling began with one drilling rig and by the end of the month three drilling rigs were working on the site. These three rigs drilled continuously until the scheduled Christmas break on December 21. Drilling recommenced in early January 2007 with four rigs and by the end of February 2007, a total of eight rigs were in place and drilling. The winter 2006/2007 drilling season ended on March 30, 2007.
In January 2007, due to the extent of land covered by our drilling, we designated the discovery area, plus certain additional prospective land associated with it, as the Axe Lake Discovery. The Axe Lake Discovery area totals approximately 67,000 acres or about 13.6% of the net Sask Permit Lands.
As of March 30, 2007, a total of 150 holes had been drilled, representing total drilling of 31,871 metres (104,538 feet). Drilling was conducted in the Axe Lake Discovery area (36 sections) and to the north along the Sask Permit lands west boundary. Core obtained at the site is secured by our independent geological consultants, and has been transported to third party laboratories for analysis and assessment. The testing includes bitumen saturation analysis and net pay determination as well as a comprehensive program of reservoir characterization testing. Bitumen saturation and net pay thicknesses will be determined following third party core and laboratory analysis, which will take several months to conduct.
An 850 kilometre (528 mile) helicopter borne, combined electromagnetic and magnetic survey was undertaken during February 2007 and a 166 kilometre (103 mile) 2-D seismic program was run. This included 64 kilometres (40 miles) of surveys in Alberta.
On May 8, 2007, permits were granted by the Saskatchewan Government for the continuation and expansion of 2-D seismic surveys. Since then, approximately 60 kilometres (37 miles) of additional seismic surveys have been completed, primarily along the main road from Provincial Highway 955 to the site of Oilsands Quest’s base camp. The Company plans to continue to undertake additional seismic work, including 3-D seismic surveys.
In May and June 2007, two fixed-wing aircraft completed a high-resolution, intensive 21,000 kilometre (13,000 mile) airborne magnetic survey program within the company’s Saskatchewan permit lands building further on the 850 kilometres (530 miles) of airborne surveys made this past winter.
Since the completion of winter drilling operations in late March 2007, Oilsands Quest’s base camp has hosted a daily work force of up to 55 people (employees and contractors) involved in a variety of field program activities.
Environmental activities, which include environmental monitoring on an ongoing basis, have increased substantially this summer to include a comprehensive $4 million CDN program of baseline environmental studies. This program, which is integral to the timeline for potential project development, began in early April 2007 and will continue through the summer and fall.
Involving approximately 16 environmental disciplines and 40 to 50 people contracted for field work, the baseline studies are focusing on such topics as water and air quality, hydrogeology, fisheries, soils and terrain, vegetation, wildlife, biodiversity, and traditional land use and ecological knowledge. In tandem with our field operations, we are also advancing the pre-commercialization evaluation studies of our Axe Lake Discovery. In early May 2007, we opened a technical facility in the light industrial area of northeast Calgary for our increasing geological and engineering staff.

On July 9, 2007, the Company relinquished a portion of the Sask Permit Lands as described in “Exploration Permits” and currently the Sask Permit Lands comprise an area of totaling 508,026 acres.
Outlook
Over the next 12 months the Company intends to complete its assessment of the results of the core and laboratory analysis currently underway, and subject to regulatory approvals, continue with its summer exploration program of drilling, seismic surveys and other activities and its 2007/2008 winter exploration programs, currently in the planning phase. The Company’s pre-commercialization studies of the Axe Lake Discovery area are currently underway. These include testing bitumen and reservoir characteristics and simulation testing of production recovery mechanisms, which will also assist in the further definition of the location, extent and quality of the discovered resource. Laboratory simulation testing is being undertaken of the most promising of the bitumen recovery techniques. Simultaneously, initial 3-D reservoir computer modelling simulation is being undertaken. Thereafter, field testing of these techniques will be undertaken as soon as possible, subject to regulatory approvals. Although the Axe Lake Discovery has not yet been determined to be a commercial project, management believes its oil sands resources could be suitable for in-situ recovery. Assumptions about the commercial viability of the resource potential or whether current recovery processes will be effective cannot be determined without further drilling, testing and analysis. In order to undertake the required technical studies in a timely manner, the company has engaged a number of third-party technical specialists and will be collaborating with agencies of the provinces of Alberta and Saskatchewan. Laboratory and computer simulations along with numerous field tests will continue through evaluation, pre commercialization and commercialization phases.
In early June 2007, an application for experimental Electrical Resistance Tomography (ERT) and miscellaneous use general construction (including road and airstrip construction) on the Sask Permit Lands was submitted to the Saskatchewan Provincial government for approval. This exploration technique, employing the use of subsurface electrical signals, has proven an effective tool for determining the general qualitative nature (bitumen presence and approximate saturation) in other areas of bitumen-bearing potential.
In mid June, 2007, an application for exploration drilling of 93 holes was submitted to the Saskatchewan Provincial government for approval under non-frozen ground conditions. With the approval of the provincial government earlier in the year, 42 drill pads were cut and prepared for drilling. In addition the Company has plans underway to submit an application for an exploration program on its Alberta Permits. This exploration drilling activity in Alberta and Saskatchewan is budgeted at approximately $24.4 million ($27 million CDN).
By mid-July 2007, comprehensive applications in support of a major 2-D and 3-D seismic program were submitted to the Saskatchewan Provincial government for approval under non-frozen ground conditions. The program consists of 640 kilometres each of 3-D seismic plus 106.2 kilometres of 2-D seismic in Saskatchewan. In total, the overall program in Alberta and Saskatchewan consists of 1,300 kilometres of surveys and is budgeted at approximately $13.6 million ($15 million CDN).
The Company’s pre-commercialization studies of the Axe Lake area, currently underway, which include testing bitumen and reservoir characteristics, laboratory simulation testing of production recovery mechanisms and computer reservoir simulations, which will also assist in the further definition of the location, extent and quality of the discovered resource over the next twelve months are budgeted for approximately $10 million ($11 million CDN).
The Company believes it has sufficient funding for its planned activities for the Alberta Permits and Sask Permit Lands until April 2008. Additional funding will be required if the current planned activities are increased in scope, changes are made to current plans or actual costs differ from estimates. Cash requirements over the next two years are expected to be in the $150 million to $300 million range and will be dependent on the results of ongoing and planned exploration programs, progress towards commercialization of the Axe Lake Discovery and the ability to finance planned activities.

The Company’s Other Business Opportunities
Eagles Nest Prospect
On August 25, 2005, Township acquired Oil Sands Lease No. 7405080355 (the “Eagles Nest Oil Sands Lease”) located in northern Alberta for $727,187 at an Alberta Crown land sale. This lease, known as the Eagles Nest Prospect, comprises an area of approximately 22,800 acres and is located in the Athabasca oil sands region in Alberta in Township 101, Range 13 West of the fourth Meridian. The lease provides for the right to drill for, win, work and recover and the right to remove bitumen resources from the lease for a term of 15 years, subject to the Mines and Minerals Act, Alberta.
Prior to bidding on the Eagles Nest Prospect, on June 1, 2005, Township entered into an agreement with three third parties (collectively the Triple 7 Joint Venture) to post, acquire, develop and produce oil sands deposits located in the Athabasca Region of Alberta, Canada (the Triple 7 Joint Venture Agreement). As a result of this agreement, Township acquired one lease consisting of approximately 22,800 acres (the “Eagles Nest Oil Sands Lease”) at a cost of $727,187. Pursuant to the terms of this agreement we issued the Triple 7 Joint Venture 114,015 of our common shares with a fair value of $127,432. Township has also agreed to pay the Triple 7 Joint Venture partners, as ongoing fees, $135,540 ($150,000 CDN) in cash or our common shares (at the discretion of the Company) on the first and second anniversary dates of the agreement. Shares issued under the agreement are subject to “piggyback” registration rights. On the third anniversary date and each subsequent anniversary date of the agreement Township shall pay to the Triple 7 Joint Venture $406,620 ($450,000 CDN) until such time as the lease is surrendered or a commercial project has been identified. In the event that Township receives a feasibility study, conducted by an independent third party, that indicates that a commercial project is economic and wishes to construct a commercial project, Township is required to notify the Triple 7 Joint Venture. Upon commencement of construction of such a commercial project Township shall pay to the Triple 7 Joint Venture the sum of $5,421,600 ($6,000,000 CDN). In addition to such payments Township has granted each of the three Triple 7 Joint Venture partners a royalty in the acquired leases of $0.027 ($0.03 CDN) on each barrel of crude bitumen produced, saved and sold or $135,540 ($150,000 CDN) per joint venture partner, per year, whichever is greater. Such royalty is governed by the royalty procedure, which stipulates, among other things, that the royalty will be secured by a lien, first charge or security interest on the royalty lands, and that the royalty is assignable or transferable subject to a right of first offer to Township.
To finance the acquisition of the prospect we issued convertible debentures pursuant to which Township also granted royalties of $0.0052 ($0.0058 CDN), net after a buy back, on each barrel of crude bitumen produced, saved and sold from the project. The convertible debentures have all been converted to our common stock.
Pursuant to the terms of the lease Township’s annual lease rental payments are $29,146 ($32,256 CDN).
Over the winter of 2005/2006, we undertook a detailed assessment of the historical data available on the Eagles Nest Prospect and we initiated planning an exploration strategy for the prospect area. The Company has incurred $8,588 (2006 – $159,020) in related costs during the fiscal year ended April 30, 2007. The Company’s strategy for exploring the Eagles Nest Prospect is currently being evaluated by management and a detailed plan and exploration budget is expected to be developed in 2007/2008.

Pasquia Hills Oil Shale Prospect
During the year ended April 30, 2007, all of the original Pasquia Hills permits held by WPC expired and were returned to the Saskatchewan government. Nine of the eleven original permits on the Pasquia Hills Oil Shale Prospect were reacquired as new exploration permits by the Company. In accordance with the terms of the new permits, the Company relinquished 30% of the total acreage of the granted permits within 90 days of the grant. The Company currently holds Oil Shale Permit Nos. PS00222, PS00223, PS00224, PS00225, PS00226, PS00237 and PS00238 granted under the Oil Shale Regulations, 1964, as amended or revised or substituted from time to time for five year terms from the date of grants. The permits total 405,871 acres located near Hudson Bay, Saskatchewan. The Permits provide for the right to explore, mine, quarry and work the permit lands, but not to produce or recover oil shale except for test purposes until a lease has been granted.
The annual rentals are payable in advance of $0.045 ($0.05 CDN) per acre for the current (first) year. On May 7, 2007, the province updated the regulations requiring annual rentals of $0.09 ($0.10 CDN) per acre during the term of the permit. The required exploration expenditures to hold the Permits were also increased to $0.36 ($0.40 CDN) per acre for the second year of the permits, $0.72 ($0.80 CDN) per acre for the last three years of the permits and $1.08 ($1.20 CDN) per acre for each year that the permit is extended. The Company has paid all required annual rental payments and met all annual exploration expenditure requirements to April 30, 2007 and the permits are in good standing.
The key challenge to producing kerogen shale on a commercial basis lies in finding an economic process. No field operations were carried out on the Pasquia Hills Oil Shale Prospect during the year as the Company concentrated its efforts on re-acquiring the new permits. The overall prospects for this project will continue to be examined into 2008.
Apex Joint Ventures
During the years ended April 30, 2005 and 2006, OQI entered into four joint venture agreements to fund research and development relating to the improvement of bitumen recovery. During the year ended April 30, 2007, OQI incurred $175,944 in costs (2006 – $234,433) related to these activities, which have been included in exploration costs.
On February 28, 2007, OQI sold its interests in these joint ventures to one of the remaining partners for consideration of $419,384. OQI’s rights and obligations under the agreements were assigned to and assumed by the purchasing partner and OQI was released from any further obligations and liabilities under the agreements.
Watch Resources Ltd. (formerly known as Energy 51 Inc.)
On April 7, 2004, OQI entered into an equity participation and farm-out agreement with Energy 51 Inc., a private oil and gas company. Pursuant to the equity participation agreement OQI purchased 1,500,000 common shares of Energy 51 for $310,291.
OQI participated with Energy 51 in the Sylvan Lake and Barrhead oil and gas prospects and incurred exploration costs of $34,022 (2006 – $452,577) and $30,083 (2006 – $202,418). OQI no longer maintains a right to participate in future Energy 51 farm-out prospects.
On January 2, 2007, Energy 51 Inc. was amalgamated with Watch Resources Ltd (“Watch”), a public company engaged in the exploration and production of petroleum and natural gas traded on the TSX Venture Exchange (“WRL-T”). On amalgamation the 1,500,000 shares in Energy 51 Inc. held by OQI were replaced by 300,000 common shares in Watch.
The Company commenced accounting for its interest in Watch as securities available for sale, and will carry the investment on its balance sheet as a current asset valued at the trading value of the securities on the balance sheet date.

Government Regulation
Our business is subject to various federal, provincial and local laws and governmental regulations that may be changed from time to time in response to economic, technical or political conditions. In Saskatchewan, the legislated mandate for the responsible development of the province’s oil and gas resources is set out in the Energy and Mines Act that provides the Minister with the responsibility for the exploration, development, management and conservation of non-renewable resources. The Oil and Gas Conservation Act allows the orderly exploration for, and development of, oil and gas in the province and optimizes recovery of these resources. The exploration of oil shales, which includes oil sands, is regulated under the Oil Shale Regulations, 1964, as amended from time to time, under the Minerals Act,. These regulations apply to oil shale rights that are the property of the Province and establish the terms under which exploration permits and leases are granted. Since 2005, the Province of Saskatchewan had undertaken a consultation review process with all stakeholders in an effort to update the oil sands and oil shale regulations to align regulations better with other regimes in the country and to encourage exploration and development activity in the Province. On May 7, 2007 the Province of Saskatchewan government issued new regulations for oil sands and oil shales under the Petroleum and Natural Gas Amendment Regulations 2007 where oil sands and oil shale mineral rights will be available under the competitive bid and work commitment bid processes, respectively. Previously issued oil sands and oil shale dispositions will continue to be administered under amended provisions to the Oil Shale Regulations, 1964 which were also updated for today’s economic and technical considerations. OQI’s Sask Exploration Permits and oil shale permits will continue to be administered under the Oil Shale Regulations, 1964, as amended.
In Alberta, oil sands activities are legislated under the Mines and Minerals Act which governs the management and disposition of rights in Crown owned mines and minerals, including the levying and collecting of bonuses, rents and royalties. The Oil Sands Conservation Act establishes a regulatory regime and scheme of approvals administered by the Alberta Energy and Utilities Board (“AEUB”) for the development of oil sands resources and related facilities in Alberta. The Acts are supported by the following regulations: Oil Sands Tenure Regulation, Oil Sands Royalty Regulation 1984, Oil Sands Royalty Regulation, 1997, Experimental Oil Sands Royalty Regulation, Oil Sands Conservation Regulation, Mines and Minerals Administration Regulation.
We are required to comply with the environmental guidelines and regulations established at the federal, provincial and local levels for our field activities and access requirements on our permit lands and leases. Any development activities, when determined, will require at a minimum, detailed and comprehensive environmental impact assessments studies and approvals of federal, provincial and local regulators. Each provincial jurisdiction also maintains specific royalty regimes that will be applied to all oil sands and oil shale development projects consistent with other resource developments.
Employees
As at July 23, 2007, the Company had 20 employees, including three seasonal field employees at OQI Sask. Additional employees will be added as activity levels dictate and field exploration activities increase.
RISK FACTORS
This investment has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this Form 10-KSB. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment.

RISKS RELATED TO OUR BUSINESS:
Due to Our History of Operating Losses, We are Uncertain That We Will Be Able to Maintain Sufficient Cash to Accomplish Our Business Objectives
The consolidated financial statements have been prepared assuming that we will continue as a going concern. During the fiscal years ended April 30, 2007 and 2006 we suffered net losses of $68,794,741 and $52,640,903, respectively. At April 30, 2007, there was stockholders’ equity and working capital of $386,833,545 and $5,819,466, respectively. There is no assurance that we can generate net income, increase revenues or successfully explore and exploit our properties.
See the “Plan of Operation” for a description of management’s plans in regard to this issue. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unsuccessful in implementing these plans.
Our Business Plan is Highly Speculative and its Success Depends, In Part, On Exploration Success on the Permit Lands
Our business plan is focused primarily on the exploration for oil sands deposits on our Permit Lands in the Provinces of Saskatchewan and Alberta. Exploration itself is highly speculative. We are subject to all of the risks inherent in oil sands exploration and development, including identification of commercial projects, operation and revenue uncertainties, market sizes, profitability, market demand, commodity price fluctuations and the ability to raise further capital to fund activities. There can be no assurance that we will be successful in overcoming these risks. These risks are further exacerbated by our dependence on OQI Sask as our primary asset.
THE BUSINESS OF OIL SANDS EXPLORATION IS SUBJECT TO MANY RISKS:
Nature of Oil Sands Exploration and Development
Oil sands exploration and development is very competitive and involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. As with any petroleum property, there can be no assurance that commercial deposits of bitumen will be produced from the OQI Sask Permit Lands in Saskatchewan, the Alberta Permits, or the Eagles Nest Prospect. Furthermore, the marketability of any discovered resource will be affected by numerous factors beyond our control. These factors include, but are not limited to, market fluctuations of prices, proximity and capacity of pipelines and processing equipment, equipment availability and government regulations (including, without limitation, regulations relating to prices, taxes, royalties, land tenure, allowable production, importing and exporting of oil and gas and environmental protection). The extent of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital.
Reserves and Resources
We have not yet established any reserves. There are numerous uncertainties inherent in estimating quantities of bitumen resources, including many factors beyond our control, and no assurance can be given that the recovery of bitumen will be realized. In general, estimates of recoverable bitumen resources are based upon a number of factors and assumptions made as of the date on which the resource estimates were determined, such as geological and engineering estimates which have inherent uncertainties, the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from estimated results. All such estimates are, to some degree, uncertain and classifications of resources are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the recoverable bitumen, the classification of such resources based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially. No estimates of commerciality or recoverable bitumen resources can be made at this time, if ever.

Capital Requirements and Liquidity
Significant amounts of capital will be required to explore the OQI Sask Permit Lands in Saskatchewan, the Alberta Permits, the Eagles Nest Prospect and the Pasquia Hills Oil Shale Prospect. The only source of future funding presently available to us is through the sale of additional equity capital and borrowing funds or selling a portion of our interest in our assets. There is no assurance that any additional equity capital or borrowings required will be obtainable on terms acceptable to us, if at all. Failure to obtain such additional financing could result in delays or indefinite postponement of further exploration and development of our projects. Equity financing, if available, may result in substantial dilution to existing stockholders.
Government Regulations, Permits, Leases and Licenses
The business of resource exploration and development is subject to substantial regulation under Canadian provincial and federal laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil sands bitumen and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil sands exploration and development operations could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the OQI Sask Permit Lands in Saskatchewan, the Alberta Permits, the Eagles Nest Prospect and the Pasquia Hills Oil Shale Prospect and the oil sands industry generally, will not be changed in a manner which may adversely affect our progress and cause delays, or cause the inability to explore and develop, resulting in the abandonment of these interests.
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
Third Party Liability and Environmental Liability
The Company’s operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. We could be liable for environmental damages caused by previous owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, and the payment of such liabilities could have a material adverse effect on our financial condition and results of operations. We currently have a limited amount of insurance and, at such time as we commence additional operations, we expect to obtain and maintain additional insurance coverage for our operations, including limited coverage for sudden environmental damages, but we do not believe that insurance coverage for environmental damage that occurs over time is available at a reasonable cost. Moreover, we do not believe that insurance coverage for the full potential liability that could be caused by sudden environmental damages is available at a reasonable cost. Accordingly, we may be subject to liability or may lose substantial portions of our properties in the event of certain environmental damages. The Company could incur substantial costs to comply with environmental laws and regulations which could affect our ability to operate as planned.

Royalty Regime
Any development project of our resource assets will be directly affected by the royalty regime applicable. The economic benefit of future capital expenditures for the project is, in many cases, dependent on a satisfactory royalty regime. There can be no assurance that the provincial governments will not adopt a new royalty regime that will make capital expenditures uneconomic or that the royalty regime currently in place will remain unchanged. In February 2007, the Government of Alberta announced the creation of an independent Royalty Review Panel formed to examine the province’s royalty and tax regime relating to oil sands, conventional oil and gas, and coal bed methane. It is scheduled to conduct a series of public meetings in Calgary, Edmonton, Fort McMurray and Grande Prairie which began in April 2007 and is to present its final report with recommendations to the Minister of Finance by August 31, 2007. There can be no assurance that the Government of Alberta or Saskatchewan or the Canadian Federal Government will not adopt a new royalty regime or modify the methodology of royalty calculation which could increase the royalties paid by oil sands producers in Alberta and Saskatchewan.
Emissions Regulations
In late 2002 the Government of Canada ratified the Kyoto Protocol, an international agreement designed to set legally binding targets to reduce certain emissions of carbon dioxide, methane and other greenhouse gasses, or “GHGs”. On October 19, 2006 the Canadian Federal Government introduced into Parliament the Clean Air Act (Bill C-30) and released its accompanying Notice of Intent to Develop and Implement Regulations and Other Measures to Reduce Air Emissions, or the “Notice.” The Bill and the Notice were intended to reflect the Government’s “made in Canada” approach to Canada’s Kyoto Protocol obligations and reduce certain industrial air pollutants and GHG emissions in Canada. The Notice announced the Canadian Federal Government’s intent to set emission intensity based reduction targets for GHGs for certain industries to come into effect by the end of 2010 and long term GHG emission reduction targets from 2003 levels by 2050. As of July 18, 2007, Bill C-30 has not been passed.
On April 26, 2007, the Federal Government announced a Regulatory Framework for Air Emissions and Other Measures to Reduce Air Emissions, or the “Framework”, which outlines proposed new requirements governing the emission of GHGs and other industrial air pollutants, including sulphur oxides, volatile organic compounds, particulate matter and possibly additional sector-specific pollutants in accordance with the Notice. The Framework introduces further, but not full, detail on new GHG and industrial air pollutant limits and compliance mechanisms that will apply to various industrial sectors, including oil sands extraction, starting in 2010. The Framework proposes GHG emission-intensity reduction targets of six percent per year from 2007 to 2010, followed by annual reductions of two percent through 2015. The Federal Government is in the process of consulting stakeholders about the emission-intensity targets which are contemplated to form the basis of new draft regulations scheduled to be released in early 2008. Industry may meet the reduction obligations through in-house GHG emission reductions, the purchase of offset credits, payments to a federal technology fund and some limited credits for emission reductions created between 1992 and 2006. The regulations implementing these changes are not in force as of July 23, 2007.
On April 20, 2007 the Government of Alberta passed the Climate Change and Emissions Management Amendment Act establishing a framework for GHG emission reductions similar to the proposed federal Framework. The Specified Gas Emitters Regulation created under the Act came into effect on July 1, 2007. The Specified Gas Emitter Regulation requires facilities that emit more than 100,000 tonnes of carbon dioxide equivalent annually to reduce their emission intensity for the July 1, 2007 to December 31, 2007 period by 12 percent from 2003-2005 levels. New facilities in operation less than eight years will be required to achieve these reductions over the fourth to eighth years of operation. These obligations may be met by in-house reductions, the purchase of certain emission reductions or offset credits or a contribution of $15 per tonne of GHG emissions to a provincial technology fund.

On June 14, 2007, the Government of Saskatchewan announced the Saskatchewan Energy and Climate Change Plan. The Plan’s main targets include a 32 percent reduction in GHG emissions from 2004 levels by 2020, and a reduction of 80 percent by 2050. In the non-renewable energy sector, the Government of Saskatchewan indicates that it will work with the industry to reduce emissions from flaring and venting, and to develop carbon capture and storage alternatives. As of July 23, 2007, the Government of Saskatchewan has not made any regulatory changes to implement the Energy and Climate Change Plan in the non-renewable energy sector.
Future legislated GHG and industrial air pollutant emission reduction requirements and emission intensity requirements, or GHG and industrial air pollutant emission reduction or intensity requirements in future regulatory approvals, may require the restriction or reduction of GHG and industrial air pollutant emissions or emissions intensity from our future operations and facilities, payments to technology funds or purchase of emission reductions or offset credits. The reductions may not be technically or economically feasible for our operations and the failure to meet such emission reduction or emission intensity reduction requirements or other compliance mechanisms may materially adversely affect our business and result in fines, penalties and the suspension of operations. As well, equipment from suppliers which can meet future emission standards may not be available on an economic basis and other compliance methods of reducing emissions or emission intensity to levels required in the future may significantly increase our operating costs or reduce output. Emission reductions or offset credits may not be available for acquisition or may not be available on an economic basis. There is also the risk that provincial or federal governments, or both, could pass legislation which would tax such emissions.
Abandonment and Reclamation Costs
We are responsible for compliance with terms and conditions of environmental and regulatory approvals and all laws and regulations regarding the abandonment of the project and reclamation of its lands at the end of its economic life, which abandonment and reclamation costs may be substantial. A breach of such legislation and/or regulations may result in the issuance of remedial orders, the suspension of approvals, or the imposition of fines and penalties, including an order for cessation of operations at the site until satisfactory remedies are made. We have not yet incurred any significant retirement, abandonment or reclamation costs to date. However, it is not possible to estimate with certainty the abandonment and reclamation costs since they will be a function of regulatory requirements at the time.
Title Risks
None of the OQI Sask exploration permits in Saskatchewan, nor the Alberta Permits, nor the Pasquia Hills Oil Shale Prospect permits has been converted to development leases. In the event that we do not meet the regulated requirements, or development conditions to convert our permits to leases or obtain an extension of such development requirements, our right to explore for bitumen or oil shale, as applicable, may be lost. We are satisfied that we have good and proper right, title and interest in and to the permits that we intend to exploit. However, we have not obtained title opinions on any of our interests. Accordingly, ownership of the oil sands and oil shale exploration rights could be subject to prior unregistered agreements or interests or undetected claims or interests.
Aboriginal peoples have claimed aboriginal title and rights to a substantial portion of western Canada. Certain aboriginal peoples have filed a claim against the Government of Canada, the Province of Alberta, certain governmental entitles and the regional municipality of Wood Buffalo (which includes the City of Fort McMurray, Alberta) claiming, among other things, aboriginal title to large areas of lands surrounding Fort McMurray. Similar claims have been and could be made in the Province of Saskatchewan and elsewhere. If any such claim relating to lands on which we have rights was successful, it could have a significant adverse effect on our ability to conduct our business.

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
Competitive Risks
The Canadian and international petroleum industry is highly competitive in all aspects, including the exploration for, and the development of, new sources of supply, the acquisition of oil interests and the distribution and marketing of petroleum products. A number of companies other than our company are engaged in the oil sands business and are actively exploring for and delineating their resource bases. Some companies have announced plans to begin production of synthetic crude oil, or to expand existing operations. Expansion of existing operations and development of new projects could materially increase the supply of synthetic crude oil and other competing crude oil products in the marketplace and adversely affect plans for development of our lands.
ENVIRONMENTAL AND REGULATORY COMPLIANCE MAY IMPOSE SUBSTANTIAL COSTS ON US
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
Our exploration activities and drilling programs are or will be subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, operational safety, toxic substances and other matters. Exploration and drilling are also subject to risks and liabilities associated with pollution of the environment and disposal of waste products. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities.
Costs associated with environmental liabilities and compliance have increased over time, and we expect these costs to continue to increase in the future. We will be required to book reserves for the costs of environmental obligations on our financial statements for such liabilities as our exploration operations proceed.

THE LOSS OF CURRENT MANAGEMENT MAY MAKE IT DIFFICULT FOR US TO OPERATE
Reliance on Key Personnel
Investors must rely upon the ability, expertise, judgment, discretion, integrity and good faith of our management and directors. The Company’s success is dependent upon its management and key personnel. The unexpected loss or departure of any of our key officers and employees could be detrimental to our future success. Except for a key man insurance policy of $5 million CDN on our President and Chief Executive Officer, we do not maintain key man insurance on our management.
FLUCTUATIONS IN U.S. AND CANADIAN DOLLAR EXCHANGE RATES MAY HAVE A MATERIAL ADVERSE IMPACT
Commodity prices and costs related to the Company’s activities, if and when applicable, will generally be based on a U.S. dollar market price. Fluctuations in the U.S. and Canadian dollar exchange rate may cause a negative impact on revenue and costs and could have a material adverse impact on the Company.
RISKS RELATING TO OUR COMMON STOCK
We Have Numerous Outstanding Options, Warrants and Commitments to Issue Shares, Which May Adversely Affect The Price of Our Common Stock
We have reserved 18,981,067 shares of our Common Stock for issuance upon exercise of outstanding options under plans and warrants at prices as low as $0.55 per share. The Company has also reserved 1,961,900 shares to be issued on settlement of debt of a former subsidiary. Pursuant to the Reorganization Agreement with OQI Sask dated August 14, 2006, the Company is required to issue up to 76,504,304 shares of its Common Stock for all of the OQI Sask Exchangeable Shares (including warrants and options to acquire) issued upon the closing (the “Reorganization”). As of July 23, 2007, 31,015,708 OQI Sask Exchangeable Shares have already been exchanged for our Common Stock and up to an additional 45,488,596 OQI Sask Exchangeable Shares may be issued and exchanged for Common Stock. Any sale into the public market of our Common Stock purchased privately at prices below the current market price could be expected to have a depressive effect on the market price of our Common Stock.
Future Sales of our Common Stock May Cause our Stock Price to Decline
Our stock price may decline by future sales of our shares or the perception that such sales may occur. If we issue additional shares of Common Stock in private financings under an exemption from the registration laws, then those shares will constitute “restricted shares” as defined in Rule 144 under the Securities Act of 1933 (the “Act”). The restricted shares may only be sold if they are registered under the Act, or sold under Rule 144, or another exemption from registration under the Act.
Some of our outstanding restricted shares of Common Stock are either eligible for sale pursuant to Rule 144 or have been registered under the Act for resale by the holders. We are unable to estimate the amount, timing, or nature of future sales of outstanding Common Stock. Sales of substantial amounts of our Common Stock in the public market may cause the stock’s market price to decline.
Dividend Policy
The Company did not declare or pay cash or other dividends on its Common Stock during the past two fiscal years. Payment of dividends by the Company will depend upon the Company’s financial condition, results of operations, capital requirements and such other factors as the board of directors of the Company may deem relevant.

Our Stock Price Can Be Extremely Volatile
The trading price of our Common Stock has been and could continue to be subject to wide fluctuations in response to announcements of our business developments or those of our competitors, world commodity prices, periodic updates on our resource assessments, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our Common Stock.
Issuance of Preferred Stock and Our Anti-Takeover Provisions Could Delay or Prevent a Change in Control and May Adversely Affect our Common Stock.
We are authorized to issue 10,000,000 shares of preferred stock which may be issued in series from time to time with such designations, rights, preferences and limitations as our Board of Directors may determine by resolution. The rights of the holders of our Common Stock will be subject to and may be adversely affected by the rights of the holders of any of our preferred stock that may be issued in the future. Issuance of a new series of preferred stock, or providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire, or discourage a third party from acquiring our outstanding shares of Common Stock. On October 30, 2006, the Company’s shareholders approved staggered terms for the Board of Directors, which could make removal of the Board of Directors more difficult for a third party. The Class A directors will serve until the annual meeting in 2009, the Class B directors until the annual meeting in 2008, and the Class A directors until the annual meeting in 2007, or each until their successors are duly elected or appointed or until their earlier death, resignation or removal. After the respective annual meetings in 2007, 2008 and 2009, each term for directors will be three years. In addition to a staggered board, our Board of Directors adopted a stockholders rights plan in March 2006 and reserved 250,000 shares of Series A Junior Participating Preferred Stock. This stockholders rights plan could have the effect of discouraging, delaying or preventing an acquisition. In addition, the Company has designated one share as Series B Preferred Stock, which is issued and outstanding and represents 31,028,486 voting shares as of July 23, 2007, and upon the exercise of options to acquire Exchangeable Shares, will represent up to 45,488,596 voting shares (see, “Description of Securities”). The Company has no present plans to issue any additional shares of preferred stock.

Item 2.	DESCRIPTION OF PROPERTY
OQI Sask Permit Lands
OQI Sask currently has a direct 100% interest in Saskatchewan Oil Shale Exploration Permits Nos. PS00205, PS00206, PS00208, PS00210, PS00212, PS00213, and PS00215 granted on June 1, 2004 under the provisions of the Oil Shale Regulations, 1964, as amended from time to time by the Province of Saskatchewan, subject to certain royalties discussed earlier under “General Development of the Business – Oilsands Quest Sask Inc. – Gross Overriding Royalties on OQI Sask (“Sask Permit Lands”) The Sask Exploration Permits are subject to rental payments and certain levels of expenditure annually on the applicable lands pursuant to government regulations discussed earlier under “General Development of Business – OQI – Exploration Permits”. OQI is in compliance with the current expenditure requirements.

OQI Sask also has a direct 100% interest in Alberta oil sands exploration Permit Nos. 7006080098, 7007030939, 7007030940 and 7007030941 granted by the Province of Alberta (the “Alberta Permits”) under the terms of the Mines and Minerals Act, Alberta. The Alberta Permits are located directly west and contiguous to our Axe Lake Discovery lands on our oil sands permits in Saskatchewan and total approximately 67,053 acres. The location of the Alberta Permit lands is described as follows:

Block	Description	Total Ha(1)

P0098	South half of the Township 92, Range 1, West of the 4th Meridian	4,608
P9039	North half of Township 92, Range 1, West of the 4th Meridian	4,608
P9040	East half of Township 93 and 94, Range 1, West of the 4th Meridian	9,216
P9041	West half of Township 93 and 94, excluding sections 32 and 33, Range 1, West of the 4th Meridian	8,704

	Total	27,136

(1)	One (1) Hectare (Ha) equals approximately 2.471 acres. The total acreage of the Alberta Permits equals 67,053 acres.
The Alberta Permits are subject to rental payments and can be converted to production leases following the completion of specified work requirements pursuant to government regulations discussed earlier under “General Development of the Business - Exploration Permits”. OQI Sask is in compliance with the current requirements.
Pasquia Hills Oil Shale Prospect
The Pasquia Hills Oil Shale Prospect currently consists of Oil Shale Permit Nos. PS00222, PS00223, PS00224, PS00225, PS00226, PS00237 and PS00238 granted under the Oil Shale Regulations, 1964, as amended or revised or substituted from time to time for five year terms from the date of grant. The permits total 405,871 acres located near Hudson Bay, Saskatchewan. The Permits provide for the right to explore, mine, quarry and work the permit lands, but not to produce or recover oil shale except for test purposes until a lease has been granted. See “General Development of the Business - The Company’s Other Business Opportunities - Pasquia Hills Oil Shale Prospect”.
Eagles Nest Prospect
Township acquired Alberta Oil Sands Lease No. 7405080355, the Eagles Nest Prospect, in an Alberta Crown Sale. This lease is subject to the following royalties: (i) $0.0058 CDN on each barrel of crude bitumen produced, saved and sold from the prospect; and (ii) to the Triple 7 Joint Venture (royalties payable at the aggregate rate of $0.09 CDN on each barrel of crude bitumen produced, saved and sold from the prospect, or $406,620 ($450,000 CDN) per year, whichever is greater). The royalty payable to the Triple 7 Joint Venture will be secured by a lien, first charge, or security interest on the prospect. See “General Development of the Business - The Company’s Other Business Opportunities - Eagles Nest Prospect”.
Office Leases
OQI and OQI Sask relocated their corporate offices to 205, 707 - 7th Avenue SW, Calgary Alberta T2P 3H6 on July 24, 2006 under a lease at market rates which expires in 2008. Previously OQI Sask maintained its offices at 1005, 550 - 11th Avenue S.W. Calgary, Alberta, T2P 3H6 under a lease at market rates originally scheduled to expire in 2009 which was terminated during 2007.
On February 1, 2007, we entered into a lease agreement for a technical office and warehouse facility which is located at #5, 1935-27th Avenue N.E., Calgary Alberta T2E 7E4 under a lease expiring in 2012 following a 5 year term.

The Company has entered into a into a ten year lease for new office space commencing on April 1, 2008 at market rates. The Company will relocate its corporate offices on expiry of its current lease.
Production
Effective April 30, 2007, we did not have any production or production revenue on any of our properties.
Glossary of Common Terms
The terms defined in this section are used throughout this Form 10-KSB.

API	American Petroleum Institute

Bbl	Barrel

Bitumen or crude bitumen
A highly viscous oil which is too thick to flow in its native state, and which cannot be produced without altering its viscosity; a naturally occurring mixture, mainly consisting of viscous hydrocarbons heavier than pentane, that may contain sulphur compounds and that in its naturally occurring viscous state does not usually flow to a well. The density of bitumen is generally less than 10 degrees API (as that term is defined by the American Petroleum Institute).

BOEs	Barrels of oil equivalent

Core	Cylindrical sample of rock taken from a formation for the purpose of examination and analysis

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

Stratigraphic test wells are classified as

(a) “exploratory type” if not drilled into a proved property; or

(b) “development type”, if drilled into a proved property.

Development type stratigraphic wells are also referred to as “evaluation wells”.

Crude oil (conventional)
A mixture that consists mainly of pentanes and heavier hydrocarbons, which may contain sulphur and other non-hydrocarbon compounds, that is recoverable at a well from an underground reservoir and that is liquid at the conditions under which its volume is measured or estimated. It does not include solution gas or natural gas liquids.

Degrees API	A measure of hydrocarbon density; the lower the number, the higher the viscosity (see “viscosity”)

Exploration costs
Costs incurred in identifying areas that may warrant examination and in examining specific areas that are considered to have prospects that may contain oil and gas reserves, including costs of drilling exploratory wells and exploratory type stratigraphic test wells.

Formation
A bed or deposit composed throughout of substantially the same kind of rock. Each different formation is given a name, often as a result of the study of the formation outcrop at the surface and sometimes based on fossils found in the formation.

In-situ
In its original place; in position. When referring to oil sands, in-situ recovery refers to various methods used to recover deeply buried bitumen deposits, including steam injection, solvent injection and firefloods.

Steam assisted gravity drainage (SAGD) is an example of an in-situ process used to recover bitumen from oil sand located too deep to be profitably mined.

Lease	An agreement granting to the lessee rights to explore, develop and exploit a property.

Oil sands	Sand and other rock materials containing bitumen; the crude bitumen contained in those sands and other rock materials. Each particle of sand is coated with a layer of water and a thin film of bitumen.

Oil sands deposit	A natural reservoir containing or appearing to contain an accumulation of oil sands separated or appearing to be separated from any other accumulation.

Overburden
Thickness of material above an occurrence of bitumen. The thickness of the overburden determines the method of bitumen recovery (mining or in-situ techniques). Overburden could consist of layers of sand, gravel and shale; in many places overburden underlies muskeg which is a water-soaked layer of decaying plant material one to three metres (three to ten feet) thick. Muskeg supports the growth of shallow-root trees.

Permeability	Ability of a porous rock to transmit fluid through its pore spaces. A rock may be highly porous and yet impermeable if it has no interconnecting pore network (communication).

Porosity	Volume of a rock available to contain fluids. Volume of pore spaces between mineral grains expressed as a percentage of the total rock volume.

Reserves	Estimated remaining quantities of crude oil and natural gas and related substances anticipated to be recoverable from known accumulations, from a given date forward, based on:

(a) analysis of drilling, geological, geophysical and engineering data;

(b) the use of established technology; and

(c) specified economic conditions, which are generally accepted as being reasonable, and which are disclosed.

Reservoir	Porous, permeable sedimentary rock structure or trap containing oil and/or gas. A reservoir can contain more than one pool (accumulation of oil or gas).

Resources	Those quantities of oil and gas estimated to exist originally in naturally occurring accumulations.

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

Viscosity
A measure of the resistance of a liquid to flow. The viscosity of petroleum products is commonly expressed in terms of the time required for a specific volume of the liquid to flow through an orifice of a specific size.

Working interest	The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and to share in the production.

Item 3.	LEGAL PROCEEDINGS
None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
The Company’s Common Stock commenced trading on the American Stock Exchange on August 24, 2006 under the symbol BQI. Prior to that date the Company’s common stock was traded on the NASD OTC Bulletin Board under the symbol CWPC. The following table sets forth the high and low closing prices of the Company’s Common Stock during the periods indicated as reported by the Internet source Yahoo Finance (http://finance.yahoo.com). The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Fiscal Quarter	High Bid Price	Low Bid Price

Fiscal Year End	4th Quarter (2/1/07 – 4/30/07)	$5.00	$2.75
April 30, 2007	3rd Quarter (11/1/06 – 1/31/07)	$5.49	$4.03
	2nd Quarter (8/1/06 – 10/31/06)	$5.95	$3.31
	1st Quarter (5/1/06 – 7/31/06)	$8.90	$3.34

Fiscal Year End	4th Quarter (2/1/06 – 4/30/06)	$8.30	$4.01
April 30, 2006	3rd Quarter (11/1/05 – 1/31/06)	$5.52	$1.64
	2nd Quarter (8/1/05 – 10/31/05)	$3.32	$0.43
	1st Quarter (5/1/05 – 7/31/05)	$0.45	$0.37
The closing sales price of the Common Stock as reported on July 23, 2007 was $4.00 per share.
Holders
As of July 23, 2007, there were 329 holders of record of the Company’s Common Stock.
Dividends
The Company did not declare or pay cash or other dividends on its Common Stock during the past two fiscal years. Payment of dividends by the Company will depend upon the Company’s financial condition, results of operations, capital requirements and such other factors as the board of directors of the Company may deem relevant.
Equity Compensation Plan Information
The Company’s Board of Directors originally adopted the 2005b and 2006 Stock Option Plan (the “Plan”) without stockholder approval. The Plan is intended to provide incentives to officers, employees, consultants and advisors (including members of the Board of Directors), who contribute to the success of the Company by offering them the opportunity to acquire an ownership interest in it. The Board of Directors believes that this also will help to align the interests of our management and employees with the interests of stockholders. The terms of the Plan concerning the incentive options and non-qualified options are substantially the same except that only employees of the Company or its subsidiaries are eligible to receive incentive options. Non-qualified options may be granted to employees, officers and consultants of the Company. The 2006 Stock Option Plan was approved by shareholders on October 30, 2006 and the Company does not intend to issue any options from the 2005b Stock Option Plan going forward.
The number of shares reserved for issuance under the Plan is a maximum aggregate so that the number of incentive options and/or non-qualified options that may be granted reduces the number of bonuses which may be granted, and vice versa.
Administration of the Plan
The Plan is administered by the Board of Directors, or a committee appointed by the Board of Directors (the “Committee”). In addition to determining who will be granted options or bonuses, the Committee has the authority and discretion to determine when options and bonuses will be granted and the number of options and bonuses to be granted. The Committee also may determine a vesting and/or forfeiture schedule for bonuses and/or options granted, the time or times when each option becomes exercisable, the duration of the exercise period for options and the form or forms of the agreements, certificates or other instruments evidencing grants made under the Plan. The Committee may determine the purchase price of the shares of Common Stock covered by each option and determine the fair market value per share. The Committee also may impose additional conditions or restrictions not inconsistent with the provisions of the Plan. The Committee may adopt, amend and rescind such rules and regulations as in its opinion may be advisable for the administration of the Plan.

The Committee also has the power to interpret the Plan and the provisions in the instruments evidencing grants made under it, and is empowered to make all other determinations deemed necessary or advisable for the administration of it.
Eligibility
Participants in the Plan may be selected by the Committee from employees, officers, consultants and advisors (including Board members) of the Company and its subsidiary and affiliated companies. The Committee may take into account the duties of persons selected, their present and potential contributions to the success of the Company and such other considerations as the Committee deems relevant to the purposes of the Plan. As of July 23, 2007, there are approximately 20 employees (including 5 officers) and 5 directors who are eligible to participate in the Plan.
The grant of options or bonuses under the Plan does not confer any rights with respect to continuation of employment, and does not interfere with the right of the recipient or the Company to terminate the recipient’s employment, although a specific grant of options or bonuses may provide that termination of employment or cessation of service as an employee, officer, advisor, or consultant may result in forfeiture or cancellation of all or a portion of the bonuses or options.
Adjustment
In the event a change, such as a stock split, is made in our capitalization which results in an exchange or other adjustment of each share of Common Stock for or into a greater or lesser number of shares, appropriate adjustments will be made to unvested bonuses and in the exercise price and in the number of shares subject to each outstanding option. The Committee also may make provisions for adjusting the number of bonuses or underlying outstanding options in the event we effect one or more reorganizations, recapitalizations, rights offerings, or other increases or reductions of shares of our outstanding Common Stock. Options and bonuses may provide that in the event of the dissolution or liquidation of the Company, a corporate separation or division or the merger or consolidation of the Company, the holder may exercise the option on such terms as it may have been exercised immediately prior to such dissolution, corporate separation or division or merger or consolidation; or in the alternative, the Committee may provide that each option granted under the Plan shall terminate as of a date fixed by the Committee.
U.S. Income Tax Consequences of the Plan
The incentive options issuable under the Plan are structured to qualify for favorable tax treatment to recipients provided by Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). However, incentive options only apply to U.S. employees, of which the Company has none.
Non-qualified options will not qualify for the special tax benefits given to incentive options under Section 422 of the Code. Under U.S. tax law, an optionee does not recognize any taxable income at the time he or she is granted a non-qualified option. However, upon exercise of the option, the optionee recognizes ordinary income for federal income tax purposes measured by the excess, if any, of the then fair market value of the shares over the exercise price. The ordinary income recognized by the optionee will be treated as compensation and will be subject to income tax withholding by the Company (if an employee) or self-employment tax (if a non-employee). Upon an optionee’s sale of shares acquired pursuant to the exercise of a non-qualified option, any difference between the sale price and the fair market value of the shares on the date when the option was exercised will be treated as long-term or short-term capital gain or loss. Upon an optionee’s exercise of a non-qualified option, the Company will be entitled to a tax deduction in the amount recognized as ordinary income to the optionee (provided that the Company effects withholding with the respect to the deemed compensation if the optionee is an employee).

Under U.S. tax law, with respect to bonuses, generally, a grantee will recognize as ordinary income the fair market value of the bonuses as of the date of receipt. If the grantee is an employee, then the grant is compensation and will be subject to income tax withholding by us (if an employee) or self-employment tax (if a non-employee).
Canadian Federal Income Tax Consequences
The tax consequences of stock options granted under the plan are complex and depend, in large part, on the surrounding facts and circumstances. This section provides a brief summary of certain significant Canadian federal income tax consequences relating to stock options under existing Canadian law. This summary is not a complete statement of applicable law and is based upon the Income Tax Act (Canada) and the regulations promulgated thereunder (“ITA”), as well as administrative and judicial interpretations of the ITA, as in effect on the date of this description. This summary is generally applicable to employees who are resident in Canada and who will hold the common shares as capital property for purposes of the ITA. This section does not discuss provincial, local, or non-Canadian tax consequences.
The optionee is not taxed on the stock options when they are granted. However, the optionee will generally be taxed in the calendar year in which the optionee exercises a stock option to purchase common shares. Upon exercise of a stock option, the optionee will recognize ordinary employment income equal to the amount by which the fair market value of the common shares at the time of acquisition exceeds the grant price of the stock option. If the optionee is not eligible for the election described further below, or if the optionee does not properly file such election, then the employment income attributable to the exercise of the stock option will be included in calculating the optionee’s taxable income in the taxation year in which the stock option was exercised.
When the optionee includes the employment income from the exercise of a stock option in his or her income, the optionee will generally be permitted to deduct one-half of such employment benefit in computing the optionee’s taxable income for the year, provided that (among other things) the grant price of the stock option was not less than the fair market value of the common shares at the date of grant of the stock option. Such deduction is not, however, available for alternative minimum tax purposes.
OQI will be required by the ITA to report all employment benefits realized by the optionee in respect of the stock options. OQI may also be required to withhold income taxes from remuneration paid to the optionee based on the amount of any employment benefit which the optionee receives in a year and does not defer as a result of the exercise of a stock option.
Provided that certain conditions are satisfied and appropriate elections are made, an optionee may be entitled to defer the employment income attributable to the exercise of stock options to the extent that the value of all stock options which vest in a particular year, calculated based on the total number of common shares the optionee is entitled to acquire in respect of all stock options which vest in the year and using the fair market value of the common shares on the date or dates such stock options were granted to the optionee, does not exceed Cdn$100,000. If applicable, the employment benefit will be deferred until the common shares are disposed, or deemed to be disposed, by the optionee. This deferral only applies if, among other things, (i) the employee is not a “specified shareholder” (as defined in the ITA) of OQI or any other company which does not deal at arm’s length with OQI and which employed the optionee; (ii) the common shares are listed on the American Stock Exchange (or another prescribed stock exchange); (iii) the exercise price for the common shares is not less than the fair market value of the common shares at the time the stock option was granted; and (iv) an election is filed in prescribed form and manner. In these circumstances, the employment income is not brought into the optionee’s taxable income until the taxation year in which the optionee disposes of those common shares and the cost averaging rules otherwise applicable in determining the optionee’s adjusted cost base of the common shares will not apply.

An optionee who disposes, or is deemed to have disposed, of a common share, will realize a capital gain (or capital loss) equal to the amount by which the proceeds of disposition are greater (or less) than the aggregate of the adjusted cost base of the common share and any reasonable costs of disposition. In calculating the adjusted cost base of each common share, the amount of any employment benefit in respect of the acquisition of the common share that has been included in the income of the optionee will be added to the adjusted cost base of the common share. Subject to certain exceptions, this cost will generally be averaged with the adjusted cost base of all other common shares held by the optionee at that time as capital property to determine the adjusted cost base to the optionee of each common share.
Generally one-half of any capital gain (“taxable capital gain”) realized by an optionee must be included in the optionee’s income for the year, and one-half of any capital loss (“allowable capital loss”) may be deducted from taxable capital gains realized by the optionee in that year. Allowable capital losses for a taxation year in excess of taxable capital gains for that year generally may be carried back and deducted in any of the three preceding taxation years or carried forward and deducted in any subsequent taxation year against net capital gains realized in such years, to the extent and under the circumstances described in the ITA.
Other Provisions
The exercise price of any option granted under the Plan must be no less than 100% of the “fair market value” of our Common Stock on the date of grant. Any incentive stock option granted under the Plan to a person owning more than 10% of the total combined voting power of the Common Stock shall be at a price of no less than 110% of the fair market value per share on the date of grant.
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

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s compensation plans as of April 30, 2007:

				(c) Number of Securities
				Remaining Available for
				Future Issuance
	(a) Number of Securities to		(b) Weighted Average	Under Equity
	be Issued Upon Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in Column (a))

Equity Compensation Plans Approved by Stockholders	9,925,000	(1)	$5.41	17,633,598	(3)

Equity Compensation Plans Not Approved by Stockholders	200,000	(2)	$1.50	1,200,000

TOTAL	10,125,000	(1)(2)	$5.33	18,833,598

(1)	Includes: options to acquire 9,925,000 shares of Common Stock under the Company’s 2006 Stock Option Plan.

(2)	Includes: options to acquire 200,000 shares of Common Stock under the Company’s 2005b Stock Option Plan. The Company does not intend to issue any more securities under this plan.

(3)
The aggregate number of securities available for issuance under the 2006 Stock Option Plan is the lesser of: (A) 15% of the total outstanding shares of the Company’s Common Stock, or (B) 30,000,000. As of July 23, 2007, the number of securities available for issuance under the 2006 Stock Option Plan is 27,558,598.

Recent Sales of Unregistered Securities
Following are descriptions of all unregistered equity securities of the Company sold during the last fiscal quarter and as of July 23, 2007, excluding transactions that were previously reported on Form 10-QSB or Form 8-K during the period.
On February 8, 2007 the Company issued 107,500 shares of common stock to investors pursuant to the exercise of warrants exercisable at $2.00 per share. The common stock was issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act.
On February 16, 2007 the Company issued 45,850 shares of common stock to investors pursuant to the exercise of warrants exercisable at $1.75 per share. The common stock was issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act.
On March 16, 2007 the Company issued 1,000 shares of common stock to an investor pursuant to the exercise of warrants exercisable at $1.75 per share. The common stock was issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act.

On March 27, 2007 the Company issued 25,000 shares of common stock to investors pursuant to the exercise of warrants exercisable at $2.00 per share for 5,000 shares and $1.75 per share for 20,000 shares. The common stock was issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act.
On May 7, 2007 the Company issued 46,850 shares of common stock to an investor pursuant to the exercise of warrants exercisable at $1.75 per share. The common stock was issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act.
On June 1, 2007 the Company issued 200,000 shares of common stock to an investor pursuant to the exercise of warrants exercisable at $2.00 per share. The common stock was issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Cautionary Statement about Forward-Looking Statements
This Annual Report on Form 10-KSB includes certain statements that may be deemed to be “forward-looking statements.” All statements, other than statements of historical facts, included in this Form 10-KSB that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements. Such forward-looking statements include discussion of such matters as:
•	The amount and nature of future capital, development and exploration expenditures;
•	The timing of exploration activities;
•	Business strategies and development of our business plan and drilling programs; and
•	Potential estimates as to the volume and nature of petroleum deposits that are expected to be found present when lands are developed in a project.
Forward-looking statements also typically include words such as “anticipate”, “estimate”, “expect”, “potential”, “could” or similar words suggesting future outcomes. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of oil and natural gas prices, currency exchange rate fluctuations, uncertainties in cash flow, expected acquisition benefits, exploration drilling and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed under the caption “Risk Factors,” many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.
The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

Plan of Operation (All amounts are in US dollars unless otherwise indicated.)
Oilsands Quest Inc. (formerly CanWest Petroleum Corporation) (“OQI”) together with its subsidiaries Oilsands Quest Sask Inc. (formerly Oilsands Quest Inc.) (“OQI Sask”), Anhydride Petroleum (USA) Inc., Township Petroleum Corporation (“Township”), Stripper Energy Services Inc. (“Stripper”), Western Petrochemicals Corp. (“WPC”) and 1291329 Alberta Ltd. collectively (the “Company”), is in the exploration stage and does not currently have any income from operating activities. The Company has sufficient working capital and other capital resources to meet the obligations anticipated by its presently planned activities until April 2008, as described herein. To the extent these plans may be increased in scope, adjusted or other business opportunities are identified or actual costs differ from estimates, management may seek to raise additional capital through the issuance of equity and or debt. No assurance can be given that the Company will be successful in its exploration activities, raising additional capital or that other opportunities will be found.
Oilsands Quest Sask Inc.
During the year ended April 30, 2007 the Company, through its operating subsidiary, OQI Sask, conducted a wide range of exploration activities. By early April 2006, the Winter 2005/2006 exploration drilling program, consisting of 24 resource delineation wells, was completed and an assessment of the data began. In August 2006, the Company received the independent geological consultants’ assessment of in-place volumes of bitumen in the area covered by the Winter 2005/2006 exploration program. The assessment, prepared by Norwest Corporation of Calgary, was made in accordance with the Canadian Oil and Gas Evaluation Handbook (COGEH), which is the primary reference for reporting resources under Canadian Securities Administrators National Instrument 51-101 Standards of Disclosure for Oil and Gas Activities. The area covered in the assessment represented approximately 1.4 percent of OQI’s net permit lands (“the Permits”) of approximately 508,000 acres. The End of Season Report for the Winter 2005/2006 exploration drilling program documenting conformance with the original plans and summarizing the environmental effects of the program, impacts, socio-economic benefits, reclamation and mitigative actions was prepared and submitted to the adjacent communities, aboriginal groups and Canadian federal and provincial governments.
Beginning in July 2006, site infrastructure development activities, including road construction, drill pad preparation and camp construction were undertaken and the application for the winter 2006/2007 exploration program, including the installation of an airstrip was submitted. By the end of January 2007 two residential camps were operating with a third camp operating by February 2007. The total camp capacity of over 200 persons was sufficient to support the needs of the planned 2006/2007 exploration program. Approval for the airstrip was received in late February 2007 and construction began in early March 2007.
In October 2006, an approximately five kilometre (3 mile), 2-D geophysical program, was successfully completed, demonstrating that seismic techniques could contribute to the planned exploration program. In November 2006 exploration drilling began with one drilling rig and by the end of the month three drilling rigs were working on the site. These three rigs drilled continuously until the scheduled Christmas break on December 21. Drilling recommenced in early January 2007, with four rigs and by the end of February 2007 a total of eight rigs were in place and drilling. The winter 2006/2007 drilling season ended on March 30, 2007.
In January 2007, due to the extent of land covered by our drilling, we designated the discovery area, plus certain additional prospective land associated with it, as the Axe Lake Discovery. The Axe Lake Discovery area totals approximately 67,000 acres or about 13.6% of the net Sask Permit Lands.

As of March 30, 2007, a total of 150 holes had been drilled, representing total drilling of 31,871 metres (104,538 feet). Drilling was conducted in the Axe Lake Discovery area (36 sections) and to the north along the Sask Permit lands west boundary. Core obtained at the site is secured by our independent geological consultants, and has been transported to third party laboratories for analysis and assessment. The testing includes bitumen saturation analysis and net pay determination as well as a comprehensive program of reservoir characterization testing. Bitumen saturation and net pay thicknesses will be determined following third party core and laboratory analysis, which will take several months to conduct.
An 850 kilometre (528 mile) helicopter borne, combined electromagnetic and magnetic survey was undertaken during February 2007 and a 166 kilometre (103 mile) 2-D seismic program was run. This included 64 kilometres (40 miles) of surveys in Alberta.
On May 8, 2007, permits were granted by the Saskatchewan Government for the continuation and expansion of 2-D seismic surveys. Since then, approximately 60 kilometres (37 miles) of additional seismic surveys have been completed, primarily along the main road from Provincial Highway 955 to the site of Oilsands Quest’s base camp. The Company plans to continue to undertake additional seismic work, including 3-D seismic surveys.
In May and June 2007, two fixed-wing aircraft completed a high-resolution, intensive 21,000 kilometre (13,000 mile) airborne magnetic survey program within the Company’s Saskatchewan permit lands, building further on the 850 kilometres (530 miles) of airborne surveys made this past winter.
Since the completion of winter drilling operations in late March 2007, Oilsands Quest’s base camp has hosted a daily work force of up to 55 people (employees and contractors) involved in a variety of field program activities.
Environmental activities, which include environmental monitoring on an ongoing basis, have increased substantially this summer to include a comprehensive $4 million CDN program of baseline environmental studies. This program, which is integral to the timeline for potential project development, began in early April 2007 and will continue through the summer and fall.
Involving approximately 16 environmental disciplines and 40 to 50 people contracted for field work, the baseline studies are focusing on such topics as water and air quality, hydrogeology, fisheries, soils and terrain, vegetation, wildlife, biodiversity, and traditional land use and ecological knowledge. In tandem with our field operations, we are also advancing the pre-commercialization evaluation studies of our Axe Lake Discovery. In early May 2007, we opened a technical facility in the light industrial area of northeast Calgary for our increasing geological and engineering staff.
On July 9, 2007, the Company relinquished a portion of the Sask Permit Lands as described in “Exploration Permits” and currently the Sask Permit Lands comprise an area totaling 508,026 acres.
Outlook
Over the next 12 months the Company intends to complete its assessment of the results of the core and laboratory analysis currently underway, and subject to regulatory approvals, continue with its summer exploration program of drilling, seismic surveys and other activities and its 2007/2008 winter exploration programs, currently in the planning phase. The Company’s pre-commercialization studies of the Axe Lake Discovery area are currently underway. These include testing bitumen and reservoir characteristics and simulation testing of production recovery mechanisms, which will also assist in the further definition of the location, extent and quality of the discovered resource. Laboratory simulation testing is being undertaken of the most promising of the bitumen recovery techniques. Simultaneously, initial 3-D reservoir computer modelling simulation is being undertaken. Thereafter, field testing of these techniques will be undertaken as soon as possible, subject to regulatory approvals. Although the Axe Lake Discovery has not yet been determined to be a commercial project, management believes its oil sands resources could be suitable for in-situ recovery. Assumptions about the commercial viability of the resource potential or whether current recovery processes will be effective cannot be determined without further drilling, testing and analysis. In order to undertake the required technical studies in a timely manner, the company has engaged a number of third-party technical specialists and will be collaborating with agencies of the provinces of Alberta and Saskatchewan. Laboratory and computer simulations along with numerous field tests will continue through evaluation, pre commercialization and commercialization phases.

In early June 2007, an application for experimental Electrical Resistance Tomography (ERT) and miscellaneous use general construction (including road and airstrip construction) on the Sask Permit Lands was submitted to the Saskatchewan Provincial government for approval. This exploration technique, employing the use of subsurface electrical signals, has proven an effective tool for determining the general qualitative nature (bitumen presence and approximate saturation) in other areas of bitumen bearing potential.
In mid-June 2007, an application for exploration drilling of 93 holes was submitted to the Saskatchewan Provincial government for approval under non-frozen ground conditions. With the approval of the provincial government earlier in the year, 42 drill pads were cut and prepared for drilling. In addition the Company has plans underway to submit an application for an exploration program on its Alberta Permits. This exploration drilling activity in Alberta and Saskatchewan is budgeted at approximately $24.4 million ($27 million CDN).
By mid-July 2007, comprehensive applications in support of a major 2-D and 3-D seismic program were submitted to the Saskatchewan Provincial government for approval under non-frozen ground conditions. This program consists of 640 kilometres each of 3-D seismic plus 106.2 kilometres of 2-D seismic in Saskatchewan. In total, the overall program in Alberta and Saskatchewan consists of 1,300 kilometres of surveys and is budgeted at approximately $13.6 million ($15 million CDN).
The Company’s pre-commercialization studies of the Axe Lake area, currently underway, which include testing bitumen and reservoir characteristics, laboratory simulation testing of production recovery mechanisms and computer reservoir simulations, which will also assist in the further definition of the location, extent and quality of the discovered resource over the next twelve months, are budgeted for approximately $10 million ($11 million CDN).
The Company’s Other Operations:
Eagles Nest Prospect
On August 25, 2005, Township acquired Oil Sands Lease No. 7405080355 (the “Eagles Nest Oil Sands Lease”) located in northern Alberta for $727,187 at an Alberta Crown land sale. This lease, known as the Eagles Nest Prospect, comprises an area of approximately 22,800 acres and is located in the Athabasca oil sands region in Alberta in Township 101, Range 13 West of the fourth Meridian. The lease provides for the right to drill for, win, work and recover and the right to remove bitumen resources from the lease for a term of 15 years, subject to the Mines and Minerals Act, Alberta.

Prior to bidding on the Eagles Nest Prospect, on June 1, 2005, Township entered into an agreement with three third parties (collectively the Triple 7 Joint Venture) to post, acquire, develop and produce oil sands deposits located in the Athabasca Region of Alberta, Canada (the Triple 7 Joint Venture Agreement). As a result of this agreement, Township acquired one lease consisting of approximately 22,800 acres (the “Eagles Nest Oil Sands Lease”) at a cost of $727,187. Pursuant to the terms of this agreement we issued the Triple 7 Joint Venture 114,015 of our common shares with a fair value of $127,432. Township has also agreed to pay the Triple 7 Joint Venture partners, as ongoing fees, $135,540 ($150,000 CDN) in cash or our common shares (at the discretion of the Company) on the first and second anniversary dates of the agreement. Shares issued under the agreement are subject to “piggyback” registration rights. On the third anniversary date and each subsequent anniversary date of the agreement Township shall pay to the Triple 7 Joint Venture $406,620 ($450,000 CDN) until such time as the lease is surrendered or a commercial project has been identified. In the event that Township receives a feasibility study, conducted by an independent third party, that indicates that a commercial project is economic and wishes to construct a commercial project, Township is required to notify the Triple 7 Joint Venture. Upon commencement of construction of such a commercial project Township shall pay to the Triple 7 Joint Venture the sum of $5,421,600 ($6,000,000 CDN). In addition to such payments Township has granted each of the three Triple 7 Joint Venture partners a royalty in the acquired leases of $0.027 ($0.03 CDN) on each barrel of crude bitumen produced, saved and sold or $135,540 ($150,000 CDN) per joint venture partner, per year, whichever is greater. Such royalty is governed by the royalty procedure, which stipulates, among other things, that the royalty will be secured by a lien, first charge or security interest on the royalty lands, and that the royalty is assignable or transferable subject to a right of first offer to Township.
To finance the acquisition of the prospect we issued convertible debentures pursuant to which Township also granted royalties of $0.0052 ($0.0058 CDN), net after a buy back, on each barrel of crude bitumen produced, saved and sold from the project. The convertible debentures have all been converted to our common stock.
Pursuant to the terms of the lease Township’s annual lease rental payments are $29,146 ($32,256 CDN).
Over the winter of 2005/2006, we undertook a detailed assessment of the historical data available on the Eagles Nest Prospect and we initiated planning an exploration strategy for the prospect area. The Company has incurred $8,588 (2006 - $159,020) in related costs during the fiscal year ended April 30, 2007. The Company’s strategy for exploring the Eagles Nest Prospect is currently being evaluated by management and a detailed plan and exploration budget is expected to be developed in 2007/2008.
Pasquia Hills Oil Shale Prospect
During the year ended April 30, 2007, all of the original Pasquia Hills permits held by WPC expired and were returned to the Saskatchewan government. Nine of the eleven original permits on the Pasquia Hills Oil Shale Prospect were reacquired as new exploration permits by the Company. In accordance with the terms of the new permits, the Company relinquished 30% of the total acreage of the granted permits within 90 days of the grant. The Company currently holds Oil Shale Permit Nos. PS00222, PS00223, PS00224, PS00225, PS00226, PS00237 and PS00238 granted under the Oil Shale Regulations, 1964, as amended or revised or substituted from time to time for five year terms from the date of grants. The permits total 405,871acres located near Hudson Bay, Saskatchewan. The Permits provide for the right to explore, mine, quarry and work the permit lands, but not to produce or recover oil shale except for test purposes until a lease has been granted.
The annual rentals are payable in advance of $0.045 ($0.05 CDN) per acre for the current (first) year. On May 7, 2007, the province updated the regulations requiring annual rentals of $0.09 ($0.10 CDN) per acre during the term of the permit. The required exploration expenditures to hold the Permits were also increased to $0.36 ($0.40 CDN) per acre for the second year of the permits, $0.72 ($.80 CDN) per acre for the last three years of the permits and $1.08 ($1.20 CDN) per acre for each year that the permit is extended. The Company has paid all required annual rental payments and met all annual exploration expenditure targets to April 30, 2007 and the permits are in good standing.

The key challenge to producing kerogen shale on a commercial basis lies in finding an economic process. No field operations were carried out on the Pasquia Hills Oil Shale Prospect during the year as the Company concentrated its efforts on re-acquiring the new permits. The overall prospects for this project will continue to be examined into 2008.
Apex Joint Ventures
During the years ended April 30, 2005 and 2006, OQI entered into four joint venture agreements to fund research and development relating to the improvement of bitumen recovery. During the year ended April 30, 2007, OQI incurred $175,944 in costs (2006 - $234,433) related to these activities, which have been included in exploration costs.
On February 28, 2007, OQI sold its interests in these joint ventures to one of the remaining partners for consideration of $419,384 which has been credited to exploration costs. OQI’s rights and obligations under the agreements were assigned to and assumed by the purchasing partner and OQI was released from any further obligations and liabilities under the agreements.
Watch Resources Ltd. (formerly known as Energy 51 Inc.)
On April 7, 2004, OQI entered into an equity participation and farm-out agreement with Energy 51 Inc., a private oil and gas company. Pursuant to the equity participation agreement OQI purchased 1,500,000 common shares of Energy 51 for $310,291.
OQI participated with Energy 51 in the Sylvan Lake and Barrhead oil and gas prospects and incurred exploration costs of $34,022 (2006 - $452,577) and $30,083 (2006 - $202,418). OQI no longer maintains a right to participate in future Energy 51 farm-out prospects.
On January 2, 2007, Energy 51 Inc. was amalgamated with Watch Resources Ltd. (“Watch”), a public company engaged in the exploration and production of petroleum and natural gas traded on the TSX Venture Exchange (“WRL-T”). On amalgamation the 1,500,000 shares in Energy 51 Inc. held by OQI were replaced by 300,000 common shares in Watch.
The Company accounts for its interest in Watch as securities available for sale, and will carry the investment on its balance sheet as a current asset valued at the trading value of the securities on the balance sheet date.
Liquidity and Capital Resources
During the year ended April 30, 2007 the Company was focused on raising funding for exploration on the OQI Sask Permit lands, completing the acquisition of the non-controlling (minority) interest (35.92%) in OQI Sask going to a 100% voting interest, the acquisition of the outstanding 2.5% gross overriding royalty on the OQI Sask Permit lands, the funding and acquisition of the four oil sands exploration permits in Alberta, the planning, infrastructure development and execution of the exploration programs on the OQI Sask Permit lands and the initiation of pre-commercialization studies on our Axe Lake Discovery.
During the year ended April 30, 2006, OQI completed a private placement of 15,268,000 units at $1.50 per unit whereby it issued 15,268,000 common shares and 7,634,000 warrants exercisable at $2.00 until December 12, 2007. Pursuant to this placement OQI paid consultants $390,870 cash plus 260,580 warrants exercisable at $1.75 and other similar terms as the issued warrants. In conjunction with this financing OQI also granted the investors and consultants certain registration rights whereby OQI undertook to file a resale registration statement covering the shares and shares underlying the warrants within sixty days of closing, otherwise a 2% penalty for each month or part month was payable. In addition, OQI had to respond to any queries on that resale registration statement within two weeks of receipt or else be subject to an additional penalty of 2% for each two weeks thereafter. The penalties were payable, at the unit-holders election, in either common shares or cash at $1.75 per penalty share. Any penalty shares would also be qualified for resale by the same registration statement. OQI filed the required registration statement on August 3, 2006 and issued 2,889,371 common shares with a fair value of $17,312,623. The penalty shares issued were valued at the closing market share price at the time they became due. The share prices used in calculating the fair value ranged from $4.92 to $8.30 per share.

On July 6, 2006 OQI completed a private placement of 5,668,100 flow-through common shares for gross proceeds of $33,684,009 ($37,409,460 CDN). Because these common shares were issued on a flow-through basis the proceeds must be used for exploration in Canada and the tax benefits from that exploration will flow through to the subscribers. In conjunction with this financing OQI paid investment banking fees of $1,852,659 and entered into a subscription agreement with OQI Sask whereby it purchased 703,054 OQI Sask flow-through common shares for $33,684,048.
At December 31, 2006, the Company renounced the tax benefits of the above financing to the subscribers. To April 30, 2007, OQI Sask has expended $28,648,264 ($31,836,401 CDN) on exploration in Canada and the tax impact of these expenditures has been recorded. The balance of US $5,035,745 ($5,573,059 CDN) is outstanding to be expended by OQI Sask by December 31, 2007.
On August 14, 2006, OQI closed a reorganization agreement with OQI Sask whereby OQI acquired the minority interest in OQI Sask, going from a 64.08% ownership interest to a 100% voting interest (the “Reorganization Agreement” or the “Reorganization”). In connection with the Reorganization Agreement, we also entered into a Voting and Exchange Trust Agreement with OQI Sask and Computershare Trust Company of Canada (“CTC”), and a Support Agreement with OQI Sask. Collectively, these agreements are referred to as the “Acquisition Agreements.” According to the Acquisition Agreements, all OQI Sask common shares other than those held by us were exchanged for a new class of OQI Sask shares called Exchangeable Shares pursuant to a ratio of one OQI Sask common share to 8.23 Exchangeable Shares. The Exchangeable Shares are exchangeable at any time on a one-for-one basis, at the option of the holder, for shares of our common stock. An Exchangeable Share provides a holder with economic terms and voting rights which are, as nearly as practicable, effectively equivalent to those of a share of our common stock. Holders of Exchangeable Shares have registration rights with respect to the resale of our common stock to be received upon exchanging the Exchangeable Shares into our shares. The holders of the Exchangeable Shares will receive up to an aggregate of 76,504,304 shares of our common stock at each holder’s election. The Exchangeable Shares are represented for voting purposes in the aggregate by one share of our Series B Preferred Stock (the “Preferred Share”), which Preferred Share is held by CTC. CTC will in turn vote the one Preferred Share as indicated by the individual holders of Exchangeable Shares. The one Preferred Share represents a number of votes equal to the total outstanding Exchangeable Shares on the applicable record date for the vote submitted to our shareholders.
In August 2006, OQI completed a private placement of 4,150,000 shares of its common stock for gross proceeds of $15,770,000. No commissions were paid in connection with the Offering. According to the terms of the private placement, the gross proceeds were used for the purchase of the shares of Stripper.
On March 6, 2007, the Company entered into an underwriting agreement for a private placement with a syndicate of underwriters to issue up to 5,320,000 shares of the Company’s common stock issued on a “flow-through” basis at a price of $4.82 ($5.64 CDN) per share for aggregate gross proceeds of $25,642,400 ($30,004,800 CDN). Under the terms and conditions of the underwriting agreement, in the event that less than 5,320,000 Flow-Through Shares were sold, the underwriters agreed to purchase the remainder. In consideration for the services of the underwriters, the Company agreed to pay a fee equal to $0.241 ($0.282 CDN) (or 5%) for each Flow-Through Share issued by the Company.

On March 6, 2007 and March 9, 2007, under the terms and conditions of the underwriting agreement, the Company issued 3,155,834 common shares on a flow-through basis for gross proceeds of $15,211,120 ($17,798,904 CDN). These common shares have been issued on a flow through basis whereby the proceeds must be used for exploration in Canada and the tax benefits from that exploration will flow through to the subscribers. No amounts have been expended on exploration at April 30, 2007. The Company will renounce the tax benefits to the subscribers at December 31, 2007.
The March 6, 2007 and March 9, 2007 flow-through private placements were issued at a premium to the then market price in recognition of the tax benefits accruing to subscribers. In accordance with US GAAP the premium is recorded as a current liability and will be drawn down as a reduction of the Deferred Tax expense as flow through expenditures are incurred.
On August 9, 2006, OQI Sask acquired an oil sands exploration permit totaling 11,386 acres (Permit No. 7006080098) from the Province of Alberta and on March 21, 2007, OQI Sask acquired three additional oil sands exploration permits totaling 55,667 acres (Permit No.’s 7007030939, 7007030940 and 7007030941) from the Province of Alberta (the “Alberta Permits”). The Alberta Permits are located directly west and contiguous to our Axe Lake Discovery lands on our oil sands permits in Saskatchewan. The total consideration paid for all the Alberta Permits was $22,221,968 ($25,651,985 CDN).
The Company funded the March 21, 2007 acquisition of the Alberta Permits pursuant to a line of credit from a Canadian bank under a Credit Agreement dated March 19, 2007. OQI Sask was the borrower with OQI providing a secured guarantee. OQI Sask borrowed $22,589,681 ($25,000,000 CDN) under the Credit Agreement. The loan was repaid on May 4, 2007 from proceeds of a private placement completed subsequent to the end of the year. The security on the loan was released on payment.
Subsequent to the end of the year, on May 3, 2007 the Company issued 13,900,000 common shares at a price of $2.75 per share for gross proceeds of $38,225,000 pursuant to a private placement. In connection with the private placement, the Company paid an aggregate of $2,197,938 in fees to agents pursuant to an agency agreement. On May 3, 2007, the Company issued 2,164,166 Flow-Through common shares at a price of $3.44 ($3.85 CDN) per share for gross proceeds of $7,444,731 ($8,332,039 CDN) in a private placement pursuant to an amended underwriting agreement originally entered into on March 6, 2007. In connection with this private placement, the Company received an additional payment of $3,499,419 ($3,873,857 CDN) from the underwriters pursuant to their obligations under the underwriting agreement, as amended. The Company paid an aggregate of $551,305 ($610,295 CDN) in fees to the underwriters.
At July 23, 2007, the Company had approximately $53.0 million in cash on hand. The Company is committed to spend $28.4 million ($29.7 million CDN) on qualifying resource property expenditures pursuant to the terms of its 2006 and 2007 flow-through share private placements. The Company believes it has sufficient funding and sources of capital for its planned activities to April 2008. Additional funding will be required if the current planned activities are increased in scope, changes are made to current plans or if actual costs differ from estimates. Cash requirements over the next two years are expected to be in the $150 million to $300 million range and will be dependent on the results of the ongoing and planned exploration programs, progress towards commercialization of the Axe Lake Discovery and the ability to finance planned activities. It is expected that the Company will continue to need further funding and we plan to fund future operations by way of financing, including a public offering or private placement of equity or debt securities. However, we cannot assure you that debt or equity financing will be available to us on acceptable terms, if at all, to meet these requirements. We have no revenues, and our operating results, profitability and future rate of growth depend solely on our ability to successfully implement our business plans and our ability to raise further funding.
As at July 23, 2007 the Company had 20 employees, including three seasonal employees at OQI Sask. Additional employees will be added as activity levels dictate and field exploration activities increase.

Changes in Financial Condition
During the year ended April 30, 2007, the primary focus of the Company was exploring the OQI Sask Permit lands, raising exploration funds, completing the acquisition of the non-controlling (minority) interest (35.92%) in OQI Sask, the acquisition of a 2.5% gross overriding royalty on certain of the OQI Sask Permit lands, the acquisition of four oil sands exploration permits in Alberta and the initiation of pre-commercialization studies on our Axe Lake Discovery. During the year ended April 30, 2006, the primary focus of the Company was on completing the purchase of the OQI Sask Permits, obtaining funds for exploration programs, assessing and acquiring other possible investment opportunities within the Athabasca Oil Sands region which resulted in the purchase of the Eagles Nest oil sands lease and conducting the first exploration program on our Sask Permit Lands.
In total the Company experienced a net loss of $68,794,741 or $0.50 per share for the year ended April 30, 2007, compared to a net loss of $52,640,903 or $0.64 per share for the year ended April 30, 2006. The Company expects to continue to incur operating losses and will continue to be dependent on additional equity or debt sales and or property joint ventures to fund its activities in the future.
Stock based compensation expense for the year ended April 30, 2007 of $39,755,592 (2006 - $1,314,505) is related to the issuance of options to directors, officers, employees and consultants. The fair value of the stock options was estimated using the Black-Scholes valuation model consistent with the provisions of SFAS No. 123R. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the options expected life and the expected price volatility determined using the historical volatility of the Company’s common stock. OQI has unrecognized stock based compensation costs of $6,304,011 related to unvested options which will be recognized in future periods as the options vest. Stock based compensation is a non-cash expense.
Exploration costs for the year ended April 30, 2007 were $26,877,906 (2006 - $8,291,018). $26,947,900 was expended on the OQI Sask Permit lands and $349,390 was expended on other project areas. In addition, OQI sold its interest in several technology joint ventures to one of the remaining partners for consideration of $419,384 which has been credited to Exploration costs. OQI’s rights and obligations under the agreements were assigned to and assumed by the purchasing partner and OQI was released from any further obligations and liabilities under the agreements. Exploration costs for the year ended April 30, 2006 included $645,798 in costs associated with the Pasquia Hills Oil Shale prospect and $6,232,122 in costs incurred on the OQI Sask Permit lands. In addition, OQI incurred costs related to the Sylvan Lake and Barrhead oil and gas prospects of $452,577 and $202,418 respectively, $234,433 expended in conjunction with the Company’s interests in the technology joint ventures and $176,732 in costs associated with the Eagles Nest prospect. Also included in exploration was $233,333 related to property acquired from the Anhydride Limited Partnership which was subsequently written off.
Consulting expenses for the year ended April 30, 2007 were $3,994,454 (2006 - $8,210,650) and included $1,943,078 in expenses paid to investment advisors of the Company on the successful completion of the Reorganization. Consulting fees for the year ended April 30, 2006 included fees related to successful financing attempts that were paid in stock and cash and totaled $1,055,993. OQI paid its directors consulting fees of $966,259, which included 150,000 bonus shares of common stock with a fair value of $54,000 and an accrual for an additional 141,667 bonus shares of common stock with a fair value of $732,418. OQI Sask had consulting expenses of $796,348 which included $387,858 paid to its directors and officers. The 2006 Consulting expense total also includes $5,066,867 related to 3,200,000 shares of common stock issued to financial advisors. The fair value of the shares issued was $6,080,000. $1,013,133 of the total value was included in prepaid expense at April 30, 2006 and expensed in 2007. The total of 3,200,000 shares included 1,000,000 shares issued to a private company with a director in common with the Company.

Professional fees for the year ended April 30, 2007 of $1,985,338 (2006 - $1,055,582) included $138,421 paid to our auditors for audit and related work and legal costs related to the successful completion of the Reorganization with OQI Sask and several major funding initiatives. Professional fees in 2006 included $480,240 in legal costs, $104,061 paid to our auditors for audit, tax and related work, $52,496 in costs incurred by OQI Sask and $386,196 in fees paid to an employee of the Company which included 141,667 shares of Common Stock at a fair value of $215,418.
Corporate salaries during the year ended April 30, 2007 were $2,468,660 (2006 - $Nil) and included a bonus of $135,123 paid in conjunction with the hiring of a CEO and a bonus accrual of $1,084,305 for the year ended April 30, 2007. The increase over the same period in 2006 is related to the expanded activity of the Company and the hiring of additional employees. Prior to the reorganization on August 14, 2006 the Company had minimal operations. The Company was run primarily by consultants and their fees were reported under consulting expenses. Corporate salaries were not significant in 2006 and were included under office expense. Subsequent to the August 14, 2006 reorganization, operations have increased significantly and permanent employees have been hired to run the Company. The activity of consultants has been reduced significantly.
Office expenses for the year ended April 30, 2007 were $819,695 (2006 - $481,787). Travel costs for the year ended April 30, 2007 were $183,097 (2006 - $131,398). These increases are the result of higher activity levels, additional staff and relocation of the corporate offices.
Depreciation expense for the year ended April 30, 2007 was $367,827 (2006 - $Nil) related to camp facilities and equipment and corporate assets acquired during the year.
Transfer agent fees for the year ended April 30, 2007 were $355,326 (2006 - $170,859). The increase was due to costs associated with the listing on the American Stock Exchange, the completion of the reorganization with OQI Sask and the annual shareholder meeting.
Advertising and promotion expenses during the year ended April 30, 2007 of $384,593 (2006 - $2,464,812) primarily included costs for communication and corporate materials for the Company’s stakeholders. In 2006, the Company issued common shares pursuant to agreements with consultants and recorded advertising and promotion costs of $1,459,475, being the fair value of shares issued for the services, and included $860,000 paid to a company with a director in common.
Directors fees and reimbursements in the year were $247,024 (2006 - $Nil) in accordance with a corporate policy implemented during the year.
Interest and bank charges of $269,661 (2006 - $580,718) for the year ended April 30, 2007 relate primarily to interest on the bank loan outstanding. Higher 2006 charges were consistent with convertible debentures outstanding in that year.
During the year ended April 30, 2007, OQI reported no non-cash financing expense (2006 - $34,047,988). In the year ended April 30, 2006, as a result of OQI’s contractual commitment to file a re-sale registration statement with respect to a private placement done in December, 2005, OQI issued 2,889,371 common shares as a penalty for delays and recorded a non-cash financing expense of $17,312,623. In addition, OQI recorded non-cash financing costs of $16,735,365 related to warrants issued in conjunction with the private placement completed in December 2005 and the convertible debentures issued during the year. The fair value of the warrants was calculated using the Black-Scholes pricing model.
The overall increase in 2007 costs over the same period in 2006 can be attributed to an overall increased level of activity by the Company.
During the year ended April 30, 2006, the Company recorded a gain on the extinguishment of certain liabilities of $936,489 which were realized when the Company sold its interest in its subsidiary, Anhydride Petroleum (Canada) Inc. for nominal proceeds resulting in a gain of $736,782 pertaining to accounts payable of the subsidiary. The Company also settled certain of its accounts with WPC creditors for a gain of $199,687 which was also recorded as a gain on extinguishment of a liability (previously described as recovery of exploration costs).

Interest income for the year ended April 30, 2007 was $1,530,720 (2006 - $273,304). Interest income increased in fiscal 2007 because the Company had pre-funded its exploration programs resulting in cash on hand which was invested in short term deposits.
The consolidated balance sheet as at April 30, 2006 has been restated to correct an error in the amounts reported for Property and Other Comprehensive Income. The error occurred in the translation from Canadian to US funds of the OQI Sask balance sheet and the effect was as follows:

	As Reported	As Corrected
	For the Year Ended	For the Year Ended	Effect of
	April 30, 2006	April 30, 2006	Correction

Property	$17,831,417	$17,123,098	$(708,319)
Other Comprehensive Income	$964,404	$256,085	$(708,319)
Critical Accounting Policies
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires companies to establish accounting policies and to make estimates that affect both the amount and timing of the recording of assets, liabilities, revenues and expenses. Some of these estimates require judgments about matters that are inherently uncertain and therefore actual results may differ from those estimates.
A detailed summary of all of the Company’s significant accountings policies and the estimates derived therefrom is included in Note 2 to the Consolidated Financial Statements for the year ended April 30, 2007. While all of the significant accounting policies are important to the Company’s consolidated financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:
•	Properties and exploration stage expenditures

•	Income taxes;

•	Stock based compensation; and

•	Foreign currency translation.
Properties and exploration stage expenditures
Properties represent the capitalized costs of acquisition of natural resource properties, principally the right to explore for oil sands deposits in the provinces of Alberta and Saskatchewan, Canada and oil shale deposits in the province of Saskatchewan, Canada.
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
Stock-based compensation
The Company adopted SFAS 123R effective May 1, 2006 using the Modified Prospective Method. This method requires that awards granted, modified, repurchased or cancelled in the quarter beginning after the adoption date use the fair value method to recognize stock-based compensation. “Share Based Payment” SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s financial statements. Stock-based compensation expense recognized during the period is based on the value of the portion of the share based payment award that is ultimately expected to vest during the period. The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R and the Company’s prior period pro-forma disclosures of net earnings. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the expected price volatility of the Company’s common stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model.
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
Evaluation of Disclosure Controls and Procedures
Based on an evaluation as of the end of the period covered by this annual report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective for the purposes set forth in such definition.
The Company’s management has also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There have not been any changes in the Company’s internal controls over financial reporting identified in connection with the evaluation discussed above that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.	Other Information
None.
PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
MANAGEMENT
Unless otherwise indicated in their employment agreements, executive officers of the Company are elected by the Board of Directors and serve for a term of one year and until their successors have been elected and qualified or until their earlier resignation or removal by the Board of Directors. The Company’s Class A directors will serve until the annual meeting in 2009, the Class B directors until the annual meeting in 2008, and the Class A directors until the annual meeting in 2007, or each until their successors are duly elected or appointed or until their earlier death, resignation or removal. After the respective annual meetings in 2007, 2008 and 2009, each term for directors will be three years. There are no family relationships among any of the directors and executive officers of the Company. Except as follows, none of the executive officers or directors have been involved in any legal proceedings. As has been disclosed in recent press articles, a class action lawsuit was filed on July 20, 2007 in the Ontario Superior Court against CV Technologies Inc. (TSX:CVQ) and certain of its directors and officers, including Gordon Tallman. Mr. Tallman, a director of the Company, serves as Chairman of the Board of CV Technologies Inc. None of the defendants have been served and the matters raised in the claim are unproven allegations at this stage and the Company has been advised that the defendants intend to vigorously defend against the claim. Leave of the Ontario Court has not been granted for the claim to proceed as a class action nor has leave been granted to proceed as a secondary market securities class action. The plaintiffs will be required to obtain certification from the Ontario Court before any action is allowed to proceed.

The following table sets forth the names and ages of all executive officers and directors and the positions and offices that each person holds with the Company as of July 24, 2007:

Name of Director or Officer	Officer or
and Position in the	Director		Office(s) Held and Other
Company	Since	Age	Business Experience

T. Murray Wilson, Executive Chairman and Chairman of the Board of Directors, Class B Director	May 2006	55
Former President, Former Chief Executive Officer, Former Chief Financial Officer from May 1, 2006 until August 14, 2006. Chairman of the Board since May 1, 2006, and Executive Chairman from August 14, 2006 to present. Mr. Wilson is also a member of the Company’s Resources and Reserves Committee. Served as Chairman and Managing Partner of Stanway Capital Partners from 2001 to present; and from 1997 to 2001, worked for TD Securities, Inc. as Managing Director and Global Head of Oil & Gas, Head of Investment Banking and Corporate Banking for Alberta, and Vice Chairman of TD Securities International, London. Prior to that Mr. Wilson was VP & Director of RBC Dominion Securities London responsible for the firm’s international and Canadian-transborder practice in energy and mining. Mr. Wilson held numerous senior positions with Royal Bank of Canada Group over a 17 year period from 1980. Prior to his investment banking career Mr. Wilson was an executive professional in technical and economic areas with Imperial Oil Limited (Esso/Exxon). Mr. Wilson has been involved in various oil sands projects, both in-situ and mining, from either a technical or financial perspective over the past 30 years. Mr. Wilson holds a Masters Degree in Business from the Sloan School, M.I.T., a Masters in Engineering from the University of Manitoba (National Research Council Scholar), and a B.Sc. in Chemical Engineering (1st Class Honours - B.E.C. Joyce Medal) from Queen’s University. Mr. Wilson is on the board, amongst others, of the Alberta Children’s Hospital Foundation and chairs its Corporate Governance Committee.

Name of Director or Officer	Officer or
and Position in the	Director		Office(s) Held and Other
Company	Since	Age	Business Experience

Christopher H. Hopkins President and Chief Executive Officer and Class A Director	August 2006	53
President, Chief Executive Officer and a director since August 14, 2006, and President, Chief Executive Officer and a director of Oilsands Quest Sask Inc., a subsidiary of the Company since November 10, 2004. Executive Vice President of Synenco Energy Inc. (“Synenco”), an oil sands exploration company, from October 1999 to September 2004 and a director of Synenco from October 1999 until August 2003. Founder, director and Vice President, Finance of Thunder Road Resources Ltd., a private oil and gas production company, from June 1996 to June 2000. Mr. Hopkins is a management professional and businessman with 25 years of Canadian and international energy and mining experience. He has held executive positions in corporate planning and business development with Suncor Inc.’s Oil Sands Group, Pembina Corporation and Amoco Canada and has additional management experience in environmental control and regulatory affairs in the resource industry. Mr. Hopkins holds a B.Sc. (Chemistry and Biology) from Carleton University and an MBA from Queen’s University. Mr. Hopkins also serves as a director of Added Capital Corp., a capital pool company.

Karim Hirji Chief Financial Officer	August 2006	44
Chief Financial Officer of the Company since August 14, 2006, and Chief Financial Officer of Oilsands Quest Sask Inc., since November 10, 2004. Vice President Finance and Chief Financial Officer of Synenco from November 2001 to June 2004. Vice President Finance and Chief Financial Officer of Anadime Corporation, a public oilfield services company, from September 2000 to October 2001. Manager of Financial Reporting at Enbridge Inc. from January 2000 to April 2000. Corporate Controller from 1999 to January 2000 and Assistant Corporate Controller from 1997 to 1999 of AGRA Inc., a public engineering company. Mr. Hirji brings to the Company over 20 years of experience in financial management, including significant treasury, project management and corporate finance skills. Mr. Hirji received his B.Comm from the University of Calgary and CA while articling with Deloitte & Touche LLP. Mr. Hirji also serves as a director of Added Capital Corp.

Name of Director or Officer	Officer or
and Position in the	Director		Office(s) Held and Other
Company	Since	Age	Business Experience

Errin Kimball Vice President, Exploration	August 2006	38
Vice President, Exploration of the Company since August 14, 2006, and Vice President, Exploration of Oilsands Quest Sask Inc. since July 2005. From January 2002 until June 2005, Mr. Kimball was Chief Geologist at Synenco. He was also a geological consultant for Synenco from 2000 until he assumed his staff position in 2002.

Erdal Yildirim Executive Vice President, Project Development	October 2006	70
Executive Vice President, Project Development since October 2, 2006. From 1998 to 2006 Dr. Yildirim was the President and CEO of S&T International, Inc., a private company engaged in the oil sands exploration and development business. From 2002 through 2005 Dr. Yildirim was also employed as a Senior Vice President Engineering and Technology with Synenco Energy, Inc. From 1983 to 1998 he served as Division Vice President for Nexen, Inc. Dr. Yildirim received his Doctor of Engineering Science degree at Columbia University School of Engineering in 1971.

Ronald Phillips Class C Director	February 2006	41
Director of the Company since February 2006 and the Chair of the Company’s Compensation Committee and a member of the Audit, Reserves and Resources and Governance and Nominating Committees. Former director of Oilsands Quest Sask Inc. from May 2006 to August 2006. A managing member of Saturn Capital Management LLC and the Portfolio Manager for the DKR Saturn Event Driven Program from July 2002 to present. DKR Saturn Event Driven is an $80 million hedge fund affiliated with DKR Capital Inc., located in Stamford, Connecticut. Mr. Phillips is also a director of Admiral Bay Resources, Inc., a coal bed methane company incorporated in British Columbia and traded on the Toronto Stock Exchange.

Name of Director or Officer	Officer or
and Position in the	Director		Office(s) Held and Other
Company	Since	Age	Business Experience

Thomas Milne Class B Director	August 2006	60
Director of the Company since August 14, 2006 and a director of Oilsands Quest Sask Inc. since November 2004. Mr. Milne is the Chair of the Company’s Audit Committee and a member of the Compensation and Reserves and Resources Committees. Mr. Milne is a principal of NEX Industries, a boutique merchant banking partnership specializing in advisory and transaction services, governance, succession, strategic planning and financing. He has had an extensive career in international finance as director, chief financial officer and treasurer of major public corporations in the energy and technology sectors and as an investment banker and foreign exchange trader in a major Canadian bank. From April 2000 to April 2005, Mr. Milne was the Chief Financial Officer of Big Sky Energy Corp., and from September 2002 to February 2004, Mr. Milne was a Senior Partner of Meyers, Norris, Penney LLP. Mr. Milne has also served as a director for the following public companies: Big Sky Energy Corp., Calcite Inc., Go Sports Entertainment, Inc., NX Capital Corp., Added Capital Corp., and Longview Petroleum Corp.

Gordon Tallman Class A Director	August 2006	65
Director of the Company since August 14, 2006 and a member of the Company’s Audit, Compensation and Reserves and Resources Committees and Chair of the Governance and Nominating Committee. Mr. Tallman retired as the Senior Vice-President, Royal Bank of Canada, and head of the complete Prairies Region of Canada - Alberta, Saskatchewan and Manitoba, after a banking career spanning 42 years. Mr. Tallman is a member of the Board of Directors/Trustees of Big Rock Brewery Income Trust, ECL Group of Companies Ltd., Investment Saskatchewan Inc. and PFB Corporation. He is Chairman of the Board of CV Technologies, Inc. and Chairman of the Board of Trustees of Enbridge Income Fund. He has also served on the Boards of Canadian Utilities Ltd., Calgary and Gwich’n Development Corporation, Inuvik, NWT. Mr. Tallman is a graduate of the Institute of Corporate Directors - Corporate Governance College.

Name of Director or Officer	Officer or
and Position in the	Director		Office(s) Held and Other
Company	Since	Age	Business Experience

William Scott Thompson Class C Director	August 2006	58
Director of the Company from August 14, 2006 to April 30, 2007, and from June 28, 2007 to present. Mr. Thompson is Chair of the Company’s Reserves and Resources Committee. Former director of Oilsands Quest Sask Inc. from June 2005 to August 2006. Mr. Thompson has over 25 years of experience in the oil and gas industry. He has been President and a director of Clear Creek Oil & Gas, Inc., a natural gas exploration company, since November 2000. Secretary/Treasurer and director of Forster Drilling Corporation, which builds land drilling rigs and provides contract drilling services to oil and gas exploration and production companies, from March 2005 to present. President and director of Harris-Forbes, Inc., an investment banking company to the energy sector from May 2005 to present. President and a director of Process Technology Systems, Inc. from 1998 to present. President and a director of Eurotrade Financial, Inc., an investment banking company, from June 1993 to May 2005.

Pamela Wallin, OC Class A Director	June 2007	54
Director of the Company since June 28, 2007 and a member of the Company’s Reserves and Resources and Governance and Nominating Committees. Since August 2006 Ms. Wallin has served as the Senior Advisor to the President of the Americas Society and the Council of the Americas in New York. In Canada, she serves on several corporate boards, including CTV globemedia, Canada’s premier multimedia company with ownership in CTV and the Globe and Mail; and on the board of Gluskin Sheff + Associates, an investment and wealth management firm. Ms. Wallin is a member of a special Advisory Board for BMO Harris Bank. Ms. Wallin is the Chancellor of the University of Guelph in Ontario. In July 2006 Ms. Wallin completed her four-year term as Consul General of Canada in New York. She was appointed to the prestigious post in 2002. From 1995 to 2002, Ms. Wallin served as President and CEO of PWP, Inc., a privately held media production company.

Except as indicated in the above table, no director of the Company is a director of an entity that has its securities registered pursuant to Section 12 of the Exchange Act.

Audit Committee
We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act and Section 121A of the American Stock Exchange Company Guide. The following persons serve on our audit committee: Ronald Phillips, Thomas Milne and Gordon Tallman. Messrs. Phillips, Milne and Tallman are each “independent” as that term is defined in Section 121A of the American Stock Exchange Company Guide and SEC Rule 10A-3 under the Exchange Act of 1934. Mr. Milne is the audit committee financial expert.
Nominating Committee
There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, as amended, requires the Company’s officers and directors and persons who own more than 10% of the Company’s outstanding Common Stock to file reports of ownership with the Securities and Exchange Commission (“SEC”). Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on a review of Forms 3, 4, and 5 and amendments thereto furnished to the Company during and for the Company’s year ended April 30, 2007, and as of July 23, 2007, there were no directors, officers or more than 10% stockholders of the Company who failed to timely file a Form 3, 4 or 5, other than Errin Kimball (as to one transaction reported on a Form 4), and Thomas Milne (as to one transaction reported on a Form 4).
Code of Ethics
On July 28, 2004, our Board of Directors adopted a code of ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. Our code of ethics establishes standards and guidelines to assist our directors, officers, and employees in complying with both the Company’s corporate policies and with the law. It is available on our website at www.oilsandsquest.com.

Item 10.	EXECUTIVE COMPENSATION
Compensation and other Benefits of Executive Officers
The following table sets out the compensation recorded for the fiscal years April 30, 2007 and 2006 in respect to each of the individuals who were the Company’s chief executive officer at any time during the last fiscal year and the Company’s most highly compensated executive officers whose total salary and bonus exceeded $100,000 (the “Named Executive Officers”). See “Certain Relationships and Related Transactions”.
SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards(5) (6)	Compensation	Earnings	Compensation (3)	Total(4)
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

T. Murray Wilson, Executive Chairman, (Principal Executive	2007	$263,667	$132,712	Nil	$21,427,791	Nil	Nil	$800	$21,824,970
Officer) (1)	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Christopher H. Hopkins(2) President and Chief	2007	$263,667	Nil	Nil	$5,773,028	Nil	Nil	$820	$6,037,515
Executive Officer	2006	$148,091	Nil	Nil	Nil	Nil	Nil	$1,736	$149,827

Karim Hirji(2)	2007	$219,722	Nil	Nil	$3,092,715	Nil	Nil	$18,103	$3,330,540
Chief Financial Officer	2006	$148,091	Nil	Nil	Nil	Nil	Nil	$1,736	$149,827

Errin Kimball, Vice President,	2007	$219,722	Nil	Nil	$2,975,099	Nil	Nil	$2,071	$3,196,892
Exploration	2006	$189,526	Nil	Nil	Nil	Nil	Nil	$1,985	$191,511

1)	Mr. Wilson became an Officer of the Company on May 1, 2006.

2)
Messrs. Hopkins and Hirji became Officers of OQI on August 14, 2006. Prior thereto, they were employees of OQI Sask from May 1, 2005 to August 14, 2006. Prior thereto, they were consultants to OQI Sask. All compensation paid to them during the disclosed periods has been included.

3)	Premiums paid on an extended health benefits program, automobile allowances or personal use benefits of automobiles are included herein.

4)	All compensation is paid in Canadian Dollars and shown in United States Dollars converted at the average exchange rate for the year indicated ($1.00 US = $1.1378 CDN (2007))

5)
The dollar amount reported in this column is the compensation cost recognized in our 2007 financial statements pursuant to SFAS No.123(R). The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the expected price volatility of the Company’s common stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock.

6)
Amounts include the estimated fair value of options to acquire OQI Sask common shares granted prior to the reorganization of August 14, 2006 by OQI Sask as to $5,067,331 for Mr. Hopkins, $2,622,251 for Mr. Hirji and $2,622,251 for Mr. Kimball.

Material Terms of Employment Contract
T. Murray Wilson
On May 1, 2006, the Company entered into an Executive Employment Agreement with T. Murray Wilson under which Mr. Wilson will receive an annual base salary of $271,076 ($300,000 CDN) and he is eligible to receive an annual bonus up to 200% of his annual base salary (the “Base Salary”). In addition to the Base Salary, Mr. Wilson received: (i) a signing bonus of $87,889 ($100,000 CDN); (ii) a further lump sum of $14,941 ($17,000 CDN) within 30 days of each of the first, second and third months following the execution of the Employment Agreement; and (iii) a stock option agreement entitling Mr. Wilson to receive 4,000,000 shares of the Company’s Common Stock at an exercise price equal to the per-share fair market value on the date of grant and vesting as follows: 1,000,000 on the execution of the Employment Agreement; 1,000,000 upon the conclusion of any amalgamation or other affiliation achieved between the Company and OQI Sask; 1,000,000 upon 12 months completed service; and (iii) 1,000,000 upon 24 months completed service.
According to the severance terms of the Employment Agreement, upon termination of employment by the Company, Mr. Wilson will receive: (i) a lump sum payment equal to the monthly Base Salary (the Annual Base Salary divided by 12) as at the termination date, multiplied by the number of months in the notice period (which is equal to a minimum of 12 months plus one month for each completed year of service); (ii) a further lump sum payment equal to the value of Mr. Wilson’s benefits; (iii) a further lump sum payment equal to the average annual bonus during the term of his employment, divided by 12 and multiplied by the number of months in the notice period; and (iv) accelerated vesting of all unvested stock options granted to Mr. Wilson to the extent such stock options would have vested during the notice period and a period of 90 days from the termination date in which to exercise any unexercised stock options.
Upon a change in control of the Company, Mr. Wilson will be entitled to receive the following compensation: (i) a lump sum payment equal to the monthly Base Salary as at the termination date, multiplied by the number of months in the notice period times 1.5; (ii) a further lump sum payment equal to the value of Mr. Wilson’s benefits times 1.5; (iii) a further lump sum payment equal to the average annual bonus, divided by 12 and multiplied by the number of months in the notice period times 1.5; and (iv) the accelerated vesting of all stock options and other unvested incentive compensation granted to Mr. Wilson to the extent such stock options would have vested during the notice period and a period of 90 days from the termination date in which to exercise any unexercised stock options.
Christopher H. Hopkins
On August 14, 2006, Christopher H. Hopkins entered into an Executive Employment Agreement with the Company, pursuant to which he will receive a base annual salary (referred to as the Base Fee in his agreement) of $271,076 ($300,000 CDN). The executive is entitled to participate in the Company’s long and short term incentive plans (including stock option plans) and bonuses from time to time in amounts and on such terms and conditions as may be determined by the Board of Directors in its sole discretion.
According to the severance terms of the Executive Employment Agreement, upon termination of employment by the Company without cause or upon triggering events or a change in control (all of which are defined in the agreement along with the capitalized terms used in this paragraph), the executive will receive: (i) a lump sum payment equal to the Monthly Base Fee (the Base Fee divided by 12) as at the Termination date, multiplied by the number of months in the Notice Period (which is equal to a minimum of 18 months plus one month for each completed year of service, including years of service with OQI Sask from November 1, 2004); (ii) a further lump sum payment equal to the value of the executive’s benefits, multiplied by the number of months in the Notice Period; and (iii) a further lump sum payment based on the average annual bonus (for the previous three years) paid to the executive, divided by 12 and multiplied by the number of months in the Notice Period. The agreement may also be terminated at any time by the executive, with 60 days notice, in which case the executive is only entitled to payments of salary and benefits through the date of termination.

Karim Hirji
On August 14, 2006, Karim Hirji entered into an Executive Employment Agreement with the Company pursuant to which he will receive a base annual salary (referred to as the Base Fee in his agreement) of $225,897 ($250,000 CDN). The executive is entitled to participate in the Company’s long and short term incentive plans (including stock option plans) and bonuses from time to time in amounts and on such terms and conditions as may be determined by the Board of Directors in its sole discretion. The terms regarding severance and change of control are substantially identical to those described for Mr. Hopkins above.
Errin Kimball
On August 14, 2006, Errin Kimball entered into an Executive Employment Agreement with the Company pursuant to which he will receive a base annual salary (referred to as the Base Fee in his agreement) of $225,897 ($250,000 CDN). The executive is entitled to participate in the Company’s long and short term incentive plans (including stock option plans) and bonuses from time to time in amounts and on such terms and conditions as may be determined by the Board of Directors in its sole discretion. The terms regarding severance and change of control are substantially identical to those described for Mr. Hopkins above.
Material Terms of Option Grants
Options granted to T. Murray Wilson consist of: Stock options received pursuant to Mr. Wilson’s Executive Employment Agreement with the Company, dated May 1, 2006. Of these, Options to purchase 1,000,000 shares vested immediately; Options to purchase 1,000,000 shares vested upon attaining certain reorganization goals of the Company, which occurred on August 14, 2006; Options to purchase 1,000,000 shares vested on May 1, 2007; and Options to purchase 1,000,000 shares vest on May 1, 2008. The exercise price of all the above options was $6.75. These transactions are exempt from Section 16(b) reporting requirements pursuant to Rule 16b-3(d). In addition, Mr. Wilson was granted 300,000 options at an exercise price of $5.05 and pursuant to the Company’s 2006 Stock Option Plan on August 23, 2006. The options vest either (i) 25% immediately and 25% each year for three years after the date of grant (August 23, 2007, August 23, 2008, and August 23, 2009); or (ii) 100% vesting upon a merger, acquisition, sale or a change in control. On September 27, 2006, Mr. Wilson disposed of 25,000 of these options to the Company. These transactions are exempt from 16(b) reporting requirements pursuant to rule 16b-3(d) and Rule 16b-3(e), respectively. Mr. Wilson was also granted 300,000 bonus options at an exercise price of $5.05 pursuant to the Company’s 2006 Stock Option Plan on August 23, 2006. The options vest either (i) 25% upon a 750 million bitumen in place (“BIP”) barrel count defined as the high resource (P10) estimate of bitumen in place, 50% upon a 1 billion BIP barrel count, 75% upon a 1.25 billion BIP barrel count, and 100% upon a 1.5 billion BIP barrel count, and three years from the date of grant; or (ii) 100% vesting upon a merger, acquisition, sale, or change in control. On September 27, 2006, Mr. Wilson disposed of 25,000 of these options to the Company. These transactions are exempt from 16(b) reporting requirements pursuant to Rule 16b-3(d) and Rule 16b-3(e), respectively.
Options granted to Christopher H. Hopkins consist of: Vested options to acquire 3,292,000 Exchangeable Shares of which 823,000 expire on December 15, 2010 and 2,469,000 expire on May 1, 2011. Mr. Hopkins was additionally granted unvested options to acquire 823,000 Exchangeable Shares vesting 1/3 on May 1, 2007, 1/3 on May 1, 2008, and 1/3 on May 1, 2009, and such options expire on May 1, 2011. Mr. Hopkins was also granted 300,000 options at an exercise price of $5.05 pursuant to the Company’s 2006 Stock Option Plan on August 23, 2006. The options vest either (i) 25% immediately and 25% each year for three years after the date of grant (August 23, 2007, August 23, 2008, and August 23, 2009); or (ii) 100% vesting upon a merger, acquisition, sale or a change in control. This transaction is exempt from 16(b) reporting requirements pursuant to Rule 16b-3(d). In addition, Mr. Hopkins was granted 300,000 options at an exercise price of $5.05 pursuant to the Company’s 2006 Stock Option Plan on August 23, 2006. The options vest either (i) 25% upon a 750 million bitumen in place (“BIP”) barrel count defined as the high resource (P10) estimate of bitumen in place, 50% upon a 1 billion BIP barrel count, 75% upon a 1.25 billion BIP barrel count, and 100% upon a 1.5 billion BIP barrel count, and three years from date of grant; or (ii) 100% vesting upon a merger, acquisition, sale, or change in control. This transaction is exempt from 16(b) reporting requirements pursuant to Rule 16b-3(d).

Options granted to Karim Hirji consist of: Vested options to acquire 1,234,500 Exchangeable Shares. These options expire on May 1, 2011, however, the Exchangeable Shares expire on August 14, 2013. Mr. Hirji was also granted unvested options to acquire 823,000 Exchangeable Shares vesting 1/3 on May 1, 2007, 1/3 on May 1, 2008, and 1/3 on May 1, 2009. These options expire on May 1, 2011. The Exchangeable Shares expire on August 14, 2013. In addition, Mr. Hirji was granted 200,000 options at an exercise price of $5.05 pursuant to the Company’s 2006 Stock Option Plan on August 23, 2006. The options vest either (i) 25% immediately and 25% each year for three years after the date of grant (August 23, 2007, August 23, 2008, and August 23, 2009); or (ii) 100% vesting upon a merger, acquisition, sale or change in control. This transaction is exempt from 16(b) reporting requirements pursuant to Rule 16b-3(d). Mr. Hirji was also granted 200,000 options at an exercise price of $5.05 pursuant to the Company’s 2006 Stock Option Plan on August 23, 2006. The options vest either (i) 25% upon a 750 million bitumen in place (“BIP”) barrel count defined as the high resource (P10) estimate of bitumen in place, 50% upon a 1 billion BIP barrel count, 75% upon a 1.25 billion BIP barrel count, and 100% upon a 1.5 billion BIP barrel count, and three years from date of grant; or (ii) 100% vesting upon a merger, acquisition, sale, or change in control. This transaction is exempt from 16(b) reporting requirements pursuant to Rule 16b-3(d).
Options granted to Errin Kimball consist of: Vested options to acquire 823,000 Exchangeable Shares all of which expire on May 1, 2011. Mr. Kimball was also granted unvested options to acquire 823,000 Exchangeable Shares vesting 1/3 on May 1, 2007, 1/3 on May 1, 2008, and 1/3 on May 1, 2009. These options expire on May 1, 2011. In addition, Mr. Kimball was granted 150,000 options at an exercise price of $5.05 pursuant to the Company’s 2006 Stock Option Plan on August 23, 2006. The options vest either (i) 25% immediately and 25% each year for three years after the date of grant (August 23, 2007, August 23, 2008, and August 23, 2009); or (ii) 100% vesting upon a merger, acquisition, sale or a change in control. This transaction is exempt from 16(b) reporting requirements pursuant to Rule 16b-3(d). Mr. Kimball was also granted 150,000 options at an exercise price of $5.05 pursuant to the Company’s 2006 Stock Option Plan on August 23, 2006. The options vest either (i) 25% upon a 750 million bitumen in place (“BIP”) barrel count defined as the high resource (P10) estimate of bitumen in place, 50% upon a 1 billion BIP barrel count, 75% upon a 1.25 billion BIP barrel count, and 100% upon a 1.5 billion BIP barrel count, and three years from date of grant; or (ii) 100% vesting upon a merger, acquisition, sale, or change in control. This transaction is exempt from 16(b) reporting requirements pursuant to Rule 16b-3(d).

Outstanding Equity Awards at Fiscal Year-End Table
The following table sets out the unexercised stock options, stock granted as bonuses that have not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of the end of our fiscal year:
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards						Stock Awards
									Equity
									Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market or
			Equity					Awards:	Payout
			Incentive Plan					Number of	Value of
			Awards:				Market	Unearned	Unearned
			Number of			Number of	Value of	Shares,	Shares,
	Number of	Number of	Securities			Shares or	Shares or	Units or	Units or
	Securities	Securities	Underlying			Units of	Units of	Other	Other
	Underlying	Underlying	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Unexercised	Unexercised	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	Options (#)	Options (#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

T. Murray Wilson	1,000,000	—	—	$6.75	May 1/11	—	—	—	—
	1,000,000	—	—	$6.75	Aug. 14/11	—	—	—	—
	—	1,000,000	1,000,000	$6.75	May 1/12	—	—	—	—
	—	1,000,000	1,000,000	$6.75	May 1/13	—	—	—	—
	68,750	481,250	481,250	$5.05	Aug. 23/11	—	—	—	—

Christopher H. Hopkins	75,000	525,000	525,000	$5.05	Aug. 23/11	—	—	—	—

Karim Hirji	50,000	350,000	350,000	$5.05	Aug. 23/11	—	—	—	—

Errin Kimball	37,500	262,500	262,500	$5.05	Aug. 23/11	—	—	—	—
In addition to the OQI options held as set out above, the named executives also hold certain options to acquire Exchangeable Shares, which Exchangeable shares are exchangeable into the Company’s common shares, under options granted by OQI Sask prior to the reorganization of August 14, 2006. Each option entitles the holder to 8.23 Exchangeable shares. Details of OQI Sask options held are as follows: Mr. Hopkins holds 200,000 options to acquire OQI Sask common shares at $6.00 CDN which are exercisable and expire as to 100,000 on December 15, 2010 and 100,000 on May 1, 2011, 200,000 options to acquire OQI Sask common shares at $25.00 CDN per share which are exercisable and expire on May 1, 2011, and 100,000 options to acquire OQI Sask common shares at $25.00 CDN per share vesting 1/3 on each of May 1, 2007, May 1, 2008 and May 1, 2009; Mr. Hirji holds 50,000 options to acquire OQI Sask common shares at $6.00 CDN per share which are exercisable and expire on May 1, 2011, 100,000 options to acquire OQI Sask common shares at $25.00 CDN per share which are exercisable and expire on May 1, 2011, and 100,000 options to acquire OQI Sask common shares at $25.00 CDN per share vesting 1/3 on each of May 1, 2007, May 1, 2008 and May 1, 2009; and Mr. Kimball holds 50,000 options to acquire OQI Sask common shares at $6.00 CDN per share which are exercisable and expire on May 1, 2011, 50,000 options to acquire OQI Sask common shares at $25.00 CDN per share which are exercisable and expire on May 1, 2011, and 100,000 options to acquire OQI Sask common shares at $25.00 CDN per share vesting 1/3 on each of May 1, 2007, May 1, 2008 and May 1, 2009.

Compensation of Directors.
DIRECTOR COMPENSATION

					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)(1)(5)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Thomas Milne (3)(4)(5)	$60,250	—	$247,205	—	—	—	$307,455

Ronald Phillips (3)(4)(5)	$49,750	—	$1,501,916	—	—	—	$1,551,661

Gordon Tallman	$55,750	—	$235,232	—	—	—	$290,982

W. Scott Thompson (3)(4)(5)	$36,750	—	$259,290	—	—	—	$296,040

Thornton Donaldson (2)	Nil	—	—	—	—	—	Nil

William Timmins (2)(3)(4)(5)	$26,367	—	$11,973	—	—	—	$38,340

Romeo D’Angela (2)	Nil	—	$308,833	—	—	—	$308,833

Roderick Haverslew (2)	Nil	—	$89,703	—	—	—	$89,703

1)
The dollar amount reported in this column is the compensation cost recognized in our 2007 financial statements pursuant to SFAS No.123(R). The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the expected price volatility of the Company’s common stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock.

2)	Messrs. Timmins and Donaldson resigned from the board on May 18, 2006; Messrs. D’Angela and Haverslew resigned from the board on August 14, 2006.

3)
Messrs. Milne, Phillips, Thompson and Timmins were directors of OQI Sask prior to August 14, 2006 and received fees of $6,592 ($7,500 CDN), $4,394 ($5,000 CDN), $4,834 ($5,500 CDN) and $3,516 ($4,000 CDN) respectively during the year ended April 30, 2007 which are not included in the amounts above.

4)
Effective May 1, 2006, the OQI Sask Board of Directors granted Mr. Phillips 50,000 options to acquire OQI Sask common shares at $6.00 CDN per share vesting immediately, and 50,000 options to acquire OQI Sask common shares at $25.00 CDN per share vesting immediately. Messrs. Thompson, Milne and Timmins were granted 50,000 options to acquire OQI Sask common shares at $25.00 CDN per share vesting immediately. All the options granted have a term of five years. As a result of the acquisition of the OQI Sask minority interest by OQI, all options of OQI Sask, when exercised, can be exchanged for a new class of OQI Sask shares called OQI Sask Exchangeable Shares on the basis of 8.23 Exchangeable Shares for each one OQI Sask common share. The Exchangeable Shares are exchangeable at any time on a one-for-one basis, at the option of the holder, for common shares of OQI common stock as described in the audited financial statements.

5)
Amounts include the estimated fair value of options to acquire OQI Sask common shares granted prior to the reorganization of August 14, 2006 by OQI Sask as to $11,973 for Mr. Milne, $1,266,684 for Mr. Phillips, $24,058 for Mr. Thompson, and $11,973 for Mr. Timmins.

Prior to September 12, 2006, the Company did not have any standard arrangements pursuant to which the Company’s directors were compensated for services as directors. The following director compensation was put in place effective September 12, 2006.

The non-management directors of OQI are paid the following fees: (i) a retainer of $2,000 per month ($24,000 annually); (ii) a fee of $1,000 for board meetings attended by a director in person or by phone, but not by proxy; (iii) an annual fee of $5,000 for the chairman of any committee of the board of directors; and (iv) a fee of $1,000 for committee meetings attended by a committee member in person or by phone, but not by proxy. The non-management directors of the Company may also be compensated with stock options. No pension or retirement benefit plan has been instituted by the Company and none is proposed at this time. There is no arrangement for compensation with respect to termination of the directors in the event of change of control of the Company.

Item 11.	SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT
SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth as of July 23, 2007, the number of shares of the Company’s Common Stock and Exchangeable Shares (as described in footnote 1) beneficially owned by each of the Company’s directors, the Company’s executive officers and each named executive officer, the number of shares of the Company’s Common Stock beneficially owned by each person who owned of record, or was known to own beneficially, more than 5%, and the number of shares of the Company’s Common Stock and Exchangeable Shares beneficially owned by all of the Company’s directors and named executive officers as a group:

Name and Address of		Amount and Nature of	Percent of
Beneficial Owner	Position	Beneficial Ownership	Common stock

T. Murray Wilson Suite 205,707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Executive Chairman and Chairman of the Board	3,154,300(2)	1.4%

Ronald Phillips Suite 205,707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Director	1,973,000(3)	*

Christopher H. Hopkins Suite 205, 707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Chief Executive Officer, President and Director	21,198,465(4)	9.7%

Karim Hirji Suite 205, 707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Chief Financial Officer	5,724,833(5)	2.6%

Thomas Milne Suite 205, 707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Director	2,519,000(6),(7)	1.2%

Name and Address of		Amount and Nature of	Percent of
Beneficial Owner	Position	Beneficial Ownership	Common stock

William Scott Thompson Suite 205, 707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Director	2,607,500(8)	1.2%

Gordon Tallman Suite 205, 707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Director	150,000(9)	*

Errin Kimball Suite 205, 707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Vice President, Exploration	3,648,733(10)	1.7%

Pamela Wallin Suite 205, 707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Director	25,000(11)	*

All directors, executive officers and named executive officers as a group (10 persons)	—	41,139,206(12)	17.9%

*	Indicates less than one percent.

(1)
The amounts and percentages in these columns reference Exchangeable Shares and options to purchase Exchangeable Shares (discussed further below) that were issued by OQI Sask in exchange for OQI Sask common stock and stock options pursuant to that certain Reorganization Agreement dated June 9, 2006 (the transactions contemplated in the Reorganization Agreement were consummated on August 14, 2006 and the closing under that Agreement is referred to as the “Reorganization”). Each Exchangeable Share (or exercised option) is convertible into one share of the Company’s common stock and the expiration date of each Exchangeable Share is August 14, 2013 (unless stock options to purchase Exchangeable Shares have an earlier expiration date). The information related to stock options to purchase Exchangeable Shares owned by each director, executive officer and each named executive officer, if any, is disclosed in the respective footnotes to the Amount and Nature of Beneficial Ownership.

(2)	Includes vested options to purchase 3,137,500 shares of Common Stock. This number does not include unvested options to purchase 1,412,500 shares of the Company’s common stock.

(3)
Includes: (i) vested options to purchase 550,000 shares of Common Stock; (ii) 600,000 shares of Common Stock owned by DKR Saturn Event Holding Fund, Ltd., of which Mr. Phillips is the manager; and (iii) options to acquire 823,000 Exchangeable Shares. This number does not include unvested options to purchase 150,000 shares of Common Stock.

(4)
Includes: (i) 20,808,183 Exchangeable Shares and options to acquire Exchangeable Shares acquired under the Reorganization Agreement; (ii) 150,000 vested options to acquire the Company’s common stock; (iii) 17,266 shares of the Company’s common stock owned by Mr. Hopkins’ spouse; and (iv) 205,750 Exchangeable Shares owned by Mr. Hopkins’ spouse. The number of shares beneficially owned by Mr. Hopkins does not include (i) unvested options to acquire 548,667 Exchangeable Shares; and (ii) unvested options to purchase 450,000 shares of the Company’s common stock

(5)
Includes: (i) 5,623,833 Exchangeable Shares and vested options to acquire Exchangeable Shares; and (ii) vested options to purchase 100,000 shares of the Company’s common stock. This number does not include (i) unvested options to acquire 548,667 Exchangeable Shares; and (ii) unvested options to purchase 300,000 shares of the Company’s common stock.

(6)
Excludes: (i) 16,800 shares of the Company’s common stock owned by Mr. Milne’s affiliate Precise Details, Inc.; (ii) 150,000 shares of the Company’s common stock owned by Mr. Milne’s spouse; (iii) 288,050 Exchangeable Shares acquired by Mr. Milne’s spouse pursuant to the Reorganization Agreement. Mr. Milne disclaims investment and voting control of these securities.

(7)
Includes: (i) 2,469,000 Exchangeable Shares and options to acquire Exchangeable Shares acquired pursuant to the Reorganization Agreement; and (ii) vested options to purchase 50,000 shares of the Company’s common stock. This number does not include unvested options to purchase 150,000 shares of the Company’s common stock.

(8)
Includes: (i) 500,000 shares of the Company’s common stock held by the WLT Reification Trust for the Benefit of William Scott Thompson; (ii) vested options to acquire 2,057,500 Exchangeable Shares; and (iii) vested options to purchase 50,000 shares of the Company’s common stock. This number does not include unvested options to purchase 150,000 shares of the Company’s common stock.

(9)	Includes vested options to purchase 50,000 shares of the Company’s common stock. This number does not include unvested options to purchase 150,000 shares of the Company’s common stock.

(10)
Includes: (i) 2,743,333 Exchangeable Shares and options to acquire Exchangeable Shares acquired pursuant to the Reorganization Agreement; and (ii) vested options to purchase 75,000 shares of the Company’s common stock. The number of shares beneficially owned by Mr. Kimball does not include (i) unvested options to acquire 548,667 Exchangeable Shares; and (ii) unvested options to purchase 225,500 shares of the Company’s common stock.

(11)	Includes vested options to purchase 25,000 shares of the Company’s common stock. This number does not include unvested options to purchase 75,000 shares of the Company’s common stock.

(12)	Includes: (i) securities as reflected in footnotes 2 to 11, and (ii) securities beneficially owned by Erdal Yildirim, Executive Vice President, Project Development.

Security Ownership of Certain Beneficial Owners
None.
Securities Authorized for Issuance Under Equity Plans

				(c) Number of Securities
				Remaining Available for
				Future Issuance
	(a) Number of Securities to		(b) Weighted Average	Under Equity
	be Issued Upon Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in Column (a))

Equity Compensation Plans Approved by Stockholders	9,925,000	(1)	$5.41	17,633,598	(3)

Equity Compensation Plans Not Approved by Stockholders	200,000	(2)	$1.50	1,200,000

TOTAL	10,125,000	(1)(2)	$5.33	18,833,598

(1)	Includes: options to acquire 9,925,000 shares of Common Stock under the Company’s 2006 Stock Option Plan.

(2)	Includes: options to acquire 200,000 shares of Common Stock under the Company’s 2005b Stock Option Plan. The Company does not intend to issue any more securities under this plan.

(3)
The aggregate number of securities available for issuance under the 2006 Stock Option Plan is the lesser of: (A) 15% of the total outstanding shares of the Company’s Common Stock, or (B) 30,000,000. As of July 23, 2007, the number of securities available for issuance under the 2006 Stock Option Plan is 27,558,598.

See “Market for the Registrant’s Common Stock and Related Stockholder Matters - Equity Compensation Plans Information” for a description of the Company’s stock option plans.
Changes in Control
None

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred since May 1, 2006, or in any proposed transaction, which has materially affected or will affect the Company.

PART IV

Item 13.	EXHIBITS

3.1	Articles of Incorporation. [1,7,9,11,15]
3.2	Bylaws. [19]
4.1	2005b Stock Option Plan. [5]
4.2	2006 Stock Option Plan, filed herewith.
4.3	Rights Agreement, dated as of March 9, 2006, between the Company and Computershare Investor Services, Inc., as Rights Agent. [8]
10.1	Subscription Agreement between the Company and purchasers, dated August 15, 2005. [7]
10.2	Amendment to Subscription Agreement between the Company and purchasers, dated August 31, 2005. [7]
10.3	Form of 8% Secured Convertible Promissory Note. [7]
10.4	Joint Venture Agreement dated August 9, 2005 between the Company and Triple 7 Energy, Inc., West Peak Ventures of Canada Ltd., Dr. Michael Ranger and Township. [7]
10.5	Subscription Agreement between the Company and purchasers, dated December 12, 2005. [6]
10.6	Form of Warrant, dated December 12, 2005. [6]
10.7	Financing Agreement with Oilsands Quest Sask, Inc., November 25, 2005. [6]
10.8	Subscription Agreement with Dynamic Power Hedge Fund, dated December 12, 2005. [6]
10.9	Executive Employment Agreement (Amended and Restated) with T. Murray Wilson, dated September 22, 2006 and as amended effective August 1, 2007, filed herewith.
10.10	Reorganization Agreement, dated June 9, 2006. [10]
10.11	Subscription Agreement for Flow-Through Shares with Subscribers, dated July 5, 2006. [16]
10.12	Subscription Agreement for Flow-Through Shares with Oilsands Quest Sask Inc., dated July 5, 2006. [16]
10.13	Voting Exchange and Trust Agreement dated August 14, 2006. [11]
10.14	Exchangeable Share Provisions. [11]
10.15	Support Agreement dated August 14, 2006. [11]
10.16	Executive Employment Agreement with Christopher Hopkins dated August 14, 2006. [11]
10.17	Executive Employment Agreement with Karim Hirji dated August 14, 2006. [11]

10.18	Executive Employment Agreement with Errin Kimball dated August 14, 2006. [11]
10.19	Form of Subscription Agreement for Common Shares, dated August 2006. [11]
10.20	Share Purchase Agreement, effective May 31, 2006. [17]
10.21	Assignment Agreement, effective May 31, 2006. [17]
10.22	Executive Employment Agreement with Patricia A. Beatch, dated September 21, 2006. [12]
10.21	Executive Employment Agreement with Erdal Yildirim, dated October 10, 2006. [14]
10.22	Form of Indemnity Agreement. [13]
10.23	Credit Agreement dated 3/19/07 with Toronto-Dominion Bank, filed herewith.
10.24	Subscription Agreement for Flow-Through Shares, dated March 6, 2007, filed herewith.
10.25	Amending Agreement to Subscription Agreement for Flow-Through Shares, dated May 3, 2007, filed herewith.
10.26	Subscription Agreement between the Company and Subscribers, dated May 3, 2007, filed herewith.
21.1	Subsidiaries of the Registrant, filed herewith.
23.1	Consent of independent auditors, filed herewith.
31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10-SB, filed October 14, 1999; and Form 8-K, filed November 29, 2004.

(2)	Incorporated by reference from Form 10-KSB dated July 29, 2004.

(3)	Incorporated by reference from Form 10-QSB dated March 22, 2005.

(4)	Incorporated by reference from Form 10-QSB dated December 20, 2004.

(5)	Incorporated by reference from Form SB-2 dated December 29, 2005.

(6)	Incorporated by reference from Form 10-QSB dated March 22, 2006.

(7)	Incorporated by reference from Form 10-QSB dated December 14, 2005.

(8)	Incorporated by reference from Form 8-A dated March 13, 2006.

(9)	Incorporated by reference from Form 8-K dated March 13, 2006.

(10)	Incorporated by reference from Form 8-K dated June 14, 2006.

(11)	Incorporated by reference from Form 8-K dated August 14, 2006.

(12)	Incorporated by reference from Form SB-2 filed October 3, 2006.

(13)	Incorporated by reference herein from Form 10-QSB filed March 15, 2007

(14)	Incorporated by reference herein from Form 8-K dated October 12, 2006.

(15)	Incorporated by reference herein from Form 10-QSB filed December 15, 2006.

(16)	Incorporated by reference herein from Form 10-KSB filed July 21, 2006.

(17)	Incorporated by reference herein from Form 8-K filed August 21, 2006.

(18)	Incorporated by reference herein from Form 8-K filed August 10, 2005 and Form 8-K/A No. 1 and No. 2 both filed August 11, 2005.

(19)	Incorporated by reference herein from Form 8-K filed July 26, 2007.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Pannell Kerr Forster (“PKF”) serves as our independent registered public accounting firm.
Audit Fees
Our principal accountant, PKF, billed us aggregate fees in the amount of approximately $50,536 for the fiscal year ended April 30, 2007 and approximately $50,186 for the fiscal year ended April 30, 2006. These amounts were billed for professional services that PKF provided for the audit of our annual financial statements and the review of the financial statements included in our report on 10-KSB.
Audit-Related Fees
PKF billed us aggregate fees in the amount of $87,885 for the fiscal year ended April 30, 2007 and $48,836 for the fiscal year ended April 30, 2006 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.
Tax Fees
PKF billed us $nil for tax compliance for the fiscal year ended April 30, 2007 and $3,100 for the fiscal year ended April 30, 2006. During the fiscal years ended April 30, 2007 and 2006 PKF did not provide any tax advice.
All Other Fees
PKF billed us $nil in other fees for the fiscal year ended April 30, 2007 and $1,940 for the fiscal year ended April 30, 2006 for other fees. Our principal accountant (through its full time employees) performed all work regarding the audit of our financial statements for the most recent fiscal year.
Audit Committee’s Pre-Approval Practice
Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the audit committee of the Board of Directors, or unless the services meet certain de minimis standards. The audit committee’s charter (adopted February 15, 2006) provides that the audit committee must:
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

The audit committee considers at each of its meetings whether to approve any audit services or non-audit services. In some cases, management may present the request; in other cases, the auditors may present the request.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OILSANDS QUEST INC.
Date: July 30, 2007	By:	/s/ Christopher H. Hopkins
Christopher H. Hopkins,
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 30, 2007	By:	/s/Karim Hirji
Karim Hirji,
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ T. Murray Wilson T. Murray Wilson	Executive Chairman and Director	July 30, 2007
/s/ Christopher H. Hopkins Christopher H. Hopkins	President and Chief Executive Officer and Director	July 30, 2007
/s/ Ronald Phillips Ronald Phillips	Director	July 30, 2007
/s/ Thomas Milne Thomas Milne	Director	July 30, 2007
/s/ Gordon Tallman Gordon Tallman	Director	July 30, 2007
/s/ W. Scott Thompson W. Scott Thompson	Director	July 30, 2007
/s/ Pamela Wallin Pamela Wallin	Director	July 30, 2007

INDEX TO FINANCIAL STATEMENTS
OILSANDS QUEST, INC.
(An Exploration Stage Company)
(Stated in U.S. Dollars unless otherwise noted)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS’ AND DIRECTORS OF OILSANDS QUEST INC.
(Fomerly Canwest Petroleum Corporation) (An Exploration Stage Company)
We have audited the accompanying consolidated balance sheets of Oilsands Quest Inc. (Formerly Canwest Petroleum Corporation)(An Exploration Stage Company) as at April 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the three years ended April 30, 2007, 2006 and 2005 and the cumulative totals for the exploration stage operations from April 3, 1998 (inception) through April 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at April 30, 2007 and 2006 and the results of its operations and its cash flows for each of the three years ended April 30, 2007, 2006 and 2005 and the cumulative totals for the exploration stage operations from April 3, 1998 (inception) through April 30, 2007 in conformity with accounting principles generally accepted in the United States of America.
/s/ Pannell Kerr Forster
(Registered with PCAOB as “Smythe Ratcliffe”)
Chartered Accountants
Vancouver, Canada
July 24, 2007

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Consolidated Balance Sheets

	April 30,	April 30,
	2007	2006
		(Note 21)
ASSETS
Current Assets:
Cash (note 2(d))	$34,393,871	$22,127,315
Accounts receivable	1,283,415	443,895
Available for sale securities (note 5)	284,630	—
Prepaid expenses	152,481	1,245,202

Total Current Assets	36,114,397	23,816,412

Investment in Energy 51 (note 5)	—	310,291
Property and Equipment (note 4)	520,301,141	17,123,098

Total Assets	$556,415,538	$41,249,801

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable (note 7)	$5,170,063	$19,682,268
Loan payable (note 8)	22,589,681	—
Flow-through share liability premium (note 13(f))	2,535,187	—
Convertible debentures (note 9)	—	295,928

Total Current Liabilities	30,294,931	19,978,196

Deferred taxes (note 10)	139,287,062	1,080,821

Commitments and contingencies (notes 2, 3, 4, 12, 13, 14, 15, 16 and 18)
Non-controlling shareholder interest (note 11)	—	4,735,601

	169,581,993	25,794,618

STOCKHOLDERS’ EQUITY
Capital Stock
Authorized
Preferred stock, par value of $0.001 each, 10,000,000 shares authorized (notes 3(a) and 12)
Common stock, par value of $0.001 each, 500,000,000 shares authorized (notes 12, 13, 14 and 15)
Issued and Outstanding
1 Series B Preferred share (notes 3(a) and 12(b))	1
164,624,278 Common shares	164,624
115,046,408 Common shares		115,046
Additional Paid-in Capital	519,265,628	77,724,920
Deficit Accumulated During Exploration Stage	(131,435,609)	(62,640,868)
Other Comprehensive (Loss) Income	(1,161,099)	256,085

Total Stockholders’ Equity	386,833,545	15,455,183

Total Liabilities and Stockholders’ Equity	$556,415,538	$41,249,801

See Notes to the Consolidated Financial Statements

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Consolidated Statements of Operations

				From
				inception on
				April 3, 1998
	For The Years Ended April 30			through to
	2007	2006	2005	April 30, 2007
Expenditures
Stock-based compensation expense (notes 11 and 14)	$39,755,592	$1,314,505	$68,552	$41,381,713
Exploration costs	26,877,906	8,291,018	505,098	38,850,244
Consulting	3,994,454	8,210,650	1,591,503	14,203,844
Professional fees	1,985,338	1,055,582	296,941	3,762,825
Corporate salaries	2,468,660	—	—	2,468,660
Office	819,695	481,787	103,347	1,484,818
Depreciation	367,827	—	—	367,827
Transfer agent fee	355,326	170,859	41,311	605,444
Advertising and promotion	384,593	2,464,812	338,428	3,723,335
Travel	183,097	131,398	29,103	465,629
Board fees and expenses	247,024	—	—	247,024
Other Items	74,803	—	106,507	201,023
Interest and bank charges	269,661	580,718	131,597	1,018,998
Non-cash financing expense (note 16)	—	34,047,988	1,959,557	36,472,143
Management fee	—	—	72,000	414,602

	77,783,976	56,749,317	5,243,944	144,668,129

Other Items
Gain on extinguishment of certain liabilities (note 17)	—	(936,469)	—	(936,469)
Interest income	(1,530,720)	(273,304)	—	(1,804,024)

Net loss before income tax recovery and non-controlling shareholder interest	76,253,256	55,539,544	5,243,944	141,927,636
Income tax recovery (note 10)	(2,307,432)	(21,956)	(39,385)	(2,368,773)

Net loss before non-controlling shareholder interest	73,945,824	55,517,588	5,204,559	139,558,863
Non-controlling shareholder interest (note 11)	(5,151,083)	(2,876,685)	(95,486)	(8,123,254)

Net loss	$68,794,741	$52,640,903	$5,109,073	$131,435,609

Net Loss Per Share	$(0.50)	$(0.64)	$(0.16)

Weighted Average Number of Common Shares Outstanding	137,099,824	81,989,009	31,555,958

See Notes to the Consolidated Financial Statements

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficiency)

							Deficit
							Accumulated	Total
					Additional	Other	During the	Stockholders’
	Common Stock		Preferred Stock		paid-in	Comprehensive	Exploration	Equity
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stage	(Deficiency)

Common stock issued on inception for assets	6,000,000	$6,000	—	$—	$91,834	$—	$—	$97,834
Net loss	—	—	—	—	—	—	(700)	(700)

Balance, April 30, 1998	6,000,000	6,000	—	—	91,834	—	(700)	97,134
Common stock issued
For subscriptions	1,000,000	1,000	—	—	606,005	—	—	607,005
For resource properties	200,000	200	—	—	137,131	—	—	137,331
Share issue costs	—	—	—	—	(15,586)	—	—	(15,586)
Net loss	—	—	—	—	—	—	(210,736)	(210,736)
Common stock returned to treausury for cancellation	(922,500)	(922)	—	—	(554,700)	—	—	(555,622)

Balance April 30, 1999	6,277,500	6,278	—	—	264,684	—	(211,436)	59,526
Common stock issued for cash	600,000	600	—	—	299,400	—	—	300,000
Common stock issued for finder’s fee	50,000	50	—	—	24,950	—	—	25,000
Treasury stock	—	—	—	—	(15,212)	—	—	(15,212)
Share issue costs	—	—	—	—	(25,000)	—	—	(25,000)
Net loss	—	—	—	—	—	—	(319,714)	(319,714)

Balance, April 30, 2000	6,927,500	6,928	—	—	548,822	—	(531,150)	24,600
Common stock issued for financial services	120,000	120	—	—	59,880	—	—	60,000
Other comprehensive income	—	—	—	—	—	3,534		3,534
Net loss	—	—	—	—	—	—	(136,856)	(136,856)

Balance April 30, 2001	7,047,500	$7,048	—	$—	$608,702	$3,534	$(668,006)	$(48,722)

See Notes to the Consolidated Financial Statements

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficiency)

							Deficit
							Accumulated	Total
					Additional	Other	During the	Stockholders’
	Common Stock		Preferred Stock		paid-in	Comprehensive	Exploration	Equity
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stage	(Deficiency)

Balance, April 30, 2001	7,047,500	$7,048	—	$—	$608,702	$3,534	$(668,006)	$(48,722)
Common stock issued for cash	987,000	987	—	—	220,113	—	—	221,100
Subscriptions received	—	—	—	—	112,500	—	—	112,500
Stock-based compensation expense	—	—	—	—	77,600	—	—	77,600
Other comprehensive income	—	—	—	—	—	256	—	256
Common stock deemed to be issued	3,950,000	3,950	—	—	193,550	—	—	197,500
Warrants granted on purchase	—	—	—	—	50,000	—	—	50,000
Net loss	—	—	—	—	—	—	(352,708)	(352,708)

Balance April 30, 2002	11,984,500	11,985	—	—	1,262,465	3,790	(1,020,714)	257,526
Common stock issued for cash and settlement of debt	2,300,000	2,300	—	—	299,700	—	—	302,000
Subscriptions received	—	—	—	—	(112,500)	—	—	(112,500)
Stock-based compensation expense	—	—	—	—	76,124	—	—	76,124
Other comprehensive income (loss)	—	—	—	—	—	(79,340)	—	(79,340)
Net loss	—	—	—	—	—	—	(2,289,124)	(2,289,124)

Balance, April 30, 2003	14,284,500	14,285	—	—	1,525,789	(75,550)	(3,309,838)	(1,845,314)
Common stock issued
For settlement of debt	1,037,638	1,037	—	—	102,727	—	—	103,764
For cash	3,750,000	3,750	—	—	529,950	—	—	533,700
For service	1,620,100	1,620	—	—	207,320	—	—	208,940
For property	92,600	93	—	—	36,021	—	—	36,114
Stock-based compensation expenses	—	—	—	—	89,340	—	—	89,340
Beneficial conversion feature of Convertible debentures and warrants	—	—	—	—	464,598	—	—	464,598
Other comprehensive income (loss)	—	—	—	—	—	(37,014)	—	(37,014)
Net loss	—	—	—	—	—	—	(1,581,054)	(1,581,054)

Balance, April 30, 2004	20,784,838	$20,785	—	$—	$2,955,745	$(112,564)	$(4,890,892)	$(2,026,926)

See Notes to the Consolidated Financial Statements

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficiency)

							Deficit
							Accumulated	Total
					Additional	Other	During the	Stockholders’
	Common Stock		Preferred Stock		paid-in	Comprehensive	Exploration	Equity
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stage	(Deficiency)

Balance, April 30, 2004	20,784,838	$20,785	—	$—	$2,955,745	$(112,564)	$(4,890,892)	$(2,026,926)
Common stock issued
For settlement of debt	16,607,161	16,607	—	—	3,752,292	—	—	3,768,899
For cash	3,801,972	3,802	—	—	998,555	—	—	1,002,357
For services	4,436,566	4,437	—	—	1,245,290	—	—	1,249,727
For property	12,778,124	12,778	—	—	2,855,441	—	—	2,868,219
Stock-based compensation expense	—	—	—	—	68,552	—	—	68,552
Beneficial conversion feature of convertible debentures and warrants	—	—	—	—	1,959,557	—	—	1,959,557
Other comprehensive income (loss)	—	—	—	—	—	(53,270)	—	(53,270)
Net loss	—	—	—	—	—	—	(5,109,073)	(5,109,073)

Balance, April 30, 2005	58,408,661	58,409	—	—	13,835,432	(165,834)	(9,999,965)	3,728,042
Common stock issued for:
Cash	24,512,052	24,512	—	—	28,888,364	—	—	28,912,876
Cashless exercise of warrants and options	10,971,013	10,971	—	—	(10,971)	—	—	—
Property	385,880	385	—	—	500,059	—	—	500,444
Services	11,746,945	11,747	—	—	9,298,262	—	—	9,310,009
Settlement of debt	9,021,857	9,022	—	—	5,449,975	—	—	5,458,997
Stock-based compensation expense	—	—	—	—	1,314,505	—	—	1,314,505
Beneficial conversion feature of convertible debenture and warrants	—	—	—	—	18,449,294	—	—	18,449,294
Other comprehensive income Exchange gain on translation	—	—	—	—	—	421,919	—	421,919
Net loss	—	—	—	—	—	—	(52,640,903)	(52,640,903)

Balance, April 30, 2006	115,046,408	$115,046	—	$—	$77,724,920	$256,085	$(62,640,868)	$15,455,183

See Notes to the Consolidated Financial Statements

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficiency)

							Deficit
							Accumulated	Total
					Additional	Other	During the	Stockholders’
	Common Stock		Preferred Stock		paid-in	Comprehensive	Exploration	Equity
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stage	(Deficiency)

Balance, April 30, 2006	115,046,408	$115,046	—	$—	$77,724,920	$256,085	$(62,640,868)	$15,455,183
Common stock issued for:
Cash	15,603,175	15,603	—	—	68,306,693	—	—	68,322,296
Premium on flow-through shares allocated to liability	—	—	—	—	(2,535,187)	—	—	(2,535,187)
Settlement of debt	3,523,727	3,524	—	—	18,689,096	—	—	18,692,620
Cashless exercise of warrants	2,213,953	2,214			(2,214)	—	—	—
Preferred share issued on reorganization	—	—	1	1	319,022,948	—	—	319,022,949
Exchange of exchangeable shares	28,237,015	28,237			(28,237)	—	—	—
Stock-based compensation expense	—	—	—	—	39,755,592	—	—	39,755,592
Share issue costs	—	—	—	—	(2,723,568)	—	—	(2,723,568)
Proceeds from exercise of subsidiary warrants and options (post reorganization)	—	—	—	—	1,055,585	—	—	1,055,585
Other comprehensive income
Unrealized loss on available for sale securities						(25,661)		(25,661)
Exchange loss on translation	—	—	—	—	—	(1,391,523)	—	(1,391,523)
Net loss	—	—	—	—	—	—	(68,794,741)	(68,794,741)

Balance, April 30, 2007	164,624,278	$164,624	1	$1	$519,265,628	$(1,161,099)	$(131,435,609)	$386,833,545

See Notes to the Consolidated Financial Statements

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

				From
				Inception on
				April 3, 1998
	For the years ended April 30,			through
	2007	2006	2005	April 30, 2007
Operating Activities
Net loss	$(68,794,741)	$(52,640,903)	$(5,109,073)	$(131,435,609)
Non-cash adjustments to net loss
Non-cash financing expense	—	34,047,988	1,959,557	36,472,143
Stock-based compensation expense	39,755,592	1,314,505	68,552	41,381,713
Consulting expenses satisfied by shares	—	7,497,849	1,161,060	8,915,849
Exploration costs acquired for shares	—	352,686	88,667	578,684
Advertising and promotion for shares	—	1,459,475	—	1,459,475
Write-off of exploration property	—	—	—	856,359
Depreciation	367,827	—	—	367,827
Other	—	—	106,507	126,220
Gain on extinguishment of certain liabilities (note 17)	—	(936,469)	—	(936,469)
Income tax recovery	(2,307,644)	(21,956)	(39,385)	(2,368,985)
Non-controlling shareholder interest	(5,151,083)	(2,876,685)	(95,486)	(8,123,254)
Changes In Non-Cash Working Capital
Accounts receivable and prepaid expenses	278,371	(488,154)	(166,892)	(397,393)
Accounts payable	3,774,527	273,235	1,387,136	6,592,141

Cash Used in Operating Activities	(32,077,151)	(12,018,429)	(639,357)	(46,511,299)

Investing Activities
Additions to property	(40,335,164)	(9,843,580)	(2,786,789)	(53,631,732)
Additions to equipment	(3,742,392)	—	—	(3,742,392)
Other investments	—	—	(157,491)	(416,799)

Cash Used in Investing Activities	(44,077,556)	(9,843,580)	(2,944,280)	(57,790,923)

Financing Activities
Issuance of shares for cash	65,598,728	28,885,876	1,002,357	96,892,997
Common stock returned to treasury	—	—	—	(15,212)
Convertible debentures	—	4,860,373	2,503,748	8,384,496
Bank Loan	21,207,500	—	—	21,207,500
Advances from related parties	—	(11,627)	25,382	653,062
Deferred income taxes	—	938,227	181,979	1,120,206
Shares issued by subsidiary to non-controlling interest (note 3(a))	1,011,479	7,164,062	543,710	8,719,251

Cash Provided by Financing Activities	87,817,707	41,836,911	4,257,176	136,962,300

Inflow of Cash	11,663,000	19,974,902	673,539	32,660,078
Effects of exchange rate changes on cash	603,556	1,130,238	—	1,733,793
Cash, Beginning of Period	22,127,315	1,022,175	348,636	—

Cash, End of Period	$34,393,871	$22,127,315	$1,022,175	$34,393,871

Non-Cash Financing Activities
Common stock issued for properties	$—	$500,444	$2,868,219	$3,837,442

Warrants granted on purchase of properties	$—	$1,713,929	$—	$1,763,929

Common stock issued for services	$—	$8,856,496	$1,249,727	$10,388,163

Common stock issued for debt settlement	$18,692,620	$5,939,510	$3,768,899	$28,401,029

See Notes to the Consolidated Financial Statements

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

On October 31, 2006 CanWest Petroleum Corporation changed its name to Oilsands Quest Inc. (“OQI”). At the same time the name of the Company’s main operating subsidiary was changed from Oilsands Quest Inc. to Oilsands Quest Sask Inc. (“OQI Sask”).

OQI together with its subsidiaries (collectively referred to as the “Company”) is in the exploration stage and follows the guidance for a development stage company as defined in Statement No. 7 of the Financial Accounting Standards Board. The principal business activity is the exploration and development of natural resource properties in Canada.

2.	BASIS OF PRESENTATION

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The significant accounting polices used in these consolidated financial statements are as follows:

a)	Principles of consolidation

These consolidated financial statements include the accounts of OQI and all of its subsidiaries as follows:
•	Oilsands Quest Sask Inc. (“OQI Sask”) in which it holds a 100% interest (April 30, 2006 - 62.75% (note 3(a) and 4(a));

•	Western Petrochemicals Corp. (“Western Petrochemicals”) in which it holds a 100% interest (note 3(b));

•	Township Petroleum Corporation (“Township”) in which it holds a 100% interest (note 3(c));

•	Stripper Energy Services Inc. (“Stripper”) in which OQI Sask holds a 100% interest (note 3(d));

•	1291329 Alberta Ltd. in which it holds a 100% interest (incorporated in 2007); and

•
Anhydride Petroleum (USA), Inc. (“Anhydride USA”) and Anhydride USA’s wholly owned subsidiary, Anhydride Petroleum (Canada) Inc. (“Anhydride Canada”), both acquired April 30, 2002. On October 31, 2005, Anhydride Canada was sold to a third party for nominal cash proceeds.

All inter-company transactions and balances have been eliminated.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
2.	BASIS OF PRESENTATION - (continued)
b)	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include income taxes, the carrying value of properties and stock-based compensation expense. While management believes the estimates used are reasonable, actual results could differ from those estimates. Changes in estimates are recorded when known.

c)	Foreign currency translation

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
d)	Cash

Cash includes $16,083,850 ($17,800,000 CDN) in Bank Deposit notes required as security pursuant to a Credit Agreement dated March 19, 2007 (note 8).

e)	Property and equipment

Property represents the capitalized costs of acquisition of natural resource properties, principally the right to explore for oil sands deposits in the provinces of Alberta and Saskatchewan, Canada and oil shale deposits in the province of Saskatchewan, Canada.

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

Property amounts reported represent costs incurred to date and do not necessarily reflect present or future values. To date all exploration costs have been charged to operations.

The Company is in the early stages of the exploration process, currently exploring for oil sands deposits. The exploration process will attempt to delineate the resource and identify a likely method of extraction. At this early stage in the exploration process whether operations will constitute an oil and gas or mining activity or both cannot yet be determined. Accounting policies will evolve as knowledge of the resource is obtained.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
2.	BASIS OF PRESENTATION - (continued)
e)	Property and equipment - continued)

None of the OQI Sask exploration permits in Saskatchewan and Alberta, nor the Pasquia Hills Oil Shale Prospect permits has been converted to development leases. In the event that the Company does not meet the regulated requirements, or development conditions to convert its permits to leases or obtain an extension of such development requirements, its right to explore for bitumen or oil shale, as applicable, may be lost. The Company is satisfied that it has good and proper right, title and interest in and to the permits.

Equipment additions are recorded at cost less accumulated depreciation and include corporate assets, camp facilities and field equipment. Depreciation of these assets is provided using the straight-line method based on estimated useful lives ranging from two to five years.

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

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R. “Share Based Payment”. SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s financial statements over the requisite service period. Stock-based compensation expense recognized during the period is based on the value of the portion of the share based payment award that is ultimately expected to vest during the period. The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R and the Company’s prior period pro-forma disclosures of net earnings. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the expected price volatility of the Company’s common stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
2.	BASIS OF PRESENTATION - (continued)
g)	Stock-based compensation - (continued)

	Year Ended April 30,
	2007	2006	2005

Expected Life (years)	5	2	5
Risk free interest rate	4.41%	4.28%	3.98%
Expected volatility	118%	108%	146%
Dividend yield	0%	0%	0%
The Company adopted SFAS 123R effective May 1, 2006 using the Modified Prospective Method. This method requires that awards granted, modified, repurchased or cancelled in the quarter beginning after the adoption date use the fair value method to recognize stock-based compensation.
In applying the Modified Prospective Application method for the year ended April 30, 2007, the Company recorded stock based compensation cost totalling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No.123. Previous amounts have not been restated.
Prior to the May 1, 2006 adoption of SFAS No. 123R, the Company applied Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations and provided the required pro-forma disclosures of Financial Accounting Standards 123 “Accounting for Stock-based Compensation (“SFAS 123”). Under APB 25, compensation expenses are only recorded to the extent that the exercise price is less than fair value on the measurement date. Non-employee options were recognized at the fair value of the options as determined by an option-pricing model as the services were performed and the options earned. The pro-forma information for the year ended April 30, 2006 was as follows:

Net loss for the period, as reported	$52,640,903
Stock-based employee compensation if fair-value based method applied	3,072,214

Pro-forma net loss as if fair-value method had been applied	$55,713,117

Basic and diluted loss per share
As reported	$0.64

Pro forma	$0.68

The weighted average fair value of stock options granted during the year ended April 30, 2006 was $1.07 per option.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
2.	BASIS OF PRESENTATION - (continued)
h)	Financial Instruments
(i)	Fair value

The carrying values of cash, accounts receivable, available for sale securities, accounts payable, loan payable and convertible debentures approximate their fair value because of the short-term maturity of these financial instruments.

(ii)	Interest rate risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities.

(iii)	Market risk

The Company is exposed to equity security market risk because of investments held and classified on the balance sheet as available for sale securities.

(iv)	Credit risk

The Company has no significant concentrations of credit risk.

(v)	Translation risk

The Company is exposed to foreign currency fluctuations to the extent that funds held or expenditures incurred by the Company are not denominated in U.S. dollars.
i)	Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss) arising from foreign currency translation and fluctuations in the valuation of available for sale securities.

j)	Loss per share

Loss per share calculations are based on the weighted average number of shares outstanding during the period. Diluted loss per share has not been presented separately as the outstanding warrants and options are anti-dilutive for each of the periods presented.

k)	Asset retirement obligations

The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be determined. Fair value is determined using the present value of the estimated future cash outflows to abandon the asset at the Company’s credit-adjusted risk-free interest rate. The discounted obligation is initially capitalized as part of property and equipment and is amortized on the same basis as the remaining property and equipment, while the liability is increased as an accretion expense until it is settled or sold.

The Company has not yet incurred any significant asset retirement obligations and, as such, no asset retirement obligations have been recorded to April 30, 2007.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
2.	BASIS OF PRESENTATION - (continued)
l)	Recent accounting pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. It establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. During the year ended April 30, 2007, the Company issued one Series B Preferred share under a Voting and Exchange Trust Agreement, whereby OQI Sask Exchangeable Shares were represented for voting purposes in the aggregate by one share of OQI Series B Preferred Stock, which is held by Computershare Trust Company of Canada (“CTC”). CTC will in turn vote the one Series B Preferred Share as indicated by the individual holders of Exchangeable Shares. The Preferred Share represents the number of votes equal to the total outstanding Exchangeable Shares on the applicable record date for the vote submitted to OQI shareholders. The Company has designated the Series B Preferred share as equity as the Company has not incurred an obligation to redeem the share.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No.109”. Interpretation No.48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No.109, “Accounting for Income Taxes.” This Interpretation is effective for fiscal years beginning after December 15, 2006 and OQI will adopt it in the first quarter of fiscal 2008. OQI does not expect the adoption of Interpretation No.48 to have a material impact on its financial statements and related disclosures.

In September 2006, the FASB issued Statement of Financial Accounting No.157, “Fair Value Measurements”. Statement No.157 provides a common definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. However, this Statement does not require any new fair value measurements. Statement No.157 is effective for fiscal years beginning after November 15, 2007. OQI is currently assessing the effect, if any, the adoption of Statement No.157 will have on its financial statements and related disclosures.

3.	ACQUISITIONS

As detailed below OQI acquired certain businesses for cash, shares and liabilities assumed. These acquisitions were accounted for by the purchase method and, accordingly, results of operations have been included in the financial statements from their respective dates of acquisition.

a)	Oilsands Quest Sask Inc.

During the year ended April 30, 2005, OQI acquired all of the issued and outstanding shares of OQI Sask, a previously inactive Alberta company. OQI and OQI Sask also entered into an agreement whereby OQI Sask acquired a 49% interest in the OQI Sask Exploration Permits (note 4(a)) from a third party for $769,125, the issuance of 50,000 common shares of OQI and a 2.5% gross overriding royalty (“2.5% GORR”). OQI had another agreement to purchase the remaining 51% interest in the OQI Sask Oil Sands Exploration Permits through the indirect purchase of 100% of the issued and outstanding shares of a private Alberta company for $1,202,131, plus 2 million common shares of OQI and the assumption of $0.11 per barrel in royalties. Pursuant to this agreement OQI agreed to the issuance of 2 million of its shares and assigned the agreement to OQI Sask. During the year ended April 30, 2006, the acquisition of the remaining 51% interest in the OQI Sask Oil Sands Exploration Permits was completed and the private Alberta, Canada, company was merged with OQI Sask. OQI Sask now holds a 100% interest in the OQI Sask Oil Sands Exploration Permits, subject to overriding royalties (note 3(d)).

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
3.	ACQUISITIONS - (continued)
a)	Oilsands Quest Sask Inc. – (continued)

In order to secure management and financing for the OQI Sask Oil Sands Exploration Permits, OQI Sask issued a number of its own securities, so that on April 30, 2006 OQI held 62.75% (2005 - 64.89%) of the outstanding OQI Sask common shares (note 11). Included in OQI’s interest in OQI Sask as at April 30, 2006 were 571,428 OQI Sask common shares that were acquired as part of the purchase of 571,428 units from a third party. Each unit consisted of one OQI Sask common share and one OQI Sask share purchase warrant to purchase another common share. OQI paid $4,932,482 for these units and 1,500,000 OQI share purchase warrants. Each OQI warrant allows the holder to acquire an additional OQI common share for $2.00 until December 15, 2007. The purchase price was allocated to underlying assets based on their fair values with the net effect that the $4,069,297 difference between the OQI cost and the original issue price of these units by OQI Sask and $1,713,929 in non cash financing expense related to the issuance of the warrants was allocated to property costs.

On August 14, 2006, OQI completed the reorganization pursuant to the terms of a reorganization agreement, whereby OQI acquired the non-controlling interest (35.92%) in OQI Sask, going from a 64.08% ownership interest to a 100% voting interest (note 12(b)).

In connection with the reorganization agreement, OQI also entered into a Voting and Exchange Trust Agreement with OQI Sask and Computershare Trust Company of Canada (“CTC”), and a Support Agreement with OQI Sask. Collectively, these agreements are referred to as the “Acquisition Agreements”. According to the Acquisition Agreements, all common shares of OQI Sask, other than those held by OQI, were exchanged for a new class of OQI Sask shares called Exchangeable Shares on the basis of 8.23 Exchangeable Shares for each OQI Sask common share. The Acquisition Agreements also allowed for all OQI Sask options and warrants providing the right to acquire common shares of OQI Sask to have Exchangeable shares issued on the same basis when such OQI Sask options and warrants were exercised. The Exchangeable Shares are exchangeable at any time on a one-for-one basis, at the option of the holder, for shares of OQI common stock. OQI Sask can redeem the outstanding Exchangeable Shares on the same terms at any time after August 14, 2013 and only under certain limited circumstances prior to August 14, 2013 in accordance with the Acquisition Agreements. An Exchangeable Share provides the holder with economic terms and voting rights, which are as nearly as practicable, effectively equivalent to those of a share of OQI common stock. Holders of Exchangeable Shares have registration rights with respect to the resale of OQI common stock. The Exchangeable Shares are entitled to a preference over the OQI Sask common shares in the event of a liquidation, dissolution or wind-up of OQI Sask whether voluntary or involuntary, or any other distribution of the assets of OQI Sask among its shareholders for the purpose of winding up its affairs. The Exchangeable Shares are represented for voting purposes in the aggregate by one share of OQI’s Series B Preferred Stock (note 12(b)).

In connection with the closing of the Acquisition Agreements, OQI’s financial advisor was paid a success fee of $1,590,528. In addition, OQI Sask issued 288,050 Exchangeable Shares with a fair value of $1,204,383 and paid $353,450 as success fees to its financial advisors. The fair value of the Exchangeable Shares is based on $4.17 per share, being the average trading price of the Company’s common shares for the five days prior to and following August 14, 2006. These amounts have been included in Consulting Expense.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
3.	ACQUISITIONS - (continued)
a)	Oilsands Quest Sask Inc. — (continued)

The Company has consolidated the operating results of OQI Sask from its commencement of operations on September 24, 2004. The total purchase price of acquiring the non-controlling interest in OQI Sask on August 14, 2006 was $319,022,948, calculated at 76,504,304 Exchangeable Shares to be issued multiplied by $4.17 per share. The fair value of the Exchangeable Shares was based on the average trading price of the Company’s common shares for the five days prior to and following August 14, 2006. The total purchase price of $319,022,948 has been allocated as follows:

Consideration comprised of:

Fair value of Exchangeable shares	$319,022,948

Purchase price allocation:

Property	451,525,810
Deferred income taxes	(132,502,862)

Net assets acquired	$319,022,948

This purchase price allocation was based on the fair value of the underlying assets and recognizes that all other assets and liabilities of OQI Sask were carried at fair value.
As a part of the reorganization, OQI may issue up to an aggregate of 76,504,304 shares of OQI common stock of which 28,237,015 have been issued, 33,527,359 may be issued on the exchange of Exchangeable Shares and the balance to be issued on the exercise of OQI Sask options and warrants into Exchangeable Shares and their subsequent exchange. The cost of the Exchangeable Shares to be issued on the exercise of outstanding OQI Sask stock options and warrants is included in the purchase price of the acquisition. Any future proceeds received from the exercise of OQI Sask options or warrants will be credited to Additional Paid-in Capital.
b)	Western Petrochemicals Corp. (“Western Petrochemicals”)

On April 21, 2005 OQI issued 10,728,124 common shares for a 97.53% interest in Western Petrochemicals, which held the permits to the Pasquia Hills, Oil Shale Project (note 4(b)). At the time the shares were issued Western Petrochemicals’ liabilities exceeded its assets by $926,200 and this along with $2,209,219 for the common shares issued has been recorded as Pasquia Hill property acquisition costs. On April 6, 2006 OQI completed the purchase of the remaining 2.47% of Western Petrochemicals through the issuance of 271,865 common shares and recorded a Pasquia Hills property acquisition cost of $375,174.

c)	Township Petroleum Corporation (“Township”)

During the year ended April 30, 2006 OQI acquired all of the issued and outstanding shares of Township Petroleum Corporation, a previously inactive Alberta company. Subsequently Township acquired the lease to the Eagles Nest prospect (note 4(c)).

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
3.	ACQUISITIONS - (continued)
d)	Acquisition of Stripper Energy Services Inc.

On August 15, 2006, the Company acquired all of the issued and outstanding shares of Stripper Energy Services Inc (“Stripper”) for $17,948,722, which amount includes $116,349 in interest and working capital adjustments. Stripper is a private inactive Alberta company, whose sole asset is a 2.5% GORR on certain permit lands held by OQI Sask. The total purchase price of $17,948,722 has been allocated as follows:

Consideration comprised of:

Cash Paid	$17,948,722

Purchase price allocation:

Property	25,406,544
Deferred income taxes	(7,457,822)

Net assets acquired	$17,948,722

To partially fund the acquisition, OQI completed a private placement of 4,150,000 shares of its common stock for gross proceeds of $15,770,000, which according to the terms of the private placement were used for the purchase of Stripper. No commissions were paid in connection with this private placement (note 13(f)).

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
4.	PROPERTY & EQUIPMENT

	OQI Sask	Pasquia Hills,
	Oil Sands	Oil Shale	Eagles Nest,
	Exploration	Exploration	Oil Sands
	Permits	Permits	Lease	Total

Property

Balance April 30, 2005	$2,360,771	$3,412,692	$—	$5,773,463
Acquisition of property	10,055,220	441,956	852,459	11,349,635

Balance April 30, 2006	12,415,991	3,854,648	852,459	17,123,098
Additions to property	47,628,512	—	164,475	47,792,987
Excess of OQI Sask share acquisition costs over book value	16,752,262	—	—	16,752,262
Acquisition of minority interest	451,525,810	—	—	451,525,810
Reclass of minority interest at date of acquisition to property	(16,323,010)	—	—	(16,323,010)

Balance April 30, 2007	$511,999,565	$3,854,648	$1,016,934	$516,871,147

Equipment

Balance April 30, 2006				—
Additions to Equipment				3,797,821
Accumulated Depreciation				(367,827)

Balance April 30, 2007				3,429,994

Total Property & Equipment at April 30, 2007				$520,301,141

a)	OQI Sask Oil Sands Exploration Permits
On September 29, 2004, OQI Sask acquired a 49% interest in certain Oil Shale Exploration Permits (“the Permits”) in northwestern Saskatchewan near the Alberta border. The 49% interest in the permits was acquired from a third party for $769,125, the issuance of 50,000 OQI common shares, with a fair value of $19,000, and a 2.5% gross overriding royalty (the “2.5% GORR”). On May 3, 2005, OQI Sask acquired the remaining 51% interest in the Permits for $1,202,131, 2 million OQI common shares, with a fair value of $640,000 and the assumption of $0.11 per barrel in royalties which may be bought down to $0.04 per barrel at any time by paying $7,000,000. The fair value of the shares issued was based on the market trading prices at the date of the transactions.
The Permits are granted by the Province of Saskatchewan under the Oil Shale Regulations, 1964 subject to amendment from time to time, and provide for the right to explore and work the permit lands in the Province of Saskatchewan for a term of five years to May 31, 2009 or until a lease has been granted for their development. Subsequent to April 30, 2007, the regulations were updated for current market condition and technical considerations by the Province of Saskatchewan.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
4.	PROPERTY & EQUIPMENT - (continued)
a)	OQI Sask Oil Sands Exploration Permits - (continued)
The Permits granted by the Province of Saskatchewan required the relinquishment of 40% of the total acreage covered by the permits by the first anniversary date of the permits (May 31, 2005) and relinquishment of 40% of the remaining acreage by the second anniversary date (May 31, 2006). In addition to the above relinquishment requirements, under the governing regulations, OQI Sask is required to make annual rental payments and meet annual expenditure requirements in order to maintain the permit lands as reduced by the relinquishments.
In accordance with the terms of the Permits, OQI relinquished 40% of the total acreage covered by the Permits on May 31, 2005, and was required to relinquish another 40% of the remaining acreage by May 31, 2006. Prior to May 31, 2006, OQI Sask obtained an extension of the 2006 relinquishment to June 1, 2007 and on June 1, 2007, OQI Sask was granted an extension to July 9, 2007. The Company completed the second relinquishment on July 9, 2007. As at April 30, 2007, the Permits comprised an area of approximately 847,000 acres and following the relinquishment on July 9, 2007, comprise an area of approximately 508,000 acres.
The annual rentals are payable in advance as to $0.045 ($0.05 CDN) per acre for the current (third) year. On May 7, 2007, the province updated the regulations requiring annual rentals of $0.09 ($0.10 CDN) per acre during the term of the permit. The required exploration expenditures to hold the Permits were also increased to $0.72 ($0.80 CDN) per acre for each of the remaining years of the permits and $1.08 ($1.20 CDN) per acre for each year that the permit is extended. OQI Sask has paid all required annual rental payments and met all annual exploration expenditure requirements to April 30, 2007 to maintain the permits in good standing.
During the year ended April 30, 2007 the Company added $47,628,512 to the OQI Sask Oil Sands Exploration Permits, which included $25,406,544 for the acquisition of the 2.5% GORR through the acquisition of Stripper (note 3(d)) and four oil sands exploration permits in Alberta (the “Alberta Permits”) totaling 27,136 hectares (67,053 acres). The total consideration paid for these permits was $22,221,968 ($25,651,985 CDN). The Alberta Permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The Alberta Permits provide for the right to drill for, win, work and recover oil sands for a term of five years from the date of acquisition. The Alberta Permits are subject to annual rental payments of $1.28 ($1.42 CDN) per acre and can be converted to production leases following the completion of specified work requirements.
b)	Pasquia Hills, Oil Shale Exploration Permits
During the year ended April 30, 2004, OQI acquired from Western Petrochemicals the right to acquire a 60% joint venture interest in the Pasquia Hills oil shale project, covering approximately 700,000 acres located in the Pasquia Hills area of Saskatchewan. OQI also acquired the rights to a farm-in agreement on the Pasquia Hills land from a non-related company for 92,000 shares of common stock, valued at $36,114, and a cash payment of $29,923.
On April 21, 2005 OQI issued 10,728,124 common shares for a 97.53% interest in Western Petrochemicals. At the time the shares were issued, Western Petrochemicals liabilities exceeded its assets by $926,200, and this along with $2,209,219 for the common shares issued has been recorded as Pasquia Hill property acquisition costs. On April 6, 2006, OQI completed the purchase of the remaining 2.47% of Western Petrochemicals through the issuance of 271,865 common shares and recorded a Pasquia Hills property acquisition cost of $375,174.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
4.	PROPERTY & EQUIPMENT - (continued)
b)	Pasquia Hills, Oil Shale Exploration Permits - (continued)
During the year ended April 30, 2007, all of the original permits held expired and were returned to the Saskatchewan government. The Company then applied to the Province of Saskatchewan to reacquire the permits and was granted seven permits which currently cover approximately 406,000 acres located near Hudson Bay, Saskatchewan. The permits were granted under the Oil Shale Regulations, 1964 subject to amendment from time to time, and provide for the right to explore, mine, quarry and work the permit lands, but not to produce or recover oil shales except for test purposes until a lease has been granted. The permits were granted in 2006 and have a five-year term.
The annual rentals are payable in advance as to $0.045 ($0.05 CDN) per acre for the current (first) year. On May 7, 2007, the province updated the regulations requiring annual rentals of $0.09 ($0.10 CDN) per acre during the term of the permit. The required exploration expenditures to hold the Permits were also increased to $0.36 ($0.40 CDN) per acre for the second year of the permits, $0.72 ($0.80 CDN) per acre for the last three years of the permits and $1.08 ($1.20 CDN) per acre for each year that the permit is extended. OQI Sask has paid all required annual rental payments and met all annual exploration expenditure requirements to April 30, 2007 to maintain the permits in good standing.
c)	Eagles Nest, Oil Sands Lease
On June 1, 2005, Township entered into an agreement with three third parties (collectively the Triple 7 Joint Venture) to post, acquire, develop and produce oil sands deposits located in the Athabasca Region of Alberta, Canada (the Triple 7 Joint Venture Agreement). As a result of this agreement, Township acquired one lease consisting of approximately 22,800 acres (the “Eagles Nest, Oil Sands Lease”) at a cost of $727,187. Pursuant to the terms of this agreement OQI issued the Triple 7 Joint Venture 114,015 of its common shares with a fair value of $127,432, which was determined using the market price at the date of the transaction. Township has also agreed to pay the Triple 7 Joint Venture partners, as ongoing fees, $135,540 ($150,000 CDN) in cash or common shares of OQI (at the discretion of the Company) on the first and second anniversary dates of the agreement. Any shares issued under the agreement are subject to “piggyback” registration rights. On the third anniversary date and each subsequent anniversary date of the agreement, Township shall pay to the Triple 7 Joint Venture $406,620 ($450,000 CDN) until such time as the lease is surrendered or a commercial project has been identified. In the event that Township receives a feasibility study, conducted by an independent third party, that indicates that a commercial project is economic and wishes to construct a commercial project, Township is required to notify the Triple 7 Joint Venture. Upon commencement of construction of such a commercial project Township shall pay to the Triple 7 Joint Venture the sum of $5,421,600 ($6,000,000 CDN). In addition to such payments Township has granted each of the three Triple 7 Joint Venture partners a royalty in the acquired leases of $0.027 ($0.03 CDN) on each barrel of crude bitumen produced, saved and sold or $135,540 ($150,000 CDN) per Joint Venture Partner, per year, whichever is greater. Such royalty is governed by the royalty procedure, which stipulates, among other things, that the royalty will be secured by a lien, first charge or security interest on the royalty lands, and that the royalty is assignable or transferable subject to a right of first offer to Township.
To finance the acquisition of the project OQI issued convertible debentures pursuant to which Township also granted royalties as to $0.0052 ($0.0058 CDN), net after a buy back, on each barrel of crude bitumen produced, saved and sold from the project.
Pursuant to the terms of the lease Township’s lease rental payments to the Province are $29,146 ($32,256 CDN) per year.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
4.	PROPERTY & EQUIPMENT - (continued)
d)
During the year ended April 30, 2007 the Company had $3,797,821 in additions to equipment including the purchase of a portable residence camp facility and other field equipment in support of the Company’s activities.

5.	AVAILABLE FOR SALE SECURITIES
On April 7, 2004, OQI entered into an equity participation and farmout agreement with Energy 51, a private oil & gas company. Pursuant to this agreement OQI purchased 1,500,000 common shares of Energy 51 for $310,291.
OQI participated with Energy 51 in the Sylvan Lake and Barrhead oil and gas prospects and incurred exploration costs of $34,022 (2006 - $452,577) and $30,083 (2006 - $202,419).
On January 2, 2007, Energy 51 Inc. was amalgamated with Watch Resources Ltd (“Watch”), a public company engaged in the exploration and production of petroleum and natural gas traded on the TSX Venture Exchange. On amalgamation the 1,500,000 shares of Energy 51 Inc. held by OQI were replaced by 300,000 common shares of Watch.
The Company accounts for its interest in Watch as securities available for sale, and will carry the investment on its balance sheet as a current asset valued at the trading value of the securities on the balance sheet date.
6.	OTHER INVESTMENTS
Joint Ventures
During the years ended April 30, 2005 and 2006, OQI entered into four joint venture agreements to fund research and development relating to the improvement of bitumen recovery. During the year ended April 30, 2007 OQI incurred $175,944 (2006 - $234,433) related to these activities, which has been included in exploration costs.
On February 28, 2007, OQI sold its interests in these joint ventures to one of the remaining partners for consideration of $419,384 which has been credited to exploration costs. OQI’s rights and obligations under the agreements were assigned to and assumed by the purchasing partner and OQI was released from any further obligations and liabilities under the agreements.
7.	ACCOUNTS PAYABLE
Accounts payable consists of the following:

	April 30,	April 30,
	2007	2006

Accounts payable and accrued liabilities	$5,170,063	$2,369,645
Penalty share accrual (note 13(f))	—	17,312,623

	$5,170,063	$19,682,268

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
8.	LOAN PAYABLE
On March 21, 2007 the Company funded the acquisition of OQI Sask permit lands in Alberta (note 4(a)) pursuant to a line of credit from a Canadian bank under to a Credit Agreement dated as of March 19, 2007. OQI Sask was the borrower with OQI providing a secured guarantee. OQI Sask borrowed $22,589,681 ($25,000,000 CDN) under the Credit Agreement. The loan was repaid on May 4, 2007 and all security has been released.
9.	CONVERTIBLE DEBENTURES
During August 2005, to finance the acquisition of the Eagles Nest Prospect and other oil sands prospects, OQI entered into a private placement of its securities whereby OQI issued 8% convertible debentures with stock purchase warrants for an aggregate principal amount of $5,200,000 (the “Original Offering”). Under the terms of the Original Offering, the debentures were convertible to shares of OQI’s common stock at $0.40 per share. However, pursuant to the subscription agreement, amounts not expended on successful bids and associated costs were to be refunded on a pro-rata basis. The refunded amount totaled $4,472,813, as only $727,187 was used in connection with the acquisition of the Eagles Nest Oil Sands Lease and related costs. Under the terms of the Original Offering, the purchasers were to also receive bonus shares equal to 10% of the refunded amount allocable to the respective purchasers, which bonus shares were to be issued at the rate of $0.40 per share. Also, purchasers were to receive warrants based on one warrant per $0.40 invested, after the refunded amount had been distributed to the purchaser. The warrants are exercisable for two years from the issue date at an exercise price of $0.55 per share.
Effective August 31, 2005, some of the purchasers elected not to receive their pro-rata portion of the refund amount. Rather, those purchasers elected to be included under amended terms to the Original Offering (the “Amended Offering”). Under the terms of the Amended Offering, a purchaser would receive a new convertible promissory note in the amount of their principal investment not refunded which is convertible into shares of OQI’s common stock at a per share conversion price of $0.90 per share. The purchaser would also receive one warrant for each $0.90 of principal invested in the Amended Offering. Each warrant is exercisable to purchase one share of common stock at an exercise price of $1.30 per share for one year.
Of the total $5,200,000 raised in the Original Offering, $727,187 convertible notes were issued under the Original Offering along with 1,817,967 warrants to purchase that same number of common shares at $0.55 per share until September 19, 2007, $2,339,602 was refunded and in accordance with the original terms of the financing, 584,878 common shares with a value of 10% of the amount refunded were issued with a fair value of $233,951 based on the market trading price at the time of the transaction of $0.40 per share (recorded as a non-cash financing expense in 2006), $2,133,186 convertible notes were issued pursuant to the Amended Offering along with 2,370,206 warrants to purchase that same number of common shares at $1.30 per share until September 19, 2006 and 555,670 common shares with a fair value of $222,268 (based on the market trading price at the time of the transaction of $0.40 per share) were issued to consultants and included in consulting expenses in 2006.
In conjunction with the Original Offering and Amended Offering OQI has recorded a non-cash financing expense of $1,719,100 in 2006.
The subscription agreements relating to the Original Offering and Amended Offering contained certain registration rights for the shares of common stock issuable upon conversion of the notes, the exercise of the underlying warrants, bonus shares issued and shares issued to consultants. OQI failed to meet its registration right commitments on a timely basis and had accrued $315,151 in penalties in 2006. During the year ended April 30, 2006 OQI issued 1,758,253 common shares pursuant to the Original Offering and 2,319,200 common shares pursuant to the Amended offering. As at April 30, 2006 $55,929, including accrued penalties, remained outstanding under the Original Offering which was satisfied by the issuance of 179,961 common shares during 2007 and $239,999, including accrued penalties, remained outstanding under the Amended Offering which was satisfied by the issuance of 249,051 common shares during 2007.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
9.	CONVERTIBLE DEBENTURES - (continued)
The convertible debentures outstanding at April 30, 2006 were converted into 821,701 OQI common shares during the year ended April 30, 2007.
10.	DEFERRED INCOME TAX
a)	Deferred tax liability
The following summarizes the temporary differences that give rise to the deferred income tax liability at April 30, 2007:

	April 30,	April 30,
	2007	2006

Book value of property and equipment in excess of tax values	$(161,036,504)	$(1,080,821)
Non-capital loss carry-forwards tax benefit	21,749,442	—

	$(139,287,062)	$(1,080,821)

b)
Deferred income tax recovery differs from that which would be expected from applying the combined effective Canadian federal and provincial income tax rates of approximately 34% (2006 - 34%, 2005 - 34%) to loss before income taxes. The difference results from the following:

	April 30,	April 30,	April 30,
	2007	2006	2005

Expected current income tax recovery	$(25,926,107)	$(18,883,445)	$(1,782,941)
Stock-based compensation	13,516,901	—	—
Tax impact of flow-through expenditures	8,087,292	—	—
Depreciation	125,061	—	—
Unrecognized tax losses	—	18,861,489	1,743,556
Other	353,641	—	—
Impact of lower Canadian tax rate	1,535,780	—	—

	$(2,307,432)	$(21,956)	$(39,385)

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
11.	NON-CONTROLLING SHAREHOLDER INTEREST
The non-controlling shareholder interest as calculated to the date of acquisition by OQI was transferred to the OQI Sask property account.

	Common
	Shares	Amount

Balance, April 30, 2005	3,787,500	$448,224
Share of net loss of OQI Sask	—	(2,876,685)
Increase in interest arising from share issuances by OQI Sask
Private placement including 1,524,875 flow-through shares	1,721,075
Warrants exercised	549,450
Conversion of convertible note	904,434	7,164,062

Balance, April 30, 2006	6,962,459	4,735,601
Shares issued to non-controlling shareholders	5,875	10,518
Share of net loss of OQI Sask to date of acquisition	—	(5,151,083)
Non controlling shareholders interest in shares issued to OQI	—	16,727,974

Balance held by non-controlling interest at date of acquisition (representing 35.92% of total common shares outstanding)	6,968,334	16,323,010
Transferred to the OQI Sask property account on acquisition of the minority interest (see note 3(a) and 4)	(6,968,334)	(16,323,010)

Balance, April 30, 2007	—	$—

The following tables summarize information about OQI Sask share purchase warrants outstanding at April 30, 2007:

		Weighted Average
	Number	Exercise Price (CDN)

Issued and outstanding, April 30, 2005	5,875	$2.00
Issued	3,331,016	$4.95
Exercised	(1,120,878)	$1.90

Issued and outstanding, April 30, 2006	2,216,013	$6.48
Issued	—
Exercised	(2,200,013)	$6.52

Issued and outstanding, April 30, 2007	16,000	$2.00

The 16,000 warrants outstanding scheduled to expire on May 31, 2007 were exercised subsequent to April 30, 2007.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
11.	NON-CONTROLLING SHAREHOLDER INTEREST - (continued)
The following tables summarize information about OQI Sask stock options outstanding at April 30, 2007:

		Weighted Average
	Number	Exercise Price (CDN)

Issued and outstanding, April 30, 2005	300,000	$0.50
Granted	500,000	$5.40
Cancelled	(100,000)	$0.50

Issued and outstanding, April 30, 2006	700,000	$4.00
Granted	1,280,000	$21.40
Exercised	(205,000)	$3.32

Issued and outstanding, April 30, 2007	1,775,000	$16.55

	Number	Number	Weighted Average
Exercise	Outstanding at	Exercisable at	Remaining Contractual
Price (CDN)	Apr 30, 2007	Apr 30, 2007	Life
$0.50	100,000	100,000	2.54 Years
$3.00	100,000	100,000	3.26 Years
$6.00	610,000	610,000	3.79 Years
$25.00	915,000	615,000	4.01 Years
$50.00	50,000	12,500	4.26 Years

	1,775,000	1,437,500	3.81 Years

Stock-based compensation recorded in OQI Sask prior to the date of acquisition of $13,623,781 (2006 - $0, 2005 - $0) is included in the consolidated results as part of stock-based compensation expense.
OQI Sask options and warrants outstanding at April 30, 2007 represent 14,608,250 and 131,680 Exchangeable Shares, respectively, that may be issued as a result of the completion of the acquisition of the non-controlling interest in OQI Sask (see notes 3(a) and 12(b)).

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
12.	PREFERRED SHARES
a)	Series A Preferred Shares
As at March 9, 2006, OQI adopted a shareholders right plan and reserved 250,000 of its preferred shares for issuance pursuant to the exercise of the rights. The rights are designed to have certain anti-takeover effects and as such they will cause substantial dilution to a person or group that attempts to acquire OQI in a manner or on terms not approved by the board of directors of OQI. The rights, however, should not deter any prospective offer or willingness to negotiate in good faith with the board of directors, nor should the rights interfere with any merger or other business combination approved by the board of directors. To effect the shareholders rights plan OQI declared a distribution of one right to each outstanding share of common stock, payable to shareholders of record on March 23, 2006. After the record date, one right is issued with each share of common stock issued until the earlier of the distribution date (as defined in the plan), the redemption of the right by the Company, or termination of the right. This right will be attached to the underlying common share and remain with the common share should the common share be sold or transferred.
b)	Series B Preferred Stock
On August 14, 2006, OQI closed a reorganization agreement with OQI Sask, whereby OQI acquired the minority interest in OQI Sask, going from a 64.08% ownership interest to a 100% voting interest (the “Reorganization Agreement”). In connection with the Reorganization Agreement, OQI also entered into a Voting and Exchange Trust Agreement with OQI Sask and Computershare Trust Company of Canada (“CTC”), and a Support Agreement with OQI Sask. Collectively, these agreements are referred to as the “Acquisition Agreements.”
According to the Acquisition Agreements, OQI Sask common shares not held by OQI were exchanged for a new class of OQI Sask shares called Exchangeable Shares on the basis of 8.23 Exchangeable Shares for each OQI Sask common share. The Exchangeable Shares are exchangeable at any time on a one-for-one basis, at the option of the holder, for shares of OQI common stock. An Exchangeable Share provides the holder with economic terms and voting rights which are, as nearly as practicable, effectively equivalent to those of a share of OQI common stock. Holders of Exchangeable Shares have registration rights with respect to the resale of OQI common stock to be received upon exchanging the Exchangeable Shares into OQI shares. The holders of the Exchangeable Shares may receive up to an aggregate of 76,504,304 shares of OQI common stock (on a fully diluted basis) at each holder’s election. The Exchangeable Shares are represented for voting purposes in the aggregate by one share of OQI Series B Preferred Stock (the “Preferred Share”), which Preferred Share is held by CTC. CTC will in turn vote the one Series B Preferred Share as indicated by the individual holders of Exchangeable Shares. The one Preferred Share represents a number of votes equal to the total outstanding Exchangeable Shares on the applicable record date for the vote submitted to OQI shareholders.
Exchangeable shares issuable as a result of the Acquisition Agreements (note 3(a)):

		OQI Sask
		Exchangeable
		shares issuable
	OQI Sask	on exercise of	Total
	Exchangeable	OQI Sask options	Exchangeable
	shares	and warrants	shares
Acquisition date, August 14, 2006	57,349,388	19,154,916	76,504,304
OQI Sask options and warrants exercised	4,414,986	(4,414,986)	—
Exchangeable Shares exchanged into OQI common shares	(28,237,015)	—	(28,237,015)

Balance, April 30, 2007	33,527,359	14,739,930	48,267,289

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
13.	COMMON STOCK
a)	Authorized common shares
Upon receiving shareholder approval on October 30, 2006, the Company amended its Articles of Incorporation on October 31, 2006 to increase its authorized common shares to 500,000,000 from 250,000,000.
b)	Shares issued for services
During the year ended April 30, 2006 OQI issued 2,000,000 common shares pursuant to an agreement for advertising and promotion, with a fair value of $860,000 paid to a private company with a director in common. OQI also issued 3,200,000 common shares pursuant to consulting agreements, with a fair value of $6,080,000, whereby the shares were earned evenly over a six-month period ending May 2006. The Company also issued 584,878 bonus common shares, with a fair value of $233,951, pursuant to a convertible debt agreement that has been included in non-cash financing expenses. The fair value of the shares issued was based on the market trading prices at the date of the transactions. The Company issued 5,962,067 common shares pursuant to agreements with employees and consultants and has recorded related expenses as to $1,120,898 in consulting, $352,686 in exploration which includes $233,333 related to the Anhydride Petroleum Limited Partnership, $27,000 in office, $36,000 in professional fees and $599,475 in advertising and promotion costs. These transactions were recorded at the fair value of the shares issued based on market trading prices at the date of the transaction.
c)	Settlement with Anhydride Canada Creditors
During the year ended April 30, 2004, in an attempt to settle outstanding liabilities of Anhydride Canada, OQI made an offer to creditors to settle outstanding debts for shares of OQI with a fair value of $0.10 per share for every $0.15 CDN of debt held. The offer was based on the market trading price for the Company’s stock at the time of the original proposal to creditors. In May 2003 when the proposal was made the price fluctuated in the range of $0.09 to $0.12 per share. OQI received acceptances from creditors that represent 2,776,560 OQI common shares. OQI has issued 814,660 common shares pursuant to these agreements since May 2003 and has reserved 1,961,900 common shares for further issuances. No common shares were issued during the year ended April 30, 2007 pursuant to these agreements. Anhydride Canada was sold to a third party on October 31, 2005.
d)	Anhydride Petroleum Limited Partnership
Pursuant to an agreement between OQI and Anhydride Petroleum Limited Partnership (the “Limited Partnership”), a non-related entity, OQI agreed to acquire the interests of the Limited Partnership for 3,220,000 common shares of OQI during the year ended April 30, 2004 as part of the Company’s attempt to settle with creditors in a drilling venture which was deemed uneconomic at the time. During the year ended April 30, 2005, 886,666 of these shares were issued and charged to exploration at $0.10 per share. The balance of the shares were issued during the year ended April 30, 2006 and $233,333 was charged to exploration expense.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
13.	COMMON STOCK - (continued)
e)	Debt Settlement
During the year ended April 30, 2005 OQI entered into three private placements whereby for the settlement of $474,594 of debt it issued 1,906,000 common shares and 1,586,508 warrants to purchase that same number of common shares at $0.35 each until September 14, 2006. During the year ended April 30, 2005, OQI also converted debt related to convertible debentures in the amount of $3,228,842 and issued 14,207,668 common shares. Included in this amount was $595,000 in debt owed to related parties through the issuance of 2,380,000 common shares and 2,380,000 warrants to purchase that same number of common shares at $0.34 per share until September 30, 2005. In addition, the Company issued 493,493 common shares for property acquisitions of $48,856 during the year ended April 30, 2005. The fair value of the shares issued was based on the market trading prices at the date of the transactions.
During the year ended April 30, 2006, OQI settled $366,000 of debt owed by Western Petrochemicals through the issuance of 850,000 common shares. The fair value of the shares issued was based on the market trading prices at the date of the transaction. In addition, the Company issued 8,171,857 common shares for $5,092,997 related convertible debentures during the year ended April 30, 2006.
f)	Private Placements of Common Shares
During the year ended April 30, 2006 OQI completed a private placement of 15,268,000 units at $1.50 per unit whereby it issued 15,268,000 common shares and 7,634,000 warrants exercisable at $2.00 until December 12, 2007. Pursuant to this placement OQI paid consultants $390,870 in cash plus 260,580 warrants exercisable at $2.00 on similar terms as the issued warrants. In conjunction with this financing OQI also granted the investors and consultants certain registration rights whereby OQI undertook to file a resale registration statement covering the shares and shares underlying the warrants within sixty days of closing, otherwise a 2% penalty for each month or part month was payable. In addition, OQI had to respond to any queries on that resale registration statement within two weeks of receipt or else be subject to an additional penalty as to 2% for each two weeks thereafter. The penalties were payable, at the unit-holders election, in either common shares or cash at $1.75 per penalty share. Any penalty shares would also be qualified for resale by the same registration statement. OQI filed the required registration statement on August 3, 2006 and issued 2,889,371 common shares with a fair value of $17,312,623. The penalty shares issued were valued at the closing market share price at the time they became due. The share prices used in calculating the fair value ranged form $4.92 to $8.30 per share.
On July 6, 2006 OQI completed a private placement of 5,668,100 flow-through common shares for gross proceeds of $33,684,009 ($37,409,460 CDN). Because these common shares were issued on a flow through basis the proceeds must be used for exploration in Canada and the tax benefits from that exploration will flow through to the subscribers. In conjunction with this financing OQI paid investment banking fees of $1,852,659 and entered into a subscription agreement with OQI Sask whereby it purchased 703,054 OQI Sask flow-through common shares for $33,684,048.
At December 31, 2006, the Company renounced the tax benefits of the above financing to the subscribers. To April 30, 2007 OQI Sask has expended $28,648,264 ($31,836,401 CDN) on exploration in Canada and the tax impact of these expenditures has been recorded. The balance of $5,035,745 ($5,573,059 CDN) is outstanding to be expended by OQI Sask.
In August 2006 OQI completed a private placement of 4,150,000 shares of its common stock for gross proceeds of $15,770,000. No commissions were paid in connection with the Offering. According to the terms of the private placement, the gross proceeds were used for the purchase of the shares of Stripper (see Notes 3(d) and 4(a)).

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
13.	COMMON STOCK - (continued)
f)	Private Placements of Common Shares - (continued)
On March 6, 2007 the Company entered into an underwriting agreement for a private placement with a syndicate of underwriters to issue up to 5,320,000 shares of the Company’s common stock issued on a flow-through basis at a price of $4.82 ($5.64 CDN) per share for an aggregate gross proceeds of $25,642,400 ($30,004,800 CDN). Under the terms and conditions of the underwriting agreement, in the event that less than 5,320,000 Flow-Through Shares are sold to investors, the underwriters agreed to purchase the shares not purchased by investors. In consideration for the services of the underwriters, the Company agreed to pay a fee equal to $0.241($0.282 CDN) (or 5%) for each Flow-Through Share issued by the Company. The Company agreed to reduce the price per share to $5.13 CDN if the Company did not file a resale registration statement with the U.S. Securities and Exchange Commission within 60 days from the date of closing. Such reduction in price was to be satisfied by issuing to the subscribers 0.1 of a flow-through share for each flow-through share subscribed.
On March 6, 2007 and March 9, 2007, under the terms and conditions of the underwriting agreement, the Company issued 3,155,834 common shares on a flow-through basis for gross proceeds of $15,211,120 ($17,798,904 CDN). These common shares have been issued on a flow through basis whereby the proceeds must be used for exploration in Canada and the tax benefits from that exploration will flow through to the subscribers. No amounts have been expended on exploration to April 30, 2007. The Company will renounce the tax benefits to the subscribers at December 31, 2007. The Company fulfilled its obligation to file a resale registration statement under the terms of the private placement on May 4, 2007 and as such no reduction in price is required.
The March 6, 2007 and March 9, 2007 flow-through private placements were issued at a premium to the then market price in recognition of the tax benefits accruing to subscribers. In accordance with US GAAP the premium is recorded as a current liability and will be drawn down as a reduction of the Deferred Tax expense as flow through expenditures are incurred.
g)	Subsequent to April 30, 2007, the Company issued 13,900,000 common shares and 2,164,166 Flow-Through common shares (Note 23).

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
14.	STOCK OPTIONS
As at April 30, 2007, OQI had outstanding options to purchase that same number of shares as follows:

	Stock option	Exercise		Number of Options
Plan	Expiry Date	Price	2007	2006	2005
SOP 2002	15-May-05	$0.25	—	—	225,000
SOP 2003(c)	2-Feb-06	$0.30	—	—	100,000
SOP 2000	21-Aug-06	$0.27	—	—	850,000
SOP 2005(b)	20-Oct-07	$1.50	200,000	400,000	—
SOP 2006	1-Jan-07	$1.70	—	300,000	—
SOP 2006	1-Jan-08	$2.00	400,000	400,000	—
SOP 2006	1-Nov-08	$2.58	600,000	600,000	—
SOP 2006	8-Feb-08	$4.62	250,000	250,000	—
SOP 2006	17-Feb-09	$4.57	250,000	250,000	—
SOP 2006	9-Mar-08	$4.60	250,000	250,000	—
SOP 2006	1-May-11	$6.75	1,000,000	—	—
SOP 2006	14-Aug-11	$6.75	1,000,000	—	—
SOP 2006	1-May-12	$6.75	1,000,000	—	—
SOP 2006	1-May-13	$6.75	1,000,000	—	—
SOP 2006	18-May-08	$6.00	300,000	—	—
SOP 2006	18-May-09	$6.00	30,000	—	—
SOP 2006	23-Aug-08	$5.05	75,000	—	—
SOP 2006	23-Aug-11	$5.05	2,970,000	—	—
SOP 2006	5-Sep-11	$5.10	300,000	—	—
SOP 2006	27-Sep-11	$3.90	50,000	—	—
SOP 2006	2-Oct-11	$3.89	400,000	—	—
SOP 2006	1-Dec-11	$5.25	50,000	—	—

			10,125,000	2,450,000	1,175,000

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
14.	STOCK OPTIONS – (continued)
Included in the number of options outstanding as at April 30, 2007 are 5,343,194 options that have not yet vested:

44,444	options at $2.00 with an expiry date of January 1, 2008 that vest evenly until June 30, 2007;
1,000,000	options at $6.75 with an expiry date of May 1, 2012 which vest on May 1, 2007;
1,000,000	options at $6.75 with an expiry date of May 1, 2013 which vest on May 1, 2008;
1,413,750	options which vest as to 471,250 options each on anniversary dates between August 23 and December 1st in each of 2007, 2008, and 2009;
1,885,000
options which vest on or after dates between August 23 and December 1, 2009 as to 471,250 upon achieving a 750 million bitumen in place (“BIP”) barrel count defined as the high resource (P10) estimate of bitumen in place (as determined in accordance with national Instrument 51-101 “Standard of Disclosure for Oil and Gas Activities” issued by the securities regulatory authorities in Canada) and 471,250 options thereafter for each 250 million increase in the BIP barrel count.

5,343,194

A summary of the OQI’s stock option activity is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Balance, April 30, 2004	2,205,000	$0.24
Granted during year	2,749,900	$0.37
Exercised	(3,649,900)	$0.33
Expired	(130,000)	$0.29

Balance, April 30, 2005	1,175,000	$0.27
Granted during year	4,875,000	$1.76
Exercised	(3,375,000)	$0.58
Expired	(225,000)	$0.25

Balance, April 30, 2006	2,450,000	$2.82
Granted during year	8,540,344	$5.83
Exercised	(705,344)	$2.65
Cancelled	(160,000)	$5.05

Balance, April 30, 2007	10,125,000	$5.33

During the year ended April 30, 2007, 7,845,000 options were granted and were accounted for using the Black-Scholes option-pricing model, which resulted in a stock-based compensation expense of $26,131,811 (2006 - $1,315,505; 2005 - $68,552). In addition, 205,344 bonus shares and 330,000 options accrued at April 30, 2006 under the 2006 option plan were issued. The cost of the bonus shares was accrued at April 30, 2006 based on the market value of the Company’s stock at the time and the options were recorded at intrinsic value under the accounting policy in place at the time. As at April 30, 2007 the Company also had an unrecognized stock-based compensation expense of $6,304,011 which will be recorded in future periods as options vest.
In addition to the above, OQI Sask has 1,775,000 outstanding options which may be exercised and exchanged into Exchangeable Shares whereby up to an additional 14,608,250 OQI common shares may be issued (note 11).

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
15.	WARRANTS
OQI had the following warrants outstanding to purchase that same number of common shares as at April 30, 2007:

Expiry	Exercise
Date	Price	2007	2006	2005
14-Sep-05	$0.34	—	—	2,380,000
3-Nov-05	$0.35	—	—	1,791,627
14-Sep-06	$0.34	—	2,380,000	—
14-Sep-06	$0.35	—	—	6,647,963
19-Sep-06	$1.30	—	1,022,630	—
19-Sep-07	$0.55	104,883	568,111	—
12-Dec-07	$2.00	7,085,834	7,634,000	—
15-Dec-07	$2.00	1,500,000	1,500,000	—
6-Feb-08	$4.50	—	200,000	—
15-Dec-07	$1.75	165,350	260,580	—

		8,856,067	13,565,321	10,819,590

A summary of OQI’s share purchase warrant activity is as follows:

		Weighted
	Number	Average
	of Warrants	Exercise Price

Balance, April 30, 2004	2,666,666	$0.35
Issued during year	11,854,896	$0.35
Exercised	(3,701,972)	$0.26

Balance, April 30, 2005	10,819,590	$0.35
Issued during year	23,728,503	$1.31
Exercised - cash	(10,650,095)	$0.60
Exercised - cashless	(10,332,122)	$0.62
Expired/Cancelled	(555)	$0.35

Balance, April 30, 2006	13,565,321	$1.63
Exercised - cash	(2,129,241)	$1.34
Exercised - cashless	(2,380,000)	$0.34
Expired/Cancelled	(200,013)	$4.50

Balance, April 30, 2007	8,856,067	$1.98

In addition to the above, OQI Sask has 16,000 outstanding warrants which may be exercised and exchanged into Exchangeable Shares whereby up to an additional 131,680 OQI common shares may be issued (note 11).

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
16.	NON-CASH FINANCING EXPENSE
During the year ended April 30, 2007 OQI reported no (2006 - $34,047,988, 2005 - $1,959,557) non-cash financing expense. In the year ended April 30, 2006, as a result of OQI’s contractual commitment to file a re-sale registration statement with respect to a private placement done in December, 2005, OQI issued 2,889,371 common shares as a penalty for delays and recorded a non-cash financing expense of $17,312,623 (note 13(f)). In addition, OQI recorded non-cash financing costs of $16,735,365 related to warrants issued in conjunction with the private placement completed in December 2005 and the convertible debentures issued during the year. The fair value of the warrants was calculated using the Black-Scholes pricing model. In the year ended April 30, 2005, OQI reported non-cash financing expense of $1,959,557 being the value assigned to the beneficial conversion feature attached to convertible debentures issued in that year.
17.	GAIN ON EXTINGUISHMENT OF CERTAIN LIABILITIES
On October 31, 2005, the Company sold its interest in Anhydride Canada to a third party for nominal cash proceeds which resulted in the Company recording a gain on extinguishment of a liability of $736,782 pertaining to accounts payable of the subsidiary. During the year ended April 30, 2006, the Company also settled certain of its accounts with creditors of Western Petrochemicals resulting in a gain of $199,687 which was also recorded as a gain on extinguishment of a liability.
18.	RELATED PARTY TRANSACTIONS
The following non-arm’s length transactions occurred with parties who are directors, officers and stockholders of the Company during the year ended April 30, 2007, other than in the normal course of business:
(a)
OQI issued two former officers a total of 141,667 bonus shares with a fair value of $732,418 which was included in accounts payable at April 30, 2006. These shares were recorded at the fair market value on the date on the transaction based on the market trading price of $5.17 per share on June 27, 2006.

(b)
OQI has entered into employment agreements with its officers which require payment of up to twenty-four months salary (including bonuses and benefits) and the acceleration of the vesting of options on a change of control or termination without cause.

19.	COMPREHENSIVE LOSS

	Year Ended April 30,
	2007	2006	2005

Net loss	$68,794,741	$52,640,903	$5,109,073
Unrealized loss on available for sale securities	25,661	—	—
Exchange loss on translation	1,391,523	(421,919)	53,270

	$70,211,925	$52,218,984	$5,162,343

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
20.	COMMITMENTS
The following table sets out OQI’s expected future payment commitments as at April 30, 2007 and the estimated timing of such payments relating to corporate office and operations facility leases:

Office and Warehouse lease commitments	At April 30, 2007

Year 1	$217,983
Year 2	320,897
Year 3	297,334
Year 4	297,334
Year 5	288,861
> 5 Years	1,652,778

$3,075,187

The above totals include the Company’s commitment to enter into a ten year lease for new office space commencing on April 1, 2008.
21.	CORRECTION OF AN ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS
a)
Property and Other Comprehensive Income as originally reported as at April 30, 2006 have been restated to correct an error in the translation from Canadian to US funds of the OQI Sask balance sheet as follows:

	As Reported	As Corrected
	For the Year Ended	For the Year Ended	Effect of
	April 30, 2006	April 30, 2006	Correction

Property	$17,831,417	$17,123,098	$(708,319)
Other Comprehensive Income	$964,404	$256,085	$(708,319)
b)
The following schedule details the correction of an error in previously issued interim financial statements. The October 31, 2006 interim financial statements included certain post-reorganization, subsidiary level Stock-Based Compensation and Consulting Expenses which should have been eliminated on consolidation because the full cost was already included in the purchase price of the acquisition of the non-controlling (minority) interest of OQI Sask. The corrected Net Loss and Net Loss per Share for the six months ended October 31, 2006 are set out below.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
21.	CORRECTION OF AN ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS - (continued)
b) — (continued)

	As Reported	As Corrected
	For the Six Months Ended	For the Six Months Ended	Effect of
	October 31, 2006	October 31, 2006	Correction

Stock-Based Compensation Expense	$43,622,692	$33,211,022	$(10,411,670)
Consulting Expense	4,812,166	3,607,783	(1,204,383)
Other Expenses	(1,258,721)	(1,258,721)	—

Net Loss	$47,176,137	$35,560,084	$(11,616,053)

Net Loss Per Share	$0.38	$0.29

	As Reported	As Corrected	Effect of
	October 31, 2006	October 31, 2006	Correction

Additional Paid in Capital	$(508,080,717)	$(497,669,047)	$10,411,670
Properties	354,060,449	355,264,832	1,204,383

	$(154,020,268)	$(142,404,215)	$11,616,053

22.	COMPARATIVE FIGURES
Certain comparative figures have been reclassified to conform to current financial statement presentation.
23.	SUBSEQUENT EVENTS
On May 3, 2007, the Company issued 13,900,000 common shares at a price of $2.75 per share for gross proceeds of $38,225,000 pursuant to a private placement. In connection with the private placement, the Company paid an aggregate of $2,197,938 in fees to the agents pursuant to an agency agreement.
On May 3, 2007, the Company issued 2,164,166 Flow-Through common shares at a price of $3.44 ($3.85 CDN) per share for gross proceeds of $7,444,731 ($8,332,039 CDN) in a private placement pursuant to an amended underwriting agreement originally entered into on March 6, 2007 (note 13 (f)). In connection with this private placement, the Company received an additional payment of $3,499,419 ($3,873,857 CDN) from the Underwriters pursuant to their obligations under the underwriting agreement, as amended. The Company paid an aggregate of $551,305 ($610,295 CDN) in fees to the underwriters.

OILSANDS QUEST INC.
(Formerly CanWest Petroleum Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
23.	SUBSEQUENT EVENTS - (continued)
In conjunction with both private placements, the Company undertook to file a re-sale registration statement within 60 days of the closing of the private placements. The Company subsequently completed the undertaking within the 60 day time period.
Subsequent to April 30, 2007, the Board of Directors granted to an incoming director 100,000 stock options exercisable at $2.47 being the closing price on the date of grant.

EXHIBIT INDEX

Exhibit No.	Description
4.2	2006 Stock Option Plan, filed herewith.
10.9	Executive Employment Agreement (Amended and Restated) with T. Murray Wilson, dated September 22, 2006 and as amended effective August 1, 2007, filed herewith.
10.23	Credit Agreement dated 3/19/07 with Toronto-Dominion Bank, filed herewith.
10.24	Subscription Agreement for Flow-Through Shares, dated March 6, 2007, filed herewith.
10.25	Amending Agreement to Subscription Agreement for Flow-Through Shares, dated May 3, 2007, filed herewith.
10.26	Subscription Agreement between the Company and Subscribers, dated May 3, 2007, filed herewith.
21.1	Subsidiaries of the Registrant, filed herewith.
23.1	Consent of independent auditors, filed herewith.
31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.