Form 10-Q
period 2007-07-31
Oilsands Quest Inc
filed 2007-09-14
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
COMMISSION FILE NUMBER: 0-27659
OILSANDS QUEST INC.
(Exact name of issuer as specified in its charter)

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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of September 7, 2007, there were 186,471,800 shares of the Registrant’s $.001 par value Common Stock (“Common Stock”) outstanding.

OILSANDS QUEST INC.
(An Exploration Stage Company)
(Unaudited)
INDEX TO INTERIM FINANCIAL STATEMENTS

Unaudited Consolidated Balance Sheets	F-1

Unaudited Consolidated Statements of Operations	F-2

Unaudited Consolidated Statements of Stockholders’ Equity	F-3

Unaudited Consolidated Statements of Cash Flows	F-4

Unaudited Notes to Consolidated Financial Statements	F-5 to F-11

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

OILSANDS QUEST INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	July 31,	April 30,
	2007	2007
ASSETS
Current Assets:
Cash	$53,033,666	$34,393,871
Accounts receivable	1,594,680	1,283,415
Prepaid expenses	416,379	152,481
Available for sale securities	323,731	284,630

Total Current Assets	55,368,456	36,114,397

Property and Equipment (note 3)	524,235,842	520,301,141

Total Assets	$579,604,298	$556,415,538

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,681,013	$5,170,063
Loan payable (note 4)	—	22,589,681
Flow-through share premium liability (note 7)	3,866,043	2,535,187

Total Current Liabilities	8,547,056	30,294,931

Deferred Taxes	138,241,604	139,287,062

	146,788,660	169,581,993

STOCKHOLDERS’ EQUITY

Capital Stock
Preferred stock, par value of $0.001 each, 10,000,000 shares authorized 1 Series B Preferred share outstanding (note 6)	1	1
Common stock, par value of $0.001 each, 500,000,000 shares authorized 183,748,563 and 164,624,278 shares outstanding at July 31, 2007 and April 30, 2007 respectively	183,749	164,624

Additional Paid-in Capital	566,012,687	519,265,628
Deficit Accumulated During Exploration Stage	(137,626,093)	(131,435,609)
Other Comprehensive Income (Loss)	4,245,294	(1,161,099)

Total Stockholders’ Equity	432,815,638	386,833,545

Total Liabilities and Stockholders’ Equity	$579,604,298	$556,415,538

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

			From
			Inception on
	Three Months Ended		April 3, 1998
	July 31,		Through to
	2007	2006	July 31, 2007
Expenditures
Exploration costs	$5,041,518	$649,272	$42,891,762
Stock-based compensation expense	1,184,207	22,008,597	42,565,920
Consulting	—	1,867,423	14,203,844
Corporate salaries	759,888	—	3,228,548
Professional fees	464,863	573,338	4,227,688
Office	225,135	341,673	1,709,952
Depreciation	236,229	—	604,057
Transfer agent fee	26,217	11,390	631,660
Corporate communication	90,632	80,585	3,813,967
Travel	173,617	28,352	639,246
Board fees and expenses	74,056	—	321,080
Foreign exchange gain	(98,562)	—	(23,759)
Other Items	—	—	126,220
Interest and bank charges	593	23,005	1,019,591
Non-cash financing expense	—	—	36,472,143
Management fee	—	—	414,602

	8,178,393	25,583,635	152,846,521

Other Items
Interest income	(567,965)	(290,586)	(2,371,988)
Gain on extinguishment of certain liabilities	—	—	(936,469)
Net loss before income tax recovery and non-controlling shareholder interest	7,610,428	25,293,049	149,538,064
Income tax recovery	(1,419,944)	(196,441)	(3,788,717)

Net loss before non-controlling shareholder interest	6,190,484	25,096,608	145,749,347
Non-controlling shareholder interest	—	(5,151,083)	(8,123,254)

Net loss	$6,190,484	$19,945,525	$137,626,093

Net Loss Per Share	$(0.03)	$(0.17)

Weighted Average Number of Common Shares Outstanding	182,424,876	117,722,101

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity
(Unaudited)

							Deficit
							Accumulated
					Additional	Other	During the	Total
	Common Stock		Preferred Stock		paid-in	Comprehensive	Exploration	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stage	Equity

Balance, April 30, 2007	164,624,278	$164,624	1	$1	$519,265,628	$(1,161,099)	$(131,435,609)	$386,833,545
Common stock issued for:
Cash	16,335,716	16,336	—	—	49,678,027	—	—	49,694,363
Premium on flow-through shares allocated to liability	—	—	—	—	(1,493,275)	—	—	(1,493,275)
Exchange of Exchangeable Shares	2,788,569	2,789	—	—	(2,789)	—	—	—
Stock-based compensation expense	—	—	—	—	1,184,207	—	—	1,184,207
Share issue costs	—	—	—	—	(2,749,940)	—	—	(2,749,940)
Proceeds from exercise of subsidiary warrants and options (post reorganization)	—	—	—	—	130,829	—	—	130,829
Other comprehensive income
Unrealized gain on available for sale securities						39,101		39,101
Exchange gain on translation	—	—		—	—	5,367,292	—	5,367,292
Net loss	—	—	—	—	—	—	(6,190,484)	(6,190,484)

Balance, July 31, 2007	183,748,563	$183,749	1	$1	$566,012,687	$4,245,294	$(137,626,093)	$432,815,638

Balance, April 30, 2006	115,046,408	$115,046	—	—	$77,724,920	$256,085	$(62,640,868)	$15,455,183
Common stock issued for:
Cash	6,350,699	6,351	—	—	34,382,812	—	—	34,389,163
Settlement of debt	821,701	822	—	—	2,534,382	—	—	2,535,204
Stock-based compensation expense	—	—	—	—	22,008,597	—	—	22,008,597
Share issue costs	—	—	—	—	(1,945,299)	—	—	(1,945,299)
Other comprehensive income
Exchange loss on translation	—	—		—	—	(754,778)	—	(754,778)
Net loss	—	—	—	—	—	—	(19,945,525)	(19,945,525)

Balance, July 31, 2006	122,218,808	$122,219	—	—	$134,705,412	$(498,693)	$(82,586,393)	$51,742,545

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
	Three months Ended		on April 3, 1998
	July 31,		Through to
	2007	2006	July 31, 2007

Operating Activities
Net loss	$(6,190,484)	$(19,945,525)	$(137,626,093)
Non-cash adjustments to net loss
Stock-based compensation expense	1,184,207	22,008,597	42,565,920
Non-cash financing expense	—	—	36,472,143
Consulting expenses satisfied by shares	—	—	8,915,849
Flow-through share premium liability	(162,419)	—	(162,419)
Exploration costs paid in shares	—	—	578,684
Advertising and promotion for shares	—	—	1,459,475
Write-off of exploration property	—	—	856,359
Depreciation	236,229	—	604,057
Other	—	—	126,220
Gain on extinguishment of certain liabilities	—	—	(936,469)
Income tax recovery	(1,257,525)	(196,441)	(3,626,511)
Non-controlling shareholder interest	—	(5,151,083)	(8,123,254)
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	(524,979)	820,892	(922,371)
Accounts payable	(654,131)	431,837	6,591,072

Cash Used in Operating Activities	(7,369,102)	(2,031,723)	(53,227,338)

Investing Activities
Additions to property	(26,742)	(1,187,403)	(53,658,475)
Additions to equipment	(61,912)	—	(3,804,303)
Other investments	—	—	(416,799)

Cash Used in Investing Activities	(88,654)	(1,187,403)	(57,879,577)

Financing Activities
Issuance of shares for cash	46,944,423	32,443,864	143,837,420
Bank loan	(21,207,500)	—	—
Common stock returned to treasury	—	—	(15,212)
Convertible debentures	—	—	8,384,496
Deferred income taxes	—	—	1,120,206
Shares issued on exercise of subsidiary options and warrants post reorganization	130,829	—	1,186,414
Shares issued by subsidiary to non-controlling interest	—	10,518	7,663,666

Cash Provided by Financing Activities	25,867,752	32,454,382	162,176,990

Inflow of Cash	18,409,996	29,235,256	51,070,075
Effects of exchange rate changes on cash	229,799	(783,615)	1,963,591
Cash, Beginning of Period	34,393,871	22,127,315	—

Cash, End of Period	$53,033,666	$50,578,956	$53,033,666

Non-Cash Financing Activities
Common stock issued for properties	$—	$—	$3,837,442

Warrants granted on purchase of properties	$—	$—	$1,763,929

Common stock issued for services	$—	$—	$10,388,163

Common stock issued for debt settlement	$—	$2,535,204	$28,401,029

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
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
These consolidated financial statements have been prepared in accordance with United States of America Generally Accepted Accounting Principles (“US GAAP”) and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending April 30, 2008. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements and notes included herein have been prepared on a basis consistent with and should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended April 30, 2007 as filed in its annual report on Form 10-KSB.
The U.S. dollar is the functional currency for OQI (the parent company). The CDN dollar is the functional currency for OQI’s Canadian subsidiaries. The assets and liabilities of OQI’s Canadian subsidiaries are translated into U.S. dollars based on the current exchange rate in effect at the balance sheet dates. Canadian income and expenses are translated at average rates for the periods presented. Translation adjustments have no effect on net income and are included in other comprehensive income in stockholders’ equity. Gains and losses arising from transactions denominated in currencies other than the functional currency, which were not material for all periods presented, are included in the results of operations of the period in which they occur. Deferred taxes are not provided on translation gains and losses where OQI expects earnings of a foreign operation to be permanently reinvested.

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
3.	PROPERTY AND EQUIPMENT

	OQI Sask	Pasquia Hills,
	Oil Sands	Oil Shale	Eagles Nest,
	Exploration	Exploration	Oil Sands
	Permits	Permits	Lease	Total

Property

Balance April 30, 2007	$511,999,565	$3,854,648	$1,016,934	$516,871,147
Additions to property	26,742	—	—	26,742

Balance July 31, 2007	$512,026,307	$3,854,648	$1,016,934	$516,897,889

Equipment

Balance at April 30, 2007				$3,797,821
Additions to equipment				61,912
Accumulated depreciation				(604,057)

Balance July 31, 2007				$3,255,676

Property and Equipment				$520,153,565

Foreign exchange translation adjustment				4,082,277

Total Property and Equipment at July 31, 2007				$524,235,842

In accordance with the terms of the Saskatchewan exploration permits, OQI Sask completed the second and final relinquishment of its Saskatchewan permit lands on July 9, 2007. As at April 30, 2007, the Saskatchewan exploration permits comprised an area totaling 846,680 acres and following all relinquishments the Sask Permit Lands on July 9, 2007 comprised an area totaling 508,026 acres.
The OQI Sask Saskatchewan exploration permit lands constitute a single asset for accounting purposes. The carrying value of the OQI Sask Saskatchewan permit lands is supported by the estimated fair value of the 508,026 acres held after the above relinquishment.
Approximately 11% of the Company’s Property and Equipment is recorded in Canadian subsidiaries which use the CDN dollar as their functional currency. The foreign exchange translation adjustment reported above reflects the increase in the value of the CDN dollar as compared to the U.S. dollar from April 30, 2007 to July 31, 2007. The translation adjustment arises in the translation of the financial statements of Canadian subsidiaries from their CDN dollar functional currency to the U.S. dollar reporting currency.
4.	LOAN PAYABLE
On March 21, 2007 the Company funded the acquisition of OQI Sask permit lands in Alberta using a line of credit from a Canadian bank under a Credit Agreement dated March 19, 2007. OQI Sask was the borrower with OQI providing a secured guarantee. OQI Sask borrowed $22,589,681 ($25,000,000 CDN) under the Credit Agreement. The loan was repaid on May 4, 2007 and all security has been released.

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
5.	SUBSIDIARY OPTIONS AND WARRANTS OUTSTANDING
As detailed in the Company’s 2007 10-KSB filing, OQI acquired the non-controlling shareholder interest in OQI Sask in August 2006. Certain options and warrants issued by OQI Sask remained outstanding after the reorganization. On exercise, each OQI Sask option may be exchanged into 8.23 exchangeable shares which are exchangeable into OQI common shares. Transactions in OQI Sask options and warrants during the three months ended July 31, 2007 and OQI Sask options outstanding at July 31, 2007 are detailed below.
A summary of OQI Sask share purchase warrant activity is as follows:

		Weighted Average
	Number	Exercise Price (CDN)

Issued and outstanding, April 30, 2007	16,000	$2.00
Exercised	(16,000)	$2.00

Issued and outstanding, July 31, 2007	—

A summary of OQI Sask stock option activity is as follows:

		Weighted Average
	Number	Exercise Price (CDN)

Issued and outstanding, April 30, 2007	1,775,000	$16.55
Exercised	(18,000)	$6.00

Issued and outstanding, July 31, 2007	1,757,000	$16.55

	Number	Number	Weighted Average
Exercise	Outstanding at	Exercisable at	Remaining Contractual
Price (CDN)	July 31, 2007	July 31, 2007	Life

$0.50	100,000	100,000	2.29 years
$3.00	100,000	100,000	3.01 years
$6.00	592,000	592,000	3.55 years
$25.00	915,000	715,000	3.75 years
$50.00	50,000	12,500	4.01 years

	1,757,000	1,519,500	3.56 years

The 1,757,000 OQI Sask options outstanding at July 31, 2007 represent 14,460,110 Exchangeable Shares that may be issued as a result of the completion of the acquisition of the non-controlling interest in OQI Sask (see note 6).
6.	PREFERRED SHARES
As detailed in the Company’s 2007 10-KSB filing, OQI acquired the non-controlling shareholder interest in OQI Sask in August 2006. Holders of OQI Sask common shares received Exchangeable Shares which can be exchanged into shares of OQI common stock at each holder’s option. Transactions in Exchangeable Shares during the three months ended July 31, 2007 are detailed below. For voting purposes holders of Exchangeable Shares are represented by one outstanding Series B preferred share which carries a number of votes equal to the number of Exchangeable Shares then outstanding.

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
6.	PREFERRED SHARES — (continued)

		OQI Sask
		Exchangeable
	OQI Sask	Shares issuable	Total
	Exchangeable	on exercise of OQI	Exchangeable
	Shares	Sask options	Shares

Balance, April 30, 2007	33,527,359	14,739,930	48,267,289
OQI Sask options and warrants exercised	279,820	(279,820)	—
Exchangeable Shares exchanged into OQI common shares	(2,788,569)	—	(2,788,569)

Balance, July 31, 2007	31,018,610	14,460,110	45,478,720

7.	COMMON STOCK
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
The May 3, 2007 flow-through private placement was issued at a premium to the then market price in recognition of the tax benefits accruing to subscribers. In accordance with US GAAP, the premium is recorded as a current liability and will be drawn down as a reduction of deferred tax expense as the flow-through expenditures are incurred.

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
8.	STOCK OPTIONS
At July 31, 2007, OQI had outstanding options to purchase that same number of shares as follows:

	Stock option	Exercise	Number
Plan	Expiry Date	Price	of Options

SOP 2005(b)	20-Oct-07	$1.50	200,000
SOP 2006	1-Jan-08	$2.00	400,000
SOP 2006	1-Nov-08	$2.58	600,000
SOP 2006	8-Feb-08	$4.62	250,000
SOP 2006	17-Feb-09	$4.57	250,000
SOP 2006	9-Mar-08	$4.60	250,000
SOP 2006	1-May-11	$6.75	1,000,000
SOP 2006	14-Aug-11	$6.75	1,000,000
SOP 2006	1-May-12	$6.75	1,000,000
SOP 2006	1-May-13	$6.75	1,000,000
SOP 2006	18-May-08	$6.00	300,000
SOP 2006	18-May-09	$6.00	30,000
SOP 2006	23-Aug-08	$5.05	75,000
SOP 2006	23-Aug-11	$5.05	2,882,500
SOP 2006	5-Sep-11	$5.10	37,500
SOP 2006	27-Sep-11	$3.90	6,250
SOP 2006	2-Oct-11	$3.89	400,000
SOP 2006	1-Dec-11	$5.25	50,000
SOP 2006	29-Jun-12	$2.47	100,000

			9,831,250

Included in the number of options outstanding at July 31, 2007 are 3,980,000 options that have not yet vested:

1,000,000	options at $6.75 with an expiry date of May 1, 2013 which vest on May 1, 2008;
1,245,000	415,000 options which vest in each of 2007, 2008 and 2009 on anniversary dates between August 23 and December 1;
75,000	options at $2.47 which vest as to 25,000 on each of June 29, 2008, 2009, and 2010;
1,660,000
options which vest on or after dates between August 23 and December 1, 2009 as to 415,000 upon achieving a 750 million bitumen in place (“BIP”) barrel count defined as the high resource (P10) estimate of bitumen in place (as determined in accordance with national Instrument 51-101 “Standard of Disclosure for Oil and Gas Activities” issued by the securities regulatory authorities in Canada) and 415,000 options thereafter for each 250 million increase in the BIP barrel count.

3,980,000

A summary of OQI’s stock option activity is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Balance, April 30, 2007	10,125,000	$5.33
Granted during the three months ended July 31, 2007	100,000	$2.47
Cancelled	(393,750)	$5.05

Balance, July 31, 2007	9,831,250	$5.32

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
8.	STOCK OPTIONS — (continued)
In addition, the Board of Directors granted 44,000 bonus common shares to employees under the Company’s Stock Option Plan 2006 (SOP 2006). These bonus shares were issued subsequent to the end of the quarter upon completion of requisite regulatory filings. These bonus common shares were valued at the closing common share price on the date of grant and are accrued in accounts payable at July 31, 2007.
During the three months ended July 31, 2007, 100,000 options were granted and were accounted for using the Black-Scholes option-pricing model. As at July 31, 2007 the Company had an unrecognized stock option compensation expense of $4,490,279 which will be recorded in future periods as options vest.
As set out in Note 5 above, OQI Sask has 1,757,000 outstanding options which may be exercised and exchanged into Exchangeable Shares whereby up to an additional 14,460,110 OQI common shares may be issued (see note 6).
9.	WARRANTS
OQI had the following warrants outstanding to purchase that same number of common shares at July 31, 2007:

Expiry	Exercise	Number of
Date	Price	Warrants

19-Sep-07	$0.55	104,883
12-Dec-07	$2.00	6,885,834
15-Dec-07	$2.00	1,500,000
15-Dec-07	$1.75	93,800

		8,584,517

A summary of OQI’s share purchase warrant activity is as follows:

		Weighted
	Number	Average
	Of Warrants	Exercise Price

Balance, April 30, 2007	8,856,067	$1.98
Exercised	(271,550)	$1.93

Balance, July 31, 2007	8,584,517	$1.98

10.	COMPREHENSIVE LOSS

	Three months	Three months
	ended July 31,	ended July 31,
	2007	2006

Net loss	$6,190,484	$19,945,525
Unrealized gain on available for sale securities	(39,101)	—
Exchange gain on translation	(5,367,292)	754,778

	$784,091	$20,700,303

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
11.	COMPARATIVE FIGURES
Certain comparative figures have been reclassified to conform to current financial statement presentation.
12.	SUBSEQUENT EVENTS
(a)
Subsequent to July 31, 2007, the Board of Directors granted 4,142,000 stock options to employees and directors. The exercise price of options granted, based on the closing price of the Company’s stock on the date of grant, is $4.27 for 4,112,000 of the options and $5.04 for the remaining 30,000 options.

(b)
On August 13, 2007, the Company acquired five blocks of oil sands exploration licenses granted under The Petroleum and Natural Gas Amendment Regulations 2007 (Saskatchewan) for an aggregate cost of $2,140,233 ($2,249,089 CDN), plus an annual rental of $0.67 ($0.71 CDN per acre). The exploration licenses are for oil sands rights for a term of five years and cover a total of 109,920 acres.

(c)
On August 13, 2007, the company acquired an oil shale exploratory permit in the Pasquia Hills area granted under The Petroleum and Natural Gas Amendment Regulations 2007 (Saskatchewan) totaling 83,769 acres for a total work commitment of $286,972 ($301,568 CDN) during the first two years of the permit and a work commitment of $0.80 per acre for the remaining three years of the permit, plus an annual rental of $0.09 ($0.10 CDN) per acre.

(d)
Subsequent to July 31, 2007, the Company entered into a letter of intent respecting the purchase of certain royalty interests, which encumber the Saskatchewan Permit Lands and the purchase of a joint venture interest in the Triple 7 Joint Venture Agreement, which encumbers the Eagles Nest Prospect. Under the terms of the letter of intent, the Company or its subsidiaries may buyback certain royalty rights and the joint venture interest for consideration of $150,000 CDN and 750,000 common shares of OQI. The offer is subject to standard conditions and is expected to close on or before September 15, 2007. Following closing of this transaction, the obligations under the Triple 7 Joint Venture Agreement to make certain payments to partners will be reduced by one third and a $0.04 per barrel royalty will remain on the Saskatchewan Permit Lands.

(e)	Subsequent to July 31, 2007, 3,031,394 warrants and options have been exercised into the same number of OQI common shares for proceeds of $6,262,256.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement about Forward-Looking Statements
The following includes certain statements that may be deemed to be “forward-looking statements.” All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements. Such forward-looking statements include discussion of such matters as:
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
It is presumed that readers have read or have access to our 2007 Annual Report filed on Form 10-KSB which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis or Plan of Operations. All future payments in Canadian dollars have been converted to United States dollars using an exchange rate of $1.00 U.S. = $1.0657 CDN, which was the July 31, 2007 exchange rate. Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.
Overview
The following discussion addresses material changes in our results of operations for the three months ended July 31, 2007, compared to the three months ended July 31, 2006, and our financial condition since April 30, 2007.
•
During the three months ended July 31, 2007, $46.9 million, net of issuance costs, was raised through private placement share issuances and proceeds of warrant exercises to pre-fund the Company’s exploration programs and general corporate requirements for the next 12 months.

•
On May 4, 2007, the Company repaid a loan payable of $22.6 million originally incurred to fund the acquisition of oil sands exploration permits in Alberta adjacent to its Saskatchewan oil sands permits.

•
Exploration costs incurred during the three months ended July 31, 2007 were $5.0 million compared to $0.6 million during the same period in 2006 due to increased exploration activities summarized below.

•
The Company continued to advance its pre-commercialization evaluation studies of its Axe Lake Discovery, including opening a technical facility in Calgary and finalizing plans for a technical office in Regina, Saskatchewan.

During the three months ended July 31, 2007 the Company completed approximately 60 kilometres (37 miles) of 2-D seismic surveys, an extensive 21,000 kilometre (13,000 mile) airborne magnetic survey and conducted environmental activities related to a comprehensive $4 million CDN program of baseline environmental studies being conducted through the summer and fall of 2007 on its permit lands in Saskatchewan and Alberta. The Company’s base camp in Saskatchewan supported a daily work force of up to 55 people (employees and contractors). In tandem with field operations, the Company continued to advance the pre-commercialization evaluation studies of its Axe Lake Discovery. Activities being completed over the next twelve months include assessing and determining bitumen and reservoir characteristics and laboratory simulation testing of production recovery mechanisms, all to further define the location, extent and quality of the discovered resource. In addition, geological evaluation activities related to the winter 2006/2007 exploration program were ongoing with management completing its resource estimate of the Axe Lake Discovery and its estimate of the undiscovered resource potential on certain portions of the remainder of our Saskatchewan permits and the adjacent Alberta exploration permits in July 2007. The independent geological consultant’s resource estimate for the Axe Lake Discovery will be completed in the fall of 2007. The Company opened a technical facility in Calgary for its increasing geological and engineering workforce and finalized plans for a technical office in Regina, Saskatchewan opening later in 2007.
In accordance with the terms of the Saskatchewan exploration permits, the company completed the second and final relinquishment of its Saskatchewan permit lands on July 9, 2007. As at April 30, 2007, the Saskatchewan exploration permits comprised an area totaling 846,680 acres and following all relinquishments the Saskatchewan Permit Lands on July 9, 2007 comprised an area totaling 508,026 acres.
In June 2007, the Company submitted applications to the Saskatchewan Provincial government for approval of: Electrical Resistance Tomography (ERT); exploration drilling of up to 97 holes under non-frozen ground conditions; and miscellaneous use general construction (including road and airstrip construction) on the Saskatchewan Permit Lands. In July 2007, an application for an extensive 2-D and 3-D seismic program for the Saskatchewan exploration permits was also submitted to the Saskatchewan Provincial government for approval under non-frozen ground conditions. In August 2007, the Company received approvals for three of four applications and is currently awaiting approval of the seismic survey application for its Saskatchewan exploration permits. Following submission of an application to the Alberta Provincial government for a major 2-D and 3-D seismic program on the oil sands permits adjacent to the Saskatchewan permits in early August, the Company received approval for this activity on August 24, 2007. As a result of these Alberta and Saskatchewan approvals, mobilization of services, personnel and equipment required to support the drilling and surveying operations has begun and drilling is expected to commence in mid-September.
No significant activities were undertaken on the Company’s Eagle’s Nest prospect and the Pasquia Hills prospect during the three months ended July 31, 2007.

The following is an overview of key activities planned for the Company’s oil sands activities during the upcoming 12 to 18 months:
•	evaluate drilling data and perform laboratory studies of bitumen characterization and recovery methods;
•	undertake computer reservoir modeling studies;
•	conduct environmental programs to establish base-line data and facilitate regulatory approvals;
•	develop engineering timelines and designs of pilot plan production testing facilities;
•	conduct advanced economic feasibility and risk assessment studies;
•	drill test wells to confirm laboratory studies;
•	initiate joint venture partnership negotiations for Axe Lake development; and
•	continue exploration in Saskatchewan and on adjacent Alberta permits.
Oilsands Quest will continue to work closely with communities in the northwest region of Saskatchewan and with all stakeholders to gain support for future development. A more complete overview and discussion of full-year expectations can be found in “Item 6. Management’s Discussion and Analysis or Plan of Operation” in our 2007 Annual Report on Form 10-KSB.
Liquidity and Capital Resources
On May 3, 2007, the Company issued 13,900,000 common shares at a price of $2.75 per share for gross proceeds of $38,225,000 pursuant to a private placement. In connection with the private placement, the Company paid an aggregate of $2,197,938 in fees to agents pursuant to an agency agreement.
On the same date the Company completed a private placement of flow through shares. The Company issued 2,164,166 Flow-Through common shares at a price of $3.44 ($3.85 CDN) per share for gross proceeds of $7,444,731 ($8,332,039 CDN) pursuant to an amended underwriting agreement originally entered into on March 6, 2007. These common shares have been issued on a flow-through basis whereby the proceeds must be used for exploration in Canada and the tax benefits from that exploration will flow through to the subscribers. The Company will renounce the tax benefits to the subscribers at December 31, 2007. In connection with this private placement, the Company received an additional payment of $3,499,419 ($3,873,857 CDN) from the underwriters pursuant to their obligations under the underwriting agreement, as amended. The Company paid an aggregate of $551,305 ($610,295 CDN) in fees to the underwriters.
During the three months ended July 31, 2007, the Company received aggregate proceeds of $525,213 on the exercise of OQI warrants and $130,829 on the exercise of OQI Sask options and warrants. Subsequent to the end of the quarter, the Company received aggregate proceeds of $6,262,256 on the exercise of 3,031,394 OQI warrants and options.
On May 4, 2007, the Company’s subsidiary, OQI Sask, repaid a bank loan which had been used to fund the acquisition of certain oil sands exploration permits in Alberta prior to April 30, 2007. OQI Sask was the borrower with OQI providing a secured guarantee. OQI Sask borrowed $22,589,681 ($25,000,000 CDN) which was repaid and all security was released.
On August 13, 2007, the Company acquired five blocks of oil sands exploration licenses granted under The Petroleum and Natural Gas Amendment Regulations 2007 in Saskatchewan for an aggregate cost of $2,140,233 ($2,249,089 CDN), plus an annual rental of $0.67 ($0.71 CDN per acre). The exploration licenses are for oil sands rights for a term of five years and cover a total of 109,920 acres.

In addition, the company acquired an oil shale exploratory permit in the Pasquia Hills area granted under The Petroleum and Natural Gas Amendment Regulations 2007 totaling 83,769 acres for a total work commitment of $286,972 ($301,568 CDN) during the first two years of the permit and a work commitment of $0.80 per acre for the remaining three years of the five year permit, plus an annual rental of $0.09 ($0.10 CDN) per acre. These acquisitions were funded from corporate funds on hand.
Subsequent to July 31, 2007, the Company entered into a letter of intent respecting the purchase of certain royalty interests, which encumber the Saskatchewan Permit Lands and the purchase of a joint venture interest in the Triple 7 Joint Venture Agreement, which encumbers the Eagles Nest Prospect. Under the terms of the letter of intent, the Company or its subsidiaries may buyback certain royalty rights and the joint venture interest for consideration of $150,000 CDN and 750,000 common shares of OQI. The offer is subject to standard conditions and is expected to close on or before September 15, 2007. Following closing of this transaction, the obligations under the Triple 7 Joint Venture Agreement to make certain payments to partners will be reduced by one third and a $0.04 per barrel royalty will remain on the Saskatchewan Permit Lands.
At September 7, 2007, the Company had approximately $54 million in cash on hand. Pursuant to the terms of its 2007 flow-through share private placements, the Company is required to spend $23.9 million ($25.0 million CDN) on qualifying resource property expenditures prior to December 31, 2008. The Company expects to expend this amount prior to the end of the current fiscal year. The Company believes it has sufficient funding and sources of capital for its planned activities to April 2008. Additional funding will be required if current planned activities are increased in scope, changes are made to current plans or if actual costs differ from estimates of current plans. Cash requirements over the next two years are expected to be in the $150 million to $300 million range and will be dependent on the results of the ongoing and planned exploration programs, progress towards commercialization of the Axe Lake Discovery and the ability to finance planned activities. It is expected that the Company will continue to need further funding, and we plan to fund future operations by way of financing, including a public offering or private placement of equity or debt securities. However, the Company cannot assure you that debt or equity financing will be available to it on acceptable terms, if at all, to meet these requirements. The Company has no revenues, and its operating results, profitability and future rate of growth depend solely on management’s ability to successfully implement the business plans and the ability to raise further funding.
As at September 7, 2007, the Company had 27 employees, including four seasonal employees at OQI Sask. Additional employees will be added as activity levels dictate and field exploration activities increase.
Changes in Financial Condition
The Company experienced a net loss of $6,190,484 or $0.03 per share for the three months ended July 31, 2007, compared to a net loss of $19,945,525 or $0.17 per share for the three months ended July 31, 2006. The Company expects to continue to incur operating losses and will continue to be dependent on additional equity or debt and or property joint ventures to fund its activities in the future.
Exploration costs for the three months ended July 31, 2007 were $5,041,518 (2006 — $649,272). $4,992,019 was expended on the OQI Sask Permit lands in Alberta and Saskatchewan and $49,499 was expended on other project areas. The increase over the same period in 2007 is related to increased exploration activities by the Company as summarized above.

Stock-based compensation expense for the three months ended July 31, 2007 of $1,184,207 (2006 - $22,008,597) is related to the issuance of options to directors, officers, employees and consultants. The fair value of the stock options was estimated using the Black-Scholes valuation model consistent with the provisions of SFAS No. 123R. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the options expected life and the expected price volatility determined using the historical volatility of the Company’s common stock. OQI has unrecognized stock based compensation costs of $4,490,279 related to unvested options which will be recognized in future periods as the options vest. Stock based compensation is a non-cash expense. In addition, the Board of Directors granted 44,000 bonus common shares to employees under the Company’s Stock Option Plan 2006 (SOP 2006). These bonus shares were issued subsequent to the end of the quarter upon completion of requisite regulatory filings. These bonus common shares were valued at the closing common share price on the date of grant and are accrued in accounts payable at July 31, 2007.
Consulting expenses for the three months ended July 31, 2007 were $NIL (2006 — $1,867,423) Consulting fees for the three months ended July 31, 2006 included $1,013,333 in stock based fees paid to the Company’s financial advisors and $854,090 paid to the Company’s officers, employees and consultants for services provided.
Professional fees for the three months ended July 31, 2007 of $464,863 (2006 — $573,338) included $153,434 paid for audit and review costs and SOX consulting and $208,974 in legal fees including costs associated with the Company’s common share private placements. Professional fees in 2006 included fees paid to auditors for audit and related work, legal costs and certain due diligence costs related to the reorganization with OQI Sask.
Corporate salaries during the three months ended July 31, 2007 were $759,888 (2006 — $Nil). Prior to the reorganization on August 14, 2006 the Company had minimal salaried employees. The Company was run primarily by consultants and their fees were reported under consulting expenses. Corporate salaries were not significant in 2006 and were included under office expense. Subsequent to the August 14, 2006 reorganization, operations have increased significantly and permanent employees have been engaged to operate the Company. The activity of and reliance upon consultants has been reduced significantly.
Office expenses for the three months ended July 31, 2007 were $225,135 (2006 — $341,673). Office expense in 2007 as compared to 2006 declined with the Company’s relocation to Calgary and the closure of its Vancouver office.
Transfer agent fees for the three months ended July 31, 2007 were $26,217 (2006 — $11,390). The increase over the same period in 2006 is due to additional costs associated with listing on the American Stock Exchange and an overall increase in treasury related activities.
Corporate communication expenses during the three months ended July 31, 2007 of $90,632 (2006 — $80,585) primarily included costs for communications with and corporate materials for the Company’s stakeholders.
Travel costs for the three months ended July 31, 2007 were $173,617 (2006 — $28,352). The increase over the same period in 2006 is due to an overall increased level of activity by the Company.
Board fees and expenses in the three months ended July 31, 2007 were $74,056 (2006 — $Nil). Prior to August 2006, Directors were not paid fees and were compensated with stock options only.

Interest and bank charges of $593 (2006 — $23,005) for the three months ended July 31, 2007 relate to bank service fees. In the same period in 2006, interest included $22,387 in interest on convertible debentures.
Excluding the impact of stock-based compensation expense for the three months ended July 31, 2006, which has significantly been reduced during the same period in 2007, the overall increase in 2007 costs over the same period in 2006 can be attributed to an overall increased level of exploration related activities by the Company.
Interest income for the three months ended July 31, 2007 was $567,965 (2006 — $290,586). Interest income increased over the same period in 2006 as the Company has pre-funded its exploration programs resulting in cash on hand which was invested in term deposits with two major Canadian banks.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the information included in Item 1. See “Description of Business — Risk Factors” in our 2007 Annual Report on Form 10-KSB.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that material information relating to Oilsands Quest Inc., including its consolidated subsidiaries, is made known to the officers who certify Oilsands Quest Inc.’s financial reports and to other members of senior management and the Board of Directors.
Based on their evaluation, OQI’s principal executive and principal financial officer have concluded that OQI’s disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934) were effective as of July 31, 2007 to ensure that the information required to be disclosed by OQI in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in OQI’s internal control over financial reporting during the three months ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, OQI’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities
Following are descriptions of all unregistered equity securities of the Company sold during the last fiscal quarter and as of September 7, 2007, excluding transactions that were previously reported on Form 10-KSB or Form 8-K during the period.
On June 29, 2007, pursuant to the Company’s 2006 Stock Option Plan, the Company issued 100,000 options to a director of the Company to purchase up to 100,000 shares of Common Stock at $2.47 per share until June 29, 2012, subject to vesting, as compensation for her appointment. The options were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act.
On July 5, 2007, pursuant to the Company’s 2006 Stock Option Plan, the Company granted 44,000 bonus shares to Company employees to be issued on August 1, 2007 as compensation for services. The bonus shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act.
On July 31, 2007, the Company issued 24,700 shares of Common Stock to investors upon the exercise of warrants. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D.
On August 1, 2007, the Company issued 125,000 shares of Common Stock to investors upon the exercise of warrants. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D.
On August 1, 2007, pursuant to the Company’s 2006 Stock Option Plan, the Company issued 4,112,000 options to directors, officers and employees of the Company. The options are exercisable to purchase up to 4,112,000 shares of Common Stock at $4.27 per share until August 1, 2012, subject to vesting, as compensation for services. The options were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act.
On August 16, 2007, the Company issued 600,000 shares of Common Stock to a former consultant of the Company upon the exercise of stock options. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act.
On August 17, 2007, the Company issued 107,500 shares of Common Stock to investors upon the exercise of warrants. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D.
On August 27, 2007, the Company issued 716,500 shares of Common Stock to investors upon the exercise of warrants. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D.
On August 28, 2007, the Company issued 30,000 shares of Common Stock to investors upon the exercise of warrants. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D.

On August 29, 2007, the Company issued 100,000 shares of Common Stock to investors upon the exercise of warrants. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D.
On August 31, 2007, pursuant to the Company’s 2006 Stock Option Plan, the Company issued 30,000 options to an employee of the Company to purchase up to 30,000 shares of Common Stock at $5.04 per share until August 31, 2012, subject to vesting, as compensation for services. The options were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act.
On August 31, 2007, the Company issued 6,250 shares of Common Stock to a former employee of the Company upon the exercise of stock options. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act.
On August 31, 2007, the Company issued 1,346,144 shares of Common Stock to investors upon the exercise of warrants. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D.
ITEM 6. Exhibits.

3.1	Articles of Incorporation, as amended. (1), (2), (3), (4), (5)

3.2	Bylaws, as amended. (6)

10.1	Amending Agreement to Subscription Agreement for Flow-Through Shares, dated May 3, 2007. (7)

10.2	Subscription Agreement between the Company and Subscribers, dated May 3, 2007. (7)

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10-SB, filed October 14, 1999; and Form 8-K, filed November 29, 2004.

(2)	Incorporated by reference from Form 10-QSB dated December 14, 2005.

(3)	Incorporated by reference from Form 8-K dated March 13, 2006.

(4)	Incorporated by reference from Form 8-K dated August 14, 2006.

(5)	Incorporated by reference herein from Form 10-QSB filed December 15, 2006.

(6)	Incorporated by reference herein from Form 8-K filed July 26, 2007.

(7)	Incorporated by reference herein from Form 10-KSB filed July 30, 2007.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

OILSANDS QUEST INC.
Date: September 14, 2007	By:	/s/ Christopher H. Hopkins
Christopher H. Hopkins, President,
Chief Executive Officer and Director

Date: September 14, 2007	By:	/s/ Karim Hirji
Karim Hirji, Chief Financial Officer and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Articles of Incorporation, as amended. (1), (2), (3), (4), (5)

3.2	Bylaws, as amended. (6)

10.1	Amending Agreement to Subscription Agreement for Flow-Through Shares, dated May 3, 2007. (7)

10.2	Subscription Agreement between the Company and Subscribers, dated May 3, 2007. (7)

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10-SB, filed October 14, 1999; and Form 8-K, filed November 29, 2004.

(2)	Incorporated by reference from Form 10-QSB dated December 14, 2005.

(3)	Incorporated by reference from Form 8-K dated March 13, 2006.

(4)	Incorporated by reference from Form 8-K dated August 14, 2006.

(5)	Incorporated by reference herein from Form 10-QSB filed December 15, 2006.

(6)	Incorporated by reference herein from Form 8-K filed July 26, 2007.

(7)	Incorporated by reference herein from Form 10-KSB filed July 30, 2007.