Form 10-Q
period 2007-10-31
Oilsands Quest Inc
filed 2007-12-14
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
COMMISSION FILE NUMBER: 001-32994
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of December 7, 2007, there were 204,904,731 shares of the Registrant’s $.001 par value Common Stock (“Common Stock”) outstanding.

OILSANDS QUEST INC.
FORM 10Q FOR THE QUARTER ENDED
OCTOBER 31, 2007
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
•	the amount and nature of future capital, exploration and development expenditures;

•	the timing of exploration and development activities;

•	business strategies and development of our business plan and exploration programs; and

•	potential estimates as to the volume and nature of petroleum deposits that are expected to be found present when lands are developed in a project.
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
It is presumed that readers have read or have access to our 2007 Annual Report filed on Form 10-KSB which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis or Plan of Operations. All future payments in Canadian dollars have been converted to United States dollars using an exchange rate of $1.00 U.S. = $0.9499 CDN, which was the October 31, 2007 exchange rate. Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.

OILSANDS QUEST INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	October 31,	April 30,
	2007	2007
ASSETS
Current Assets:
Cash and cash equivalents	$47,389,859	$32,393,871
Accounts receivable	2,487,044	1,283,415
Short-term investment (note 2)	2,000,000	2,000,000
Prepaid expenses	563,211	152,481
Available for sale securities	254,237	284,630

Total Current Assets	52,694,351	36,114,397

Property and Equipment (note 3)	618,631,964	520,301,141

Total Assets	$671,326,315	$556,415,538

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$11,964,063	$5,170,063
Loan payable (note 4)	—	22,589,681
Flow-through share premium liability (note 7)	3,862,157	2,535,187

Total Current Liabilities	15,826,220	30,294,931

Deferred Taxes	157,881,095	139,287,062

	173,707,315	169,581,993

STOCKHOLDERS’ EQUITY

Capital Stock
Preferred stock, par value of $0.001 each, 10,000,000 shares authorized 1 Series B Preferred share outstanding (note 6)	1	1
Common stock, par value of $0.001 each, 500,000,000 shares authorized 190,795,706 and 164,624,278 shares outstanding at October 31, 2007 and April 30, 2007 respectively	190,796	164,624

Additional Paid-in Capital	585,790,994	519,265,628
Deficit Accumulated During Exploration Stage	(158,064,764)	(131,435,609)
Other Comprehensive Income (Loss)	69,701,973	(1,161,099)

Total Stockholders’ Equity	497,619,000	386,833,545

Total Liabilities and Stockholders’ Equity	$671,326,315	$556,415,538

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

					From
	Three Months Ended		Six Months Ended		Inception on
	October 31,		October 31,		April 3, 1998 to
	2007	2006	2007	2006	October 31, 2007
Expenditures
Exploration costs	$17,509,171	$1,948,198	$22,550,689	$2,597,470	$60,400,935
Stock-based compensation expense	7,549,020	11,202,425	8,733,227	33,211,022	50,114,940
Corporate salaries	541,555	688,821	1,301,443	972,788	3,770,103
Professional fees	433,246	431,978	898,109	1,005,316	4,660,934
Depreciation	265,843	—	502,073	—	869,900
Office	197,939	169,287	423,074	486,132	1,907,891
Corporate communication	186,651	100,254	277,282	180,839	4,000,618
Foreign exchange (gain) loss	(88,632)	81,486	(187,193)	81,486	13,829
Board fees and expenses	82,267	85,617	156,323	85,617	403,347
Travel	69,813	80,795	243,430	109,147	709,059
Transfer agent fee	47,241	175,112	73,458	186,502	678,901
Interest and bank charges	463	1,776	1,054	24,781	1,020,052
Consulting	—	1,999,499	—	3,607,783	14,203,844
Non-cash financing expense	—	—	—	—	36,472,143
Management fee	—	—	—	—	414,602

	26,794,577	16,965,248	34,972,969	42,548,883	179,641,098

Other Items
Interest income	(541,906)	(450,956)	(1,109,870)	(741,542)	(2,913,894)
Gain on extinguishment of certain liabilities	—	—	—	—	(936,469)
Net loss before income tax recovery and non-controlling shareholder interest	26,252,671	16,514,292	33,863,099	41,807,341	175,790,735
Income tax recovery	(5,814,000)	(899,733)	(7,233,944)	(1,096,174)	(9,602,717)

Net loss before non-controlling shareholder interest	20,438,671	15,614,559	26,629,155	40,711,167	166,188,018
Non-controlling shareholder interest	—	—	—	(5,151,083)	(8,123,254)

Net loss	$20,438,671	$15,614,559	$26,629,155	$35,560,084	$158,064,764

Net Loss Per Share	$(0.11)	$(0.12)	$(0.14)	$(0.29)

Weighted Average Number of Common Shares Outstanding	187,430,122	130,054,507	184,927,498	123,888,304

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity
(Unaudited)

							Deficit
							Accumulated
					Additional	Other	During the	Total
	Common Stock		Preferred Stock		paid-in	Comprehensive	Exploration	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stage	Equity
Balance, April 30, 2007	164,624,278	$164,624	1	$1	$519,265,628	$(1,161,099)	$(131,435,609)	$386,833,545
Common stock issued for:
Cash	20,638,349	20,639	—	—	58,365,787	—	—	58,386,426
Premium on flow-through shares allocated to liability	—	—	—	—	(1,493,275)	—	—	(1,493,275)
Acquisition of royalty and Triple 7 joint venture interest	750,000	750	—	—	3,291,750	—	—	3,292,500
Employee compensation	44,000	44	—	—	116,387	—	—	116,431
Exchange of Exchangeable Shares	4,739,079	4,739	—	—	(4,739)	—	—	—
Stock-based compensation expense	—	—	—	—	8,733,227	—	—	8,733,227
Share issue costs	—	—	—	—	(2,773,486)	—	—	(2,773,486)
Proceeds from exercise of subsidiary warrants and options (post reorganization)	—	—	—	—	289,715	—	—	289,715
Other comprehensive income
Unrealized loss on available for sale securities						(30,393)		(30,393)
Exchange gain on translation	—	—		—	—	70,893,465	—	70,893,465
Net loss	—	—	—	—	—	—	(26,629,155)	(26,629,155)

Balance, October 31, 2007	190,795,706	$190,796	1	$1	$585,790,994	$69,701,973	$(158,064,764)	$497,619,000

Balance, April 30, 2006	115,046,408	$115,046	—	—	$77,724,920	$256,085	$(62,640,868)	$15,455,183
Common stock issued for:
Cash	11,207,802	11,208	—	—	50,974,105	—	—	50,985,313
Settlement of debt	3,523,727	3,524	—	—	18,689,096	—	—	18,692,620
Cashless exercise of warrants	2,213,953	2,214	—	—	(2,214)	—	—	—
Exchange of Exchangeable Shares	5,530,494	5,530	—	—	(5,530)	—	—
Preferred shares issued on reorganization	—	—	1	1	319,022,947			319,022,948
Stock-based compensation expense	—	—	—	—	33,211,022	—	—	33,211,022
Share issue costs	—	—	—	—	(1,945,299)	—	—	(1,945,299)
Other comprehensive income
Exchange loss on translation	—	—		—	—	(438,027)	—	(438,027)
Net loss	—	—	—	—	—	—	(35,560,084)	(35,560,084)

Balance, October 31, 2006	137,522,384	$137,522	1	$1	$497,669,047	$(181,942)	$(98,200,952)	$399,423,676

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception on
	Six Months Ended		April 3, 1998
	October 31,		Through to
	2007	2006	October 31, 2007

Operating Activities
Net loss	$(26,629,155)	$(35,560,084)	$(158,064,764)
Non-cash adjustments to net loss
Stock-based compensation expense	8,733,227	33,211,022	50,114,940
Income tax recovery	(7,067,639)	(1,096,174)	(9,436,624)
Depreciation	502,073	—	869,900
Flow-through share premium liability	(166,305)	—	(166,305)
Operating expenses paid with shares	116,431	—	11,070,439
Non-controlling shareholder interest	—	(5,151,083)	(8,123,254)
Non-cash financing expense	—	—	36,472,143
Gain on extinguishment of certain liabilities	—	—	(936,469)
Write-off of exploration property	—	—	856,359
Other	—	20,260	126,220
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	(1,286,181)	(180,953)	(1,683,574)
Accounts payable	5,659,940	578,581	12,905,143

Cash Used in Operating Activities	(20,137,609)	(8,178,431)	(65,995,846)

Investing Activities
Capital expenditures	(2,801,889)	(18,974,433)	(60,176,013)
Short-term investment	—	4,000,000	(2,000,000)
Other investments	—	—	(416,799)

Cash Used in Investing Activities	(2,801,889)	(14,974,433)	(62,592,812)

Financing Activities
Issuance of shares for cash	55,612,940	49,040,014	152,505,937
Bank loan	(21,207,500)	—	—
Shares issued on exercise of subsidiary options and warrants post reorganization	289,715	—	1,345,300
Shares issued by subsidiary to non-controlling interest	—	250,273	7,663,666
Convertible debentures	—	—	8,384,496
Deferred income taxes	—	—	1,120,206
Common stock returned to treasury	—	—	(15,212)

Cash Provided by Financing Activities	34,695,155	49,290,287	171,004,393

Inflow of Cash	11,755,657	26,137,423	42,415,735
Effects of exchange rate changes on cash	3,240,331	(421,963)	4,974,124
Cash, Beginning of Period	32,393,871	16,127,315	—

Cash, End of Period	$47,389,859	$41,842,775	$47,389,859

Non-Cash Financing Activities
Common stock issued for properties	$3,292,500	$—	$7,129,942

Warrants granted on purchase of properties	$—	$—	$1,763,929

Common stock issued for services	$116,431	$1,204,383	$10,504,594

Common stock issued for debt settlement	$—	$18,692,620	$28,401,029

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

These consolidated financial statements have been prepared in accordance with United States of America Generally Accepted Accounting Principles (“US GAAP”) and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending April 30, 2008. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements and notes included herein have been prepared on a basis consistent with and should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended April 30, 2007 as filed in its annual report on Form 10-KSB, however, certain comparative figures have been reclassified to conform to current financial statement presentation.

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

Additions to accounting polices presented at April 30, 2007:
a)	Short-term investment

Short-term investment consists of a Guaranteed Investment Certificate with an original maturity date greater then 90 days which is valued at the lower of cost or market.
3.	PROPERTY AND EQUIPMENT

	October 31,	April 30,
	2007	2007

OQI Sask Oil Sands Exploration Permits	$605,996,607	$511,999,565
OQI Sask Oil Sands Exploration Licences	2,450,978	—
Pasquia Hills Oil Shale Exploration Permits	3,854,648	3,854,648
Eagles Nest Oil Sands Lease	2,354,835	1,016,934
Equipment	4,977,507	3,797,821

	619,634,575	520,668,968
Less: Accumulated Amortization	1,002,611	367,827

Net Book Value	618,631,964	520,301,141

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
3.	PROPERTY AND EQUIPMENT — (continued)

The Company’s Property and Equipment is recorded in Canadian subsidiaries which use the CDN dollar as their functional currency. As a result, Property and Equipment includes a foreign exchange translation adjustment of $92,738,507 that is due to the increase in the value of the CDN dollar as compared to the U.S. dollar at April 30, 2007 and October 31, 2007. As the value of the CDN dollar continues to fluctuate as compared to the U.S. dollar it is expected that significant exchange translation adjustments will continue to occur in subsequent reporting periods. The translation adjustment arises in the translation of the financial statements of Canadian subsidiaries from their CDN dollar functional currency to the U.S. dollar reporting currency.

a)	OQI Sask Oil Sands Exploration Permits

The Company holds oil sands exploration permits in the Canadian provinces of Alberta and Saskatchewan.

On July 9, 2007, in accordance with the terms of the Saskatchewan exploration permits, OQI Sask completed the second and final relinquishment of its Saskatchewan permit lands. At April 30, 2007, the Saskatchewan exploration permits comprised an area totaling 846,680 acres and following all relinquishments the Saskatchewan permit lands comprised an area totaling 508,026 acres. The Saskatchewan permit lands constitute a single asset for accounting purposes and the carrying value of the Saskatchewan permit lands is supported by the estimated fair value of the 508,026 acres held after the final relinquishment.

At April 30, 2007, the Saskatchewan exploration permits were subject to two royalties totaling $0.11 per barrel, whereby one of the royalties for $0.07 per barrel could be acquired at any time by paying $7,000,000. On September 21, 2007, in conjunction with the acquisition of the interests of an external joint venture partner to the Triple 7 Joint Venture (note 3d)), the Company acquired the $0.07 per barrel royalty obligation for consideration of $99,980 ($100,000 CDN) cash plus the issuance of 500,000 shares of its common stock valued at $2,195,000 based on the September 20, 2007 closing market price of the shares. The Saskatchewan exploration permits are now only subject to $0.04 per barrel royalty.

b)	OQI Sask Oil Sands Exploration Licenses

On August 13, 2007, the Company acquired five oil sands exploration licenses totaling 109,920 acres granted under The Petroleum and Natural Gas Amendment Regulations 2007 (Saskatchewan) for an aggregate cost of $2,140,233 ($2,249,089 CDN). The oil sands licenses were acquired in a land sale bonus bid process and provide the opportunity to convert up to 100% of the license to a production lease on the basis of one section of land for every well that intersects an oil sands zone. Licenses are granted for a five year primary term and require annual rental payments of $0.75 ($0.71 CDN) per acre.

c)	Pasquia Hills, Oil Shale Exploration Permits

At April 30, 2007, the Company held approximately 406,000 acres located near Hudson Bay, Saskatchewan under exploration permits granted under the Oil Shale Regulations, 1964 subject to amendment from time to time.

On August 13, 2007, the Company acquired one additional oil shale exploratory permit granted under The Petroleum and Natural Gas Amendment Regulations 2007 (Saskatchewan) totaling 83,769 acres in the same area near Hudson Bay, Saskatchewan. This oil shale permit was acquired under a land sale work commitment bid for the first two years of the permit. The Company bid a total work commitment of $317,473 ($301,568 CDN) during the first two years of the permit and the permit requires a work commitment of $0.84 ($0.80 CDN) per acre for the last three years and $1.26 ($1.20 CDN) for each extension year plus annual rental payments of $0.11 ($0.10 CDN) per acre.

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
3.	PROPERTY AND EQUIPMENT — (continued)
d)	Eagles Nest, Oil Sands Lease

The Eagles Nest Oil Sands Lease was acquired in 2005 pursuant to a joint venture agreement (the Triple 7 Joint Venture Agreement). Under the Triple 7 Joint Venture Agreement the Company is required to make annual payments to each of three external joint venture partners to the agreement in the amount of $157,911 ($150,000 CDN); on commencement of construction of a commercial project pay a lump sum payment of $2,105,484 ($2,000,000 CDN) to each of the three external partners; and to pay a royalty at a rate of $0.032 ($0.03 CDN) per barrel of bitumen produced, saved or sold, subject to a annual minimum of $157,911 ($150,000 CDN) to each of the three external joint venture partners. On September 21, 2007, in conjunction with the acquisition of the royalty described in note 3a), the Company acquired all of the rights of one of the three external joint venture partners for consideration of $49,939 ($50,000 CDN) plus the issuance of 250,000 shares of the Company’s common stock valued at $1,097,500 based on the September 20, 2007 closing market price of the shares. The Company’s obligations under the Triple 7 Joint Venture Agreement have therefore been reduced by one third.

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

5.	SUBSIDIARY OPTIONS AND WARRANTS OUTSTANDING

OQI acquired the non-controlling shareholder interest in OQI Sask in August 2006. Certain options and warrants issued by OQI Sask remained outstanding after the reorganization. On exercise, each OQI Sask option may be exchanged into 8.23 Exchangeable Shares which are exchangeable into OQI common shares. Transactions in OQI Sask options and warrants during the six months ended October 31, 2007 and OQI Sask options outstanding at October 31, 2007 are detailed below.

A summary of OQI Sask share purchase warrant activity is as follows:

		Weighted Average
	Number	Exercise Price (CDN)

Issued and outstanding, April 30, 2007	16,000	$2.00
Exercised	(16,000)	$2.00

Issued and outstanding, October 31, 2007	—

A summary of OQI Sask stock option activity is as follows:

		Weighted Average
	Number	Exercise Price (CDN)

Issued and outstanding, April 30, 2007	1,775,000	$16.55
Exercised	(45,000)	$6.00

Issued and outstanding, October 31, 2007	1,730,000	$16.83

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
5.	SUBSIDIARY OPTIONS AND WARRANTS OUTSTANDING — (continued)

	Number	Number	Weighted Average
Exercise	Outstanding at	Exercisable at	Remaining Contractual
Price (CDN)	October 31, 2007	October 31, 2007	Life

$ 0.50	100,000	100,000	2.04 years
$ 3.00	100,000	100,000	2.75 years
$ 6.00	565,000	565,000	3.30 years
$25.00	915,000	715,000	3.50 years
$50.00	50,000	25,000	3.75 years

	1,730,000	1,505,000	3.32 years

The 1,730,000 OQI Sask options outstanding at October 31, 2007 represent 14,237,900 Exchangeable Shares that may be issued on exercise of the options as a result of the completion of the acquisition of the non-controlling interest in OQI Sask (see note 6).
6.	PREFERRED SHARES

As detailed in the Company’s 2007 10-KSB filing, OQI acquired the non-controlling shareholder interest in OQI Sask in August 2006. Holders of OQI Sask common shares received Exchangeable Shares which can be exchanged into shares of OQI common stock at each holder’s option. Transactions in Exchangeable Shares during the six months ended October 31, 2007 are detailed below. For voting purposes holders of Exchangeable Shares are represented by one outstanding Series B preferred share which carries a number of votes equal to the number of Exchangeable Shares then outstanding.

		OQI Sask
		Exchangeable
	OQI Sask	Shares issuable	Total
	Exchangeable	on exercise of OQI	Exchangeable
	Shares	Sask options	Shares

Balance, April 30, 2007	33,527,359	14,739,930	48,267,289
OQI Sask options and warrants exercised	502,030	(502,030)	—
Exchangeable Shares exchanged into OQI common shares	(4,739,079)	—	(4,739,079)

Balance, October 31, 2007	29,290,310	14,237,900	43,528,210

7.	COMMON STOCK

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

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
7.	COMMON STOCK — (continued)

The May 3, 2007 flow-through private placement was issued at a premium to the then market price in recognition of the tax benefits accruing to subscribers. In accordance with US GAAP, the premium is recorded as a current liability and will be drawn down as a reduction of deferred tax expense as the flow-through expenditures are incurred.

On September 21, 2007, the Company issued 750,000 common shares as part of the consideration provided for the purchase of a royalty which encumbered the Saskatchewan permit lands and the interests of one of the joint venture partners to the Triple 7 Joint Venture Agreement in the Eagles Nest Prospect (Note 3a) and d)).

8.	STOCK OPTIONS

At October 31, 2007, OQI had outstanding options under the Company’s Stock Option Plan 2006 (SOP 2006) to purchase that same number of shares as follows:

Stock option	Exercise	Number
Expiry Date	Price	of Options

1-Jan-08	$2.00	400,000
8-Feb-08	$4.62	250,000
17-Feb-09	$4.57	250,000
9-Mar-08	$4.60	250,000
1-May-11	$6.75	1,000,000
14-Aug-11	$6.75	1,000,000
1-May-12	$6.75	1,000,000
1-May-13	$6.75	1,000,000
18-May-08	$6.00	300,000
18-May-09	$6.00	30,000
23-Aug-08	$5.05	75,000
23-Aug-11	$5.05	2,870,000
2-Oct-11	$3.89	400,000
1-Dec-11	$5.25	50,000
29-Jun-12	$2.47	100,000
1-Aug-12	$4.27	4,112,000
31-Aug-12	$5.04	30,000
11-Oct-12	$4.60	150,000

		13,267,000

Included in the number of options outstanding at October 31, 2007 are 6,790,250 options that have not yet vested:

1,000,000	options at $6.75 with an expiry date of May 1, 2013 which vest on May 1, 2008;
717,500	options at $5.05 which vest as to 358,750 in each of 2008 and 2009 on August 23;
100,000	options at $3.89 which vest as to 25,000 in each of 2008 and 2009 on October 2;
18,750	options at $5.25 which vest as to 6,250 in each of 2007, 2008 and 2009 on December 1;
75,000	options at $2.47 which vest as to 25,000 on each of June 29, 2008, 2009, and 2010;
3,084,000	options at $4.27 which vest as to 1,028,000 in each of 2008, 2009 and 2010 on August 1;
22,500	options at $5.04 which vest as to 7,500 on February 28, 2007 and 15,000 on August 31, 2007;
112,500	options at $4.60 which vest as to 37,500 on each of October 11, 2008, 2009, and 2010;
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

6,790,250

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
8.	STOCK OPTIONS — (continued)

A summary of OQI’s stock option activity is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Balance, April 30, 2007	10,125,000	$5.33
Granted during the six months ended October 31, 2007	4,392,000	$4.25
Exercised	(806,250)	$2.32
Cancelled	(443,750)	$4.97

Balance, October 31, 2007	13,267,000	$5.17

In addition, the Board of Directors granted 44,000 bonus common shares to employees under the Company’s Stock Option Plan 2006 (SOP 2006). These bonus common shares were valued at the closing common share price on the date of grant, August 1, 2007.

As set out in Note 5 above, OQI Sask has 1,730,000 outstanding options which may be exercised and exchanged into 14,237,900 Exchangeable Shares.

During the six months ended October 31, 2007, 4,392,000 options were granted and were accounted for using the Black-Scholes option-pricing model. As at October 31, 2007, the Company had an unrecognized stock option compensation expense of $18,417,940 which will be recorded in future periods as options vest.

9.	WARRANTS

OQI had the following warrants outstanding to purchase that same number of common shares at October 31, 2007:

Expiry	Exercise	Number of
Date	Price	Warrants

December 12, 2007	$2.00	3,578,333
December 15, 2007	$2.00	1,500,000
December 15, 2007	$1.75	9,801

		5,088,134

A summary of OQI’s share purchase warrant activity is as follows:

		Weighted
	Number	Average
	Of Warrants	Exercise Price

Balance, April 30, 2007	8,856,067	$1.98
Exercised	(3,767,933)	$1.95

Balance, October 31, 2007	5,088,134	$2.00

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
10.	COMPREHENSIVE INCOME

	Three months ended		Six months ended October 31,
	July 31, 2007	October 31, 2007	2007	2006
Net Loss	$6,190,484	$20,438,671	$26,629,155	$35,560,084
Other comprehensive income
Unrealized (gain) loss on available for sale securities	(39,101)	69,494	30,393	—
Foreign exchange (gain) loss on translation	(5,367,292)	(65,526,173)	(70,893,465)	438,027

Total Comprehensive (Gain) Loss	$784,091	$(45,018,008)	$(44,233,917)	$35,998,111

The Foreign exchange gain on translation reported for the three months ended October 31, 2007 includes an adjustment in the amount of $17,162,267 related to the translation of purchase price adjustments to July 31, 2007.
11.	SUBSEQUENT EVENTS
(a)
On December 5, 2007, the Company issued 11,000,000 units at a price of $5.00 per unit for gross proceeds of $55,000,000 pursuant to a marketed public offering. Each unit is comprised of one common share and one-half of a common share purchase warrant with each whole warrant entitling the holder to purchase one common share of the Company for $6.75 per share for a period of 24 months following the closing of the offering.

(b)
On December 5, 2007, the Company issued 2,600,000 Flow-Through common shares at a price of $6.11 ($6.17 CDN) per share for gross proceeds of $15,886,000 ($16,042,000 CDN) in a marketed public offering.

(c)	Subsequent to October 31, 2007, 3,273,332 warrants and options have been exercised into the same number of OQI common shares for proceeds of $7,196,664.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion addresses material changes in our results of operations for the three months and six months ended October 31, 2007, compared to the three and six months ended October 31, 2006, and our financial condition since April 30, 2007.
•
During the six months ended October 31, 2007, $55.6 million, net of issuance costs, was raised through private placement share issuances and proceeds of warrant and option exercises to pre-fund the Company’s exploration programs and general corporate requirements.

•
On May 4, 2007, the Company repaid a loan payable of $22.6 million ($25.0 million CDN) originally incurred to fund the acquisition of oil sands exploration permits in Alberta adjacent to its Saskatchewan oil sands permits.

•
Exploration costs incurred during the six months ended October 31, 2007 were $22.6 million compared to $2.6 million during the same period in 2006 due to increased exploration activities summarized below.

•
The Company continued to advance its pre-commercialization evaluation studies of its Axe Lake Discovery, including opening a technical facility in Calgary, Alberta and finalizing plans for a technical office in Regina, Saskatchewan.

During the six months ended October 31, 2007 the Company completed approximately 60 kilometres (37 miles) of 2-D seismic surveys, it began an extensive 1,800 kilometre (1,118 mile) 3-D seismic survey by initiating the line-cutting element of the program and has continued conducting environmental activities relating to a comprehensive $4 million CDN program of baseline environmental studies being conducted through the summer and fall of 2007 on its permit lands in Saskatchewan and Alberta. The Company’s camps in Saskatchewan are being expanded to support planned increases in the daily work force of up to 450 people (employees and contractors) by mid-winter. In tandem with field operations, the Company continued to advance the pre-commercialization engineering, simulation and evaluation studies of its Axe Lake Discovery. Activities being completed over the next twelve months include assessing and determining bitumen and reservoir characteristics and laboratory simulation testing of production recovery mechanisms, all to further define the location, extent and quality of the discovered resource. In addition, geological evaluation activities related to the winter 2006/2007 exploration program were ongoing with management completing its discovered resource estimate of the Axe Lake Discovery and its estimate of the undiscovered resource potential on certain portions of the remainder of our Saskatchewan permits and the adjacent Alberta exploration permits. In November 2007, McDaniel & Associates completed an independent review and evaluation of the Axe Lake Discovered Resources based on data obtained from the results of drilling up to March 31, 2007 (the end of the winter 2006/07 drilling program) and other sources including the physical examination of cores and geophysical logs.
On July 9, 2007, in accordance with the terms of the Saskatchewan exploration permits, OQI Sask completed the second and final relinquishment of its Saskatchewan permit lands. At April 30, 2007, the Saskatchewan exploration permits comprised an area totaling 846,680 acres and following all relinquishments the Saskatchewan permit lands comprised an area totaling 508,026 acres. The Saskatchewan permit lands constitute a single asset for accounting purposes and the carrying value of the Saskatchewan permit lands is supported by the estimated fair value of the 508,026 acres held after the final relinquishment.

In June 2007, the Company submitted applications to the Saskatchewan Provincial government for approval of: Electrical Resistance Tomography (ERT); exploration drilling of up to 97 holes under non-frozen ground conditions; and miscellaneous use general construction (including road and airstrip construction) permits on the Saskatchewan permit lands. In July 2007, an application for an extensive 2-D and 3-D seismic program for the Saskatchewan permit lands was also submitted to the Saskatchewan Provincial government for approval under non-frozen ground conditions. In August 2007, the Company received approvals for these four applications. Following submission of an application to the Alberta Provincial government for a major 2-D and 3-D seismic program on the oil sands permits adjacent to the Saskatchewan permit lands in early August, the Company received approval for this activity on August 24, 2007. Drilling and surveying operations began in Saskatchewan on September 14, 2007 and 32 core holes were drilled by October 31, 2007. Approval for drilling in Alberta has not yet been received but is expected in due course.
The following is an overview of key activities planned for the Company’s oil sands activities during the upcoming 12 to 18 months:
•	continue exploration in Saskatchewan and on adjacent Alberta permits;
•	evaluate drilling data and perform laboratory studies of bitumen characterization and recovery methods;
•	undertake computer reservoir modeling studies;
•	conduct environmental programs to establish base-line data and facilitate regulatory approvals;
•	engineer and procure surface and downhole equipment for reservoir field tests;
•	develop engineering timelines and designs of pilot plan production testing facilities;
•	conduct advanced economic feasibility and risk assessment studies;
•	drill test wells to confirm laboratory studies; and,
•	initiate joint venture partnership negotiations for the development of the Axe Lake Discovery.
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
On August 13, 2007, the Company acquired five oil sands exploration licenses totaling 109,920 acres granted under The Petroleum and Natural Gas Amendment Regulations 2007 (Saskatchewan) for an aggregate cost of $2,140,233 ($2,249,089 CDN). The oil sands licenses were acquired in a land sale bonus bid process and provide the opportunity to convert up to 100% of the license to a production lease on the basis of one section of land for every well that intersects an oil sands zone. Licenses are granted for a five year primary term and require annual rental payments of $0.75 ($0.71 CDN) per acre.
On the same date, the Company acquired one additional oil shale exploratory permit granted under The Petroleum and Natural Gas Amendment Regulations 2007 (Saskatchewan) totaling 83,769 acres in the same area near Hudson Bay, Saskatchewan. This oil shale permit was acquired under a land sale work commitment bid for the first two years of the permit. The company bid a total work commitment of $317,473 ($301,568 CDN) during the first two years of the permit and the permit requires a work commitment of $0.84 ($0.80 CDN) per acre for the last three years and $1.26 ($1.20 CDN) for each extension year plus annual rental payments of $0.11 ($0.10 CDN) per acre.
At April 30, 2007, the Saskatchewan exploration permits were subject to two royalties totaling $0.11 per barrel, whereby one of the royalties for $0.07 per barrel could be acquired at any time by paying $7,000,000. On September 21, 2007, in conjunction with the acquisition of the interests of an external joint venture partner to the Triple 7 Joint Venture, the Company acquired the $0.07 per barrel royalty obligation for consideration of $99,980 ($100,000 CDN) cash plus the issuance of 500,000 shares of its common stock valued at $2,195,000 based on the September 20, 2007 closing market price of the shares. The Saskatchewan exploration permits are now only subject to a $0.04 per barrel royalty.
The Eagles Nest Oil Sands Lease was acquired in 2005 pursuant to a joint venture agreement (the Triple 7 Joint Venture Agreement). Under the Triple 7 Joint Venture Agreement the Company is required to make annual payments to each of three external joint venture partners to the agreement in the amount of $157,911 ($150,000 CDN); on commencement of construction of a commercial project, to pay a lump sum payment of $2,105,484 ($2,000,000 CDN) to each of the three external partners; and to pay a royalty at a rate of $0.032 ($0.03 CDN) per barrel of bitumen produced, saved or sold, subject to an annual minimum of $157,911 ($150,000 CDN), to each of the three external joint venture partners. On September 21, 2007, in conjunction with the acquisition of the royalty described above, the Company acquired all of the rights of one of the three external joint venture partners for consideration of $49,939 ($50,000 CDN) plus the issuance of 250,000 shares of the Company’s common stock valued at $1,097,500 based on the September 20, 2007 closing market price of the shares. The Company’s obligations under the Triple 7 Joint Venture Agreement have therefore been reduced by one third.
On December 5, 2007, the Company issued 11,000,000 units at a price of $5.00 per unit for gross proceeds of $55,000,000 pursuant to a marketed public offering. Each unit is comprised of one common share and one-half of a common share purchase warrant with each whole warrant entitling the holder to purchase one common share of the Company for $6.75 per share for a period of 24 months following the closing of the offering. In addition, on December 5, 2007, the Company issued 2,600,000 flow-through common shares at a price of $6.11 ($6.17 CDN) per share for gross proceeds of $15,886,000 ($16,042,000 CDN) in a marketed public offering. The Company will renounce the tax benefits to the subscribers at December 31, 2007.

During the six months ended October 31, 2007, the Company received aggregate proceeds of $9,217,275 on the exercise of OQI warrants and options and $289,715 on the exercise of OQI Sask options and warrants. Subsequent to the end of the quarter, the Company received aggregate proceeds of $7,196,664 on the exercise of 3,273,332 OQI warrants and options.
At December 7, 2007, the Company had approximately $107.4 million in cash on hand. Pursuant to the terms of its 2007 flow-through share private placements and public offering, the Company is required to spend $22.8 million ($23.0 million CDN) on qualifying resource property expenditures prior to December 31, 2008. The Company believes it has sufficient funding and sources of capital for its planned activities to December 2008. Additional funding will be required if current planned activities are increased in scope, changes are made to current plans or if actual costs differ from estimates of current plans. Cash requirements over the next two years are expected to be in the $150 million to $300 million range and will be dependent on the results of the ongoing and planned exploration programs, progress towards commercialization of the Axe Lake Discovery and the ability to finance planned activities. It is expected that the Company will continue to need further funding, and we plan to fund future operations by way of financing, including a public offering or private placement of equity or debt securities. However, the Company cannot assure you that debt or equity financing will be available to it on acceptable terms, if at all, to meet these requirements. The Company has no revenues, and its operating results, profitability and future rate of growth depend solely on management’s ability to successfully implement the business plans and the ability to raise further funding.
As at December 7, 2007, the Company had 56 employees, including 31 seasonal employees at OQI Sask. Additional employees will be added as activity levels dictate and field exploration activities increase.
Changes in Financial Condition
Net loss
Three Months Ended October 31, 2007 as compared to October 31, 2006. The Company experienced a net loss of $20,438,671 or $0.11 per share for the three months ended October 31, 2007, compared to a net loss of $15,614,559 or $0.12 per share for the three months ended October 31, 2006.
Six Months Ended October 31, 2007 as compared to October 31, 2006. The Company experienced a net loss of $26,629,155 or $0.14 per share for the six months ended October 31, 2007, compared to a net loss of $35,560,084 or $0.29 per share for the six months ended October 31, 2006. The Company expects to continue to incur operating losses and will continue to be dependent on additional equity or debt and or property joint ventures to fund its activities in the future.
Exploration costs
Three Months Ended October 31, 2007 as compared to October 31, 2006. Exploration costs for the three months ended October 31, 2007 were $17,509,171 (2006 — $1,948,198). This amount was expended on the Company’s Permit lands in Alberta and Saskatchewan.

Six Months Ended October 31, 2007 as compared to October 31, 2006. Exploration costs for the six months ended October 31, 2007 were $22,550,689 (2006 — $2,597,470). $22,521,311 was expended on the Company’s Permit lands in Alberta and Saskatchewan and $29,378 was expended on other project areas. The increase over the same period in 2007 is related to increased exploration activities by the Company as summarized above.
Stock-based compensation expense
Three Months Ended October 31, 2007 as compared to October 31, 2006. Stock-based compensation costs for the three months ended October 31, 2007 of $7,549,020 (2006 — $11,202,425) is related to the issuance of options to directors, officers, employees and consultants.
Six Months Ended October 31, 2007 as compared to October 31, 2006. Stock-based compensation expense for the six months ended October 31, 2007 of $8,733,227 (2006 — $33,211,022) is related to the issuance of options to directors, officers, employees and consultants. The fair value of the stock options was estimated using the Black-Scholes valuation model consistent with the provisions of SFAS No. 123R. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the expected price volatility determined using the historical volatility of the Company’s common stock. OQI has unrecognized stock based compensation costs of $18,417,940 related to unvested options which will be recognized in future periods as the options vest. Stock based compensation is a non-cash expense.
Corporate salaries
Three Months Ended October 31, 2007 as compared to October 31, 2006. Corporate salaries for the three months ended October 31, 2007 were $541,555 (2006 — $688,821). Corporate salaries for the three months ended October 31, 2006 included a one time reclassification of Consulting expense from a prior period of $281,950.
Six Months Ended October 31, 2007 as compared to October 31, 2006. Corporate salaries for the six months ended October 31, 2007 were $1,301,443 (2006 — $972,788). Prior to the reorganization on August 14, 2006 the Company had minimal salaried employees. The Company was run primarily by consultants and their fees were reported under consulting expenses. Corporate salaries were not significant in 2006 and were included under office expense. Subsequent to the August 14, 2006 reorganization, operations have increased significantly and permanent employees have been engaged to operate the Company. The activity of and reliance upon consultants has been reduced significantly. The increase in Corporate salaries over the same period in 2006 reflects this increase staffing level and activity of the Company.
Professional fees
Three Months Ended October 31, 2007 as compared to October 31, 2006. Professional fees for the three months ended October 31, 2007 of $433,246 (2006 — $431,978) includes $140,121 paid for audit and review costs and SOX consulting and $172,190 in legal fees including costs associated with the Company’s common share private placements.
Six Months Ended October 31, 2007 as compared to October 31, 2006. Professional fees for the six months ended October 31, 2007 of $898,109 (2006 — $1,005,316) includes $293,555 paid for audit and review costs and SOX consulting and $381,164 in legal fees including costs associated with the Company’s common share private placements. Professional fees in 2006 included fees related to the successful completion of the Reorganization with OQI Sask and several major funding initiatives.

Office
Three Months Ended October 31, 2007 as compared to October 31, 2006. Office expenses for the three months ended October 31, 2007 were $197,939 (2006 — $169,287). The increase over the same period in 2006 is due to increased staff levels and activity by the Company and increased rental costs for additional office space.
Six Months Ended October 31, 2007 as compared to October 31, 2006. Office expenses for the six months ended October 31, 2007 were $423,074 (2006 — $486,132). Office expense in 2007 as compared to 2006 declined with the Company’s relocation to Calgary and the closure of its Vancouver office.
Corporate communication
Three Months Ended October 31, 2007 as compared to October 31, 2006. Corporate communication expenses for the three months ended October 31, 2007 of $186,651 (2006 — $100,254) primarily includes costs for communications with and corporate materials for the Company’s stakeholders and costs associated with the Company’s Annual General Meeting.
Six Months Ended October 31, 2007 as compared to October 31, 2006. Corporate communication expenses for the six months ended October 31, 2007 of $277,282 (2006 — $180,839) primarily includes costs for communications with and corporate materials for the Company’s stakeholders and costs associated with the Company’s Annual General Meeting. The increase over the same period in 2006 reflects the Company’s efforts to improve communication with/to its stakeholders.
Board fees and expenses
Three Months Ended October 31, 2007 as compared to October 31, 2006. Board fees and expenses for the three months ended October 31, 2007 were $82,267 (2006 — $85,617).
Six Months Ended October 31, 2007 as compared to October 31, 2006. Board fees and expenses for the six months ended October 31, 2007 were $156,323 (2006 — $85,617). Prior to August 2006, Directors were not paid fees and were compensated with stock options only.
Travel
Three Months Ended October 31, 2007 as compared to October 31, 2006. Travel expenses for the three months ended October 31, 2007 were $69,813 (2006 — $80,795). Travel expenses in 2006 included costs associated with relocation of the corporate offices.
Six Months Ended October 31, 2007 as compared to October 31, 2006. Travel expenses for the six months ended October 31, 2007 were $243,430 (2006 — $109,147). The increase over the same period in 2006 is due to an overall increased level of activity by the Company.
Transfer agent fees
Three Months Ended October 31, 2007 as compared to October 31, 2006. Transfer agent fees for the three months ended October 31, 2007 were $47,241 (2006 — $175,112).
Six Months Ended October 31, 2007 as compared to October 31, 2006. Transfer agent fees for the six months ended October 31, 2007 were $73,458 (2006 — $186,502). The decrease over the same period in 2006 is due to additional costs associated with the reorganization of OQI Sask in 2006.

Consulting
Consulting expenses for the three months and six months ended October 31, 2007 were $NIL (2006 - $1,999,499) and $NIL (2006 — $3,607,783), respectively.
Interest income
Three Months Ended October 31, 2007 as compared to October 31, 2006. Interest income for the three months ended October 31, 2007 was $541,906 (2006 — $450,956).
Six Months Ended October 31, 2007 as compared to October 31, 2006. Interest income for the six months ended October 31, 2007 was $1,109,870 (2006 — $741,542). Interest income increased over the same period in 2006 as the Company has pre-funded its exploration programs resulting in cash on hand which was invested in term deposits with two major Canadian banks.
Excluding the impact of stock-based compensation expense for the six months ended October 31, 2006, which has significantly been reduced during the same period in 2007, the overall increase in 2007 costs over the same period in 2006 can be attributed to an overall increased level of exploration related activities by the Company.
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
A detailed summary of all of the Company’s significant accounting policies and the estimates derived there from is included in Note 2 to the Consolidated Financial Statements in our 2007 Annual Report filed on Form 10-KSB.
The recent increase in the CDN dollar relative to the U.S. dollar has resulted in significant foreign currency translation gains as discussed below.
Foreign currency translation
The U.S. dollar is the functional currency for OQI (the parent company). The CDN dollar is the functional currency for OQI’s Canadian subsidiaries. The assets and liabilities of OQI’s Canadian subsidiaries are translated into U.S. dollars based on the current exchange rate in effect at the balance sheet date. Canadian subsidiary income and expenses are translated at average rates for the periods presented. Translation adjustments have no effect on net income and are included in other comprehensive income in stockholders’ equity. Gains and losses arising from transactions denominated in currencies other that the functional currency, which were not material for all periods presented, are included in the results of operations of the period in which they occur. Deferred taxes are not provided on translation gains and losses where OQI expects earnings of a foreign operation to be permanently reinvested.

Comprehensive income for the six months ended October 31, 2007 includes a net foreign exchange translation gain of $70,893,465, of which, $92,738,507 relates to Property and Equipment in Canadian subsidiaries. The translation adjustment reflects the increase in the CDN dollar as compared to the U.S. dollar from April 30, 2007 to October 31, 2007.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that material information relating to Oilsands Quest Inc., including its consolidated subsidiaries, is made known to the officers who certify Oilsands Quest Inc.’s financial reports and to other members of senior management and the Board of Directors.
Based on their evaluation, OQI’s principal executive and principal financial officer have concluded that OQI’s disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934) were effective as of October 31, 2007 to ensure that the information required to be disclosed by OQI in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in OQI’s internal control over financial reporting during the quarter ended October 31, 2007 that has materially affected, or is reasonably likely to materially affect, OQI’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A. Risk Factors
Except as described below there have been no material changes to the information included in Item 1. “Description of Business — Risk Factors” in our 2007 Annual Report on Form 10-KSB filed on July 30, 2007.
Fiscal Regime
Any development of our resource assets will be directly affected by the royalty regime applicable. The economic benefit of future capital expenditures for the project is, in many cases, dependent on a satisfactory fiscal regime (royalties and taxes). The Government of Saskatchewan receives royalties on production of oil, gas and other minerals from lands in which it owns the relevant mineral rights. The Government of Saskatchewan owns the relevant mineral rights on the Saskatchewan permit lands. The current royalty regime relating to bitumen production in Saskatchewan provides for a royalty of 1% of gross bitumen revenue payable until the project has recovered specified allowed costs. Once such allowed costs are recovered, a net royalty of 20% of operating income is payable.
The Government of Alberta receives royalties on production of natural resources from lands in which it owns the mineral rights. On October 25, 2007, the Government of Alberta unveiled a new royalty regime. The new regime will introduce new royalties for conventional oil, natural gas and bitumen effective January 1, 2009 that are linked to commodity prices and production levels and will apply to both new and existing oil sands projects and conventional oil and gas activities.

Currently, in respect of oil sands projects having regulatory approval, a base royalty of one percent of gross bitumen revenue is payable prior to the payout of specified allowed costs, including certain exploration and development costs, operating costs and a return allowance. Once such allowed costs have been recovered, a royalty of the greater of: (a) 1% of gross bitumen revenue; and (b) 25% of net bitumen revenue (calculated as being gross bitumen revenue less operating costs and additional capital expenditures incurred since payout (“net royalty”)) is levied.
Under the new regime, the Government of Alberta will increase its royalty share from oil sands production by introducing price-sensitive formulas which will be applied both before and after specified allowed costs have been recovered. The base royalty will start at 1% of gross bitumen revenue and will increase for every dollar that world oil price, as reflected by the West Texas Intermediate (“WTI”) crude oil price, is above CDN$55 per barrel, to a maximum of 9% when the WTI crude oil price is CDN$120 per barrel or higher. The net royalty on oil sands, applied post-payout, will start at 25% of net bitumen revenue and will increase for every dollar the WTI crude oil price is above CDN$55 per barrel to 40% when the WTI crude oil price is CDN$120 per barrel or higher. It in unclear whether the Government of Alberta intends to keep the existing mechanism in the post-payout period whereby the producer pays the greater of the base royalty on gross bitumen revenues or the net royalty on net revenues. The Government of Alberta has also announced that it intends to review and, if necessary, revise current rules and enforcement procedures with a view to clearly defining what expenditures will qualify as specified allowed costs. In addition to the royalty changes, the Government of Alberta will eliminate the provincial portion of the Accelerated Capital Cost Allowance for oil sands projects.
The implementation of the proposed changes to the royalty regime in Alberta is subject to certain risks and uncertainties. The significant changes to the royalty regime require new legislation, changes to existing legislation and regulation and development of proprietary software to support the calculation and collection of royalties. Additionally, certain proposed changes contemplate further public and/or industry consultation. There may be modifications introduced to the proposed royalty structure prior to the implementation thereof.
There can be no assurance that the Governments of Alberta or Saskatchewan or the Government of Canada will not adopt a new fiscal regime or otherwise modify the existing fiscal regime (royalties and taxes) governing oil sands producers in a manner that could materially affect the financial prospects and results of operations of oil sands developers and producers in Alberta and Saskatchewan.
ITEM 2. Unregistered Sales of Equity Securities
Following are descriptions of all unregistered equity securities of the Company sold during the last fiscal quarter and as of December 7, 2007, excluding transactions that were previously reported on Form 10-Q or Form 8-K.
On August 31, 2007, the Company issued 62,500 shares of Common Stock to investors upon the exercise of warrants. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D. No commissions or other remuneration were paid for these issuances.
On September 21, 2007 the Company issued an aggregate of 750,000 shares of Common Stock, with 250,000 shares being issued as partial consideration for the acquisition of the rights of a joint venture partner, and 500,000 shares being issued as partial consideration for the acquisition of a royalty. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D. No commissions or other remuneration were paid for this issuance.

On September 19, 2007, the Company issued 8,740 shares of Common Stock to investors upon the exercise of warrants. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D. No commissions or other remuneration were paid for these issuances.
On October 11, 2007, pursuant to the Company’s 2006 Stock Option Plan, the Company granted 150,000 options to a director of the Company to purchase up to 150,000 shares of Common Stock at $4.60 per share until October 11, 2012, subject to vesting, as compensation for his appointment. The options were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act. No commissions or other remuneration were paid for this issuance.
On October 17, 2007, the Company issued 250,000 shares of Common Stock to an investor upon the exercise of warrants. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D. No commissions or other remuneration were paid for this issuance.
On October 19, 2007 the Company issued 200,000 shares of Common Stock upon the exercise of stock options. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act. No commissions or other remuneration were paid for this issuance.
On October 25, 2007, the Company issued 750,000 shares of Common Stock to investors upon the exercise of warrants. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D. No commissions or other remuneration were paid for these issuances.
On November 7, 2007, the Company issued 62,500 shares of Common Stock to an investor upon the exercise of warrants. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D. No commissions or other remuneration were paid for this issuance.
On November 15, 2007 the Company issued 250,000 shares of Common Stock to a former director of the Company upon the exercise of stock options. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act. No commissions or other remuneration were paid for this issuance.
On November 21, 2007, the Company issued 42,500 shares of Common Stock to investors upon the exercise of warrants. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D. No commissions or other remuneration were paid for these issuances.

ITEM 4. Submission of Matters to a Vote of Security Holders.
Results of Annual General Meeting of Shareholders
The Company held its Annual General Meeting of Shareholders on October 17, 2007 (the “Annual Meeting”). At the Annual Meeting, the shareholders elected Ronald Phillips and W. Scott Thompson to serve as Class C directors to serve until the 2010 Annual General Meeting or until their successors are elected and qualified. The votes were cast as follows:

Name	Votes FOR	WITHHOLD Authority To Vote
Ronald Phillips	111,997,258	2,482,852
W. Scott Thompson	112,993,041	1,487,069
In addition to Mr. Phillips and Mr. Thompson the following persons serve as directors of the Company and their terms of office continued after the meeting: T. Murray Wilson, Christopher H. Hopkins, Thomas Milne, Gordon Tallman, Pamela Wallin, and John Read
ITEM 6. Exhibits.
3.1	Articles of Incorporation, as amended. (1), (2), (3), (4), (5)

3.2	Bylaws, as amended. (6)(7)

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10-SB, filed October 14, 1999; and Form 8-K, filed November 29, 2004.

(2)	Incorporated by reference from Form 10-QSB dated December 14, 2005.

(3)	Incorporated by reference from Form 8-K dated March 13, 2006.

(4)	Incorporated by reference from Form 8-K dated August 14, 2006.

(5)	Incorporated by reference herein from Form 10-QSB filed December 15, 2006.

(6)	Incorporated by reference herein from Form 8-K filed July 26, 2007.

(7)	Incorporated by reference herein from Form 8-K filed November 23, 2007.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

OILSANDS QUEST INC.
Date: December 14, 2007	By:	/s/ Christopher H. Hopkins
Christopher H. Hopkins, President,
Chief Executive Officer and Director

Date: December 14, 2007	By:	/s/ Karim Hirji
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