Form 10-Q
period 2008-01-31
Oilsands Quest Inc
filed 2008-03-14
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008
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
Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     YES ☑     NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of large accelerated filer, accelerated filer, non-accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑     Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
As of March 7, 2008, there were 213,110,263 shares of the Registrant’s $.001 par value Common Stock (“Common Stock”) outstanding.

OILSANDS QUEST INC.
FORM 10Q FOR THE QUARTER ENDED
JANUARY 31, 2008
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
It is presumed that readers have read or have access to our 2007 Annual Report filed on Form 10-KSB which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis or Plan of Operations. All future payments in Canadian dollars have been converted to United States dollars using an exchange rate of $1.00 U.S. = $1.0022 CDN, which was the January 31, 2008 exchange rate. Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.

OILSANDS QUEST INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	January 31,	April 30,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$46,779,074	$32,393,871
Accounts receivable	1,368,617	1,283,415
Short-term investments (note 2)	41,912,194	2,000,000
Prepaid expenses	718,482	152,481
Available for sale securities	112,911	284,630

Total Current Assets	90,891,278	36,114,397

Property and Equipment (note 3)	597,959,253	520,301,141

Total Assets	$688,850,531	$556,415,538

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$11,971,306	$5,170,063
Loan payable (note 4)	—	22,589,681
Flow-through share premium liability (note 7)	—	2,535,187

Total Current Liabilities	11,971,306	30,294,931

Deferred Taxes	150,999,014	139,287,062

	162,970,320	169,581,993

STOCKHOLDERS’ EQUITY

Capital Stock
Preferred stock, par value of $0.001 each, 10,000,000 shares authorized 1 Series B Preferred share outstanding (note 6)	1	1
Common stock, par value of $0.001 each, 500,000,000 shares authorized 213,094,263 and 164,624,278 shares outstanding at January 31, 2008 and April 30, 2007 respectively	213,094	164,624

Additional Paid-in Capital	675,153,053	519,265,628
Deficit Accumulated During Exploration Stage	(195,478,346)	(131,435,609)
Other Comprehensive Income (Loss)	45,992,409	(1,161,099)

Total Stockholders’ Equity	525,880,211	386,833,545

Total Liabilities and Stockholders’ Equity	$688,850,531	$556,415,538

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

					From
	Three Months Ended		Nine Months Ended		Inception on
	January 31,		January 31,		April 3, 1998 to
	2008	2007	2008	2007	January 31, 2008
Expenditures
Exploration costs	$35,549,282	$10,057,967	$58,099,970	$12,655,436	$95,950,217
Stock-based compensation expense	3,716,058	3,366,840	12,449,285	36,577,862	53,830,998
Corporate salaries	894,067	425,846	2,195,510	1,398,634	4,923,678
Professional fees	944,031	409,100	1,842,140	1,414,416	5,604,965
Depreciation	284,020	—	786,094	—	1,153,921
Office	268,205	89,950	691,279	576,083	2,176,096
Corporate communication	250,311	61,757	527,593	242,597	4,250,929
Foreign exchange (gain) loss	(309,551)	1,026	(496,744)	82,511	(295,722)
Board fees and expenses	78,018	65,338	234,341	150,955	481,365
Travel	213,925	46,987	457,355	156,134	922,984
Transfer agent fee	156,466	58,800	229,924	245,303	835,367
Interest and bank charges	1,057	274	2,111	25,055	1,021,107
Consulting	—	—	—	3,607,784	13,944,336
Non-cash financing expense	—	—	—	—	36,472,143
Management fee	—	—	—	—	414,602

	42,045,889	14,583,885	77,018,858	57,132,770	221,686,986

Other Items
Interest income	(669,670)	(387,834)	(1,779,541)	(1,129,377)	(3,583,564)
Gain on extinguishment of certain liabilities	—	—	—	—	(936,469)

Net loss before income tax recovery and non-controlling shareholder interest	41,376,219	14,196,051	75,239,317	56,003,393	217,166,953
Income tax (recovery)	(3,962,636)	69,447	(11,196,580)	(1,026,727)	(13,565,353)

Net loss before non-controlling shareholder interest	37,413,583	14,265,498	64,042,737	54,976,666	203,601,600
Non-controlling shareholder interest	—	—	—	(5,151,083)	(8,123,254)

Net loss	$37,413,583	$14,265,498	$64,042,737	$49,825,583	$195,478,346

Net Loss Per Share	$(0.18)	$(0.10)	$(0.33)	$(0.38)

Weighted Average Number of Common Shares Outstanding	203,812,609	141,989,112	191,222,536	129,974,884

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Unaudited)

							Deficit
							Accumulated
					Additional	Other	During the	Total
	Common Stock		Preferred Stock		paid-in	Comprehensive	Exploration	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stage	Equity
Balance, April 30, 2007	164,624,278	$164,624	1	$1	$519,265,628	$(1,161,099)	$(131,435,609)	$386,833,545
Common stock issued for:
Cash	41,626,431	41,626	—	—	149,555,186	—	—	149,596,812
Premium on flow-through shares allocated to liability	—	—	—	—	(4,379,276)	—	—	(4,379,276)
Acquisition of royalty and Triple 7 joint venture interest	750,000	750	—	—	3,291,750	—	—	3,292,500
Employee compensation	44,000	44	—	—	116,387	—	—	116,431
Exchange of Exchangeable Shares	6,049,554	6,050	—	—	(6,050)	—	—	—
Stock-based compensation expense	—	—	—	—	12,449,285	—	—	12,449,285
Share issue costs	—	—	—	—	(6,737,683)	—	—	(6,737,683)
Proceeds from exercise of subsidiary warrants and options (post reorganization)	—	—	—	—	1,597,826	—	—	1,597,826
Other comprehensive income
Unrealized loss on available for sale securities	—	—	—	—	—	(171,719)	—	(171,719)
Exchange gain on translation	—	—	—	—	—	47,325,227	—	47,325,227
Net loss	—	—	—	—	—	—	(64,042,737)	(64,042,737)

Balance, January 31, 2008	213,094,263	$213,094	1	$1	$675,153,053	$45,992,409	$(195,478,346)	$525,880,211

Balance, April 30, 2006	115,046,408	$115,046	—	—	$77,724,920	$256,085	$(62,640,868)	$15,455,183
Common stock issued for:
Cash	12,267,991	12,268	—	—	52,756,921	—	—	52,769,189
Settlement of debt	3,523,727	3,524	—	—	18,689,096	—	—	18,692,620
Cashless exercise of warrants	2,213,953	2,214	—	—	(2,214)	—	—	—
Preferred shares issued on reorganization	—	—	1	1	319,022,947	—	—	319,022,948
Exchange of Exchangeable Shares	20,147,257	20,147	—	—	(20,147)	—	—	—
Stock-based compensation expense	—	—	—	—	36,577,862	—	—	36,577,862
Share issue costs	—	—	—	—	(1,945,299)	—	—	(1,945,299)
Proceeds from exercise of subsidiary warrants and options (post reorganization)	—	—	—	—	615,062	—	—	615,062
Other comprehensive income
Exchange loss on translation	—	—	—	—	—	(2,011,647)	—	(2,011,647)
Net loss	—	—	—	—	—	—	(49,825,583)	(49,825,583)

Balance, January 31, 2007	153,199,336	$153,199	1	$1	$503,419,148	$(1,755,562)	$(112,466,451)	$389,350,335

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception on
	Nine Months Ended		April 3, 1998
	January 31,		Through to
	2008	2007	January 31, 2008
Operating Activities
Net loss	$(64,042,737)	$(49,825,583)	$(195,478,346)
Non-cash adjustments to net loss
Stock-based compensation expense	12,449,285	36,577,862	53,830,998
Deferred income tax (recovery)	(11,394,174)	(1,026,727)	(13,763,159)
Depreciation	786,094	—	1,153,921
Operating expenses paid with shares	116,431	—	11,070,439
Non-controlling shareholder interest	—	(5,151,083)	(8,123,254)
Non-cash financing expense	—	—	36,472,143
Gain on extinguishment of certain liabilities	—	—	(936,469)
Write off of exploration property	—	—	856,359
Other	—	34,894	126,220
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	(481,455)	(565,861)	(878,848)
Accounts payable	6,288,934	4,125,798	13,534,137

Cash Used in Operating Activities	(56,277,622)	(15,830,700)	(102,135,859)

Investing Activities
Capital expenditures	(13,467,554)	(19,184,103)	(70,841,678)
Short-term investment (note 2)	(39,912,194)	—	(41,912,194)
Other investments	—	—	(416,799)

Cash Used in Investing Activities	(53,379,748)	(19,184,103)	(113,170,671)

Financing Activities
Issuance of shares for cash	142,859,131	50,823,890	239,752,128
Bank loan	(21,207,500)	—	—
Shares issued on exercise of subsidiary options and warrants post reorganization	1,597,826	—	2,653,411
Shares issued by subsidiary to non-controlling interest	—	570,955	7,663,666
Convertible debentures	—	—	8,384,496
Deferred income taxes	—	—	1,120,206
Common stock returned to treasury	—	—	(15,212)

Cash Provided by Financing Activities	123,249,457	51,394,845	259,558,695

Inflow of Cash	13,592,087	16,380,042	44,252,165
Effects of exchange rate changes on cash	793,116	(2,215,676)	2,526,909
Cash, Beginning of Period	32,393,871	22,127,315	—

Cash, End of Period	$46,779,074	$36,291,681	$46,779,074

Non-Cash Financing Activities
Common stock issued for properties	$3,292,500	$—	$7,129,942

Warrants granted on purchase of properties	$—	$—	$1,763,929

Common stock issued for services	$116,431	$1,204,383	$10,504,594

Common stock issued for debt settlement	$—	$18,692,620	$28,401,029

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidate Financial Statements
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
Additions to accounting polices presented at April 30, 2007:
a) Short-term investments
Short-term investments consist of Guaranteed Investment Certificates with a term to maturity of greater than 90 days. These investments are valued at cost being the lower of cost or market.
3. PROPERTY AND EQUIPMENT

	January 31,	April 30,
	2008	2007
OQI Sask Oil Sands Exploration Permits	$585,499,153	$511,999,565
OQI Sask Oil Sands Exploration Licences	2,323,073	—
Pasquia Hills Oil Shale Exploration Permits	3,854,648	3,854,648
Eagles Nest Oil Sands Lease	2,277,962	1,016,934
Equipment	5,237,706	3,797,821

	599,192,542	520,668,968
Less: Accumulated Amortization	1,233,289	367,827

Net Book Value	$597,959,253	$520,301,141

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidate Financial Statements
(Unaudited)
3. PROPERTY AND EQUIPMENT — (continued)
The Company’s Property and Equipment is recorded in Canadian subsidiaries which use the CDN dollar as their functional currency. As a result, Property and Equipment includes a foreign exchange translation adjustment of $61,791,400 that is due to the increase in the value of the CDN dollar as compared to the U.S. dollar at April 30, 2007 and January 31, 2008. As the value of the CDN dollar continues to fluctuate as compared to the U.S. dollar it is expected that significant exchange translation adjustments will continue to occur in subsequent reporting periods. The translation adjustment arises in the translation of the financial statements of Canadian subsidiaries from their CDN dollar functional currency to the U.S. dollar reporting currency.
a) OQI Sask Oil Sands Exploration Permits
The Company holds oil sands exploration permits in the Canadian provinces of Alberta and Saskatchewan.
On July 9, 2007, in accordance with the terms of the Saskatchewan exploration permits, OQI Sask completed the second and final relinquishment of its Saskatchewan permit lands. At April 30, 2007, the Saskatchewan permit lands comprised an area totaling 846,680 acres and following all relinquishments the Saskatchewan permit lands comprised an area totaling 508,026 acres. The Saskatchewan permit lands constitute a single asset for accounting purposes and the carrying value of the Saskatchewan permit lands is supported by the estimated fair value of the 508,026 acres held after the final relinquishment.
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
On January 23, 2008, the company acquired two oil sands exploration permits totaling 46,080 acres granted under The Alberta Mines and Minerals Act for an aggregate cost of $9,732,500 ($10,010,880 CDN). The oil sands permits were acquired in a public offering of Crown Oil Sands Rights and provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements. Permits are granted for a five year primary term and require annual rental payments of $3.49 ($3.50 CDN) per hectare.
b) OQI Sask Oil Sands Exploration Licenses
On August 13, 2007, the Company acquired five oil sands exploration licenses totaling 109,920 acres granted under The Petroleum and Natural Gas Amendment Regulations 2007 (Saskatchewan) for an aggregate cost of $2,140,233 ($2,249,089 CDN). The oil sands licenses were acquired in a public offering of Crown Oil Sands Rights and provide the opportunity to convert up to 100% of the license to a production lease on the basis of one section of land for every well that intersects an oil sands zone. Licenses are granted for a five year primary term and require annual rental payments of $0.71 ($0.71 CDN) per acre.
c) Pasquia Hills, Oil Shale Exploration Permits
At April 30, 2007, the Company held approximately 406,000 acres located near Hudson Bay, Saskatchewan under exploration permits granted under the Oil Shale Regulations, 1964 subject to amendment from time to time.

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidate Financial Statements
(Unaudited)
3. PROPERTY AND EQUIPMENT — (continued)
c) Pasquia Hills, Oil Shale Exploration Permits — (continued)
On August 13, 2007, the company acquired one additional oil shale exploratory permit granted under The Petroleum and Natural Gas Regulations, 1969 (Saskatchewan) totaling 83,769 acres in the same area near Hudson Bay, Saskatchewan. This oil shale permit was acquired under a land sale work commitment bid for the first two years of the permit. The company bid a total work commitment of $300,906 ($301,568 CDN) during the first two years of the permit and the permit requires a work commitment of $0.80 ($0.80 CDN) per acre for the last three years and $1.20 ($1.20 CDN) for each extension year plus annual rental payments of $0.10 ($0.10 CDN) per acre.
d) Eagles Nest, Oil Sands Lease
The Eagles Nest Oil Sands Lease was acquired in 2005 pursuant to a joint venture agreement (the Triple 7 Joint Venture Agreement). Under the Triple 7 Joint Venture Agreement the Company is required to make annual payments to each of three external joint venture partners to the agreement in the amount of $149,670 ($150,000 CDN); on commencement of construction of a commercial project pay a lump sum payment of $1,995,610 ($2,000,000 CDN) to each of the three external partners; and to pay a royalty at a rate of $0.03 ($0.03 CDN) per barrel of bitumen produced, saved or sold, subject to a annual minimum of $149,670 ($150,000 CDN) to each of the three external joint venture partners. On September 21, 2007, in conjunction with the acquisition of the royalty described in note 3a), the Company acquired all of the rights of one of the three external joint venture partners for consideration of $49,939 ($50,000 CDN) plus the issuance of 250,000 shares of the Company’s common stock valued at $1,097,500 based on the September 20, 2007 closing market price of the shares. The Company’s obligations under the Triple 7 Joint Venture Agreement have therefore been reduced by one third.
4. LOAN PAYABLE
On March 21, 2007 the Company funded the acquisition of certain OQI Sask permit lands in Alberta using a line of credit from a Canadian bank under a Credit Agreement dated March 19, 2007. OQI Sask was the borrower with OQI providing a secured guarantee. OQI Sask borrowed $22,589,681 ($25,000,000 CDN) under the Credit Agreement. The loan was repaid on May 4, 2007 and all security has been released.
5. SUBSIDIARY OPTIONS AND WARRANTS OUTSTANDING
OQI acquired the non-controlling shareholder interest in OQI Sask in August 2006. Certain options and warrants issued by OQI Sask remained outstanding after the reorganization. On exercise, each OQI Sask option and warrant may be exchanged into 8.23 Exchangeable Shares which are exchangeable into OQI common shares. Transactions in OQI Sask options and warrants during the nine months ended January 31, 2008 and OQI Sask options outstanding at January 31, 2008 are detailed below.
A summary of OQI Sask share purchase warrant activity is as follows:

		Weighted Average
	Number	Exercise Price (CDN)
Issued and outstanding, April 30, 2007	16,000	$2.00
Exercised	(16,000)	$2.00

Issued and outstanding, January 31, 2008	—

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidate Financial Statements
(Unaudited)
5. SUBSIDIARY OPTIONS AND WARRANTS OUTSTANDING — (continued)
A summary of OQI Sask stock option activity is as follows:

		Weighted Average
	Number	Exercise Price (CDN)
Issued and outstanding, April 30, 2007	1,775,000	$16.55
Exercised	(135,000)	$11.63

Issued and outstanding, January 31, 2008	1,640,000	$16.96

	Number	Number	Weighted Average
Exercise	Outstanding at	Exercisable at	Remaining Contractual
Price (CDN)	January 31, 2008	January 31, 2008	Life
$0.50	100,000	100,000	1.78 years
$3.00	100,000	100,000	2.50 years
$6.00	515,000	515,000	3.03 years
$25.00	875,000	675,000	3.25 years
$50.00	50,000	25,000	3.50 years

	1,640,000	1,415,000	3.05 years

The 1,640,000 OQI Sask options outstanding at January 31, 2008 represent 13,497,200 Exchangeable Shares that would be issued on exercise of the OQI Sask options as a result of the completion of the acquisition of the non-controlling interest in OQI Sask (see note 6).
6. PREFERRED SHARES
As detailed in the Company’s 2007 10-KSB filing, OQI acquired the non-controlling shareholder interest in OQI Sask in August 2006. Holders of OQI Sask common shares received Exchangeable Shares which can be exchanged into shares of OQI common stock at each holder’s option. Transactions in Exchangeable Shares during the nine months ended January 31, 2008 are detailed below. For voting purposes holders of Exchangeable Shares are represented by one outstanding Series B preferred share which carries a number of votes equal to the number of Exchangeable Shares then outstanding.

		OQI Sask
		Exchangeable
	OQI Sask	Shares issuable	Total
	Exchangeable	on exercise of OQI	Exchangeable
	Shares	Sask options	Shares
Balance, April 30, 2007	33,527,359	14,739,930	48,267,289
OQI Sask options and warrants exercised	1,242,730	(1,242,730)	—
Exchangeable Shares exchanged into OQI common shares	(6,049,554)	—	(6,049,554)

Balance, January 31, 2008	28,720,535	13,497,200	42,217,735

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidate Financial Statements
(Unaudited)
7. COMMON STOCK
On May 3, 2007, the Company issued 13,900,000 common shares at a price of $2.75 per share for gross proceeds of $38,225,000 pursuant to a private placement. In connection with the private placement, the Company paid an aggregate of $2,197,938 in fees to the agents pursuant to an agency agreement.
On May 3, 2007, the Company issued 2,164,166 flow-through common shares at a price of $3.44 ($3.85 CDN) per share for gross proceeds of $7,444,731 ($8,332,039 CDN) in a private placement pursuant to an amended underwriting agreement originally entered into on March 6, 2007. These common shares have been issued on a flow-through basis whereby the proceeds must be used for exploration in Canada and the tax benefits from that exploration will flow-through to the subscribers. The Company renounced the tax benefits to the subscribers effective December 31, 2007. In connection with this private placement, the Company received an additional payment of $3,499,419 ($3,873,857 CDN) from the underwriters pursuant to their obligations under the underwriting agreement, as amended. The Company paid an aggregate of $551,305 ($610,295 CDN) in fees to the underwriters.
The May 3, 2007 flow-through private placement was issued at a premium to the then market price in recognition of the tax benefits accruing to subscribers. In accordance with US GAAP, the premium was originally recorded as a current liability and then it was drawn down as a reduction of deferred tax expense as the flow-through expenditures were incurred.
On September 21, 2007, the Company issued 750,000 common shares as part of the consideration provided for the purchase of a royalty which encumbered the Saskatchewan permit lands and the interests of one of the joint venture partners to the Triple 7 Joint Venture Agreement in the Eagles Nest Prospect (Note 3a) and d)).
On December 5, 2007, the Company issued 11,000,000 units at a price of $5.00 per unit for gross proceeds of $55,000,000 pursuant to a marketed public offering. Each unit was comprised of one common share and one-half of a common share purchase warrant with each whole warrant entitling the holder to purchase one common share of the Company for $6.75 per share until December 5, 2009.
On December 5, 2007, as part of the marketed public offering, the Company issued 2,600,000 flow-through common shares at a price of $6.11 ($6.17 CDN) per share for gross proceeds of $15,886,000 ($16,042,000 CDN). Under the terms of the flow-through shares, the Company renounced the tax benefits of the related expenditures to the subscribers effective December 31, 2007.
The December 5, 2007 flow-through private placement was issued at a premium to the then market price in recognition of the tax benefits accruing to subscribers. In accordance with US GAAP, the premium was originally recorded as a current liability and then it was drawn down as a reduction of deferred tax expense as the flow-through expenditures were incurred.
On December 20, 2007, an over-allotment option granted to the underwriters as part of the agreement under the marketed public offering was exercised. As a result the Company issued an additional 1,650,000 units at a price of $5.00 per unit for gross proceeds of $8,250,000. Each unit is comprised of one common share and one-half of a common share purchase warrant with each whole warrant entitling the holder to purchase one common share of the Company for $6.75 per share until December 5, 2009.

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidate Financial Statements
(Unaudited)
8. STOCK OPTIONS
At January 31, 2008, OQI had outstanding options under the Company’s 2006 Stock Option Plan (SOP 2006) to purchase that same number of shares as follows:

Stock option	Exercise	Number
Expiry Date	Price	of Options
8-Feb-08	$4.62	250,000
17-Feb-09	$4.57	250,000
1-May-11	$6.75	1,000,000
14-Aug-11	$6.75	1,000,000
1-May-12	$6.75	1,000,000
1-May-13	$6.75	1,000,000
18-May-08	$6.00	300,000
18-May-09	$6.00	30,000
23-Aug-08	$5.05	75,000
23-Aug-11	$5.05	2,862,500
2-Oct-11	$3.89	400,000
1-Dec-11	$5.25	50,000
29-Jun-12	$2.47	100,000
1-Aug-12	$4.27	4,100,750
31-Aug-12	$5.04	30,000
11-Oct-12	$4.60	150,000
11-Jan-13	$4.59	115,000

		12,713,250

Included in the number of options outstanding at January 31, 2008 are 6,851,500 options that have not yet vested:

1,000,000	options at $6.75 with an expiry date of May 1, 2013 which vest on May 1, 2008;
715,000	options at $5.05 which vest as to 357,500 in each of 2008 and 2009 on August 23;
100,000	options at $3.89 which vest as to 50,000 in each of 2008 and 2009 on October 2;
12,500	options at $5.25 which vest as to 6,250 in each of 2008 and 2009 on December 1;
75,000	options at $2.47 which vest as to 25,000 on each of June 29, 2008, 2009, and 2010;
3,072,750	options at $4.27 which vest as to 1,024,250 in each of 2008, 2009 and 2010 on August 1;
22,500	options at $5.04 which vest as to 7,500 on February 28, 2008 and 15,000 on August 31, 2008;
112,500	options at $4.60 which vest as to 37,500 on each of October 11, 2008, 2009, and 2010;
86,250	options at $4.59 which vest as to 28,750 on each of January 11, 2009, 2010, and 2011;
1,655,000
options which vest on or after dates between August 23 and December 1, 2009 as to 413,750 upon achieving a 750 million bitumen in place (“BIP”) barrel count defined as the high resource (P10) estimate of bitumen in place (as determined in accordance with National Instrument 51-101 “Standard of Disclosure for Oil and Gas Activities” issued by the securities regulatory authorities in Canada) and 413,750 options thereafter for each 250 million increase in the BIP barrel count.

6,851,500

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidate Financial Statements
(Unaudited)
8. STOCK OPTIONS —(continued)
A summary of OQI’s stock option activity is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Balance, April 30, 2007	10,125,000	$5.33
Granted during the nine months ended January 31, 2008	4,507,000	$4.19
Exercised	(1,456,250)	$2.62
Cancelled	(462,500)	$4.95

Balance, January 31, 2008	12,713,250	$5.27

In addition, the Board of Directors granted 44,000 bonus common shares to employees under the Company’s 2006 Stock Option Plan (SOP 2006). These bonus common shares were valued at the closing common share price on the date of grant, August 1, 2007.
As set out in Note 5 above, OQI Sask has 1,640,000 outstanding options which may be exercised and exchanged into 13,497,200 Exchangeable Shares.
During the nine months ended January 31, 2008, 4,507,000 options were granted and were accounted for using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected life (years)	5
Risk free interest rate	4.44%
Expected volatility	124%
Dividend yield	0%
As at January 31, 2008, the Company had an unrecognized stock option compensation expense of $15,052,851 which will be recorded in future periods as options vest.
9. WARRANTS
OQI had the following warrants outstanding to purchase that same number of common shares at January 31, 2008:

Expiry	Exercise	Number of
Date	Price	Warrants
December 5, 2009	$6.75	6,325,000

		6,325,000

A summary of OQI’s share purchase warrant activity is as follows:

		Weighted
	Number	Average
	Of Warrants	Exercise Price
Balance, April 30, 2007	8,856,067	$1.98
Exercised	(8,856,067)	$1.98
Warrants issued	6,325,000	$6.75

Balance, January 31, 2008	6,325,000	$6.75

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidate Financial Statements
(Unaudited)
10. COMPREHENSIVE INCOME
Comprehensive income includes net loss and all other non-owner changes in equity. Components of other comprehensive income and accumulated other comprehensive income for the nine months ended January 31, 2008 and 2007 are presented in the Consolidated Statements of Common Stockholders’ Equity and Comprehensive Income.

	Three months ended January 31,		Nine months ended January 31,
	2008	2007	2008	2007
Net Loss	$37,413,583	$14,265,498	$64,042,737	$49,825,583
Other comprehensive income
Unrealized loss on available for sale securities	141,326	—	171,719	—
Foreign exchange (gain) loss on translation	23,568,238	1,573,620	(47,325,227)	2,011,647

Total Comprehensive Loss	$61,123,147	$15,839,118	$16,889,229	$51,837,230

11. RELATED PARTY TRANSACTIONS
The step-mother of an executive of the Company is the sole shareholder of a company that facilitates local on-site labour and equipment rentals to the Company for field operations. For the three months and nine months ended January 31, 2008, $1,801,528 (2007 — $307,977) and $4,576,737 (2007 — $328,445) respectively have been included in Exploration Expense.
As at January 31, 2008, the Company had a $523,221 (April 30, 2007 — $133,249) payable to the above mentioned company.
The son of an executive of the Company is a 50% shareholder of a company that facilitates local on site kitchen labour and catering functions to the Company for field operations. For the three months and nine months ended January 31, 2008, $683,449 (2007 — nil) and $1,000,851 (2007 — nil) respectively have been included in Exploration Expense.
As at January 31, 2008, the Company had a $144,473 (April 30, 2007 — nil) payable to the above mentioned company.
12. SUBSEQUENT EVENTS
On February 1, 2008 the Board of Directors granted 200,000 stock options to an employee. The exercise price of the options granted is $3.37 and was based on the closing price of the Company’s stock on the date of grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion addresses material changes in our results of operations for the three months and nine months ended January 31, 2008, compared to the three and nine months ended January 31, 2007, and our financial condition since April 30, 2007.
Three Months Ended January 31, 2008:
•	During the three months ended January 31, 2008, $88.8 million, net of issuance costs, was raised through a marketed public offering and proceeds of warrant and option exercises.
•
Exploration costs incurred during the three months ended January 31, 2008 were $35.6 million compared to $10.0 million during the same period in 2007. Exploration activities undertaken during the period are summarized below and included site preparation activities for the reservoir field tests planned for 2008/2009.

•
In November 2007, the Company announced the results of the independent review and evaluation of the Axe Lake Discovered Resources by McDaniel & Associates Ltd. based on data obtained from the results of drilling up to March 31, 2007 and other sources, including the physical examination of cores and geophysical logs. The independent review and evaluation was prepared and presented in accordance with the Canadian standards set out in the Canadian Oil and Gas Evaluation Handbook (COGEH) and National Instrument NI 51-101.

•
In January 2008, the Company formed a wholly owned subsidiary, Oilsands Quest Technology Inc., devoted to in-situ oil sands technology assessment and development; and acquired two oil sands exploration permits totaling 46,080 acres in Alberta for a cost of $9.7 million ($10 million CDN) in a public offering of Crown Oil Sands Rights.

Nine Months Ended January 31, 2008:
•
During the nine months ended January 31, 2008, $144.4 million, net of issuance costs, was raised through private placement share issuances, a marketed public offering and proceeds of warrant and option exercises.

•
In May 2007, the Company repaid a loan payable of $22.6 million ($25.0 million CDN) originally incurred to fund the acquisition of oil sands exploration permits in Alberta adjacent to its Saskatchewan oil sands permits.

•
Exploration costs incurred during the nine months ended January 31, 2008 were $58.1 million compared to $12.6 million during the same period in 2007 due to increased exploration activities summarized below.

•
The Company continued to advance its pre-commercialization evaluation studies of its Axe Lake Discovery, which has included laboratory tests, reservoir simulations, investigating well configurations and well completion alternatives for various recovery programs. Plans for a comprehensive reservoir test program summarized below have been initiated.

•	The Company has opened a technical facility in Calgary, Alberta and has finalized plans including securing office space for a technical office in Regina, Saskatchewan.

On July 9, 2007, in accordance with the terms of the Saskatchewan exploration permits, OQI Sask completed the second and final relinquishment of its Saskatchewan permit lands. As at April 30, 2007, the Saskatchewan permit lands comprised an area totaling 846,680 acres and, following all relinquishments, the Saskatchewan permit lands comprised an area totaling 508,026 acres. The Saskatchewan permit lands constitute a single asset for accounting purposes and the carrying value of the Saskatchewan permit lands is supported by the estimated fair value of the 508,026 acres held after the final relinquishment.
In August 2007, the Company received approvals from the Saskatchewan Provincial government for the following: testing of Electrical Resistance Tomography (ERT); exploration drilling of up to 97 holes under non-frozen ground conditions; miscellaneous use general construction (including road and airstrip construction) permits on the Saskatchewan permit lands and an extensive 2-D and 3-D seismic program on the Saskatchewan permit lands under non-frozen ground conditions. Approval from the Alberta Provincial government for a major 2-D and 3-D seismic program on the oil sands permits adjacent to the Saskatchewan permit lands was also received in August 2007. In October 2007, the Company received drilling approvals for up to 122 holes on the Alberta permit lands.
In December 2007, a comprehensive exploration program application, consisting of drilling up to 316 core holes, 2-D seismic surveys and 3-D seismic surveys to be conducted under frozen ground conditions was submitted to the Saskatchewan Provincial government for approval. The application included requests for approvals for conducting reservoir tests, which included the installation and operation of steam generation facilities, thermally completed vertical reservoir test wells and related observation wells including fluid storage facilities at three potential test sites at the Axe Lake Discovery area. Approvals for the application were received in January 2008.
During the nine months ended January 31, 2008, the Company completed field work on 2-D and 3-D seismic programs that included 46 kilometres of 2-D seismic surveys (29 miles) and 1,196 kilometres (743 miles) of 3-D seismic surveys on the Saskatchewan permit lands and approximately 107 kilometres (66 miles) of 2-D seismic surveys and 350 kilometres (217 miles) of 3-D seismic surveys on the Alberta permit lands. Recording of the Saskatchewan seismic program was completed by January 31, 2008, and processing activities are now underway. Recording of the Alberta seismic activities was approximately 37% complete by January 31, 2008 and it is anticipated that the remainder of the program will be completed by the end of the winter drilling season.
Drilling and surveying operations began in Saskatchewan on September 14, 2007 and 94 delineation holes plus an additional 16 piezometer holes (for environmental ground water monitoring) were drilled by January 31, 2008 in the Axe Lake Discovery area. Subsequently, the Company has shifted the focus of its current Saskatchewan drilling from delineation drilling within the Axe Lake Discovery area to step-out drilling adjacent to the Axe Lake Discovery area with four exploration drilling rigs currently at work. The Company expects to drill up to an additional 25 exploration holes in Saskatchewan this season subject to weather conditions. Approval for exploration drilling in Alberta was received on December 17, 2007, and 3 test core holes were drilled by January 31, 2008. The Company expects to drill approximately 25 exploration core holes in Alberta this season subject to weather conditions and has four rigs dedicated to its Alberta operations.
In addition, geological evaluation activities related to the winter 2006/2007 exploration program were ongoing during the period with management completing its discovered resource estimate of the Axe Lake Discovery and its estimate of the undiscovered resource potential on certain portions of the remainder of our Saskatchewan permits and the adjacent Alberta exploration permits in July 2007. In November 2007, McDaniel & Associates completed an independent review and evaluation of the Axe Lake Discovered Resources based on data obtained from the results of drilling up to March 31, 2007 (the end of the winter 2006/07 drilling program) and other sources including the physical examination of cores and geophysical logs. The independent review and evaluation by McDaniel & Associates was prepared and presented in accordance with the Canadian standards set out in the Canadian Oil and Gas Evaluation Handbook (COGEH) and National Instrument NI 51-101.

In January 2008, following extensive ongoing laboratory testing, reservoir simulation studies and the determination of the initial definition of a reservoir field test program to evaluate reservoir response to varying temperatures and pressures of steam and steam with solvents (subject to requisite approvals), the Company announced a program of reservoir testing at three sites within the Axe Lake Discovery for 2008, subject to the requisite regulatory approvals. The Company has been granted approval for the initial phase of this test program and site preparation on one of the test site locations began prior to the end of the quarter. This test program, planned to commence with construction of site facilities in the summer of 2008, is expected to contribute to the data required to determine which in-situ process or processes could be used to optimally exploit the Axe Lake Discovery.
The Company has continued conducting environmental monitoring and baseline assessment activities relating to a comprehensive $4 million CDN program of environmental studies on its Saskatchewan and Alberta permit lands. This program addresses a wide range of factors important for defining baseline conditions, including ambient air quality, water, soils, vegetation and wildlife. This work formed the basis of an Environmental Protection Plan submitted and approved by the Federal and Saskatchewan Provincial governments. The Company’s camps in Saskatchewan have been expanded to support planned increases in the daily work force to up to 450 people (employees and contractors).
Activities planned for the next twelve to eighteen months will include assessing and determining bitumen and reservoir characteristics, including laboratory and field testing of bitumen recovery mechanisms, all to further define the location, extent and quality of the discovered resource. The following is an overview of key activities planned:
•	continue exploration activities, which include drilling and seismic programs, in Saskatchewan and on adjacent Alberta permits;
•	evaluate drilling data and perform laboratory studies of bitumen characterization and recovery methods by using core samples obtained from exploration drilling;
•	undertake computer reservoir modeling and simulation studies;
•	conduct environmental programs to establish base-line data and facilitate regulatory approvals;
•	engineer and procure surface and downhole equipment for reservoir field tests;
•	develop engineering timelines and designs of pilot plan production testing facilities;
•	conduct advanced economic feasibility and risk assessment studies for full commercial project development;
•	conduct reservoir field tests to confirm laboratory studies; and
•	initiate joint venture partnership negotiations for the development of the Axe Lake Discovery.
The Company will continue to work closely with communities in the northwest region of Saskatchewan and with all stakeholders to gain support for future development.
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
On the same date the Company completed a private placement of flow-through shares. The Company issued 2,164,166 flow-through common shares at a price of $3.44 ($3.85 CDN) per share for gross proceeds of $7,444,731 ($8,332,039 CDN) pursuant to an amended underwriting agreement originally entered into on March 6, 2007. These common shares were issued on a flow-through basis whereby the proceeds were used for exploration in Canada and the tax benefits from that exploration flowed through to the subscribers. The Company renounced the tax benefits to the subscribers effective December 31, 2007. As part of this private placement, the Company received an additional payment of $3,499,419 ($3,873,857 CDN) from the underwriters pursuant to their obligations under the underwriting agreement, as amended. The Company paid an aggregate of $551,305 ($610,295 CDN) in fees to the underwriters.
On May 4, 2007, the Company’s subsidiary, OQI Sask, repaid a bank loan which had been used to fund the acquisition of certain oil sands exploration permits in Alberta prior to April 30, 2007. OQI Sask was the borrower with OQI providing a secured guarantee. OQI Sask borrowed $22,589,681 ($25,000,000 CDN) which was repaid and all security was released.
On August 13, 2007, the Company acquired five oil sands exploration licenses totaling 109,920 acres granted under The Petroleum and Natural Gas Amendment Regulations 2007 (Saskatchewan) for an aggregate cost of $2,140,233 ($2,249,089 CDN). The oil sands licenses were acquired in a land sale bonus bid process and provide the opportunity to convert up to 100% of the license to a production lease on the basis of one section of land for every well that intersects an oil sands zone. Licenses are granted for a five year primary term and require annual rental payments of $0.71 ($0.71 CDN) per acre.
Also on August 13, 2007, the Company acquired one additional oil shale exploratory permit granted under The Petroleum and Natural Gas Amendment Regulations 2007 (Saskatchewan) totaling 83,769 acres in the same area as its existing oil shale permits near Hudson Bay, Saskatchewan. This oil shale permit was acquired under a land sale work commitment bid for the first two years of the permit. The Company bid a total work commitment of $300,906 ($301,568 CDN) during the first two years of the permit and the permit requires a work commitment of $0.80 ($0.80 CDN) per acre for the last three years and $1.20 ($1.20 CDN) for each extension year plus annual rental payments of $0.10 ($0.10 CDN) per acre.
At April 30, 2007, the Saskatchewan permit lands were subject to two royalties totaling $0.11 per barrel, whereby one of the royalties for $0.07 per barrel could be acquired at any time by paying $7,000,000. On September 21, 2007, in conjunction with the acquisition of the interests of an external joint venture partner to the Triple 7 Joint Venture, the Company acquired the $0.07 per barrel royalty obligation for consideration of $99,980 ($100,000 CDN) cash plus the issuance of 500,000 shares of its common stock valued at $2,195,000 based on the September 20, 2007 closing market price of the shares. The Saskatchewan exploration permits are now only subject to a $0.04 per barrel royalty.

The Eagles Nest Oil Sands Lease was acquired in 2005 pursuant to a joint venture agreement (the Triple 7 Joint Venture Agreement). Under the Triple 7 Joint Venture Agreement the Company is required to make annual payments to each of three external joint venture partners to the agreement in the amount of $149,670 ($150,000 CDN); on commencement of construction of a commercial project, to pay a lump sum payment of $1,995,610 ($2,000,000 CDN) to each of the three external partners; and to pay a royalty at a rate of $0.03 ($0.03 CDN) per barrel of bitumen produced, saved or sold, subject to a annual minimum of $149,670 ($150,000 CDN), to each of the three external joint venture partners. On September 21, 2007, in conjunction with the acquisition of the royalty described above, the Company acquired all of the rights of one of the three external joint venture partners for consideration of $49,939 ($50,000 CDN) plus the issuance of 250,000 shares of the Company’s common stock valued at $1,097,500 based on the September 20, 2007 closing market price of the shares. The Company’s obligations under the Triple 7 Joint Venture Agreement have therefore been reduced by one third.
On December 5, 2007, the Company issued 11,000,000 units at a price of $5.00 per unit for gross proceeds of $55,000,000 pursuant to a marketed public offering. Each unit is comprised of one common share and one-half of a common share purchase warrant with each whole warrant entitling the holder to purchase one common share of the Company for $6.75 per share until December 5, 2009. In addition, on December 5, 2007, the Company issued 2,600,000 flow-through common shares at a price of $6.11($6.17 CDN) per share for gross proceeds of $15,886,000 ($16,042,000 CDN) in a marketed public offering. The Company renounced the tax benefits of the flow-through common shares to the subscribers effective December 31, 2007.
On December 20, 2007, the Company issued an additional 1,650,000 units at a price of $5.00 per unit for gross proceeds of $8,250,000 pursuant to the exercise of an over-allotment option granted to the underwriters under the marketed public offering. Each unit was comprised of one common share and one-half of a common share purchase warrant with each whole warrant entitling the holder to purchase one common share of the Company for $6.75 per share until December 5, 2009.
On January 23, 2008, the Company acquired two oil sands exploration permits totaling 46,080 acres granted under the Alberta Mines and Minerals Act for an aggregate cost of $9,732,500 ($10,010,880 CDN). The oil sands permits were acquired in a public offering of Crown Oil Sands Rights and provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements. Permits are granted for a five-year primary term and require annual rental payments of $3.49 ($3.50 CDN) per hectare.
During the nine months ended January 31, 2008, the Company received aggregate proceeds of $21,341,002 on the exercise of OQI warrants and options and $1,597,826 on the exercise of OQI Sask options and warrants.
At March 7, 2008, the Company had approximately $71.5 million in cash on hand. Because the Company actively monitors, and if need be adjusts, its program budgets, the Company believes it has sufficient funding and sources of capital for its planned activities to April 30, 2009. Additional funding may be required if current planned activities are increased in scope, changes are made to current plans or if actual costs differ from estimates of current plans. Cash requirements over the next two years are expected to be in the $150 million to $300 million range and will be dependent on the results of the ongoing and planned exploration programs, progress towards commercialization of the Axe Lake Discovery and the ability to finance planned activities. It is expected that the Company will continue to need further funding, and we plan to fund future operations by way of financing, including a public offering or private placement of equity or debt securities. However, the Company cannot provide assurance that debt or equity financing will be available to it on acceptable terms, if at all, to meet these requirements. The Company has no revenues, and its operating results, profitability and future rate of growth depend solely on management’s ability to successfully implement the business plans and the ability to raise further funding.

As at March 7, 2008, the Company had 80 employees, including 53 seasonal employees. Additional employees will be added as activity levels dictate and field exploration activities increase.
Changes in Financial Condition
Net loss
Three Months Ended January 31, 2008 as compared to January 31, 2007. The Company experienced a net loss of $37,413,583 or $0.18 per share for the three months ended January 31, 2008, compared to a net loss of $14,265,498 or $0.10 per share for the three months ended January 31, 2007.
Nine Months Ended January 31, 2008 as compared to January 31, 2007. The Company experienced a net loss of $64,042,737 or $0.33 per share for the nine months ended January 31, 2008, compared to a net loss of $49,825,583 or $0.38 per share for the nine months ended January 31, 2007. The Company expects to continue to incur operating losses and will continue to be dependent on additional equity or debt and or property joint ventures to fund its activities in the future.
Exploration costs
Three Months Ended January 31, 2008 as compared to January 31, 2007. Exploration costs for the three months ended January 31, 2008 were $35,549,282 (2007 — $10,057,967). This amount was expended on the Company’s permit lands in Alberta and Saskatchewan.
Nine Months Ended January 31, 2008 as compared to January 31, 2007. Exploration costs for the nine months ended January 31, 2008 were $58,099,970 (2007 — $12,655,436). $58,068,602 was expended on the Company’s permit lands in Alberta and Saskatchewan and $31,368 was expended on other project areas. The increase over the same period in 2008 is related to increased exploration activities by the Company as summarized above.
Stock-based compensation expense
Three Months Ended January 31, 2008 as compared to January 31, 2007. Stock-based compensation expense for the three months ended January 31, 2008 of $3,716,058 (2007 — $3,366,840) is related to the issuance of options to directors, officers, employees and consultants.
Nine Months Ended January 31, 2008 as compared to January 31, 2007. Stock-based compensation expense for the nine months ended January 31, 2008 of $12,449,285 (2007 — $36,577,862) is related to the issuance of options to directors, officers, employees and consultants. The fair value of the stock options was estimated using the Black-Scholes valuation model consistent with the provisions of SFAS No. 123R. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the options expected life and the expected price volatility determined using the historical volatility of the Company’s common stock. OQI has unrecognized stock-based compensation costs of $15,052,851 related to unvested options which will be recognized in future periods as the options vest. Stock-based compensation is a non-cash expense.

Corporate salaries
Three Months Ended January 31, 2008 as compared to January 31, 2007. Corporate salaries for the three months ended January 31, 2008 were $894,067 (2007 — $425,846).
Nine Months Ended January 31, 2008 as compared to January 31, 2007. Corporate salaries for the nine months ended January 31, 2008 were $2,195,510 (2007 — $1,398,634). Prior to the reorganization on August 14, 2006 the Company had minimal salaried employees. The Company was run primarily by consultants and their fees were reported under consulting expenses. Subsequent to the August 14, 2006, reorganization, operations have increased significantly and permanent employees have been engaged to operate the Company. The activity of and reliance upon consultants has been virtually eliminated. The increase in Corporate salaries over the same period in 2007 reflects the increased staffing level and activity of the Company.
Professional fees
Three Months Ended January 31, 2008 as compared to January 31, 2007. Professional fees for the three months ended January 31, 2008 of $944,031 (2007 — $409,100) includes $131,027 paid for audit and review costs, tax compliance and SOX consulting, $150,000 paid for staff recruitment and $627,532 in legal fees including costs associated with the Company’s equity financings.
Nine Months Ended January 31, 2008 as compared to January 31, 2007. Professional fees for the nine months ended January 31, 2008 of $1,842,140 (2007 — $1,414,416) includes $384,582 paid for audit and review costs, tax compliance and SOX consulting, $150,000 paid for staff recruitment and $1,008,265 in legal fees including costs associated with the Company’s equity financings. Professional fees in 2007 included fees related to the successful completion of the Reorganization with OQI Sask and several major funding initiatives.
Office
Three Months Ended January 31, 2008 as compared to January 31, 2007. Office expenses for the three months ended January 31, 2008 were $268,205 (2007 — $89,950). The increase over the same period in 2007 is due to increased staff levels and activity by the Company, increased rental costs for additional office space and increased insurance premiums due to the scope of activities.
Nine Months Ended January 31, 2008 as compared to January 31, 2007. Office expenses for the nine months ended January 31, 2008 were $691,279 (2007 — $576,083). The increase over the same period in 2007 is due to increased staff levels and activity by the Company, increased rental costs for additional office space and increased insurance premiums due to the scope of activities. This was offset partially by the costs incurred in 2007 for the Company’s relocation to Calgary and the closure of its Vancouver office.
Corporate communications
Three Months Ended January 31, 2008 as compared to January 31, 2007. Corporate communication expenses for the three months ended January 31, 2008 of $250,311 (2007 — $61,757) primarily includes costs for communications with and corporate materials for the Company’s stakeholders and costs associated with the Company’s annual filing requirements.
Nine Months Ended January 31, 2008 as compared to January 31, 2007. Corporate communication expenses for the nine months ended January 31, 2008 of $527,593 (2007 — $242,597) primarily includes costs for communications with and corporate materials for the Company’s stakeholders and costs associated with the Company’s Annual General Meeting and its annual filing requirements. The increase over the same period in 2007 reflects the Company’s efforts to improve communication with its shareholders and all stakeholders.

Board fees and expenses
Three Months Ended January 31, 2008 as compared to January 31, 2007. Board fees and expenses for the three months ended January 31, 2008 were $78,018 (2007 — $65,338).
Nine Months Ended January 31, 2008 as compared to January 31, 2007. Board fees and expenses for the nine months ended January 31, 2008 were $234,341 (2007 — $150,955). Prior to August 2006, Directors were not paid fees and were compensated with only stock options.
Travel
Three Months Ended January 31, 2008 as compared to January 31, 2007. Travel expenses for the three months ended January 31, 2008 were $213,925 (2007 — $46,987). The increase over the same period in 2007 is due to increased travel costs applicable to overall activities by the Company.
Nine Months Ended January 31, 2008 as compared to January 31, 2007. Travel expenses for the nine months ended January 31, 2008 were $457,355 (2007 — $156,134). The increase over the same period in 2007 is due to an overall increased level of activities by the Company.
Transfer agent fees
Three Months Ended January 31, 2008 as compared to January 31, 2007. Transfer agent fees for the three months ended January 31, 2008 were $156,466 (2007 — $58,800).
Nine Months Ended January 31, 2008 as compared to January 31, 2007. Transfer agent fees for the nine months ended January 31, 2008 were $229,924 (2007 — $245,303). The decrease over the same period in 2007 is due to additional costs associated with the reorganization of OQI Sask in 2007.
Consulting
Consulting expenses for the three months and nine months ended January 31, 2008 were $NIL (2007 — $NIL) and $NIL (2007 — $3,607,784), respectively. Consulting fees for the three months and nine months ended January 31, 2007 included $1,943,078 in cash expenses and $1,204,383 in non-cash expenses related to OQI Sask Exchangeable Shares paid to investment advisors by the company on the successful completion of the Reorganization.
Interest income
Three Months Ended January 31, 2008 as compared to January 31, 2007. Interest income for the three months ended January 31, 2008 was $669,670 (2007 — $387,834).
Nine Months Ended January 31, 2008 as compared to January 31, 2007. Interest income for the nine months ended January 31, 2008 was $1,779,541 (2007 — $1,129,377). Interest income increased over the same period in 2007 as the Company has pre-funded its exploration programs resulting in cash on hand which was invested in term deposits with two major Canadian banks.
Excluding the impact of stock-based compensation expense for the nine months ended January 31, 2008, which has been significantly reduced compared to the same period in 2007, the overall increase in 2008 costs over the same period in 2007 can be attributed to an overall increased level of exploration related activities by the Company.

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
Comprehensive income for the nine months ended January 31, 2008 includes a foreign exchange translation gain of $47,325,227, comprised mainly of a $61,791,400 gain on the translation of Property and Equipment net of a $16,103,421 loss on the translation of the Deferred Taxes liability both recorded in Canadian subsidiaries. The translation adjustment reflects the increase in the CDN dollar as compared to the U.S. dollar from April 30, 2007 to January 31, 2008.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that material information relating to Oilsands Quest Inc., including its consolidated subsidiaries, is made known to the officers who certify Oilsands Quest Inc.’s financial reports and to other members of senior management and the Board of Directors.
Based on their evaluation, OQI’s principal executive and principal financial officer have concluded that OQI’s disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934) were effective as of January 31, 2008 to ensure that the information required to be disclosed by OQI in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control Over Financial Reporting
There was no change in OQI’s internal control over financial reporting during the quarter ended January 31, 2008 that has materially affected, or is reasonably likely to materially affect, OQI’s internal control over financial reporting.
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
Under the new regime, the Government of Alberta will increase its royalty share from oil sands production by introducing price-sensitive formulas which will be applied both before and after specified allowed costs have been recovered. The base royalty will start at one percent of gross bitumen revenue and will increase for every dollar that world oil price, as reflected by the West Texas Intermediate (“WTI”) crude oil price, is above CDN$55 per barrel, to a maximum of nine percent when the WTI crude oil price is CDN$120 per barrel or higher. The net royalty on oil sands, applied post-payout, will start at 25% of net bitumen revenue and will increase for every dollar the WTI crude oil price is above CDN$55 per barrel to 40% when the WTI crude oil price is CDN$120 per barrel or higher. It in unclear whether the Government of Alberta intends to keep the existing mechanism in the post-payout period whereby the producer pays the greater of the base royalty on gross bitumen revenues or the net royalty on net revenues. The Government of Alberta has also announced that it intends to review and, if necessary, revise current rules and enforcement procedures with a view to clearly defining what expenditures will qualify as specified allowed costs. In addition to the royalty changes, the Government of Alberta will eliminate the provincial portion of the Accelerated Capital Cost Allowance for oil sands projects.

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
Regulatory Framework
On January 24, 2008, the Government of Alberta released its 2008 Climate Change Strategy. The Strategy sets a target of reducing greenhouse gas (“GHG”) emissions in Alberta by 50 percent or 200 megatonnes below business as usual levels by 2050. Carbon capture and storage initiatives will account for 134 megatonnes or 70 percent of the proposed reductions. The Government of Alberta will establish a Carbon Capture and Storage Development Council, with public and private representation, that will recommend timelines, policies and regulatory requirements for carbon capture and storage by the fall of 2008. The Government of Alberta has indicated that the bulk of the carbon capture and storage reductions are expected to come from the oil sands sector. In-situ oil sands facilities using heavier fuels for steam generation will be required to incorporate carbon capture and storage into their development plans.
The Strategy proposes an additional 37 megatonnes in GHG reductions from energy production. The Government of Alberta proposes to use funds from the Climate Change and Emissions Management Fund to support the testing, demonstration and implementation of new technologies including new oil sands extraction processes that use less energy, use less water and reduce tailings.
The Strategy indicates that the Government will develop specific implementation plans in these areas throughout 2008.
On March 10, 2008, the Canadian Federal Government laid out its regulatory framework for reducing GHG emissions, setting targets of a 20 percent reduction in absolute GHG emissions from 2006 levels by 2020 and a 60 to 70 percent reduction from 2006 levels by 2050. The regulatory reduction obligations may be met through actual reductions in GHG emissions, contributions to a technology fund, domestic offsets, credits under the Kyoto Clean Development Mechanism and voluntary GHG reductions achieved between 1992 and 2006. Oil sands upgrader and in-situ facilities and coal-fired electricity-generating facilities that begin operation in 2012 or later will be required to meet as yet unspecified emissions targets based on the implementation of carbon capture and storage by 2018. The Federal Government intends to publish draft regulations for public comment in the fall of 2008 and final regulations are expected to be effective January 1, 2010.
There can be no assurance that the Provincial or Federal Governments will adopt the regulatory frameworks described above or propose others which could materially affect the financial prospects or results of operations of oil sands developers and producers.
ITEM 2. Unregistered Sales of Equity Securities
Following are descriptions of all unregistered equity securities of the Company sold during the last fiscal quarter and as of March 7, 2008, excluding transactions that were previously reported on Form 10-Q or Form 8-K.
On December 10, 2007, the Company issued 4,356,666 shares of Common Stock to investors upon the exercise of warrants. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D. No commissions or other remuneration were paid for these issuances.
On December 12, 2007, the Company issued 626,416 shares of Common Stock to investors upon the exercise of warrants. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act and Rule 506 of Regulation D. No commissions or other remuneration were paid for these issuances.

On December 18, 2007, the Company issued 411,500 shares of Common Stock to a director upon the exercise of options to acquire exchangeable shares issued by our subsidiary and then their subsequent exchange into shares of Company Common Stock. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act. No commissions or other remuneration were paid for this issuance.
On December 20, 2007, the Company issued 205,750 shares of Common Stock to a director upon the exercise of options to acquire exchangeable shares issued by our subsidiary and then their subsequent exchange into shares of Company Common Stock. These shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act. No commissions or other remuneration were paid for this issuance.
On January 1, 2008 the Company issued 400,000 shares of Common Stock upon the exercise of stock options. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act. No commissions or other remuneration were paid for this issuance.
On January 11, 2008, pursuant to the Company’s 2006 Stock Option Plan, the Company granted 115,000 options to employees to purchase up to 115,000 shares of Common Stock at $4.59 per share until January 11, 2013, subject to vesting, as compensation for services provided. The options were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act. No commissions or other remuneration were paid for this issuance.
On February 1, 2008, pursuant to the Company’s 2006 Stock Option Plan, the Company granted 200,000 options to an employee to purchase up to 200,000 shares of Common Stock at $3.37 per share until February 1, 2013, subject to vesting, as compensation for services provided. The options were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act. No commissions or other remuneration were paid for this issuance.

ITEM 6. Exhibits.
3.1	Articles of Incorporation, as amended. (1), (2), (3), (4), (5)

3.2	By laws, as amended. (6)(7)

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10-SB, filed October 14, 1999; and Form 8-K, filed November 29, 2004.

(2)	Incorporated by reference from Form 10-QSB dated December 14, 2005.

(3)	Incorporated by reference from Form 8-K dated March 13, 2006.

(4)	Incorporated by reference from Form 8-K dated August 14, 2006.

(5)	Incorporated by reference herein from Form 10-QSB filed December 15, 2006.

(6)	Incorporated by reference herein from Form 8-K filed July 26, 2007.

(7)	Incorporated by reference herein from Form 8-K filed November 23, 2007.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

OILSANDS QUEST INC.
Date: March 14, 2008	By:	/s/ Christopher H. Hopkins
Christopher H. Hopkins, President, Chief Executive Officer and Director

Date: March 14, 2008	By:	/s/ Karim Hirji
Karim Hirji, Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX
Exhibit No.	Description

3.1	Articles of Incorporation, as amended. (1), (2), (3), (4), (5)

3.2	By laws, as amended. (6)(7)

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10-SB, filed October 14, 1999; and Form 8-K, filed November 29, 2004.

(2)	Incorporated by reference from Form 10-QSB dated December 14, 2005.

(3)	Incorporated by reference from Form 8-K dated March 13, 2006.

(4)	Incorporated by reference from Form 8-K dated August 14, 2006.

(5)	Incorporated by reference herein from Form 10-QSB filed December 15, 2006.

(6)	Incorporated by reference herein from Form 8-K filed July 26, 2007.

(7)	Incorporated by reference herein from Form 8-K filed November 23, 2007.