Form 10-K
period 2008-04-30
Oilsands Quest Inc
filed 2008-06-27
CIK 1096791

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED APRIL 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD OF                      TO                     .
Commission File Number: 001-32994
OILSANDS QUEST INC.
(Exact Name of Registrant as Specified in its charter)

Colorado	98-0461154

State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)
205, 707-7th AVENUE SW, CALGARY, ALBERTA, CANADA T2P 3H6
(Address of principal executive offices, including zip code)
Issuer’s telephone number: (403) 263-1623
Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.001 Par Value Two Year Warrants Issued 2007	The American Stock Exchange The American Stock Exchange
Securities registered under Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well known, seasoned issuer, as defined in Rule 405 of the Securities Act:
     Yes ☑      No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:
     Yes ☐      No ☑
Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes ☑      No ☐
Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
     Yes ☐ No ☑

Large accelerated filer: ☑	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The aggregate market value of the common stock held by non-affiliates of the Registrant as of October 31, 2007 was approximately $1,026,140,269 based upon the closing sale price of the Registrant’s Common Stock on such date.
As of June 16, 2008 there were 226,848,719 shares of common stock issued and outstanding.

Cautionary Statement about Forward-Looking Statements
This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements.” All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements. Such forward-looking statements include discussion of such matters as:
•	the amount and nature of future capital, development and exploration expenditures;

•	the timing of exploration activities;

•	business strategies and development of our business plan and drilling programs;

•	potential estimates as to the volume and nature of petroleum deposits that are expected to be found present when lands are developed in a project; and

•	potential reservoir recovery optimization processes.
Except for statements of historical fact relating to the company, this Annual Report on Form 10-K contains certain “forward-looking information” within the meaning of applicable securities law. Forward-looking information is frequently characterized by words such as “plan”, “expect”, “project”, “intend”, “believe”, “anticipate”, “estimate”, “potential”, “prospective” and other similar words or statements that certain events or conditions “may” “will” or “could” occur. Forward-looking statements such as the Discovered Resource estimates and Undiscovered Resource estimates, references to Oilsands Quest’s drilling program, geophysical programs, reservoir field testing and analysis program, preliminary engineering and economic assessment program for a first commercial project, and the timing of such programs are based on the opinions and estimates of management and the company’s independent evaluators at the date the statements are made, and are subject to a variety of risks and uncertainties and other factors that could cause actual events or results to differ materially from those anticipated in the forward-looking statements, which include but are not limited to risks inherent in the oil sands industry, regulatory and economic risks, lack of infrastructure in the region in which the company’s resources are located and risks associated with the company’s ability to implement its business plan. There are uncertainties inherent in forward-looking information, including factors beyond Oilsands Quest’s control, and no assurance can be given that the programs will be completed on time, on budget or at all. In addition, there are numerous uncertainties inherent in estimating Discovered and Undiscovered Resources, including many factors beyond the company’s control. In general, estimates of Discovered and Undiscovered Resources are based upon a number of factors and assumptions made as of the date on which the estimates were determined, such as geological, technological and engineering estimates which have inherent uncertainties. Oilsands Quest undertakes no obligation to update forward-looking information if circumstances or management’s estimates or opinions should change, except as required by law. The reader is cautioned not to place undue reliance on forward-looking statements.
Canadian Resource Disclosure
In reviewing this Form 10-K, it is necessary to recognize the differences between resources (which are reported as required under Canadian law) and reserves (which are not being reported). Investors are cautioned that the discussion of resource estimates in this Form 10-K does not contain any information about deposits that would qualify as deposits of “reserves” under Securities and Exchange Commission Industry Guide 7. Further, the terms “Discovered Resource” and “Undiscovered Resource” are Canadian terms defined in accordance with the standards set forth jointly by the Society of Petroleum Evaluation Engineers (Calgary Chapter) and the Canadian Institute of Mining, Metallurgy and Petroleum (Petroleum Society) in the Canadian Oil and Gas Evaluation Handbook (“COGEH”). The COGEH standards differ from the terminology and standards set forth in Industry Guide 7 and, as a consequence, the information contained in this Form 10-K may not be comparable to information provided by other similar companies in the United States. Investors should not assume that any part of the deposits discussed in this Form 10-K that are categorized as “Discovered Resources” or “Undiscovered Resources” according to Canadian standards will ever be considered “reserves” under applicable U.S. standards. The commercial viability of Discovered and Undiscovered Resources are affected by numerous factors which are beyond the Company’s control and which cannot be predicted, such as the potential for further financing, environmental, permitting, legal, title, taxation, socio-political, marketing, or other relevant issues. Investors are cautioned not to assume that all or any part of a resource, whether Discovered or Undiscovered is economically or legally extractable.

Currency
Unless otherwise specified, all dollar amounts are expressed in United States dollars. All future payments in Canadian dollars have been converted to United States dollars using an exchange rate of $1.00 U.S. = $1.0095 CDN, which was the April 30, 2008 exchange rate.
PART I
When we use the terms “Oilsands Quest Inc.”, the “Company,” “we,” “us,” “our,” or “OQI,” we are referring to Oilsands Quest Inc. and its subsidiaries, unless the context otherwise requires. We have included technical terms important to an understanding of our business under “Glossary of Common Terms” at the end of “Item 1. Description of Business”. Throughout this document we make statements that are classified as “forward-looking.” Please refer to the “Cautionary Statement about Forward-Looking Statements” section at the front of this document for an explanation of these types of assertions.
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
The Company operates through its subsidiary corporations and conducts limited joint venture activities directly. Our primary operating subsidiary is Oilsands Quest Sask Inc. (“OQI Sask”), an Alberta corporation. OQI Sask was established as an operating subsidiary of the Company primarily to explore for and develop oil sands deposits in the provinces of Saskatchewan and Alberta. We currently own 100% of the issued and outstanding voting common shares of OQI Sask following the acquisition of the non-controlling (minority) interest of OQI Sask on August 14, 2006. Following this acquisition, our Board of Directors was reorganized and the executive team of OQI Sask was appointed as the Company’s executive team.
In addition to OQI Sask, we also have the following subsidiaries:
•	We own 100% of Township Petroleum Corporation (“Township”), an Alberta corporation. Township owns an oil sands lease in the Province of Alberta acquired in 2005, (referred to as the Eagles Nest Prospect), and is currently developing plans for exploring the oil sands potential on the lease.

•	We own 100% of Western Petrochemicals Corp. (“WPC”), an Alberta corporation. WPC formerly owned certain rights relating to exploration for oil shale, referred to as the Pasquia Hills Oil Shale Prospect, and is currently inactive.

•	We own 100% of Stripper Energy Services Inc. (“Stripper”), acquired in 2007 and currently a wholly- owned subsidiary of OQI Sask.

•	We own 100% of 1291329 Alberta Ltd., incorporated in 2007 to own assets related to camp facilities and equipment.

•	We own 100% of Oilsands Quest Technology Inc., incorporated in 2007 to assess technologies related to bitumen and shale oil extraction and to ensure any proprietary information created from the development of our prospects can be commercially exploited. Since incorporation, this subsidiary has been focused on assessing technologies related to the extraction of bitumen and planning research for the development technologies applicable for the extraction of resources from its lands.

•	We owned 100% of Anhydride Petroleum (USA) Inc. (“Anhydride USA”) and Anhydride USA’s wholly owned subsidiary, Anhydride Petroleum (Canada) Inc. (“Anhydride Canada”), both acquired April 30, 2002. On October 31, 2005 Anhydride Canada was sold to a third party for nominal cash proceeds, and on October 12, 2007 Anhydride Petroleum (USA) Inc. was dissolved.
Strategy
Our strategy is to focus on business opportunities in the oil and gas sector and in particular the oil sands and oil shale sectors in Western Canada with the objective of maximizing value on a per share basis. We will execute our strategy by:
•	Selectively identifying and acquiring key targets in the oil sands and oil shale sectors. We have amassed one of the largest contiguous land positions in the oil sands industry in Canada along with a significant oil shale land position in Saskatchewan. We have an undivided, 100% interest in each of the permits, licenses and leases held.

•	Exploring and delineating resources on our lands. Our operating teams have conducted extensive exploration programs, consisting of drilling 349 exploration and delineation wells, conducting 1,847 kilometres of 2-D and 3-D seismic surveys, and other exploration activities resulting in the Axe Lake and Raven Ridge Discoveries and the identification of multiple other oil sands prospects. We manage and operate all of our activities.

•	Exploiting the oil sands resources identified. We are focused on the development of the Axe Lake Discovery and are in the process of conducting a comprehensive reservoir test program to select the optimal recovery processes that will be utilized to produce bitumen from the Axe Lake Discovery. Our development strategy includes considering partners on a joint venture basis on specific projects to accelerate the development of such projects in a timely and responsible manner.
Our business plan is to focus on the exploration, delineation and exploitation of bitumen resources on our oil sands exploration permits, licenses and lease located in the provinces of Saskatchewan and Alberta. In the present market we also view our oil shale prospects as having significant long-term potential value.
General Development of the Business
Initially our primary business activity was the exploration for uranium and petroleum in Canada. However, during the year ended April 30, 2003 we wrote off our investments in the uranium resource properties as we had no further plans to develop them. We then began to actively seek new business opportunities in the oil and gas sector.
Over the past five years, the Company has focused primarily on business opportunities in the oil and gas sector and in particular the oil sands and oil shale sectors in Western Canada. The Company has grown its asset base by acquiring exploration rights for oil sands and, to a lesser extent, oil shale in the provinces of Saskatchewan and Alberta.
Acquisition of Oil Sands Exploration Rights
Oil sands permits and licenses in Saskatchewan

On September 24, 2004 we acquired all of the issued and outstanding shares of 808099 Alberta Ltd., which was previously inactive, and on November 3, 2004 this company changed its name to Oilsands Quest Inc. On November 1, 2006, this entity changed its name to Oilsands Quest Sask Inc. Following external issuances of equity by OQI Sask, at July 31, 2006 we owned 64.08% of the shares of common stock of OQI Sask. On August 14, 2006, we closed a reorganization agreement with OQI Sask, which was executed on June 9, 2006, whereby we acquired the non-controlling (minority) interest in OQI Sask, increasing from a 64.08% ownership interest to a 100% voting interest (the “Reorganization Agreement” or the “Reorganization”). In connection with the Reorganization Agreement, we also entered into a Voting and Exchange Trust Agreement with OQI Sask and Computershare Trust Company of Canada (“CTC”), and a Support Agreement with OQI Sask. Collectively, these agreements are referred to as the “Acquisition Agreements”.
In accordance with the Acquisition Agreements, all OQI Sask common shares other than those held by us were exchanged for a new class of OQI Sask shares called Exchangeable Shares pursuant to a ratio of one OQI Sask common share to 8.23 Exchangeable Shares. The Exchangeable Shares are exchangeable at any time on a one-for-one basis, at the option of the holder, for shares of our common stock. An Exchangeable Share provides a holder with economic terms and voting rights which are, as nearly as practicable, equivalent to those of a share of our common stock. Holders of Exchangeable Shares have registration rights with respect to the resale of our common stock to be received upon exchanging the Exchangeable Shares into our shares. The holders of the Exchangeable Shares will receive up to an aggregate of 76,504,304 shares of our common stock at each holder’s election. The Exchangeable Shares are represented for voting purposes in the aggregate by one share of our Series B Preferred Stock (the “Preferred Share”), which Preferred Share is held by CTC. CTC will in turn vote the one Preferred Share as indicated by the individual holders of Exchangeable Shares. The one Preferred Share represents a number of votes equal to the total outstanding Exchangeable Shares on the applicable record date for the vote submitted to our shareholders. At April 30, 2008 35,054,264 shares of common stock had been issued on exchange of Exchangeable Shares and 41,450,040 shares of common stock remain to be issued on future exchanges of Exchangeable Shares.
On September 29, 2004 OQI Sask acquired a 49% interest in certain oil shale exploration permits that covered approximately 2,000 square miles (1,400,000 acres) in northwestern Saskatchewan along the Alberta border. The 49% interest in the permits was acquired for $769,125, plus 50,000 shares of our common stock and a 2.5% gross overriding royalty (the “2.5% GORR”). In order to finance the purchase of the 49% interest, OQI Sask borrowed funds from the Company in the form of a convertible debenture. On November 18, 2005, the principal and accrued interest on the debenture was converted into 788,769 shares of common stock of OQI Sask.
We entered into an agreement dated November 8, 2004, as amended (the “WCM Agreement”), to acquire all of the shares of Western Canadian Mint Inc. (“WCM”), a company that owned all of the shares of American Oilsands Company Inc., which owned the remaining 51% working interest in the permits, subject to a $0.07 per barrel royalty which could be bought at any time by paying $7,000,000 and a $0.04 per barrel royalty held by various arm’s-length parties. Prior to completing this acquisition, we assigned all of our rights and obligations to OQI Sask pursuant to a letter agreement dated November 12, 2004 and an assignment dated April 27, 2005. As a result, on May 3, 2005, pursuant to the terms of the WCM Agreement, OQI Sask acquired all of the outstanding shares of WCM. The combined consideration paid by us and OQI Sask was $1,202,131, 2,000,000 shares of our common stock and the assumption of the $0.07 per barrel royalty which could be bought at any time by paying $7,000,000 and a $0.04 per barrel royalty held by various arm’s-length parties. WCM was then merged with OQI Sask.
As a result of these transactions, OQI Sask held an undivided 100% interest, subject to the above noted royalties, in Saskatchewan Oil Shale Exploration Permit Nos. PS00205, PS00206, PS00207, PS00208, PS00209, PS00210, PS00211, PS00212, PS00213, PS00214, PS00215, PS00216 and PS00217, granted originally on June 1, 2004. The permits were granted by the Province of Saskatchewan in 2004 under the Oil Shale Regulations, 1964 as amended, revised or substituted from time to time, for a term of five years. The permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease pursuant to these regulations has been granted. The term of the permits may be extended for up to three, one-year extensions subject to regulatory approvals, as required.

By agreement with the Saskatchewan government, we were required to relinquish at least 40% of the total acreage covered by the permits by the first anniversary date of the permits (May 31, 2005) and to relinquish a further 40% of the remaining acreage by the second anniversary date (May 31, 2006). OQI Sask relinquished 40% of the total acreage covered by the permits on May 31, 2005, and under an extension of the 2006 relinquishment completed the second relinquishment on July 9, 2007. As at April 30, 2007, the Saskatchewan permits comprised an area totaling 846,680 acres and following all relinquishments the Saskatchewan permits on July 9, 2007 comprised an area totaling 508,080 acres consisting of Saskatchewan Oil Shale Exploration Permit Nos. PS00205, PS00206, PS00208, PS00210, PS00212, PS00213 and PS00215.
The permits, when granted, were subject to annual rental payments and commitments to certain levels of expenditures annually pursuant to the terms of the permits and government regulations. The annual rentals were payable in advance as to $0.02 ($0.02 CDN) per acre for the first year and escalating to $0.10 ($0.10 CDN) per acre in the fifth year. On May 7, 2007, the Saskatchewan government updated the Oil Shale Regulations, 1964 requiring an increase to annual rentals of $0.10 ($0.10 CDN) per acre for the remaining term of the permits. The required exploration expenditures to hold the permits were also increased to $0.80 ($0.81 CDN) per acre for each of the remaining years of the permits and $1.20 ($1.21 CDN) per acre for each year that the permits are extended. The Company has paid all required annual rentals and complied with the annual exploration expenditure requirements.
On August 13, 2007 the Company acquired five oil sands licenses totaling 109,920 acres granted under the Petroleum and Natural Gas Regulations, 1969 (Saskatchewan), as amended, revised or substituted from time to time, for a term of five years for an aggregate cost of $2,140,233 ($2,249,089 CDN). The licenses provide for the exclusive right to search for oil sands on the lands granted and to win, recover, extract, carry off, dispose of and sell the oils sands products found on the license lands. The oil sands licenses provide the opportunity to convert up to 100% of the licenses to a production lease on the basis of one section of land for every well that intersects an oil sands zone. Licenses require annual rental payments of $0.70 ($0.71 CDN) per acre. The Company has paid all required annual rental payments for the licenses granted.
Gross Overriding Royalties on original Saskatchewan oil sands permit lands
As noted above, as part of the acquisition of the Saskatchewan permits, OQI Sask assumed the 2.5% GORR and a $0.04 per barrel royalty held by various arm’s-length parties.
On August 15, 2006 the Company closed a transaction with the shareholders of Stripper Energy Services Inc. (“Stripper”), a non-related inactive entity. The Company purchased all of the issued and outstanding shares of Stripper’s common stock for a total purchase price of $17,948,722 ($20,000,000 CDN), including the original option payment of $1,250,000 CDN. Stripper’s sole asset is the 2.5% GORR royalty on the permits. As a result of the transaction, the 2.5% GORR is now held by Stripper, a wholly-owned subsidiary of OQI Sask.
On September 21, 2007, in conjunction with the acquisition of the interests of an external joint venture partner to the Triple 7 Joint Venture described below, the Company acquired the $0.07 per barrel royalty obligation for consideration of $99,980 ($100,000 CDN) cash plus the issuance of 500,000 shares of its common stock valued at $2,195,000 based on the September 20, 2007 closing market price of the shares.
The Saskatchewan permits are now only subject to $0.04 per barrel royalty.
Oil sands permits and lease in Alberta
- Raven Ridge Prospect and Raven Ridge Discovery
During the year ended April 30, 2007, the Company acquired four oil sands permits totaling 67,053 acres (“Raven Ridge Prospect”) in a public offering of Crown Oil Sands Rights for an aggregate cost of $22,221,968 ($25,651,985 CDN). The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements. Permits are granted for a five-year primary term and require annual rental payments of $1.41 ($1.42 CDN) per acre. We funded the acquisition of some of the permits with a secured line of credit from a major Canadian bank pursuant to a Credit Agreement dated March 19, 2007. The line of credit was repaid on May 4, 2007 and all security was released.
The Raven Ridge Prospect is located in Alberta directly west of and contiguous to our Axe Lake Discovery lands on our oil sands permits in Saskatchewan. Following the evaluation of the 2007/2008 exploration program, we announced a discovery on the Raven Ridge Prospect. For a description of the independent resource estimate for Raven Ridge Discovery, see Part 1, Item 2, “Statement of Oil and Gas Activities”.
- Wallace Creek Prospect
On January 23, 2008 the Company acquired two oil sands permits totaling 45,546 acres (“Wallace Creek Prospect”) in a public offering of Crown Oil Sands Rights (permits were officially granted on January 24, 2008). The total consideration paid for these permits was $9,732,500 ($10,010,880 CDN). The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements. Permits are granted for a five-year primary term and require annual rental payments of $1.41 ($1.42 CDN) per acre.
The Wallace Creek Prospect is located in Alberta directly west of and contiguous to our Axe Lake Discovery lands on our oil sands permits in Saskatchewan.
- Eagles Nest Prospect
On August 25, 2005 Township acquired Oil Sands Lease No. 7405080355 located in northern Alberta for $727,187 at an Alberta Crown land sale (“Eagles Nest Prospect”). This lease comprises an area of approximately 22,773 acres and is located in the Athabasca oil sands region in Alberta in Township 101, Range 13 West of the fourth Meridian. The lease provides for the right to drill for, win, work and recover and the right to remove bitumen resources from the lease for a term of 15 years, subject to the Mines and Minerals Act, Alberta.
Prior to bidding on the Eagles Nest Prospect, on June 1, 2005, Township entered into an agreement with three third parties (collectively the “Triple 7 Joint Venture”) to post, acquire, develop and produce oil sands deposits located in the Athabasca Region of Alberta, Canada (the “Triple 7 Joint Venture Agreement”). As a result of this agreement, Township acquired one lease consisting of approximately 22,800 acres (the “Eagles Nest Oil Sands Lease”) at a cost of $727,187. Pursuant to the terms of this agreement we issued the Triple 7 Joint Venture 114,015 of our shares of common stock with a fair value of $127,432. Township has also agreed to pay the Triple 7 Joint Venture partners, as ongoing fees, $148,588 ($150,000 CDN) in cash or in shares of our common stock (at the discretion of the Company) on the first and second anniversary dates of the agreement. On the third anniversary date and each subsequent anniversary date of the agreement Township shall pay to the Triple 7 Joint Venture $445,765 ($450,000 CDN) until such time as the lease is surrendered or a commercial project has been identified. In the event that Township receives a feasibility study, conducted by an independent third party, which indicates that a commercial project is economic and wishes to construct a commercial project, Township is required to notify the Triple 7 Joint Venture. Upon commencement of construction of such a commercial project, Township shall pay to the Triple 7 Joint Venture the sum of $5,943,536 ($6,000,000 CDN). In addition to such payments Township has granted each of the three Triple 7 Joint Venture partners a royalty in the acquired leases of $0.03 ($0.03 CDN) on each barrel of crude bitumen produced, saved and sold or $148,588 ($150,000 CDN) per joint venture partner per year, whichever is greater. Such royalty is governed by the royalty procedure which stipulates, among other things, that the royalty will be secured by a lien, first charge or security interest on the royalty lands, and that the royalty is assignable or transferable subject to a right of first offer to Township. On September 21, 2007, in conjunction with the acquisition of the royalty described above, the Company acquired all of the rights of one of the three external joint venture partners for consideration of $49,939 ($50,000 CDN) plus the issuance of 250,000 shares of the Company’s common stock valued at $1,097,500 based on the September 20, 2007 closing market price of the shares. On June

17, 2008, we acquired the rights of the remaining external joint venture partners for aggregate consideration of $1,632,000 CDN and 640,000 shares of the Company’s common stock valued at $2,860,800 based on the May 29, 2008 closing market price of the shares. The Company’s obligations under the Triple 7 Joint Venture Agreement have therefore been eliminated.
To finance the acquisition of the Eagles Nest Prospect area in 2005 the Company issued convertible debentures pursuant to which Township also granted royalties of $0.0057 ($0.0058 CDN), net after a buy back, on each barrel of crude bitumen produced, saved and sold from the project. The convertible debentures have all been converted to common stock.
Pursuant to the terms of the lease Township’s annual lease rentals are $31,952 ($32,256 CDN). OQI Sask has paid all required annual rentals and the lease is in good standing.
Acquisition of Oil Shale Rights in Saskatchewan
- Pasquia Hills Oil Shale Prospect
On April 21, 2005 we acquired a 97.53% interest in Western Petrochemicals Corporation (“WPC”) through the issuance of 10,728,124 shares of our common stock and then in April 2006 increased our ownership to 100% by issuing 271,865 shares of our common stock to the remaining WPC shareholders. WPC held a 100% interest in exploration permits covering an area of approximately 337,775 acres granted under the provisions of the Oil Shale Regulations, 1964, as amended from time to time by the Province of Saskatchewan. The exploration permits were scheduled to expire in 2006, and during the year ended April 30, 2007, all of the original Pasquia Hills exploration permits held by WPC expired and were returned to the Saskatchewan government.
We reacquired nine exploration permits on the original Pasquia Hills oil shale prospect area from the Province of Saskatchewan in September and October 2006. In accordance with the terms of the new permits and following an initial assessment, we relinquished 30% of the total acreage of the granted permits within 90 days of the grant. We currently hold Oil Shale Permit Nos. PS00222, PS00223, PS00224, PS00225, PS00226, PS00237 and PS00238 granted under the Oil Shale Regulations, 1964, as amended or revised or substituted from time to time for five-year terms from the date of grants. The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, as required. The permits total 405,961 acres and are located near Hudson Bay, Saskatchewan. The permits provide for the right to explore, mine, quarry and work the permit lands, but not to produce or recover oil shale except for test purposes until a lease has been granted.
The annual rental payable in advance was $0.05 ($0.05 CDN) per acre for the first year and on May 7, 2007, the Saskatchewan government updated the regulations requiring annual rentals of $0.10 ($0.10 CDN) per acre for the remaining term of the permit. The required exploration expenditures to hold the permits were also increased to $0.40 ($0.40 CDN) per acre for the second year of the permits, $0.80 ($0.81 CDN) per acre for the last three years of the permits and $1.20 ($1.21 CDN) per acre for each year that the permit is extended, as required.
On August 13, 2007, we acquired one additional oil shale exploration permit granted under the Petroleum and Natural Gas Regulations, 1969 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years totaling 83,769 acres in the same area near Hudson Bay, Saskatchewan. This permit, together with the nine exploration permits acquired in September and October 2006 as described above, are collectively referred to as the “Pasquia Hills Oil Shale Prospect”. The permit provides for the right, license, privilege and authority to explore for oil shale within the permit lands. The term of the permit may be extended for up to three one-year extensions subject to regulatory approvals, if required. This oil shale permit was acquired under a land sale work commitment bid for the first two years of the permit. The Company bid a total work commitment of $298,730 ($301,568 CDN) to be incurred during the first two years of the permit and the permit requires a further work commitment of $0.80 ($0.81 CDN) per acre for the last three years and $1.20 ($1.21 CDN) for each extension year plus annual rental payments of $0.10 ($0.10 CDN) per acre. We have paid the required annual rental payments to maintain this permit in good standing and our planned exploration program in 2008 will comply with our expenditure requirements.

The key challenge to producing kerogen (shale oil) on a commercial basis lies in finding an economic process. No field operations were carried out on the Pasquia Hills oil shale prospect during the year as we concentrated our efforts on internally evaluating the oil shale potential of our permit lands.
Activities to Date
Oil sands permits and licenses
Exploration of our Saskatchewan oil sands permits commenced in the winter of 2005/2006. An exploration drilling program consisting of 24 resource delineation wells was completed by April 2006. In August 2006 the Company received the independent geological consultants’ assessment of in-place volumes of bitumen in the area covered by the winter 2005/2006 exploration program. The assessment, prepared by Norwest Corporation of Calgary, was made in accordance with the Canadian Oil and Gas Evaluation Handbook (“COGEH”), which is a primary reference for reporting resources under Canadian Securities Administrators National Instrument 51-101 Standards of Disclosure for Oil and Gas Activities (“NI 51-101”). The area covered in the assessment represented approximately 1.4 percent of the Saskatchewan oil sands permits of approximately 508,000 acres. The End of Season Report for the winter 2005/2006 exploration drilling program documenting conformance with the original plans and summarizing the environmental effects of the program, impacts, socio-economic benefits, reclamation and mitigative actions was prepared and submitted to the adjacent communities, aboriginal groups and Canadian federal and provincial governments.
Beginning in July 2006 site infrastructure development activities, including road construction, drill pad preparation and camp construction, were undertaken, and the application for the winter 2006/2007 exploration program, including the installation of an airstrip, was submitted.
In October 2006, an approximately 5-kilometre (3-mile), 2-D geophysical program was successfully completed, demonstrating that seismic techniques could contribute to the planned exploration program. In November 2006 exploration drilling began with one drilling rig and by the end of the month three drilling rigs were working on the site. These three rigs drilled continuously until the scheduled Christmas break on December 21, 2006. Drilling recommenced in early January 2007 with four rigs and by the end of February 2007, a total of eight rigs were in place and drilling. Three residential camps with a total camp capacity of over 200 persons supported the needs of the 2006/2007 exploration program. Approval for the airstrip was received in late February 2007 and construction began in early March 2007. The winter 2006/2007 drilling season ended on March 30, 2007.
In January 2007, due to the extent of land covered by our drilling, we designated the discovery area, plus certain additional prospective lands associated with it, as the Axe Lake Discovery. The designated Axe Lake Discovery area is a notional area identified by us as being located in an area of approximately 72 sections (72 square miles) located in Townships 94 and 95, Ranges 24 and 25 West of the 3rd Meridian. As a result of the winter 2007/2008 program the Axe Lake Discovery drilled area now covers approximately 65 sections (65 square miles) of Permits PS00208 and PS00210 (100% Oilsands Quest) located in the north half of Township 94 and the south half of Township 95, Ranges 24 and 25 West of the 3rd Meridian.
In February 2007 an 850-kilometre (528-mile) helicopter-borne, combined electromagnetic and magnetic survey was undertaken and a 166-kilometre (103-mile) 2-D seismic program was completed. This included 64 kilometres (40 miles) of surveys in Alberta.
In May 2007, permits were granted by the Province of Saskatchewan for the continuation and expansion of 2-D seismic surveys.
In May and June 2007 two fixed-wing aircraft completed a high-resolution, intensive 21,000-kilometre (13,000-mile) airborne magnetic survey program within the Company’s Saskatchewan permit lands building further on the airborne surveys made during the 2006/2007 winter program.

In August 2007 we received approvals from the Province of Saskatchewan for the following: testing of Electrical Resistance Tomography; exploration drilling of up to 97 holes under non-frozen ground conditions; miscellaneous use general construction (including road and airstrip construction) permits on the Saskatchewan permit lands; and an extensive 2-D and 3-D seismic program on the Saskatchewan permit lands under non-frozen ground conditions. Approval from the Province of Alberta for a major 2-D and 3-D seismic program on the Raven Ridge Prospect was also received in August 2007. Field work under these approved work programs began immediately with drilling in Saskatchewan commencing on September 14, 2007. In October 2007 we received approvals for drilling up to 122 holes on the Alberta permit lands.
In November 2007 we announced the results of the independent review and evaluation of the Axe Lake Discovery by McDaniel & Associates Consultants Ltd. (“McDaniel”) based on data obtained from the results of drilling up to March 31, 2007 and other sources, including the physical examination of cores and geophysical logs. The independent review and evaluation was prepared and presented in accordance with the Canadian standards set out in the COGEH and NI 51-101. For a description of the most recent independent review and evaluation by McDaniel, see Part 1, Item 2, “Properties and Statement of Oil and Gas Information”.
In December 2007 a comprehensive exploration program application, consisting of drilling up to 316 core test wells, 2-D seismic surveys and 3-D seismic surveys to be conducted under frozen ground conditions, was submitted to the Federal and Saskatchewan governments for approval. The application also included requests for approvals for conducting reservoir tests, which included the installation and operation of steam generation facilities, thermally completed vertical reservoir test wells and related observation wells including fluid storage facilities at three potential test sites at the Axe Lake Discovery area.
In January 2008 we received regulatory approval for our applications and we announced a program of reservoir testing at up to three sites within the Axe Lake Discovery. This reservoir test program was designed on the basis of extensive, ongoing laboratory testing and reservoir simulation studies conducted since June 2007 by our independent consultants and on the studies undertaken by our in-house reservoir engineering group. For a complete description of the nature and activities of the test program, see Part 1, Item 1, “Description of Business — Activities to Date” and “Axe Lake Discovery – Reservoir Development Activities”.
On March 26, 2008, our winter 2007/2008 exploration program ended. The program demonstrated continued success on the Company’s contiguous oil sands exploration lands in Saskatchewan and Alberta. Overall, a total of 175 test wells were drilled with 150 in Saskatchewan and 25 in the Company’s first exploration program conducted on its adjacent land holdings in Alberta. Evaluation of core and other data from these test wells is being conducted. As anticipated, the drilling results continue to show continuity of bitumen resources over a large area. The exploration drilling in Alberta was completed in 12 sections (12 square miles). Of the 175 test wells drilled in the winter 2007/2008 exploration program, 155 were exploration and delineation test wells in Saskatchewan and Alberta of which 103 encountered meaningful intercepts of bitumen-bearing McMurray formation (67 percent). The 175 test wells represent a total of 35,000 metres (114,850 feet). The 349 test wells drilled to date represent 66,871 metres (219,388 feet). For a complete description of the most recent independent review and evaluation by McDaniel, see Part 1, Item 2, “Properties and Statement of Oil and Gas Information”. The following table summarizes the drilling program accomplishments to date.

Table1: Results of drilling programs

	Winter 2007 / 2008	Drilled to Date
	(Sept.14/07 to Mar.26/08)	(Nov.22/05 to Mar.26/08)
				Wells
	Wells		Sections	per
	Drilled	Wells Drilled	Drilled	Section
Axe Lake Discovery	125	264	65	4.06
Saskatchewan Exploration (outside Axe Lake)	5	40	30	1.33
Reservoir Test (Axe Lake)	4	4	n/a	n/a
Environmental Monitoring (Axe Lake)	16	16	n/a	n/a
Raven Ridge Discovery	25	25	12	1.04

Total	175	349	107	2.93

We also completed a comprehensive 2-D and 3-D seismic program which utilized CGG Veritas’ highest-quality three-component 3-D technology. The table below summarizes Oilsands Quest’s completed seismic programs.
Table 2: Seismic Surveys

	Saskatchewan		Alberta
	Km	Miles	Km	Miles
2-D	48	30	106	66
3-D	1,192	741	501	312

Total	1,240	771	607	378

The 3-D program covered over 24 square kilometres (15 square miles) in Saskatchewan and 10 square kilometres (6 square miles) in Alberta. A 40-metre (124-foot) by 40 metre grid density was used. The data from this program has been processed and interpretation of the data is underway. A detailed summary of the activities by prospect area is noted below.
During the winter 2007/2008 exploration program, we continued conducting environmental monitoring and baseline assessment activities related to a comprehensive $4 million CDN program of environmental studies on our Saskatchewan and Alberta permits. The program addresses a wide range of factors important for defining baseline conditions, including ambient air quality, water, soils, vegetation and wildlife. The work formed the basis of an Environmental Protection Plan submitted to and approved by the Federal and Saskatchewan Provincial governments. This program, which is integral to the timeline for potential project development at the Axe Lake Discovery, began in early April 2007 and will continue through 2008/2009.
A total of nine drilling rigs were utilized, and two camp facilities in Saskatchewan housing in excess of 400 personnel at peak levels were operated by the Company during the winter 2007/2008 drilling season.
In May 2008, in order to communicate more clearly about our operations and activities in the future, we named areas of interest in addition to the Axe Lake Discovery area resulting from our winter operations. In the Axe Lake Discovery area, three distinct areas of interest were named Axe Lake 1, 2 and 3 to correspond to the three proposed development sites. Our Alberta oil sands permits that are located immediately west of the Axe Lake Discovery area and directly east of the Encana Borealis project area (Township 94 Range 1 west of the 4th Meridian) were named the Raven Ridge Prospect. Here, our drilling has identified two areas of interest: Raven Ridge 1 and Raven Ridge 2.

On June 26, 2008, immediately preceding filing of this Form 10-K, we announced the results of the independent review and evaluation of the Axe Lake Discovery and of the Raven Ridge Discovery by McDaniel based on data obtained from the results of drilling up to March 26, 2008 and other sources, including physical examination of cores and geophysical logs. The independent review and evaluation was prepared and presented in accordance with the Canadian standards set out in the COGEH and NI 51-101. For a complete description of this independent review and evaluation and the resulting resource estimates, see Part 1, Item 2, “Properties and Statement of Oil and Gas Information”.
Further north, on our Alberta permits in Township 96 Range 1 and Range 2 West of the 4th Meridian, a new area of interest, defined through seismic survey, was named the Wallace Creek Prospect.
A summary of the activities in each area is outlined below.
Axe Lake Discovery
In January 2007 following our initial drilling season, we designated the discovery area, plus certain additional prospective lands associated with it, as the Axe Lake Discovery. The Axe Lake Discovery is a notional area identified by us and located in an area of approximately 72 sections (72 square miles) located in Townships 94 and 95, Ranges 24 and 25 West of the 3rd Meridian. As a result of the winter 2007/2008 program the drilled portion of the Axe Lake Discovery now covers approximately 65 sections (65 square miles) of permits PS00208 and PS00210 (100% Oilsands Quest) located in the north half of Township 94 and the south half of Township 95, Ranges 24 and 25 West of the 3rd Meridian. For a complete description of the resource estimate attributable to the Axe Lake Discovery, see Part 1, Item 2, “Properties and Statement of Oil and Gas Information”.
The 3-D seismic survey program in Saskatchewan was concentrated in the Axe Lake Discovery area and covered over 24 square kilometres (15 square miles). We are using seismic survey data as one of the key tools to further define geological structure and reservoir characteristics within the Axe Lake Discovery to assist in the ongoing reservoir studies and technical planning related to the development of this resource. For a description of the seismic program on the Axe Lake Discovery, see tables in Part 1, Item 1, “Description of Business — Activities to Date”.
Axe Lake Discovery — Reservoir Development Activities
In January 2008, following extensive, ongoing laboratory testing, reservoir simulation studies and the determination of the initial definition of a reservoir field test program to evaluate reservoir response to varying temperatures and pressures of steam and steam with solvents, we announced a program of reservoir testing at up to three sites within the Axe Lake Discovery for 2008.
Site preparation and construction of facilities for Oilsands Quest’s reservoir test program at Axe Lake commenced in January 2008 and were halted through April and May for spring break-up. Activity recommenced in June 2008 and is ongoing at present. The large steam generator Final Acceptance Test was successfully concluded and the steam generator is being transported to site. Other major equipment will also arrive on site during facilities installation which commences first week of July. Steam and hot water injection into the reservoir on Test Site 1 is planned for late summer 2008.
Phase One of the Axe Lake Discovery reservoir test program will consider up to three test sites (with varying overburden and pay thicknesses) with one vertical injection well and five vertical observation wells per test site. The purpose of Phase One of the Axe Lake test program is to measure resource specific heat and fluid movement under specific operating conditions on a field scale to complement our ongoing simulation and laboratory analysis studies. Phase One has received regulatory approval. Current plans call for placement of horizontal wells in late summer 2008, with injection to begin following initial results from the Phase One program at Test Site 1 subject to the requisite approvals.

Phase Two of the test program will consider expanding the three test sites with horizontal wells and/or injecting mobilization agents other than steam. The purpose of Phase Two is to evaluate and analyze information gathered from Phase One regarding mobilization with steam and/or hot water and to measure field-scale response using horizontal wells. Phase Three of the Axe Lake Discovery test program is currently in the scoping phase; options being considered range from a continued reservoir test program to a technology feasibility pilot to a full commercial demonstration project.
By June 2008 six 1,000-barrel heated liquid storage tanks were received at Test Site 1, and two 1,000-barrel heated liquid storage tanks were delivered to both Test Sites 2 and 3. The preliminary engineering contracts for the surface facilities for Test Site 2 were awarded and design work has commenced. The large steam generator Final Acceptance Test was successfully concluded and the steam generator is being transported to site. Other major equipment will also arrive on site during facilities installation which commences first week of July and most of this equipment will be installed in all-season building structures. Construction of these facilities is expected to be completed approximately eight weeks after the arrival of the major equipment.
By the end of July 2008, we expect to resume drilling of the wells required for injection and monitoring at the three reservoir test sites, including the remaining two of the six wells at Test Site 1 and wells at Test Site 2 and 3 as appropriate.
Raven Ridge Discovery Activities
In March 2007, prior to acquiring the key permits comprising the Raven Ridge Discovery, we completed 64 kilometres of 2-D seismic survey to assess the potential of the permit land and identify potential drilling targets. As a result of this survey we expected that the Axe Lake Discovery reservoir would extend into Alberta and that numerous attractive exploration drilling targets would be identified. Approval for exploration drilling in Alberta was received in December 2007 and 25 exploration holes were drilled in 12 sections (12 square miles) during the 2007/2008 program. Of the 25 holes, 18 encountered meaningful intercepts of McMurray formation (72 percent) at depths of 113 metres (371 feet) to 227 metres (745 feet). The thickness of the bitumen-bearing zone within the McMurray formation was observed to be between 7 metres (23 feet) and 34 metres (112 feet) (net pay) with an average of 15.5 metres (51 feet).
The Raven Ridge Discovery drilling program has demonstrated continuity of bitumen characteristics extending from our Axe Lake Discovery in Saskatchewan westward into Alberta and we have identified, through drilling, two areas of specific interest for potential development: Raven Ridge 1 and Raven Ridge 2. Notably, a key success of the program was achieved by the correlation observed between the drilling results and the estimates made based on the Company’s 2007 2-D seismic program.
Reservoir Recovery Optimization for Axe Lake and Raven Ridge Discoveries
Similar to other bitumen accumulations within the eastern portion of Alberta, the Axe Lake and Raven Ridge Discovery areas lack a distinct overlying shale zone. McDaniel is of the opinion that the absence of a distinct overlying shale zone may preclude the use of certain high-pressure in-situ recovery methods, but that the quality of the reservoirs and high bitumen saturations present at the Axe Lake and Raven Ridge areas provide the potential for extraction using a number of existing technologies as well as other low pressure in-situ extraction methods currently in pilot testing within other areas of the Athabasca Oil Sands region. At this time, Oilsands Quest is actively engaged in executing its reservoir test program and related laboratory simulation studies that will support the technical review and analysis of the suitability of each of these methods for extraction operations at Axe Lake and Raven Ridge. Potential extraction methods that may be applicable to Axe Lake and Raven Ridge include low-pressure SAGD operations, enhanced SAGD, SAGD combined with methane injection to manage steam-chamber growth, and electro-thermal heating. Oilsands Quest has received interim results from laboratory simulation and computer simulation studies that indicate there is good potential for bitumen recovery using hot water and/or steam and steam/solvents. Further, these studies indicate that it is reasonable to expect that steam pressures can be managed and controlled to ensure that penetration above the McMurray bitumen-containing formation is limited and that heat losses to the overburden would be minimal. These simulation studies are being conducted to assist in the specification of pressure and temperature conditions that will form part of the on-site reservoir test program later this year.
Wallace Creek Prospect Activities
In January 2008, prior to acquiring the Wallace Creek permits, we completed 53 kilometres of 2-D seismic survey to assess the potential of the permit lands and identify potential exploration targets. To date, we have reviewed and interpreted the results of the data from the seismic surveys. As a result, we have identified a number of exploration targets for drilling. Further, there are five legacy test wells drilled on the property. We have reviewed the results of this old drilling and are completing our assessment of the geological potential for the area and are in the process of completing plans for the exploration program in 2008/2009.
Eagles Nest Prospect Activities
Over the winter of 2005/2006 we undertook a detailed assessment of the historical data available on the Eagles Nest Prospect. During 2007/2008 we concentrated our efforts in acquiring the interests of the Triple 7 Joint Venture partners. On September 21, 2007, we acquired all of the rights of one of the three external joint venture partners to the Triple 7 Joint Venture Agreement and, on June 17, 2008, we acquired the rights of the remaining two external joint venture partners. For a description of these transactions, see Part 1, Item 1, “Description of Business — General Development of Business — Acquisition of Oil Sands Exploration Rights”. The Company’s obligations under the Triple 7 Joint Venture Agreement have therefore been eliminated.
With the achievement of unencumbered ownership and control of the Eagles Nest Prospect, an independent assessment has been commissioned to evaluate the resource potential of the lands and we are initiating an exploration strategy for the 2008/2009 drilling season.
Other
Apex Joint Ventures
During the years ended April 30, 2005 and 2006, we entered into four joint venture agreements to fund research and development relating to the improvement of bitumen recovery. On February 28, 2007 we sold our interests in these joint ventures to one of the remaining partners for consideration of $419,384 which was credited to exploration costs. Our rights and obligations under the agreements were assigned to and assumed by the purchasing partner, and we were released from any further obligations and liabilities under the agreements.
Pearl Exploration and Production Ltd. (formerly known as Watch Resources Ltd. and Energy 51 Inc.)
On April 7, 2004 we entered into an equity participation and farm-out agreement with Energy 51 Inc., a private oil and gas company. Pursuant to the equity participation agreement we purchased 1,500,000 common shares of Energy 51 for $310,291.
We participated with Energy 51 in the Sylvan Lake and Barrhead oil and gas prospects and incurred $5,325 (2007 – $64,105) in exploration costs in 2008. The 2008 costs relate to the abandonment of the prospects. We no longer maintain a right to participate in future Energy 51 farm-out prospects.
On January 2, 2007 Energy 51 Inc. was amalgamated with Watch Resources Ltd. (“Watch”), a public company. On amalgamation the 1,500,000 shares in Energy 51 Inc. held by OQI were replaced by 300,000 common shares in Watch. On August 2, 2007 Watch was acquired by Pearl Exploration and Production Ltd. (“Pearl”), a public company. On the acquisition the 300,000 common shares of Watch held by us were replaced by 69,000 common shares of Pearl.
We account for our interest in Pearl as securities available for sale and will carry the investment on our balance sheet as a current asset valued at the trading value of the securities on the balance sheet date.
Forum Uranium Corp.
During the year ended April 30, 2008 we received 600,072 common shares of Forum Uranium Corp. (“Forum”) in exchange for our interest in a uranium prospect written off in 2003. As costs associated with the property had previously been written off the value of the shares received has been credited to exploration costs.
We account for our interest in Forum as securities available for sale and will carry the investment on our balance sheet as a current asset valued at the trading value of the securities on the balance sheet date.
Outlook
Over the next twelve months we will initiate the activities necessary to establish a commercial development plan for the Axe Lake Discovery, including aggressively progressing the reservoir test programs in order to evaluate an optimum in-situ oil sands recovery process. We expect to select one or more recovery technology options, conduct one or more technology feasibility tests and commence development of a commercial project. The following is an overview of key activities continuing and planned in the next twelve months:
•	continue exploration and delineation activities to further define the location, extent and quality of the Discovered Resources at Axe Lake and Raven Ridge (for a complete description of our independent resource estimates, see Part 1, Item 2, “Properties and Statement of Oil and Gas Information”);

•	continue to evaluate drilling data and perform advanced laboratory studies of bitumen characterization and recovery methods;

•	continue to undertake computer reservoir modeling and simulation studies to aid in the selection of the optimal recovery technologies at Axe Lake and Raven Ridge;

•	continue to engineer and procure surface and down-hole equipment for reservoir field tests;

•	conduct injection tests with steam and other mobilization agents in vertical and horizontal wells to confirm laboratory and simulation studies;

•	continue to conduct environmental programs to establish base-line data and facilitate regulatory approvals;

•	continue to conduct advanced economic feasibility and risk assessment studies for full commercial project development;

•	continue to accelerate scoping and engineering designs for our initial commercial development at the Axe Lake Discovery, including initiating engineering plans for the first 30,000 barrels per day commercial project at the Axe Lake Discovery;

•	initiate joint venture partnership and capital market negotiations for the development of the Axe Lake Discovery; and

•	evaluate market alternatives for bitumen sales from one or more commercial projects at Axe Lake.
Oilsands Quest and its engineering consultants have embarked upon preliminary engineering of an initial 30,000 barrels per day commercial project planned for the development of a portion of Axe Lake in the specific area where the first series of reservoir tests are being conducted. Management also continues to conduct advanced economic feasibility and risk assessment studies for full commercial project development, including assessment of an aggressive approach to a first prospective project, which could result in completion during 2012 or 2013. Oilsands Quest has also commissioned a study of infrastructure and markets by Purvin & Gertz Inc. to assist in its planning process. Development of a commercial project remains subject to regulatory and other contingencies such as successful reservoir tests, board sanctioning and financing.
In addition, we will continue to conduct an extensive exploration program activity to further define the location, extent and quality of the potential oil sands resource at the Wallace Creek and Eagles Nest Prospects. We also intend to conduct an exploratory drilling program on the Pasquia Hills Oil Shale Prospect in 2008/2009 and research potential methods for kerogen recovery from oil shales.
Our planned activities over the next twelve months as outlined above will require expenditures of approximately $200 — $250 million. If we accelerate commercial development at Axe Lake or any of our other prospects, our cash requirements over the next two years will increase significantly from the amount noted above. Additional funding may also be required if our current planned activities are changed in scope or if actual costs differ from estimates of current plans. We believe the Company will have access to sufficient funding and sources of capital for its planned activities to April 30, 2009. Because we constantly and actively monitor our expenditure budgets, if sufficient funding is not available we can adjust our expenditure plans based on available cash. We plan to fund future operations by way of financing, including a public offering or private placement of equity or debt securities. Our development strategy also includes considering partners on a joint venture basis on our specific projects to fund the development of such projects in a timely and responsible manner. However, there is no assurance that debt or equity financing or joint venture partner arrangements will be available to us on acceptable terms, if at all, to meet these requirements. The Company has no revenues, and its operating results, profitability and the future rate of growth depend solely on management’s ability to successfully implement the business plans and on the ability to raise further funding.
Employees
As at June 16, 2008 the Company had 51 employees, including 15 seasonal field employees of OQI Sask. Additional employees will be added as activity levels dictate and field exploration activities increase.
Available Information
We maintain an internet website at www.oilsandsquest.com. The information on our website is not incorporated by reference in this annual report on Form 10-K.
We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended. Alternatively, you may read and copy any information we file with the SEC at its public reference room at 100 “F” Street NE, Washington, D.C. 20549. You may obtain information about the operation of the public reference room by calling 1-800-SEC-0330. You may also obtain this information from the SEC’s website, http://www.sec.gov. We also file this information with Canadian securities regulators and it is available at www.sedar.com.
The Oil Sands Industry in Canada
The following information quotes liberally from the Canadian Association of Petroleum Producers, the Energy Resources Conservation Board of Alberta, the National Energy Board of Canada and a variety of technical reports and publications.
Canada is the world’s fifth largest producer of energy. It is the world’s third largest natural gas producer and its seventh largest crude oil producer. Between 1980 and 2007, energy production in Canada almost doubled, with oil and gas accounting for 90 percent of the increase.
In terms of global energy sources, Canada’s oil reserves are second only to those of Saudi Arabia, which has an estimated 264 billion barrels of oil reserves. Canada’s oil reserves are estimated to be 179 billion barrels, of which 173 billion barrels are oil sands reserves considered economically recoverable with today’s technology.
Canada’s oil sands deposits contain a vast quantity of crude bitumen: an initial volume-in-place of 1.7 trillion barrels which includes an ultimate potential of 315 billion barrels recoverable. The Canadian Association of Petroleum Producers (“CAPP”) estimates that, at current production levels, oil sands reserves could sustain production of 3.0 million barrels/day for more than 150 years.

Production from the oil sands continues to replace diminishing reserves of conventional crude oil in Western Canada. According to CAPP, oil sands production has grown four-fold since 1990 and, in 2007, exceeded 1.2 million barrels per day. Today, oil sands production accounts for one out of every two barrels of production in Western Canada. By 2015, oil sands’ share of production will rise to three out of every four barrels. By 2015, CAPP estimates oil sands production will be 2.8 million barrels per day and, by 2020, 3.5 million barrels per day.
CAPP reports that, from 1997 to 2006, a total of $59 billion CDN was invested in the oil sands and further predicts that, between 2007 and 2010, another $80 billion will be invested in the industry which has become increasingly vital to meeting the energy needs of both Canada and the United States. Canada is the largest supplier of energy to the U.S. and, in 2007, exported over 1.8 million barrels of crude oil per day to the U.S., almost 19 percent of total U.S. demand. About 1.6 million barrels per day come from Western Canada.
Oil sands deposits are composed primarily of sand, silt and clay, water and bitumen, along with minor amounts of other minerals. Typical composition might be 75 to 80 percent inorganic material (mostly quartz sands), 3 to 7 percent water, and 10 to 12 percent by weight bitumen, with bitumen saturation varying between zero and 18 percent by weight.
Oil from the oil sands is often called “crude bitumen” to distinguish it from conventional crude oil. Bitumen is a thick, black, tar-like substance that pours extremely slowly. Compared to typical crude oils, which contain approximately 14 percent hydrogen, bitumen is deficient in hydrogen. In order to make crude bitumen an acceptable feedstock for conventional refineries, it must be upgraded through the addition of hydrogen or the rejection of carbon. In order to transport crude bitumen to refineries, it must be blended with a diluent, usually condensate, to meet pipeline specifications for density and viscosity.
Oil sands deposits are located at a variety of depths. Economically recoverable oil sands that are located less than 200 feet deep can be recovered by open pit mining methods; those located deeper than 200 feet can be produced using in-situ (or “in place”) methods of bitumen recovery.
Alberta has three major oil sands areas, each with a number of bitumen-bearing deposits: Athabasca, Cold Lake and Peace River. According to the Energy Resources Conservation Board (“ERCB”) of Alberta, an estimated 20 percent of the Province’s initial established reserves are mineable; the remainder are suitable only for in-situ recovery methods. The Athabasca oil sands cover the largest area; this is also where the province’s mineable deposits are located. The ERCB also estimates that, in Alberta, the vast majority of lands thought to contain bitumen that could be recovered by either method are currently already leased.
In 2007 Alberta produced 243 million barrels of oil from the mineable oil sands and 196 million barrels from the in-situ area; this is equivalent to 1.2 million barrels per day. In open pit mining operations, overburden is removed, oil sands ore is mined and bitumen is extracted from the mined material essentially using hot water processes. With in-situ recovery, generally steam, water or other solvents are injected into the reservoir to reduce the viscosity of the bitumen, which allows it to flow to a vertical or horizontal well bore.
Commercial production from the Alberta oil sands began in the 1960s. The first two integrated mining projects were Great Canadian Oil Sands (now Suncor), which began operations in 1967, and Syncrude, which came onstream in 1978. The ERCB estimates that, at the end of 2007, almost two-thirds of the initial established reserves in the surface-mineable area were under active development. There are now three mining projects, another two mine projects are under construction and seven are in various stages of project development.
Aside from primary production (including water injection), which has limited use in Cold Lake and Peace River areas, two main in-situ methods are being used to commercially produce bitumen: cyclic steam stimulation (CSS) and steam-assisted gravity drainage (SAGD). In the Athabasca oil sands area, there are nine operating in-situ projects and another 20 in various stages of development. In the Cold Lake area, three in-situ projects are operating and two more are in development. The Peace River area has one operating in-situ project and another one in the development stage.
The term upgrading is given to a process that converts bitumen and heavy crude oil into synthetic crude oil. Alberta’s first crude bitumen upgrader is located in Edmonton; two more are operating in the Athabasca region. Three upgraders are currently under construction in the Athabasca region and another ten are in various stages of development.
Oil sands projects are capital intensive, mainly driven by global steel prices and construction costs. CAPP estimates that an integrated, 100,000 barrel/day oil sands project which cost $3.3 billion to construct in 2001 would now cost approximately $10 to $11 billion CDN.
In addition to capital costs, the challenges Canada’s oil sands industry faces include labour shortages and environmental issues. However, according to the National Energy Board: “The challenges faced by the oil sands industry are counter-balanced by the opportunities. At a time of increasing resource nationalism around the world, Canada’s huge oil sands reserves, set in a climate of relatively stable political and economic policy, represent an attractive target for investment. The potential for technological innovation to reduce the costs of bitumen extraction and upgrading is an additional attraction. Given the outlook for continued higher oil prices, return on investment should be sufficient to drive oil sands expansion.”
Government Regulation
Our business is subject to various federal, provincial and local laws and governmental regulations that may be changed from time to time in response to economic, technical or political conditions. In Saskatchewan, the legislated mandate for the responsible development of the Province’s oil and gas resources is set out in the Energy and Mines Act that provides the Minister with the responsibility for the exploration, development, management and conservation of non-renewable resources. The Oil and Gas Conservation Act allows the orderly exploration for, and development of, oil and gas in the Province and optimizes recovery of these resources. For permits granted prior to May 7, 2007, the exploration of oil shales, which includes oil sands, is regulated under the Oil Shale Regulations, 1964, as amended from time to time, under the Crown Minerals Act. These regulations apply to oil shale rights that are the property of the Province and establish the terms under which exploration permits and leases are granted. Since 2005, the Province of Saskatchewan undertook a consultation review process with all stakeholders in an effort to update the oil sands and oil shale regulations to align regulations better with other regimes in the country and to encourage exploration and development activity in the Province. On May 7, 2007 the Province of Saskatchewan issued new regulations for oil sands and oil shales under the Petroleum and Natural Gas Amendment Regulations 2007 whereby oil sands and oil shale mineral rights will be available under the competitive bid and work commitment bid processes, respectively. Previously issued oil sands and oil shale dispositions will continue to be administered under amended provisions to the Oil Shale Regulations, 1964 which were also updated for today’s economic and technical considerations. OQI’s current Saskatchewan oil sand and oil shale permits will continue to be administered under the Oil Shale Regulations, 1964, as amended.
In Alberta, oil sands activities are legislated under the Mines and Minerals Act which governs the management and disposition of rights in Crown owned mines and minerals, including the levying and collecting of bonuses, rents and royalties. The Oil Sands Conservation Act establishes a regulatory regime and scheme of approvals administered by the Energy Resources Conservation Board (formerly the Alberta Energy and Utilities Board) for the development of oil sands resources and related facilities in Alberta. The Acts are supported by the following regulations: Oil Sands Tenure Regulation, Oil Sands Royalty Regulation 1984, Oil Sands Royalty Regulation, 1997, Experimental Oil Sands Royalty Regulation, Oil Sands Conservation Regulation, and Mines and Minerals Administration Regulation.
We are required to comply with the environmental guidelines and regulations established at the federal, provincial and local levels for our field activities and access requirements on our permit lands, license lands and leases. Any development activities, when determined, are expected to require detailed and comprehensive environmental impact assessments studies and approvals of federal, provincial and local regulators. Each provincial jurisdiction also maintains specific royalty regimes that will be applied to all oil sands and oil shale development projects consistent with other resource developments.
Glossary of Common Terms
The terms defined in this section are used throughout this Form 10-K.

Bbl	Barrel

Bitumen or crude bitumen	A highly viscous oil which is too thick to flow in its native state, and which cannot be produced without altering its viscosity; a naturally occurring mixture, mainly consisting of viscous hydrocarbons heavier than pentane, that may contain sulphur compounds and that in its naturally occurring viscous state does not usually flow to a well. The density of bitumen is generally less than 10 degrees API (as that term is defined by the American Petroleum Institute).

Core	Cylindrical sample of rock taken from a formation for the purpose of examination and analysis.

Core hole, Stratigraphic test well, or Exploration Stratigraphic test well	A drilling effort, geologically directed, to obtain information pertaining to a specific geologic condition. Ordinarily, such wells are drilled without the intention of being completed for hydrocarbon production. They include wells for the purpose of core tests and all types of expendable holes related to hydrocarbon exploration.

Stratigraphic test wells are classified as

(a) “exploratory type” if not drilled into a proved property; or

(b) “development type”, if drilled into a proved property.

Development type stratigraphic wells are also referred to as “evaluation wells”.

Crude oil (conventional)	A mixture that consists mainly of pentanes and heavier hydrocarbons, which may contain sulphur and other non-hydrocarbon compounds, that is recoverable at a well from an underground reservoir and that is liquid at the conditions under which its volume is measured or estimated. It does not include solution gas or natural gas liquids.

Discovered Resources	See Part I, Item 2 “Properties and Statement of Oil and Gas Information”.

Degrees API	A measure of hydrocarbon density; the lower the number, the higher the viscosity (see “viscosity”).

Exploration costs	Costs incurred in identifying areas that may warrant examination and in examining specific areas that are considered to have prospects that may contain oil and gas reserves, including costs of drilling exploratory wells and exploratory type stratigraphic test wells.

Formation	A bed or deposit composed throughout of substantially the same kind of rock. Each different formation is given a name, often as a result of the study of the formation outcrop at the surface and sometimes based on fossils found in the formation.

In-situ	In its original place; in position. When referring to oil sands, in-situ recovery refers to various methods used to recover deeply buried bitumen deposits, including steam injection, solvent injection and firefloods.

Steam assisted gravity drainage (SAGD) is an example of an in-situ process used to recover bitumen from oil sand located too deep to be profitably mined.

Kerogen	The hydrocarbon content of oil shale. Kerogen is also known as shale oil.

Lease	An agreement granting to the lessee rights to explore, develop and exploit a property.

Oil sands	Sand and other rock materials containing bitumen; the crude bitumen contained in those sands and other rock materials. Each particle of sand is coated with a layer of water and a thin film of bitumen.

Oil sands deposit	A natural reservoir containing or appearing to contain an accumulation of oil sands separated or appearing to be separated from any other accumulation.

Oil shale	A geologic formation consisting of shale which contains hydrocarbons.

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

Permeability	Ability of a porous rock to transmit fluid through its pore spaces. A rock may be highly porous and yet impermeable if it has no interconnecting pore network (communication).

Porosity	Volume of a rock available to contain fluids. Volume of pore spaces between mineral grains expressed as a percentage of the total rock volume.

Reserves	As defined in COGEH, estimated remaining quantities of oil and natural gas and related substances anticipated to be recoverable from known accumulations, as of a given date, based on:

(a) analysis of drilling, geological, geophysical and engineering data;

(b) the use of established technology; and

(c) specified economic conditions, which are generally accepted as being reasonable, and shall be disclosed.

The term “reserves” has a different meaning in SEC Industry Guide 7. Oilsands Quest currently has no “reserves” within either meaning of the term.

Reservoir	Porous, permeable sedimentary rock structure or trap containing oil and/or gas. A reservoir can contain more than one pool (accumulation of oil or gas).

Resources
As defined in COGEH, a general term that may refer to all or a portion of “total resources” or “total petroleum initially-in-place”, which refers to that quantity of petroleum that is estimated to exist originally in naturally occurring accumulations. It includes that quantity of petroleum that is estimated, as of a given date, to be contained in known accumulations, prior to production, plus those estimated quantities in accumulations yet to be discovered. Resources are divided into two categories: Discovered Resources and Undiscovered Resources. For a complete description of resource definitions, see Part 1, Item 2, “Properties and Statement of Oil and Gas Information”.

Undiscovered Resources	See Part I, Item 2, “Properties and Statement of Oil and Gas Information.”

Unproved property	A property or part of a property to which no reserves have been specifically attributed.

Viscosity	A measure of the resistance of a liquid to flow. The viscosity of petroleum products is commonly expressed in terms of the time required for a specific volume of the liquid to flow through an orifice of a specific size.

Working interest	The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and to share in the production.
Item 1A. RISK FACTORS
Our business activities, and the oil and gas industry in general, are subject to a variety of risks. If any of the following risk factors should occur, our profitability, financial condition or liquidity could be materially impacted. As a result, holders of our securities could lose part or all their investment in Oilsands Quest Inc.
RISKS RELATED TO OUR BUSINESS:
Due to Our History of Operating Losses, We are Uncertain That We Will Be Able to Maintain Sufficient Cash to Accomplish Our Business Objectives
The consolidated financial statements have been prepared assuming that we will continue as a going concern. During the fiscal years ended April 30, 2008 and 2007 we suffered net losses of $98,870,931 and $68,794,741, respectively. At April 30, 2008, there was stockholders’ equity and working capital of $492,259,952 and $34,226,286, respectively. There is no assurance that we can generate net income, increase revenues or successfully explore and exploit our properties.
Significant amounts of capital will be required to explore the permit lands in Saskatchewan and Alberta, oil sands exploration licenses in Saskatchewan, the Eagles Nest Prospect and the Pasquia Hills Oil Shale Prospect. The only source of future funding presently available to us is through the sale of additional equity capital and borrowing funds or selling a portion of our interest in our assets. There is no assurance that any additional equity capital or borrowings required will be obtainable on terms acceptable to us, if at all. Failure to obtain such additional financing could result in delays or indefinite postponement of further exploration and development of our projects. Equity financing, if available, may result in substantial dilution to existing stockholders. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we become unsuccessful in implementing these plans.
Our Business Plan is Highly Speculative and its Success Depends, In Part, On Exploration Success on the Permit, License and Lease Lands and the Development of Identified Discoveries.
Our business plan is focused primarily on the exploration for and development of oil sands deposits on our permitted, licensed and leased lands in the Provinces of Saskatchewan and Alberta.
Exploration itself is highly speculative. We are subject to all of the risks inherent in oil sands exploration and development, including identification of commercial projects, selection of optimal recovery processes for successful production, operation and revenue uncertainties, market sizes, profitability, market demand, commodity price fluctuations and the ability to raise further capital to fund activities. There can be no assurance that we will be successful in overcoming these risks.

Status and Stage of Reservoir Test Program
The reservoir test program is currently at the early stages of its planned implementation schedule. There is a risk that the program will not be completed on time or on budget or at all. Additionally, there is a risk that the program may have delays, interruption of operations or increased costs due to many factors, including, without limitation: breakdown or failure of equipment or processes; construction performance falling below expected levels of output or efficiency; design errors; challenges to, or inability to access in a timely or economic fashion, the proprietary technology anticipated to be licensed for the program; contractor or operator errors; non-performance by third-party contractors; labour disputes, disruptions or declines in productivity; increases in materials or labour costs; inability to attract sufficient numbers of workers; delays in obtaining or conditions imposed by, regulatory approvals; changes in program scope; violation of permit requirements; disruption in the supply of energy; and catastrophic events such as fires, earthquakes, storms or explosions.
Access to Infrastructure
Production from our lease, license, and permit lands will depend upon certain infrastructure that does not currently exist in close proximity to where we currently anticipate to locate our initial projects and such infrastructure, if put in place, may be operated by others. Such infrastructure will include, without limitation, the following: pipelines for the transportation of natural gas and certain feedstock to our site and the transportation of bitumen and other petroleum products we produce to upgrading facilities and markets for sale; electricity transmission and distribution systems for the provision of electricity. The failure to have any of this infrastructure in place on economic terms will negatively impact the operation of any potential commercial project and will adversely affect the ability to convert our resources into reserves.
Access to Markets
By the time we have a commercial project ready for start-up, it will have been preceded by other projects which began development at an earlier time and are more advanced in terms of production. As a result, preferred markets for products produced may have already been taken up or upgraders or refiners may lack sufficient capacity to process our products in a timely or economic fashion.
Location of Discovery Areas; Classification of Resources
With the exception of our Eagles Nest Prospect, the Axe Lake Discovery area, Raven Ridge Discovery area and Oilsands Quest’s other prospect areas are located east of what has to date been considered the established bitumen resources that are exploitable by in-situ production techniques in the Athabasca oil sands area. However, the substantial amount of drilling completed in the Axe Lake and Raven Ridge Discovery areas, and the extensive seismic programs and other exploration activities conducted by Oilsands Quest on its other lands over the past few years indicates that significant quantities of bitumen are in-place at Axe Lake and Raven Ridge, and McDaniel is of the opinion that significant portions of the Discovered and Undiscovered Bitumen Resources at Axe Lake and Raven Ridge are potentially recoverable using existing demonstrated technologies. However, insufficient reservoir data exists at this time to allow McDaniel to estimate the quantities of recoverable and unrecoverable volumes underlying the current estimates of Discovered Resources and Undiscovered Resources at Axe Lake and Raven Ridge. This uncertainty will be reduced as additional data is gathered from the reservoir test program and it is expected that this additional data will enable further classification of the resource estimates into recoverable and unrecoverable volumes. For a complete description of the classification of our resources, see Part I, Item 2, “Properties and Statement of Oil and Gas Information”.
Independent Reviews
Although third parties have prepared reviews, reports and projections relating to the evaluation, viability and expected performance of our resources and plans for development thereof, no assurance can be given that these reports, reviews and projections and the assumptions on which they are based will, over time, prove to be accurate.
Personnel
The design, development and construction of the reservoir test program and any subsequent pilot and commercial projects will require experienced executive and management personnel and operational employees and contractors with expertise in a wide range of areas. No assurance can be given that all of the required personnel and contractors with the necessary expertise will be available. Should other oil sands projects or expansions proceed in the same time frame as Oilsands Quest programs and projects, we will have to compete with these other projects and expansions for qualified personnel and such competition may result in increases to compensation paid to such personnel or to a lack of qualified personnel. Any inability of Oilsands Quest to attract and retain qualified personnel may delay or interrupt the design, development and construction of, and commencement of operations at, the reservoir test program and any subsequent pilot and commercial projects. Sustained delays or interruptions could have a material adverse effect on the financial condition of Oilsands Quest.

THE BUSINESS OF OIL SANDS EXPLORATION IS SUBJECT TO MANY RISKS:
Nature of Oil Sands Exploration and Development
Oil sands exploration and development is very competitive and involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. As with any petroleum property, there can be no assurance that commercial deposits of bitumen will be produced from the permit lands in Saskatchewan and Alberta, oil sands exploration licenses in Saskatchewan, or the Eagles Nest Prospect and Pasquia Hills Oil Shale Prospect. Furthermore, the marketability of any resource will be affected by numerous factors beyond our control. These factors include, but are not limited to, market fluctuations of prices, proximity and capacity of pipelines and processing equipment, equipment and labour availability and government regulations (including, without limitation, regulations relating to prices, taxes, royalties, land tenure, allowable production, importing and exporting of oil and gas and environmental protection). The extent of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.
Reserves and Resources
We have not yet established any reserves. There are numerous uncertainties inherent in estimating quantities of bitumen resources and reserves, including many factors beyond our control, and no assurance can be given that the recovery of bitumen will be realized. In general, estimates of Discovered and Undiscovered Bitumen Resources and reserves are based upon a number of factors and assumptions made as of the date on which the resource and reserves estimates were determined, such as geological and engineering estimates which have inherent uncertainties, the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from estimated results. All such estimates are, to some degree, uncertain and classifications of resources and reserves are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the Discovered and Undiscovered Bitumen Resources, the classification of such resources and reserves based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially. No estimates of commerciality or recoverable bitumen resources or reserves can be made at this time, if ever. For a complete discussion of our independent evaluators review and our resources, see Part 1, Item 2, “Properties and Statement of Oil and Gas Information”.
It is also necessary to recognize the differences between resources (which are reported as required under Canadian law) and reserves (which are not being reported). Investors are cautioned that the discussion of resource estimates does not contain any information about deposits that would qualify as deposits of “reserves” under Industry Guide 7. Further, the terms “Discovered Resource”, “Undiscovered Resource”, and related classifications terms are Canadian terms defined in accordance with the standards set forth jointly by the Society of Petroleum Evaluation Engineers (Calgary Chapter) and in the COGEH. The COGEH standards differ from the terminology and standards set forth in SEC Securities and Exchange Commission Industry Guide 7 and, as a consequence, the information pertaining to resources may not be comparable to information provided by other similar companies in the United States. Investors should not assume that any part of the deposits discussed in this Form 10-K that are categorized as “Discovered Resources” or “Undiscovered Resources” according to Canadian standards will ever be considered “reserves” under applicable U.S. standards. The commercial viability of Discovered and Undiscovered Resources are affected by numerous factors which are beyond the Company’s control and which cannot be predicted, such as the potential for further financing, environmental, permitting, legal, title, taxation, socio-political, marketing, or other relevant issues.

Investors are cautioned not to assume that all or any part of a resource, whether Discovered or Undiscovered is economically or legally extractable.
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
Government Regulations, Permits, Leases and Licenses
The business of resource exploration and development is subject to substantial regulation under Canadian provincial and federal laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil sands bitumen and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil sands exploration and development operations could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the permits in Saskatchewan, oil sands exploration licenses in Saskatchewan, the permits in Alberta, the Eagles Nest Prospect and the Pasquia Hills Oil Shale Prospect and the oil sands industry generally, will not be changed in a manner which may adversely affect our progress and cause delays, or cause the inability to explore and develop, resulting in the abandonment of these interests.
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
Third Party Liability and Environmental Liability
The Company’s operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. We could be liable for environmental damages caused by previous owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, and the payment of such liabilities could have a material adverse effect on our financial condition and results of operations. The release of harmful substances in the environment by our activities could result in us losing our operating and environmental permits. We currently have a limited amount of insurance and, at such time as we commence additional operations, we expect to obtain and maintain additional insurance coverage for our operations, including limited coverage for sudden environmental damages, but we do not believe that insurance coverage for environmental damage that occurs over time is available at a reasonable cost. Moreover, we do not believe that insurance coverage for the full potential liability that could be caused by sudden environmental damages is available at a reasonable cost. Accordingly, we may be subject to liability or may lose substantial portions of our properties in the event of certain environmental damages. The Company could incur substantial costs to comply with environmental laws and regulations which could affect our ability to operate as planned.

Emissions Regulations
On April 26, 2007, the Government of Canada announced a Regulatory Framework for Air Emissions and Other Measures to Reduce Air Emissions, or the “Framework”, which outlines proposed new requirements governing the emission of GHGs and other industrial air pollutants, including sulphur oxides, volatile organic compounds, particulate matter and possibly additional sector-specific pollutants in accordance with the Notice. The Framework introduces further, but not full, detail on new GHG and industrial air pollutant limits and compliance mechanisms that will apply to various industrial sectors, including oil sands extraction, starting in 2010. The Framework proposes GHG emission-intensity reduction targets of six percent per year from 2007 to 2010, followed by annual reductions of two percent through 2015. On March 10, 2008, the Canadian Federal Government elaborated on the Framework with the release of its Turning the Corner document. It is contemplated that new regulations will take effect January 1, 2010. Draft regulations are expected to be available for public comment in the Fall of 2008.
The proposed regulatory framework provides that existing oil sands facilities in operation by 2004 will be subject to an 18% emission intensity reduction requirement commencing in 2010, with 2% additional annual reductions thereafter until 2020. Facilities commissioned between 2004 to 2011 or facilities existing prior to 2004 which between 2004 and 2011 have had a major expansion resulting in an increase of 25% or more in physical capacity or which undergo a significant change to processes will be exempt from the 2010 emissions intensity reduction target of 18% but will have to report their emissions each year and after their third year of operation will be required to reduce their emissions intensity by 2% annually from a baseline emissions standard which is to be determined by reference to a sector-specific cleaner-fuel standard. For oil sands facilities, it is contemplated that there will be specific cleaner-fuel standards based on the use of natural gas for each of mining, in situ and upgrading. However, an incentive to deploy carbon capture and storage (CCS) has been included. CCS is where carbon dioxide is separated from a facility’s process or exhaust gas emissions before they are emitted, transferred from the facility to a suitable storage location, and injected into underground geological formations and monitored to ensure they do not escape into the atmosphere. If a facility commissioned between 2004 and 2011 is built such that it is able or ready to undertake CCS, then it will be exempt from the cleaner-fuel standard until 2018 and it will only be required to reduce its emission-intensity by 2% per year from its actual emissions. In-situ oil sands projects and oil sands upgraders built after 2011 must have their GHG emissions profiles by 2018 equivalent to that of facilities employing CCS technology. The proposed regulatory framework further encourages widespread use of CCS by 2018 by crediting emitters that make use of CCS technology for investments in pre-certified CCS projects up to 100% of their regulatory obligations through 2017.
The proposed compliance mechanisms include an emissions credit trading system for GHGs and certain industrial air pollutants, and several options for companies to choose among to meet GHG emission intensity reduction targets and encourage the development of new emission reduction technologies, including the option of making payments into a technology fund, an emissions and offset trading system, limited credits for emission reductions created between 1992 and 2006, and international emission credits under the clean development mechanism under the Kyoto Protocol for up to 10% of each firm’s regulatory obligation.
On April 20, 2007 the Government of Alberta passed the Climate Change and Emissions Management Amendment Act establishing a framework for GHG emission reductions similar to the proposed federal Framework. The Specified Gas Emitters Regulation created under the Act came into effect on July 1, 2007. The Specified Gas Emitters Regulation requires facilities that emit more than 100,000 tonnes of carbon dioxide equivalent annually to reduce their emission intensity for the July 1, 2007 to December 31, 2007 period by 12 percent from 2003-2005 levels. New facilities in operation less than eight years will be required to achieve these reductions over the fourth to eighth years of operation. These obligations may be met by in-house reductions, the purchase of certain emission reductions or offset credits or a contribution of $15 per tonne of GHG emissions to a provincial technology fund.
On June 14, 2007 the Government of Saskatchewan announced the Saskatchewan Energy and Climate Change Plan. The Plan’s main targets include a 32 percent reduction in GHG emissions from 2004 levels by 2020, and a reduction of 80 percent by 2050. The Government of Saskatchewan is now reviewing the Plan with a view to potential amendments. In the non-renewable energy sector, the Government of Saskatchewan indicates that it will work with the industry to prepare a report and recommendations before the end of 2008 with respect to the reduction of flaring, venting and fugitive emissions. The Government of Saskatchewan has begun work on that report and recommendations.  The Government of Saskatchewan will also work with the industry to develop carbon capture and storage alternatives. As of June 23, 2008, the Government of Saskatchewan has not made any regulatory changes to implement the Energy and Climate Change Plan in the non-renewable energy sector.
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
Abandonment and Reclamation Costs
We are responsible for compliance with terms and conditions of environmental and regulatory approvals and all laws and regulations regarding the abandonment of a project and reclamation of its lands at the end of its economic life, which abandonment and reclamation costs may be substantial. A breach of such legislation and/or regulations may result in the issuance of remedial orders, the suspension of approvals, or the imposition of fines and penalties, including an order for cessation of operations at the site until satisfactory remedies are made. We have not yet recognized any retirement, abandonment or reclamation obligation in our financial statements. All delineation wells are abandoned and reclaimed immediately and these costs are included with our exploration costs incurred. As at April 30, 2008, we estimate the total undiscounted amount required to settle the asset retirement obligations in respect of the Company’s wells and facilities is approximately $3 million. This estimate includes the costs to reclaim the air strip, camp site, access roads and four reservoir test wells. However, since we have yet to determine the commercial viability of the Axe Lake Discovery we cannot with certainty determine a reasonable timeframe in which those costs will be incurred. This estimate could change as the reclamation requirements will be a function of regulatory regulations in place at the time.
Fiscal Regime
Any development of our resource assets will be directly affected by the royalty regime applicable. The economic benefit of future capital expenditures for the project is, in many cases, dependent on a satisfactory fiscal regime (royalties and taxes). The Government of Saskatchewan receives royalties on production of oil, gas and other minerals from lands in which it owns the relevant mineral rights. The Government of Saskatchewan owns the relevant mineral rights on the OQI Saskatchewan lands. The current royalty regime relating to bitumen production in Saskatchewan provides for a royalty of 1% of gross bitumen revenue is payable until the project has recovered specified allowed costs. Once such allowed costs are recovered, a net royalty of 20% of operating income is payable.
The Government of Alberta receives royalties on production of natural resources from lands in which it owns the mineral rights. On October 25, 2007, the Government of Alberta announced a new royalty regime. The new regime will introduce new royalties for conventional oil, natural gas and bitumen effective January 1, 2009 that are linked to commodity prices and production levels and will apply to both new and existing oil sands projects and conventional oil and gas activities.
Currently, in respect of oil sands projects in Alberta having regulatory approval, a royalty of one percent of gross bitumen revenue is payable prior to the payout of specified allowed costs, including certain exploration and development costs, operating costs and a return allowance. Once such allowed costs have been recovered, a royalty of the greater of: (a) one percent of gross bitumen revenue; and (b) 25 percent of net bitumen revenue (calculated as being gross bitumen revenue less operating costs and additional capital expenditures incurred since payout (“net royalty”)) is levied.
Under the new regime, the Government of Alberta will increase its royalty share from oil sands production by introducing price-sensitive formulas which will be applied both before and after specified allowed costs have been recovered. The gross royalty will start at one percent of gross bitumen revenue and will increase for every dollar that world oil price, as reflected by the West Texas Intermediate (“WTI”) crude oil price, is above CDN$120 per barrel or higher. The net royalty on oil sands will start at 25 percent of net bitumen revenue and will increase for every dollar the WTI crude oil price is above CDN$55 per barrel to 40 percent when the WTI crude oil price is CDN$120 per barrel or higher. Prior to the payout of specified allowed costs, including certain exploration and development costs, operating costs and a return allowance, the gross royalty is payable. Once such allowed costs have been recovered, a royalty of the greater of: (a) the gross royalty and (b) the net royalty is payable. The Government of Alberta has announced that it intends to review and, if necessary, revise current rules and enforcement procedures with a view to clearly defining what expenditures will qualify as specified allowed costs.
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
Title Risks
None of the exploration permits and exploration licenses in Saskatchewan and Alberta, nor the Pasquia Hills Oil Shale Prospect permits has been converted to development leases. In the event that we do not meet the regulated requirements, or development conditions to convert our permits or licenses to leases or obtain an extension of such development requirements, our right to explore for bitumen or oil shale, as applicable, may be lost. We are satisfied that we have good and proper right, title and interest in and to the permits, licenses and lease that we intend to exploit. However, we have not obtained title opinions on any of our interests. Accordingly, ownership of the oil sands and oil shale exploration rights could be subject to prior unregistered agreements or interests or undetected claims or interests.
Aboriginal peoples have claimed aboriginal title and rights to a substantial portion of western Canada. Certain aboriginal peoples have filed a claim against the Government of Canada, the Province of Alberta, certain governmental entities and the regional municipality of Wood Buffalo (which includes the City of Fort McMurray, Alberta) claiming, among other things, aboriginal title to large areas of lands surrounding Fort McMurray. Certain Metis have filed an action for aboriginal title and consequential relief in relation to a large portion of northwest Saskatchewan, including our Saskatchewan lands. Various First Nations and Metis groups have stated, and one First Nation has filed an action alleging, that governments have not complied with their constitutionally mandated duty to consult with and accommodate First Nations and Metis in relation to decisions that enabled us to acquire and that enable us to develop our Saskatchewan and Alberta lands. Additional claims of this kind have been and could be made in the Provinces of Saskatchewan and Alberta. Certain of these claims, if successful, could have a significant adverse effect on our ability to conduct our business.

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
Competitive Risks
The Canadian and international petroleum industry is highly competitive in all aspects, including the exploration for, and the development of, new sources of supply, the acquisition of oil interests and the distribution and marketing of petroleum products. A number of competing companies are engaged in the oil sands business and are actively exploring for and delineating their resource bases. Some companies have announced plans to begin production of synthetic crude oil, or to expand existing operations. Expansion of existing operations and development of new projects could materially increase the supply of synthetic crude oil and other competing crude oil products in the marketplace and adversely affect plans for development of our lands.
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
RISKS RELATING TO OUR COMMON STOCK
We Have Numerous Outstanding Options, Warrants and Commitments to Issue Shares, Which May Adversely Affect The Price of Our Common Stock
We have reserved 19,352,000 shares of our common stock for issuance upon exercise of outstanding options under plans and warrants at prices as low as $2.47 per share. The Company has also reserved 1,388,567 shares of common stock to be issued on settlement of debt of a former subsidiary. Pursuant to the Reorganization Agreement with OQI Sask dated August 14, 2006, the Company is required to issue up to 76,504,304 shares of its common stock for all of the OQI Sask Exchangeable Shares (including warrants and options to acquire) issued upon the closing (the “Reorganization”). As of June 16, 2008, 35,054,264 OQI Sask Exchangeable Shares have already been exchanged for shares of our common stock and up to an additional 41,450,040 OQI Sask Exchangeable Shares may be issued and exchanged for common stock. Any sale into the public market of our common stock purchased privately at prices below the current market price could be expected to have a depressive effect on the market price of our common stock.
Future Sales of our Common Stock May Cause our Stock Price to Decline
Our stock price may decline by future sales of our shares or the perception that such sales may occur. If we issue additional shares of common stock in private financings under an exemption from the registration laws, then those shares will constitute “restricted shares” as defined in Rule 144 under the Securities Act of 1933 (the “1933 Act”). The restricted shares may only be sold if they are registered under the 1933 Act, or sold under Rule 144, or another exemption from registration under the 1933 Act.
Some of our outstanding restricted shares of common stock are either eligible for sale pursuant to Rule 144 or have been registered under the Act for resale by the holders. We are unable to estimate the amount, timing, or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market may cause the stock’s market price to decline.
Dividend Policy
The Company did not declare or pay cash or other dividends on its common stock during the past three fiscal years. Payment of dividends by the Company will depend upon the Company’s financial condition, results of operations, capital requirements and such other factors as the Board of Directors of the Company may deem relevant.
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
Issuance of Preferred Stock and Our Anti-Takeover Provisions Could Delay or Prevent a Change in Control and May Adversely Affect our Common Stock.
We are authorized to issue 10,000,000 shares of preferred stock which may be issued in series from time to time with such designations, rights, preferences and limitations as our Board of Directors may determine by resolution. The rights of the holders of our common stock will be subject to and may be adversely affected by the rights of the holders of any of our preferred stock that may be issued in the future. Issuance of a new series of preferred stock, or providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire, or discourage a third party from acquiring our outstanding shares of common stock. On October 30, 2006, the Company’s shareholders approved staggered terms for the Board of Directors, which could make removal of the Board of Directors more difficult for a third party. The Class A directors will serve until the annual meeting in 2009, the Class B directors until the annual meeting in 2008, and the Class C directors until the annual meeting in 2010, or each until their successors are duly elected or appointed or until their earlier death, resignation or removal. After the respective annual meetings in 2008 and 2009, each term for directors will be three years. In addition to a staggered board, our Board of Directors adopted a stockholders rights plan in March 2006 and reserved 250,000 shares of Series A Junior Participating Preferred Stock. This stockholders rights plan could have the effect of discouraging, delaying or preventing an acquisition.
Item 2. PROPERTIES AND STATEMENT OF OIL AND GAS INFORMATION
In accordance with the Company’s disclosure obligations pursuant to NI 51-101 promulgated by the Canadian Securities Administrators, the following is the Company’s statement of reserves data and other oil and gas information for the year ended April 30, 2008 and is dated June 27, 2008 (the “Statement”). The information contained in this section of the Form 10-K has been prepared as of June 23, 2008 and has an effective date of April 30, 2008.
Pursuant to NI 51-101 the Company is required to include 100% of the oil and gas interests owned by OQI Sask, Township and WPC in the Company’s oil and gas disclosure. No information is provided in respect of reserves attributable to the Company as no reserves have been attributed to any of the Company’s properties to date and, accordingly, the Company has no production or related future net revenue.

Oil and Gas Properties and Wells
Oilsands Quest holds permits, license and lease rights for oil sands and oil shale exploration and development to 1.2 million acres of land in Saskatchewan and Alberta, Canada.

Saskatchewan, Canada Oil Sands Rights
Oil Sands Permits and Licenses

		OQI
		Working	Gross/Net	Permit
Block	Description	Interest	Acres	Date	Term
Oil Sands Permits
PS00205	Township 92, Ranges 22, 23, 24, 25 (partial), West of the 3rd Meridian	100%	84,942	Jun 1/04	5 yrs
PS00206	Township 93, Ranges 22, 23, 24, 25 (partial), West of the 3rd Meridian	100%	81,108	Jun 1/04	5 yrs
PS00208(1)	Township 94, Ranges 22, 23, 24, 25 (partial), West of the 3rd Meridian	100%	81,012	Jun 1/04	5 yrs
PS00210(1)	Township 95, Ranges 22, 23, 24, 25 (partial), West of the 3rd Meridian	100%	79,620	Jun 1/04	5 yrs
PS00212	Township 96, Ranges 22, 23, 24, 25 (partial), West of the 3rd Meridian	100%	79,592	Jun 1/04	5 yrs
PS00213	Township 97, Ranges 22, 23, 24, 25 (partial), West of the 3rd Meridian	100%	79,520	Jun 1/04	5 yrs
PS00215	Township 98, Ranges 22, 23, 24, 25 (partial), West of the 3rd Meridian	100%	22,286	Jun 1/04	5 yrs

Oil Sands Licenses
OSL00001	Township 91, Ranges 21 (partial), 22 (partial), West of the 3rd Meridian	100%	23,040	Aug 13/07	5 yrs
OSL00002	Township 90, Ranges 23 (partial), 24 (partial), 25 (partial), West of the 3rd Meridian	100%	23,040	Aug 13/07	5 yrs
OSL00003	Township 91, Range 23, West of the 3rd Meridian	100%	23,040	Aug 13/07	5 yrs
OSL00005	Township 90, Range 26 (partial), West of the 3rd Meridian	100%	21,120	Aug 13/07	5 yrs
OSL00006	Township 91, Range 25 (partial), West of the 3rd Meridian	100%	19,680	Aug 13/07	5 yrs

Total			618,000

[1]	The Axe Lake Discovery covers a portion of these permits – see details below under “Axe Lake Discovery”
Oil Sands Permits
The permits were granted by the Province of Saskatchewan in 2004 under the Oil Shale Regulations, 1964 as amended, revised or substituted from time to time, for a term of five years. The permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease, pursuant to these regulations has been granted. The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, as required. The Saskatchewan permit lands comprise an area totaling 508,080 acres.
The permits are subject to annual rental payments and certain levels of expenditures annually pursuant to the terms of the permits and government regulations. On May 7, 2007, the province updated the Oil Shale Regulations, 1964 requiring an increase to annual rentals of $0.10 ($0.10 CDN) per acre for the remaining term of the permits. The required exploration expenditures to hold the permits were also increased to $0.80 ($0.81 CDN) per acre for each of the remaining years of the permits and $1.20 ($1.21 CDN) per acre for each year that the permits are extended. OQI is in compliance with the current expenditure requirements.
Axe Lake Discovery
The Axe Lake area is a notional area identified by the Company and located in an area of approximately 72 sections (72 square miles) located in Townships 94 and 95, Ranges 24 and 25 West of the 3rd Meridian. As a result of the winter 2007/2008 program the Axe Lake Discovery area now covers approximately 65 sections (65 square miles) of Permits PS00208 and PS00210 (100% Oilsands Quest) located in the north half of Township 94 and the south half of Township 95, Ranges 24 and 25 West of the 3rd Meridian.

Oil Sands Licenses
On August 13, 2007, the Company acquired five oil sands licenses from the Province of Saskatchewan totaling 109,920 acres granted under the Petroleum and Natural Gas Regulations, 1969, as amended, revised or substituted from time to time, for a term of five years. The licenses provide for the exclusive right to search for oil sands on the lands granted and to win, recover, extract, carry off, dispose of and sell the oils sands products found on the license lands. The oil sands licenses provide the opportunity to convert up to 100% of the licenses to a production lease on the basis of one section of land for every well that intersects an oil sands zone. Licenses require annual rental payments of $0.70 ($0.71 CDN) per acre. The Company has paid all required annual rental payments for the licenses granted.
Alberta, Canada Oil Sands Rights

		OQI
		Working	Gross/Net	Grant
Block	Description	Interest	Acres	Date	Term
Oil Sands Permits
Raven Ridge Prospect
7007030939	North half of the Township 92, Range 1, West of the 4th Meridian	100%	11,386	Mar 22/07	5 yrs
7007030940	East half of Township 93 and 94, Range 1, West of the 4th Meridian	100%	22,773	Mar 22/07	5 yrs
7007030941	West half of Township 93 and 94, excluding sections 33 and 34, Range 1, West of the 4th Meridian	100%	21,508	Mar 22/07	5 yrs
7006080098	South half of the Township 92, Range 1, West of the 4th Meridian	100%	11,386	Aug 10/06	5yrs

Wallace Creek Prospect
7008010298	Township 96, Range 1, West of the 4th Meridian	100%	22,773	Jan 24/08	5 yrs
7008010299	Township 96, Range 2, West of the 4th Meridian	100%	22,773	Jan 24/08	5 yrs

Oil Sands Lease
Eagles Nest Prospect
7405080355	Township 101, Range 13, West of the 4th Meridian	100%	22,773	Aug 25/05	15 yrs

Total			135,372

Oil Sands Permits
Raven Ridge Prospect and Raven Ridge Discovery
During the year ended April 30, 2007, the Company acquired four oil sands permits totaling 67,053 acres (“Raven Ridge Prospect”) in a public offering of Crown Oil Sands. The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements which requires the drilling of at least one delineation core test well per section over the permit term. Permits are granted for a five-year primary term and require annual rental payments of $1.41 ($1.42 CDN) per acre. Following the evaluation of the 2007/2008 Exploration program, we announced a discovery in the Raven Ridge Prospect area. The area of the resource estimate within the Raven Ridge Discovery covers approximately ten sections located within Townships 93 and 94, Range 1W4 in Alberta, directly to the east of the Axe Lake Discovery area.
Wallace Creek Prospect
On January 23, 2008, the Company acquired two oil sands permits totaling 45,546 acres (“Wallace Creek Prospect”) in a public offering of Crown Oil Sands Rights. The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements which requires the drilling of at least one delineation core test well per section over the permit term. Permits are granted for a five-year primary term and require annual rental payments of $1.41 ($1.42 CDN) per acre.
Oil Sands Lease
Eagles Nest Prospect
Township acquired Alberta Oil Sands Lease No. 7405080355, the “Eagles Nest Prospect”, in an Alberta Crown Sale. The lease was granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The lease provides the exclusive right to drill for, win, work and recover together with the right to remove oil sands from the lease lands for a term of 15 years and for so long after that term as the lease is permitted to continue under the Mines and Minerals Act, Alberta. The annual lease rental payable to the Province of Alberta for the Eagles Nest Prospect is $31,952 ($32,256 CDN) per year. The Company has paid the required annual lease rentals to maintain the lease in good standing.
Saskatchewan, Canada Oil Shale Rights

		OQI
		Working	Total /	Grant
Block	Description	Interest	Net Acres	Date	Term
Pasquia Hills Oil Shale Prospect area
PS00222	Township 45, Ranges 1-2 (partial), West of the 3rd Meridian	100%	21,120	Sep 7/06	5 yrs
PS00223	Townships 47-48 (partial), Ranges 3-5 (partial), West of the 3rd Meridian	100%	82,560	Sep 7/06	5 yrs
PS00224	Townships 47-49 (partial), Ranges 3-5 (partial), West of the 3rd Meridian	100%	19,840	Sep 7/06	5 yrs
PS00225	Townships 46-47 (partial), Ranges 5-7 (partial), West of the 3rd Meridian	100%	80,000	Sep 7/06	5 yrs
PS00226	Townships 45-46 (partial), Ranges 5-7 (partial), West of the 3rd Meridian	100%	61,436	Sep 7/06	5 yrs
PS00237	Township 43 (partial), Ranges 1-4 (partial), West of the 3rd Meridian	100%	82,709	Oct 16/06	5 yrs
PS00238	Township 43 (partial), Ranges 5-6 (partial), West of the 3rd Meridian	100%	58,296	Oct 16/06	5 yrs
SHP0001	Townships 44-45 (partial), Ranges 1-3 (partial), West of the 3rd Meridian	100%	83,769	Aug 13/07	5 yrs

Total			489,730

Oil Shale Permits—Pasquia Hills Oil Shale Prospect
The oil shale permits were granted by the Province of Saskatchewan under the Oil Shale Regulations, 1964, as amended, revised or substituted from time to time for a term of five years. The permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease, pursuant to these regulations has been granted. The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, as required. The annual rental payable in advance was $0.05 ($0.05 CDN) per acre for the current (first) year. On May 7, 2007, the province updated the regulations requiring annual rentals of $0.10 ($0.10 CDN) per acre for the remaining term of the permit. The required exploration expenditures to hold the permits were also increased to $0.40 ($0.40 CDN) per acre for the second year of the permits, $0.80 ($0.81 CDN) per acre for the last three years of the permits and $1.20 ($1.21 CDN) per acre for each year that the permit is extended, as required.
On August 13, 2007, the Company acquired one additional oil shale exploration permit granted under the Petroleum and Natural Gas Regulations, 1969 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years totaling 83,769 acres in the same area near Hudson Bay, Saskatchewan. The permits provide for the right, license, privilege and authority to explore for oil shale within the permit lands. The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, if required. This oil shale permit was acquired under a land sale work commitment bid for the first two years of the permit. The Company bid a total work commitment of $298,730 ($301,568 CDN) to be incurred during the first two years of the permit and the permit requires a further work commitment of $0.80 ($0.81 CDN) per acre for the last three years and $1.20 ($1.21 CDN) for each extension year plus annual rental payments of $0.10 ($0.10 CDN) per acre.
The Company has paid the required annual rental payments to maintain the permits in good standing.
Oil and Gas Wells
The Company is an exploration company active in the non-conventional areas of oil sands and oil shales, exploring for commercial quantities of bitumen and kerogen, respectively. As such, the wells it has drilled to date are not anticipated to produce substances and are resource delineation wells, solely. All wells are abandoned immediately upon completing the drilling and testing of the resource potential. The following table sets forth the number of resource delineation wells in which the Company drilled and held a working interest as at April 30, 2008. All of the Company’s wells are located onshore, in the provinces of Saskatchewan and Alberta, Canada.

	Resource Delineation Wells
	Gross	Net
Saskatchewan
Producing	—	—
Non-producing	324	324
Alberta
Producing	—	—
Non-producing	25	25
Properties with No Attributed Reserves
The Company’s lands described in Part I, Item 2, “Oil and Gas Properties and Wells” and “Oil and Gas Wells” have no proved or producing reserves. The Company does not expect that any of its permits, licenses, and leases will expire within one year.
Forward Contracts
There are no hedging contracts in place.
Information Concerning Abandonment and Reclamation Costs
We have not yet recognized any retirement, abandonment or reclamation obligation in our financial statements. All delineation wells are abandoned and reclaimed immediately and these costs are included with our exploration costs incurred. As at April 30, 2008, we estimate the total undiscounted amount required to settle the asset retirement obligations in respect of the Company’s wells and facilities is approximately $3 million. This estimate includes the costs to reclaim the air strip, camp site, access roads and four reservoir test wells. However, since we have yet to determine the commercial viability of the Axe Lake Discovery we cannot with certainty determine a reasonable timeframe in which those costs will be incurred. This estimate could change as the reclamation requirements will be a function of regulatory regulations in place at the time.

Tax Horizon
No income taxes will be payable until a revenue-generating project has been identified and completed. No project has been identified at this time and no taxes will be payable in the near future.
Costs Incurred
Costs incurred by the Company on its properties during the year ended April 30, 2008 are summarized as follows (in $US):

Property acquisition costs	$15,999,517

Exploration costs	$96,419,694

Development costs	—

Total	$112,419,211

Exploration and Development Activities
The following table sets forth the number of oil sands exploratory resource delineation wells, which the Company drilled during its 2008 financial year. No development wells were drilled during the 2007-2008 financial year.

	Exploratory Wells
	Gross	Net
Delineation Wells	155	155
Reservoir Test Wells	4	4
Environmental Wells	16	16
Gas Wells	—	—
Service Wells	—	—
Dry Wells	—	—

Total Completed Drill Holes	175	175

For a complete description of our most important current and likely exploration and development activities, see Part 1, Item 1 “Description of Business — Activities to Date” and “Outlook”.
Production
Effective April 30, 2008, we did not have any production or production revenue on any of our properties.
Independent Resource Evaluation
The SEC defines proved oil and gas reserves as the estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Under this definition we have no proved oil reserves as of April 30, 2008.

The information set forth below relating to the Company’s resources constitute “forward-looking” statements which are subject to certain risks and uncertainties. For a complete description of the risk factors and “forward looking statements” associated with our resource estimate, see “Cautionary Statement About Forward-Looking Statements” at the front of this document and Part I, Item 1A, “Risk Factors”.
Summary of Discovered and Undiscovered Bitumen Resources
McDaniel – October 2007 and June 2008
(Billions of barrels)

	Axe Lake		Raven Ridge		Total
	2007	2008	2007	2008	2007	2008

Estimated Discovered Bitumen Resources
(Discovered Bitumen Initially-in-Place)
Low Estimate (P90)	1.117	1.241	n/a	0.337	1.117	1.578
Best Estimate (P50)	1.344	1.723	n/a	0.566	1.344	2.289
High Estimate (P10)	1.547	2.334	n/a	0.727	1.547	3.061

Estimated Undiscovered Bitumen Resources
(Undiscovered Bitumen Initially-in-Place)
Low Estimate (P90)	n/a	n/a	n/a	0.493	n/a	0.493
Best Estimate (P50)	n/a	n/a	n/a	1.949	n/a	1.949
High Estimate (P10)	n/a	n/a	n/a	3.523	n/a	3.523

Estimated Discovered plus Undiscovered Bitumen Resources
(Discovered and Undiscovered Bitumen Initially-in-Place)
Low Estimate (P90)	1.117	1.241	n/a	0.830	1.117	2.071
Best Estimate (P50)	1.344	1.723	n/a	2.515	1.344	4.238
High Estimate (P10)	1.547	2.334	n/a	4.250	1.547	6.584
McDaniel & Associates Consultants Ltd. (“McDaniel”) has conducted an independent resource estimate of a portion of Oilsands Quest’s permit lands, based on data obtained from the results of drilling up to March 26, 2008 (the end of the winter 2007/08 drilling program) and other sources and including the physical examination of cores and geophysical logs. McDaniel has reported the estimates of Discovered and Undiscovered Resources (see Canadian Resource Definitions section below) for a portion of the Axe Lake Discovery and a portion of the Raven Ridge Discovery. The estimates are effective as of April 30, 2008 and were prepared as of June 23, 2008. The table above includes a comparison to the independent resource estimate of the Axe Lake Discovery prepared by McDaniel in October 2007 based on the results of the winter 2006/2007 drilling program.
The estimates reflect Oilsands Quest’s 100% interest in the Axe Lake and Raven Ridge Discoveries and represent only those resources that have been independently evaluated. Independent estimates of the resource potential of Oilsands Quest’s other lands will follow when complete.
The area of the Discovered Resource estimate within the Axe Lake Discovery covers approximately 41 sections of Permits PS00208 and PS00210 located within Townships 94 and 95, Ranges 24 and 25W3 in Saskatchewan, approximately 115 kilometres (69 miles) northeast of Fort McMurray. The area of the Discovered Resource estimate within the Raven Ridge Discovery covers approximately 10 sections located within Townships 93 and 94, Range 1W4 in Alberta, directly to the east of the Axe Lake Discovery area (plus 38 sections for the Undiscovered Resource estimate).
The total area covered by these Discovered Resource estimates represents approximately 4.6% of Oilsands Quest’s total contiguous permit and license lands (Discovered plus Undiscovered represents approximately 8%). Other permit, license and lease lands, including areas that Oilsands Quest considers highly prospective based on extensive seismic and other data, have not been evaluated at this time.
Bitumen resources within the portion of the Axe Lake Discovery area reviewed by McDaniel have been classified as Discovered Resources due to the density of delineation drilling on this property. Bitumen resources within the portion of the Raven Ridge Discovery area have been classified as both Discovered Resources and Undiscovered Resources, as much of the Raven Ridge area remains undrilled at this time (see definitions of “Discovered Resources” and “Undiscovered Resources” and related definitions under “Canadian Resource Definitions”, below). With respect to the Discovered Resources, there is no certainty that it will be commercially viable to produce any portion of the resources. With respect to the Undiscovered Resources, there is no certainty that any portion of the resources will be discovered and, if discovered, there is no certainty that it will be commercially viable to produce any portion of the resources.
These estimates of Discovered and Undiscovered Bitumen Resources have not yet been sub-classified based on recoverable volumes, as additional reservoir data is required to determine the optimal in-situ exploitation method for the Axe Lake and Raven Ridge Discoveries. The estimates have been prepared and presented in accordance with the Canadian standards set out in the Canadian Oil and Gas Evaluation Handbook (“COGEH”) and National Instrument 51-101 (“NI 51-101”). In December 2007, NI 51-101 was amended to provide further guidance on standards of disclosure of this nature. A key element of the new amended standards prescribes that estimates of bitumen resources must relate to the most specific categorization of resources, as set out in the COGEH and must identify what portion of the estimate is attributable to each category. Under the COGEH classification system, “Discovered Resources” are sub-classified further as “Contingent Resources” and “Discovered Unrecoverable Resources” (with respect to “Undiscovered Resources”, the equivalent sub-classification is “Prospective Resources” and “Undiscovered Unrecoverable Resources”). The determination of which portions of the Discovered and Undiscovered Resources at Axe Lake and Raven Ridge can be deemed to be Contingent and Prospective, respectively, (i.e. “recoverable”) and which portions of the estimates are deemed to be unrecoverable at this time requires that the evaluator prepare an estimate of this proportionate breakdown (see definitions of “Discovered Resources”, “Undiscovered Resources”, “Contingent Resources”, “Prospective Resources” and related definitions below).
McDaniel is of the opinion that significant portions of the Discovered and Undiscovered Bitumen Resources at Axe Lake and Raven Ridge are potentially recoverable using existing demonstrated technologies. However, insufficient reservoir data exists at this time to allow McDaniel to estimate the quantities of recoverable and unrecoverable volumes underlying the current estimates of Discovered Resources and Undiscovered Resources at Axe Lake and Raven Ridge. Oilsands Quest and McDaniel expect that additional data will be derived from the reservoir test program Oilsands Quest intends to conduct during 2008/2009. The additional data to be gathered from this reservoir test program will include reservoir pressure, additional permeability and mobility data, flow data and bitumen/till interface behaviour. McDaniel advises that this data is required in order to properly estimate the proportions of recoverable and unrecoverable volumes. It is expected that when this data is available, Oilsands Quest will engage an independent qualified reserves evaluator to provide the further sub-classification of the Discovered and Undiscovered Resource estimates at Axe Lake and Raven Ridge as Contingent Resources and Prospective Resources.
Similar to other bitumen accumulations within the eastern portion of Alberta, the Axe Lake and Raven Ridge Discovery areas lack a distinct overlying shale zone. McDaniel is of the opinion that the absence of a distinct overlying shale zone may preclude the use of certain high-pressure in-situ recovery methods, but that the quality of the reservoirs and high bitumen saturations present at the Axe Lake and Raven Ridge areas provide the potential for extraction using a number of existing technologies as well as other low pressure in-situ extraction methods currently in pilot testing within other areas of the Athabasca Oil Sands region. At this time, Oilsands Quest is actively engaged in executing its reservoir test program and related laboratory simulation studies that will support the technical review and analysis of the suitability of each of these methods for extraction operations at Axe Lake and Raven Ridge. Potential extraction methods that may be applicable to Axe Lake and Raven Ridge include low-pressure SAGD operations, enhanced SAGD, SAGD combined with methane injection to manage steam-chamber growth, and electro-thermal heating. Oilsands Quest has received interim results from laboratory simulation and computer simulation studies that indicate there is good potential for bitumen recovery using hot water and/or steam and steam/solvents. Further, these studies indicate that it is reasonable to expect that steam pressures can be managed and controlled to ensure that penetration above the McMurray bitumen-containing formation is limited and that heat losses to the overburden would be minimal. These simulation studies are being conducted to assist in the specification of pressure and temperature conditions that will form part of the on-site reservoir test program later this year.
Canadian Resource Definitions
Discovered Resources (equivalent to discovered bitumen initially-in-place) is defined within the COGEH as that quantity of bitumen that is estimated, as of a given date, to be contained within known accumulations prior to production. The recoverable portion of Discovered Resources is referred to as production, Contingent Resources and reserves; the remainder is classified as unrecoverable. Discovered Resources are the summation of all bitumen present, without qualitative or quantitative assessment to determine the exploitable portion of that resource.
Undiscovered Resources (equivalent to undiscovered bitumen initially-in-place) is defined within the COGEH as that quantity of bitumen that is estimated, on a given date, to be contained in accumulations yet to be discovered. The recoverable portion of Undiscovered Resources is referred to as Prospective Resources; the remainder is classified as unrecoverable. Undiscovered Resources are the summation of all bitumen thought to be present on undelineated lands, without qualitative or quantitative assessment to determine the exploitable portion of that resource.
Contingent Resources is defined within the COGEH as those quantities of petroleum estimated, as of a given date, to be potentially recoverable from known accumulations using established technology or technology under development, but which are not currently considered to be commercially recoverable due to one or more contingencies. Contingencies may include factors such as economic, legal, environmental, political, and regulatory matters, or a lack of markets. It is also appropriate to classify as Contingent Resources the estimated discovered recoverable quantities associated with a project in the early evaluation stage. Contingent Resources are further classified in accordance with the level of certainty associated with the estimates and may be sub-classified based on project maturity and/or characterized by their economic status.

Prospective Resources is defined within the COGEH as those quantities of petroleum estimated, as of a given date, to be potentially recoverable from undiscovered accumulations by application of future development projects. Prospective Resources have both an associated chance of discovery and a chance of development. Prospective Resources are further subdivided in accordance with the level of certainty associated with recoverable estimates assuming their discovery and development and may be sub-classified based on project maturity.
Discovered Unrecoverable Resources (equivalent to discovered unrecoverable petroleum initially-in-place) is defined within the COGEH as that portion of Discovered Resources which is estimated, as of a given date, not to be recoverable by future development projects. A portion of these quantities may become recoverable in the future as commercial circumstances change or technological developments occur; the remaining portion may never be recovered due to the physical/chemical constraints represented by subsurface interaction of fluids and reservoir rocks.
The Discovered and Undiscovered Resource estimates described in above were determined in accordance with the COGEH using the following mutually exclusive categories:
•	Low Estimate: This is considered to be a conservative estimate of the quantity of bitumen that exists within the accumulation, which under probabilistic methodology reflects a P90 confidence level.

•	Best Estimate: This is considered to be the best estimate of the quantity of bitumen that exists within the accumulation. Under probabilistic methodology, this term is a measure of the central tendency of the uncertainty distribution (most likely/mode, P50/median, or arithmetic average/mean).

•	High Estimate: This is considered to be an optimistic estimate of the quantity of bitumen that exists within the accumulation, which under probabilistic methodology reflects a P10 confidence level.
Item 3. LEGAL PROCEEDINGS
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II
Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
The Company’s common stock commenced trading on the American Stock Exchange (“AMEX”) on August 24, 2006 under the symbol BQI. Prior to that date the Company’s common stock was traded on the NASD OTC Bulletin Board under the symbol CWPC. The following table sets forth the high and low sales prices of the Company’s common stock during the periods indicated as reported by the AMEX for the periods ending after Aug 24, 2006. The prices reported prior to August 24, 2006 set forth prices reported on Yahoo Finance (http://finance.yahoo.com). The over-the-Counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Fiscal Quarter	High Sales Price	Low Sales Price
Fiscal Year End April 30, 2008	4th Quarter (2/1/08 — 4/30/08)	$5.01	$3.18
	3rd Quarter (11/1/07 — 1/31/07)	$6.38	$3.00
	2nd Quarter (8/1/07 — 10/31/07)	$5.53	$3.81
	1st Quarter (5/1/07 — 7/31/07)	$4.44	$2.40

Fiscal Year End April 30, 2007	4th Quarter (2/1/07 — 4/30/07)	$5.00	$2.75
	3rd Quarter (11/1/06 — 1/31/07)	$5.49	$4.03
	2nd Quarter (8/1/06 — 10/31/06)	$5.95	$3.31
	1st Quarter (5/1/06 — 7/31/06)	$8.90	$3.34
The closing sales price of the common stock as reported on June 16, 2008 was $5.42 per share.
Holders
As of June 16, 2008, there were 209 holders of record of the Company’s common stock. This does not include persons who hold our common stock in brokerage accounts and otherwise in “street name.”

Dividends
The Company did not declare or pay cash or other dividends on its common stock during the past three fiscal years. Payment of dividends by the Company will depend upon the Company’s financial condition, results of operations, capital requirements and such other factors as the Board of Directors of the Company may deem relevant.
Equity Compensation Plan Information
The Company’s Board of Directors originally adopted the 2005b and 2006 Stock Option Plan (the “Plan”) without stockholder approval. The 2006 Stock Option Plan was approved by shareholders on October 30, 2006. The Company does not intend to issue any options from the 2005b Stock Option Plan going forward. The Plan is intended to provide incentives to officers, employees, consultants and advisors (including members of the Board of Directors), who contribute to the success of the Company by offering them the opportunity to acquire an ownership interest in it. The Board of Directors believes that this also will help to align the interests of our management and employees with the interests of stockholders. The terms of the Plan concerning the incentive options and non-qualified options are substantially the same except that only employees of the Company or its subsidiaries are eligible to receive incentive options. Non-qualified options may be granted to employees, officers and consultants of the Company.
The number of shares reserved for issuance under the Plan is a maximum aggregate so that the number of incentive options and/or non-qualified options that may be granted reduces the number of bonuses which may be granted, and vice versa.
Administration of the Plan
The Plan is administered by the Board of Directors or a committee appointed by the Board of Directors (the “Committee”). In addition to determining who will be granted options or bonuses, the Committee has the authority and discretion to determine when options and bonuses will be granted and the number of options and bonuses to be granted. The Committee also may determine a vesting and/or forfeiture schedule for bonuses and/or options granted, the time or times when each option becomes exercisable, the duration of the exercise period for options and the form or forms of the agreements, certificates or other instruments evidencing grants made under the Plan. The Committee may determine the purchase price of the shares of common stock covered by each option and determine the fair market value per share. The Committee also may impose additional conditions or restrictions not inconsistent with the provisions of the Plan. The Committee may adopt, amend and rescind such rules and regulations as in its opinion may be advisable for the administration of the Plan.
The Committee also has the power to interpret the Plan and the provisions in the instruments evidencing grants made under it, and is empowered to make all other determinations deemed necessary or advisable for the administration of it.
Eligibility
Participants in the Plan may be selected by the Committee from employees, officers, consultants and advisors (including Board members) of the Company and its subsidiary and affiliated companies. The Committee may take into account the duties of persons selected, their present and potential contributions to the success of the Company and such other considerations as the Committee deems relevant to the purposes of the Plan. As of June 23, 2008, there are approximately 36 employees (including 7 officers) and 6 directors who are eligible to participate in the Plan.
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
Generally under U.S. tax law, with respect to bonuses a grantee will recognize as ordinary income the fair market value of the bonuses as of the date of receipt. If the grantee is an employee, then the grant is compensation and will be subject to income tax withholding by us (if an employee) or self-employment tax (if a non-employee).
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
Provided that certain conditions are satisfied and appropriate elections are made, an optionee may be entitled to defer the employment income attributable to the exercise of stock options to the extent that the value of all stock options which vest in a particular year, calculated based on the total number of common shares the optionee is entitled to acquire in respect of all stock options which vest in the year and using the fair market value of the common shares on the date or dates such stock options were granted to the optionee, does not exceed Cdn$100,000. If applicable, the employment benefit will be deferred until the common shares are disposed, or deemed to be disposed, by the optionee. This deferral only applies if, among other things, (i) the employee is not a “specified shareholder” (as defined in the ITA) of OQI or any other company which does not deal at arm’s length with OQI and which employed the optionee; (ii) the common shares are listed on the American Stock Exchange (or another designated stock exchange); (iii) the exercise price for the common shares is not less than the fair market value of the common shares at the time the stock option was granted; and (iv) an election is filed in prescribed form and manner. In these circumstances, the employment income is not brought into the optionee’s taxable income until the taxation year in which the optionee disposes of those common shares and the cost averaging rules otherwise applicable in determining the optionee’s adjusted cost base of the common shares will not apply.
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

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under the Company’s compensation plans as of June 16, 2008.

				Number of Securities
				Remaining Available for
				Future Issuance
	Number of Securities to		Weighted Average	Under Equity
	be Issued Upon Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	13,272,000	(1)	$5.22	15,171,750	(3)

Equity Compensation Plans Not Approved by Stockholders	0	(2)	$0.0	1,200,000

TOTAL	13,272,000	(1)(2)	$5.22	16,371,750

(1)	Includes: options to acquire 13,272,000 shares of common stock under the Company’s 2006 Stock Option Plan.

(2)	All outstanding options to acquire shares of common stock under the Company’s 2005b Stock Option Plan were exercised during the year ended April 30, 2008. The Company does not intend to issue any more securities under this plan.

(3)	The aggregate number of securities issuable under the 2006 Stock Option Plan is the lesser of: (A) 15% of the total outstanding shares of the Company’s common stock, or (B) 30,000,000. As of June 16, 2008, the number of securities available for issuance under the 2006 Stock Option Plan is 15,171,750 (calculated as 30,000,000 maximum less 15,737,000 granted plus 908,750 cancelled/forfeit).
Performance Graphs
The following line graph compares cumulative total stockholder returns for the five years ended April 30, 2008 for (i) our common stock, the (ii) the Standard & Poor’s 500 Stock Index and (iii) the Amex Oil Index. The graph assumes an investment of $100 on April 30, 2003. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

The following line graph compares cumulative total stockholder returns since August 24, 2006 (the date the Company first listed on the American Stock Exchange (“AMEX”)) for (i) our common stock, the (ii) the Standard & Poor’s 500 Stock Index and (iii) the Amex Oil Index. The graph assumes an investment of $100 on August 24, 2006. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The performance shown is not necessarily indicative of future performance.
Recent Sales of Unregistered Securities
The following are descriptions of all unregistered equity securities of the Company sold during the last fiscal quarter and as of June 23, 2008, excluding transactions that were previously reported on Form 10-Q or Form 8-K during the period.
On March 14, 2008, pursuant to the Company’s 2006 Stock Option Plan, the Company granted 320,000 options to employees to purchase up to 320,000 shares of common stock at $4.00 per share until March 14, 2013, subject to vesting, as compensation for services provided. The options were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act. No commissions or other remuneration were paid for this issuance.
On April 1, 2008, pursuant to the Company’s 2006 Stock Option Plan, the Company granted 10,000 options to an employee to purchase up to 10,000 shares of common stock at $3.97 per share until April 1, 2013, subject to vesting, as compensation for services provided. The options were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act. No commissions or other remuneration were paid for this issuance.
On April 16, 2008, pursuant to the Company’s 2006 Stock Option Plan, the Company granted 40,000 options to an employee to purchase up to 40,000 shares of common stock at $4.25 per share until April 16, 2013, subject to vesting, as compensation for services provided. The options were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act. No commissions or other remuneration were paid for this issuance.
On May 20, 2008, pursuant to the Company’s 2006 Stock Option Plan, the Company granted 200,000 options to an employee to purchase up to 200,000 shares of common stock at $4.79 per share until May 20, 2013, subject to vesting, as compensation for services provided. The options were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act. No commissions or other remuneration were paid for this issuance.
On May 23, 2008, pursuant to the Company’s 2006 Stock Option Plan, the Company granted 15,000 options to an employee to purchase up to 15,000 shares of common stock at $4.63 per share until May 23, 2013, subject to vesting, as compensation for services provided. The options were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act. No commissions or other remuneration were paid for this issuance.
On May 23, 2008, the Company issued 12,976,761 shares of common stock at a price of $4.20 per share for gross proceeds of $54,502,396 pursuant to a private placement undiluted under Regulation S to non-US persons. The Company paid an aggregate of $1,225,120 in fees to the underwriters.
On June 1, 2008, pursuant to the Company’s 2006 Stock Option Plan, the Company granted 60,000 options to employees to purchase up to 60,000 shares of common stock at $4.57 per share until June 1, 2013, subject to vesting, as compensation for services provided. The options were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act. No commissions or other remuneration were paid for this issuance.
On June 17, 2008, the Company issued an aggregate of 640,000 shares of common stock as partial consideration for the acquisition of the interests of the remaining external joint venture partners related to our Eagles Nest Oil Sands Lease. The common stock was issued to non U.S. persons pursuant to Regulation S under the 1933 Act. No commissions or other remuneration were paid for this issuance.
Item 6. SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and notes thereto contained in Item 8. “Financial Statements and Supplementary Data” of this report. The historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended
	April 30,	April 30,	April 30,	April 30,	April 30,
(in thousands, except per share amounts)	2008	2007	2006	2005	2004
Summary of Operations
Operating loss(1)	$122,382	$76,253	$55,540	$5,244	$1,581
Loss from operations	$98,871	$68,795	$52,641	$5,109	$1,581
Loss from operations per common share	$0.44	$0.40	$0.64	$0.16	$0.09
Total Assets	$646,238	$556,416	$41,958	$7,294	$748
Long Term Obligations	$8,183	$3,075	$—	$163	$—

Balance Sheet Data
Cash and cash equivalents	$26,498	$32,394	$16,127	$1,022	$349
Short-term investments	$19,812	$2,000	$6,000	$—	$—
Working capital	$34,226	$5,819	$21,980	$4,319	$(2,406)
Stockholders’ equity	$492,260	$386,834	$16,164	$3,728	$(2,027)

(1)	Defined as loss before income taxes and minority interest

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis presents management’s perspective of our business, financial condition and overall performance. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis relates to the following topics:
•	Overview of Business

•	Overview of 2008 Results and Outlook

•	Liquidity and Capital Resources

•	Changes in Financial Condition and Results of Operations

•	Share Capital

•	Critical Accounting Policies

•	Contractual Cash Obligations
Overview of Business
We are a U.S. public company based in Calgary, Alberta engaging in a variety of projects in the oil and gas sector and in particular the oil sands and oil shale sectors in Western Canada. We are aggressively exploring Canada’s largest contiguous oil sands land holding, which is located in northeast Alberta, northwest Saskatchewan and Oilsands Quest is leading the development of an oil sands industry in the Province of Saskatchewan.
Oilsands Quest, together with its subsidiaries, is in the exploration and development stage and does not currently have any income from operating activities. For a more detailed discussion of our business see Part 1, Item 1, “Description of Business”.
Overview of 2008 Results and Outlook
During the year ended April 30, 2008, the Company’s activities included an exploration drilling program of 175 delineation test wells on its permit lands in Saskatchewan and Alberta, advancement of its pre-commercialization evaluation studies on and reservoir test program on its Axe Lake Discovery, a comprehensive 2-D and 3-D seismic program in Saskatchewan and on adjacent Alberta permits, and an extensive environmental program consisting of monitoring and baseline assessment studies.
During the year ended April 30, 2008, we raised $144.4 million, net of issuance costs, through private placement share issuances, a marketed public offering and proceeds of warrant and option exercises to fund these activities and future programs.
Operations Summary:
Exploration Program
On March 26, 2008, we concluded the 2007/2008 exploration program in the field for which drilling began on September 14, 2007. The program demonstrated continued success on the Company’s contiguous oil sands exploration lands in Saskatchewan and Alberta. Overall, a total of 175 test wells were drilled with 150 in Saskatchewan and 25 in the Company’s first exploration program conducted on its adjacent land holdings in Alberta. We also conducted a comprehensive 2-D and 3-D seismic program on our permit lands in Saskatchewan and Alberta totaling 1,847 kilometres (1,149 miles). In addition, we continued to conduct a comprehensive $4 million CDN environmental program on the permit lands, consisting of monitoring and baseline studies which formed the basis of the plans approved by the Federal and Saskatchewan Provincial governments. For a more detailed discussion on the Company’s exploration program and results see Part I, Item 1, “Description of Business – Activities To Date” and Part I, Item 2, “Properties and Statement of Oil and Gas Information”.
Axe Lake Discovery
In January 2007, following our initial drilling season, we designated the discovery area, plus certain additional prospective lands associated with it, as the Axe Lake Discovery. The designated Axe Lake Discovery area is a notional area identified by us and located in an area of approximately 72 sections (72 square miles) located in Townships 94 and 95, Ranges 24 and 25 West of the 3rd Meridian. As a result of the winter 2007/2008 program, the drilled portion of the Axe Lake Discovery area now covers approximately 65 sections (65 square miles) of Permits PS00208 and PS00210 (100% Oilsands Quest) located in the north half of Township 94 and the south half of Township 95, Ranges 24 and 25 West of the 3rd Meridian.
Axe Lake Discovery — Reservoir Development Activities
In January 2008, following extensive, ongoing laboratory testing, reservoir simulation studies and the determination of the initial definition of a reservoir field test program to evaluate reservoir response to varying temperatures and pressures of steam and steam with solvents, we announced a program of reservoir testing at up to three sites within the Axe Lake Discovery for 2008.
Site preparation and construction of facilities for Oilsands Quest’s reservoir test program at Axe Lake commenced in January 2008 and were halted through April and May for spring break-up. Activity recommenced in June 2008 and is ongoing at present. The large steam generator Final Acceptance Test was successfully concluded and the steam generator is being transported to site. Other major equipment will also arrive on site during facilities installation which commences first week of July. Steam and hot water injection into the reservoir on Test Site 1 is planned for late summer 2008.
Phase One of the Axe Lake Discovery reservoir test program will consider up to three test sites (with varying overburden and pay thicknesses) with one vertical injection well and five vertical observation wells per test site. The purpose of Phase One of the Axe Lake test program is to measure resource specific heat and fluid movement under specific operating conditions on a field scale to complement our ongoing simulation and laboratory analysis studies. Phase One has received regulatory approval. Current plans call for placement of horizontal wells in late summer 2008, with injection to begin following initial results from the Phase One program at Test Site 1 subject to the requisite approvals.
Phase Two of the test program will consider expanding the three test sites with horizontal wells and/or injecting mobilization agents other than steam. The purpose of Phase Two is to evaluate and analyze information gathered from Phase One regarding mobilization with steam and/or hot water and to measure field-scale response using horizontal wells. Phase Three of the Axe Lake Discovery test program is currently in the scoping phase; options being considered range from a continued reservoir test program to a technology feasibility pilot to a full commercial demonstration project.
By June 2008 six 1,000-barrel heated liquid storage tanks were received at Test Site 1, and two 1,000-barrel heated liquid storage tanks were delivered to both Test Sites 2 and 3. The preliminary engineering contracts for the surface facilities for Test Site 2 were awarded and design work has commenced. The large steam generator Final Acceptance Test was successfully concluded and the steam generator is being transported to site. Other major equipment will also arrive on site during facilities installation which commences first week of July and most of this equipment will be installed in all-season building structures. Construction of these facilities is expected to be completed approximately eight weeks after the arrival of the major equipment.

By the end of July 2008, we expect to resume drilling of the wells required for injection and monitoring at the three reservoir test sites, including the remaining two of the six wells at Test Site 1 and wells at Test Site 2 and 3 as appropriate.
Abandonment and Reclamation Costs
We are responsible for compliance with terms and conditions of environmental and regulatory approvals and all laws and regulations regarding the abandonment of a project and reclamation of its lands at the end of its economic life, which abandonment and reclamation costs may be substantial. A breach of such legislation and/or regulations may result in the issuance of remedial orders, the suspension of approvals, or the imposition of fines and penalties, including an order for cessation of operations at the site until satisfactory remedies are made. We have not yet recognized any retirement, abandonment or reclamation obligation in our financial statements. All delineation wells are abandoned and reclaimed immediately and these costs are included with our exploration costs incurred. As at April 30, 2008, we estimate the total undiscounted amount required to settle the asset retirement obligations in respect of the Company’s wells and facilities is approximately $3 million. This estimate includes the costs to reclaim the air strip, camp site, access roads and four reservoir test wells. However, since we have yet to determine the commercial viability of the Axe Lake Discovery we cannot with certainty determine a reasonable timeframe in which those costs will be incurred. This estimate could change as the reclamation requirements will be a function of regulatory regulations in place at the time.
Outlook
Over the next twelve months we will initiate the activities necessary to establish a commercial development plan for the Axe Lake Discovery, including aggressively progressing the reservoir test programs in order to evaluate an optimum in-situ oil sands recovery process. We expect to select one or more recovery technology options, conduct one or more technology feasibility tests and commence development of a commercial project. The following is an overview of key activities continuing and planned in the next twelve months:
•	continue exploration and delineation activities to further define the location, extent and quality of the Discovered Resources at Axe Lake and Raven Ridge (for a complete description of our independent resource estimates, see Part I, Item 2 “Properties and Statement of Oil and Gas Information”);

•	continue to evaluate drilling data and perform advanced laboratory studies of bitumen characterization and recovery methods;

•	continue to undertake computer reservoir modeling and simulation studies to aid in the selection of the optimal recovery technologies at Axe Lake and Raven Ridge;

•	continue to engineer and procure surface and down-hole equipment for reservoir field tests;

•	conduct injection tests with steam and other mobilization agents in vertical and horizontal wells to confirm laboratory and simulation studies;

•	continue to conduct environmental programs to establish base-line data and facilitate regulatory approvals;

•	continue to conduct advanced economic feasibility and risk assessment studies for full commercial project development;

•	continue to accelerate scoping and engineering designs for our initial commercial development at the Axe Lake Discovery, including initiating engineering plans for the first 30,000 barrel per day commercial project at the Axe Lake Discovery;

•	initiate joint venture partnership and capital market negotiations for the development of the Axe Lake Discovery; and

•	evaluate market alternatives for bitumen sales from one or more commercial projects at Axe Lake.
Oilsands Quest and its engineering consultants have embarked upon preliminary engineering of an initial 30,000 barrels per day commercial project planned for the development of a portion of Axe Lake in the specific area where the first series of reservoir tests is being conducted. Management also continues to conduct advanced economic feasibility and risk assessment studies for full commercial project development, including assessment of an aggressive approach to a first prospective project, which could result in completion during 2012 or 2013. Oilsands Quest has also commissioned a study of infrastructure and markets by Purvin & Gertz Inc. to assist in its planning process. Development of a commercial project remains subject to regulatory and other contingencies such as successful reservoir tests, board sanctioning and financing.
In addition, we will continue to conduct an extensive exploration program activity to further define the location, extent and quality of the potential oil sands resource at the Wallace Creek and Eagles Nest Prospects. We also intend to conduct an exploratory drilling program on the Pasquia Hills Oil Shale Prospect in 2008/2009 and research potential methods for kerogen recovery from oil shales.
Our planned activities over the next twelve months as outlined above will require expenditures of approximately $200 – $250 million. If we accelerate commercial development at Axe Lake or any of our other prospects, our cash requirements over the next two years will increase significantly from the amount noted above. Additional funding may also be required if our current planned activities are changed in scope or if actual costs differ from estimates of current plans. We believe the Company will have access to sufficient funding and sources of capital for its planned activities to April 30, 2009. Because we constantly and actively monitor our expenditure budgets, if sufficient funding is not available we can adjust our expenditure plans based on available cash. We plan to fund future operations by way of financing, including a public offering or private placement of equity or debt securities. Our development strategy also includes considering partners on a joint venture basis on our specific projects to fund the development of such projects in a timely and responsible manner. However, there is no assurance that debt or equity financing or joint venture partner arrangements will be available to us on acceptable terms, if at all, to meet these requirements. The Company has no revenues, and its operating results, profitability and the future rate of growth depend solely on management’s ability to successfully implement the business plans and on the ability to raise further funding.
Liquidity and Capital Resources
The following discussion of liquidity and capital resources should be read in conjunction with the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.
On May 3, 2007, the Company issued 13,900,000 shares of common stock at a price of $2.75 per share for gross proceeds of $38,225,000 pursuant to a private placement. In connection with the private placement, the Company paid an aggregate of $2,197,938 in fees to the agents pursuant to an agency agreement.
On May 3, 2007, the Company issued 2,164,166 shares of common stock on a flow-through basis at a price of $3.44 ($3.85 CDN) per share for gross proceeds of $7,444,731 ($8,332,039 CDN) in a private placement pursuant to an amended underwriting agreement originally entered into on March 6, 2007. These shares have been issued on a flow through basis whereby the proceeds must be used for exploration in Canada and the tax benefits from that exploration will flow through to the subscribers. In connection with this private placement, the Company received an additional payment of $3,499,419 ($3,873,857 CDN) from the underwriters pursuant to their obligations under the underwriting agreement, as amended. The Company paid an aggregate of $551,305 ($610,295 CDN) in fees to the underwriters.
On September 21, 2007, the Company issued 750,000 shares of common stock as part of the consideration provided for the purchase of a royalty which encumbered the Saskatchewan permit lands and the interests of one of the joint venture partners to the Triple 7 Joint Venture Agreement, which encumbered the Eagles Nest Prospect.
On December 5, 2007, the Company issued 11,000,000 units at a price of $5.00 per unit for gross proceeds of $55,000,000 pursuant to a marketed public offering. Each unit was comprised of one share of common stock and one-half of a share of common stock purchase warrant with each whole warrant entitling the holder to purchase one share of common stock of the Company for $6.75 per share until December 5, 2009.
On December 5, 2007, as part of the marketed public offering, the Company issued 2,600,000 shares of common stock of a flow-through basis at a price of $6.11 ($6.17 CDN) per share for gross proceeds of $15,886,000 ($16,042,000 CDN).

On December 20, 2007, an over-allotment option granted to the underwriters as part of the agreement under the marketed public offering was exercised. As a result the Company issued an additional 1,650,000 units at a price of $5.00 per unit for gross proceeds of $8,250,000. Each unit is comprised of one share of common stock and one-half of a share of common stock purchase warrant with each whole warrant entitling the holder to purchase one share of common stock of the Company for $6.75 per share until December 5, 2009.
Under the terms of the flow-through shares issued on March 6, 2007, March 9, 2007, May 3, 2007 and December 5, 2007, the Company renounced the tax benefits of the related expenditures to the subscribers effective December 31, 2007. As at April 30, 2008 all amounts have been expended on exploration in Canada.
The March 6, 2007, March 9, 2007, May 3, 2007 and December 5, 2007 flow-through shares were issued at a premium to the then market price in recognition of the tax benefits accruing to subscribers. In accordance with US GAAP the premium was originally recorded as a current liability and then it was drawn down as a reduction of deferred tax expense as the exploration expenditures were incurred.
Subsequent to April 30, 2008, the Company issued 12,976,761 shares of common stock at a price of $4.20 per share for gross proceeds of $54,502,396 pursuant to a private placement. The Company paid an aggregate of $1,225,120 in fees to the underwriters.
On June 17, 2008, we acquired the rights of the remaining external joint venture partners to the Triple 7 Joint Venture Agreement, which encumbered the Eagles Nest Prospect, for aggregate consideration of $1,632,000 CDN and 640,000 shares of the Company’s common stock valued at $2,860,800 based on the May 29, 2008, closing market price of the shares. The Company’s obligations under the Triple 7 Joint Venture Agreement have therefore been eliminated.
At June 16, 2008, the Company has approximately $90 million in cash on hand.
Changes in Financial Condition and Results of Operations
During the year ended April 30, 2008, the primary focus of the Company was the delineation of the Axe Lake Discovery, exploring the Saskatchewan and Alberta permit lands, raising exploration funds, completing the acquisition of an outstanding $0.07 per barrel royalty obligation on the Saskatchewan permit lands, completing the acquisition of all the rights of one of the three external joint venture partners to the Triple 7 Joint Venture Agreement (which encumbered the Eagles Nest Prospect) the acquisition of five oil sands exploration licenses in Saskatchewan, the acquisition of two oil sands exploration permits in Alberta, and the continuation of pre-commercialization studies on our Axe Lake Discovery.
During the year ended April 30, 2007, the primary focus of the Company was exploring the Saskatchewan permit lands, raising exploration funds, completing the acquisition of the non-controlling (minority) interest (35.92%) in OQI Sask, the acquisition of a 2.5% gross overriding royalty on the Saskatchewan permit lands, the acquisition of four oil sands exploration permits in Alberta and the initiation of pre-commercialization studies on our Axe Lake Discovery.
During the year ended April 30, 2006, the primary focus of the Company was on completing the purchase of the Saskatchewan permits, obtaining funds for exploration programs, assessing and acquiring other possible investment opportunities within the Athabasca Oil Sands region which resulted in the purchase of the Eagles Nest Oil Sands Lease and conducting the first exploration program on our Saskatchewan permit lands.
Net Loss
Year ended April 30, 2008 as compared to year ended April 30, 2007. The Company experienced a net loss of $98,870,931 or $0.44 per share for the year ended April 30, 2008 as compared to a net loss of $68,794,741 or $0.40 per share for the year ended April 30, 2007. The Company expects to continue to incur operating losses and will continue to be dependent on additional equity or debt sales and/or property joint ventures to fund its activities in the future.
Year ended April 30, 2007 as compared to year ended April 30, 2006. The Company experienced a net loss of $68,794,741 or $0.40 per share for the year ended April 30, 2007 as compared to a net loss of $52,640,903 or $0.64 per share for the year ended April 30, 2006.
Exploration costs
Year ended April 30, 2008 as compared to year ended April 30, 2007. Exploration costs for the year ended April 30, 2008 were $96,419,694 (2007 — $26,877,906). Exploration costs in the current year relate to drilling, seismic and environmental work done on our Saskatchewan and Alberta permits. Approximately $27 million was spent on seismic programs and the balance of costs relates to exploration and related environmental monitoring activity of which approximately 75% was spent in Saskatchewan and 25% was spent in Alberta. In addition OQI recovered $242,748 on a uranium property interest that had been previously written off, which was credited to Exploration costs. Exploration costs for the year ended April 30, 2007 are detailed in the next section. Increased activity on the Axe Lake Discovery is the main reason for the increase from 2007 to 2008.
Year ended April 30, 2007 as compared to year ended April 30, 2006. Exploration costs for the year ended April 30, 2007 were $26,877,906 (2006 — $8,291,018). $26,947,900 was expended on the Axe Lake Discovery and other Saskatchewan oil sand permits and $349,390 was expended on other project areas. In addition, OQI sold its interest in several technology joint ventures to one of the remaining partners for consideration of $419,384 which was credited to Exploration costs. OQI’s rights and obligations under the agreements were assigned to and assumed by the purchasing partner and OQI was released from any further obligations and liabilities under the agreements. Exploration costs for the year ended April 30, 2006 included $645,798 in costs associated with the Pasquia Hills Oil Shale Prospect and $6,232,122 in costs incurred on the Saskatchewan oil sands permit lands including the Axe Lake Discovery. In addition, OQI incurred costs related to the Sylvan Lake and Barrhead oil and gas prospects of $452,577 and $202,418 respectively, $234,433 was expended in conjunction with the Company’s interests in a technology joint ventures and $176,732 in costs were associated with the Eagles Nest Prospect. Also included in exploration was $233,333 related to property acquired which was subsequently written off.
General and administrative
          Cash consideration
Year ended April 30, 2008 as compared to year ended April 30, 2007. General and administrative expenses settled with cash increased from $10,782,651 in 2007 to $11,170,499 in 2008. The increase in total costs year over year is not significant. Increases in certain costs (salaries and professional fees) were offset by reductions in other areas (2007 included one time reorganization costs).
Year ended April 30, 2007 as compared to Year ended April 30, 2006. General and administrative expenses settled with cash increased from $4,138,482 in 2006 to $10,782,651 in 2007. The increase occurred as consulting fees, corporate salaries and professional fees were higher. Consulting expenses increased by $3,281,653 as almost all consulting fees incurred in 2006 were settled with the issuance of shares whereas all fees incurred in 2007 were settled with cash. Corporate salaries increased $2,468,660 because subsequent to the August 14, 2006 reorganization, operations increased significantly and permanent employees were hired to run the Company, prior to the reorganization the Company was primarily run by consultants. Professional fees increased by $929,756 in 2007 as a direct result of the additional costs associated with the August 14, 2006 reorganization.

          Stock-based consideration
Year ended April 30, 2008 as compared to year ended April 30, 2007. Stock-based consideration expense for the year ended April 30, 2008 of $16,187,715 (2007 — $39,755,592) consists of stock-based compensation related to the issuance of options to directors, officers, employees and consultants and to bonus shares issued to employees. The fair value of the stock options was estimated using the Black-Scholes valuation model consistent with the provisions of SFAS No. 123R. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the expected price volatility determined using the historical volatility of the Company’s common stock. OQI has unrecognized stock-based compensation costs of $12,607,254 related to unvested options which will be recognized in future periods as the options vest. The large decrease in Stock-based consideration in 2008 is due to the vesting terms of the stock options that were granted in 2007. Approximately 3.9 million stock options that were granted in 2007 vested in that same year compared to only 1.4 million stock options that were granted in 2008. Stock based compensation is a non-cash expense.
Year ended April 30, 2007 as compared to year ended April 30, 2006. Stock-based consideration expense for the year ended April 30, 2007 of $39,755,592 (2006 — $44,319,817) consists of stock-based compensation related to the issuance of options to directors, officers, employees and consultants. The fair value of the stock options was estimated using the Black-Scholes valuation model consistent with the provisions of SFAS No. 123R. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the expected price volatility determined using the historical volatility of the Company’s common stock. Stock-based compensation is a non-cash expense. In 2006 stock-based consideration was comprised of $34,047,988 in non-cash financing expenses, $8,957,324 in consulting and advertising services provided and $1,314,505 in stock-based compensation. The non-cash financing costs in 2006 were as a result of OQI’s contractual commitment in fiscal 2006 to file a re-sale registration statement with respect to a private placement done in December, 2005. OQI issued 2,889,371 shares of common stock as a penalty for delays and recorded a non-cash financing expense of $17,312,623. In addition, OQI recorded non-cash financing costs of $16,735,365 related to warrants issued in conjunction with the private placement completed in December 2005 and the convertible debentures issued during the year. The fair value of the warrants was calculated using the Black-Scholes pricing model.
Depreciation
Year ended April 30, 2008 as compared to year ended April 30, 2007. Depreciation expense of $1,072,565 (2007 — $367,827) relates to camp facilities, equipment and corporate assets acquired during fiscal 2007 and 2008.
Year ended April 30, 2007 as compared to year ended April 30, 2006. Depreciation expense of $367,827 (2006 — nil) relates to camp facilities, equipment and corporate assets acquired during fiscal 2007.
Interest income
Year ended April 30, 2008 as compared to year ended April 30, 2007. Interest income of $2,468,694 (2007 — $1,530,720) was recognized in fiscal 2008 because the Company had pre-funded its 2008 winter exploration resulting in cash on hand which was invested in short-term deposits.
Year ended April 30, 2007 as compared to year ended April 30, 2006. Interest income of $1,530,720 (2006 — $273,304) was recognized in fiscal 2007 because the Company had pre-funded its exploration programs resulting in cash on hand which was invested in short-term deposits.
Gain on extinguishments of certain liabilities
Year ended April 30, 2008 as compared to year ended April 30, 2007. No such transactions occurred in fiscal 2008 or 2007.
Year ended April 30, 2007 as compared to year ended April 30, 2006. During the year ended April 30, 2006, the Company recorded a gain on the extinguishment of certain liabilities of $936,469 which were realized when the Company sold its interest in its subsidiary for nominal proceeds resulting in a gain of $736,782 pertaining to accounts payable of the subsidiary. The Company also settled certain of its accounts with a subsidiary’s creditors for a gain of $199,687 which was also recorded as a gain on extinguishment of a liability (previously described as recovery of exploration costs).
Income tax recovery
Year ended April 30, 2008 as compared to year ended April 30, 2007. The income tax recovery of $23,510,848 (2007 — $2,307,432) relates to the loss reported for the year. A similar recovery was not seen in 2007 mainly because a larger proportion of the 2007 loss consisted of stock-based compensation which is not deductible for tax purposes. Note 9 to the Financial Statements provides a complete reconciliation of the income tax recovery reported to the amount that would be expected from applying the combined U.S. federal and state income tax rate of 34%.
Year ended April 30, 2007 as compared to year ended April 30, 2006. The income tax recovery of $2,307,432 (2006 — $21,956) relates to the loss recorded in the year excluding Stock-based compensation which is not deductible for tax purposes. A similar recovery was not seen in 2006 because the recovery was reduced by a valuation allowance. Note 9 to the Financial Statements provides a complete reconciliation of the income tax recovery reported to the amount that would be expected from applying the combined U.S. federal and state income tax rate of 34%.
Non-controlling shareholder interest loss
Year ended April 30, 2008 as compared to year ended April 30, 2007. No non-controlling shareholder interest loss was recognized in 2008 (2007 — $5,151,083) as OQI acquired the non-controlling shareholder interest in OQI Sask on August 14, 2006.
Year ended April 30, 2007 as compared to year ended April 30, 2006. The increase in the loss from non-controlling shareholder interest to $5,151,083 in 2007 (2006 — $2,876,685) is due to higher net losses in 2007 compared to 2006 and due to OQI owning 64.08% of OQI Sask prior to its acquisition on August 14, 2006 compared to 62.75% as at April 30, 2006.
Share Capital
At June 16, 2008, the Company had 226,848,719 shares of common stock issued and outstanding, 13,272,000 options to acquire shares of common stock, and 6,325,000 shares of common stock issuable pursuant to warrants outstanding. The options have a weighted average exercise price of $5.22 per share and the warrants have an exercise price of $6.75 per share.
At June 16, 2008, OQI’s fully diluted shares of common stock outstanding was 289,284,326 (226,848,719 shares issued and outstanding plus 13,272,000 options, plus 6,325,000 warrants, plus Exchangeable Shares and options to acquire exchangeable shares which can be exchanged into 41,450,040 shares, plus 1,388,567 shares reserved for settlement with creditors of a former subsidiary).
An Exchangeable Share provides the holder with economic terms and voting rights which are, as nearly as practicable, equivalent to those of a share of OQI common stock. The Exchangeable Shares are represented for voting purposes in the aggregate by one share of OQI Series B Preferred Stock (the “Preferred Share”). The one Preferred Share represents a number of votes equal to the total outstanding Exchangeable Shares on the applicable record date for the vote submitted to OQI shareholders.

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
A detailed summary of all of the Company’s significant accountings policies and the estimates derived therefrom is included in Note 2 to the Consolidated Financial Statements for the year ended April 30, 2008. While all of the significant accounting policies are important to the Company’s consolidated financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:
•	Properties and equipment;

•	Income taxes;

•	Stock-based compensation; and

•	Foreign currency translation.
Properties and equipment
Property represents the capitalized costs of acquisition of natural resource properties, principally the rights to explore for oil sands deposits in the provinces of Alberta and Saskatchewan, Canada and oil shale deposits in the province of Saskatchewan, Canada.
The Company follows the successful efforts method of accounting for its exploration and in-situ oil sands operations. Under the successful efforts method, acquisition costs of proved and unproved properties are capitalized. Costs of unproved properties are transferred to proved properties when proved reserves are confirmed. Exploration costs, including geological and geophysical costs, are expensed as incurred. Exploratory drilling costs are initially capitalized. If it is determined that a specific well does not contain proved reserves, the related capitalized exploratory drilling costs are charged to expense. To date all exploration costs have been charged to operations.
Development costs, which include the costs of wellhead equipment, development drilling costs and handling facilities, applicable geological and geophysical costs and the costs of acquiring or constructing support facilities and equipment, are capitalized. Costs incurred to operate and maintain wells and equipment and to lift oil and gas to the surface will be expensed as operating costs.
If and when the Company achieves production, acquisition costs of proved properties will be depleted using the unit-of-production method based on proved reserves. Capitalized exploratory drilling costs and development costs will be depleted on the basis of proved developed reserves by area. Support facilities and equipment will be depreciated on a straight-line basis over their useful lives.
Property costs by area are reviewed for impairment at least annually to consider whether there are conditions that may indicate impairment. The carrying value of each property is compared to its net recoverable amount as estimated by quantifiable evidence of the market value of similar land or geological resources. If the carrying value is found to exceed the estimated net recoverable amount, a write down will be recorded.
In prior periods while the Company was assessing the nature of the assets and the expected recovery methods, it followed a policy of capitalizing all of its acquisition costs, and charged to operations the exploration costs. During the year ended April 30, 2008 the Company determined that the successful efforts method of accounting is the most appropriate in these circumstances. The method of accounting in the previous periods is consistent with successful efforts method of accounting as all exploration costs to date have been charged to operations.

The Company has not yet converted any of its exploration permits or licenses in Saskatchewan and Alberta to development leases. In the event that the Company does not meet the regulated requirements or development conditions to convert its permits or licenses to leases or obtain an extension of such development requirements, its right to explore for bitumen or oil shale, as applicable, may be lost resulting in an impairment being recorded. The Company is satisfied that it has good and proper right, title and interest in and to the permits and licenses.
Equipment additions are recorded at cost less accumulated depreciation and include corporate assets, camp facilities and field equipment. Depreciation of these assets is provided using the straight-line method based on estimated useful lives ranging from two to five years.
Income taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the book basis and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If future utilization of deferred tax assets is uncertain, the Company may record a valuation allowance against certain deferred tax assets.
Effective May 1, 2007, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 is an interpretation of FASB Statement 109, “Accounting for Income Taxes,” and prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that the Company has taken or expects to take in its income tax returns. FIN 48 requires the recognition of uncertain tax positions only where the positions are determined to be more likely than not, defined as greater than 50%, to be sustained upon examination by the taxing authorities. No changes to reported tax balances were required on adoption of FIN 48.
Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation recorded against the Company’s net deferred tax assets, if any. In assessing the likelihood of realization of deferred tax assets, management considers estimates of the amount and character of future taxable income. Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, the Company’s forecast financial condition and results of operations in future periods, as well as results of audits and examinations of filed tax returns by taxing authorities. Although management believes current estimates are reasonable, actual results could differ from these estimates.
Stock-based compensation
The Company adopted SFAS No. 123R effective May 1, 2006 using the Modified Prospective Method. This method requires that awards granted, modified, repurchased or cancelled in the quarter beginning after the adoption date use the fair value method to recognize stock-based compensation. “Share-Based Payment” SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s financial statements. Stock-based compensation expense recognized during the period is based on the value of the portion of the share-based payment award that is ultimately expected to vest during the period. The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R and the Company’s prior period pro-forma disclosures of net earnings. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the expected price volatility of the Company’s common stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model.

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
Contractual Cash Obligations
The following summarizes our contractual cash obligations and commercial commitments at April 30, 2008 and the effect such obligations are expected to have on liquidity and cash flows in future periods. Included in the table below are purchase obligations under which we have legal obligations for payments in specific years.

	Payments Due by Period
		Less than
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (a)	$8,182,835	$2,192,750	$1,863,963	$1,669,044	$2,457,078
The Company is subject to annual lease rentals, minimum exploration expenditures and work commitments related to its exploration permits, licenses and lease assets. These required expenditures have not been included in the above schedule. For details of these required expenditures see note 4 to the Consolidated Financial Statements.

(a)	See Note 19 to the Consolidated Financial Statements, “Commitments”.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Not applicable
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Financial Statements and Supplementary Data following the signature page of this Form 10-K.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On November 13, 2007 the Company accepted the resignation of Pannell Kerr Forster (registered with the Public Company Accounting Oversight Board as “Smythe Ratcliffe”) (“PKF”) as the Company’s auditor and appointed KPMG LLP, Chartered Accountants, as the Company’s independent registered accounting firm.  As reported in a Form 8-K filed with the Securities and Exchange Commission on November 14, 2007, and amended on November 19, 2007, the Company had no disagreements with PKF on any matter of accounting principles, practices, financial statement disclosure, or auditing scope or procedure which if not resolved to PKF’s satisfaction would have caused PKF to make reference to the subject matter of the disagreement in connection with its principal accounting reports.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of April 30, 2008, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that as of April 30, 2008 our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective for the purposes set forth in such definition.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, including the principal executive officer and the principal financial officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2008, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2008.
The effectiveness of OQI’s internal control over financial reporting as of April 30, 2008 has been audited by KPMG LLP, an independent registered public accounting firm who audited OQI’s consolidated financial statements as of and for the year ended April 30, 2008, as stated in their report, which is included under Part II, Item 8, “Financial Statements and Supplementary Data”.
Changes in Internal Controls
There have not been any changes in the Company’s internal controls over financial reporting identified in connection with the evaluation discussed above that occurred during the Company’s last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
MANAGEMENT
The following table sets forth the names and ages of all executive officers and directors and the positions and offices that each person holds with the Company as of June 16, 2008.

	Officer or
Name of Director or Officer	Director		Office(s) Held and Other
and Position in the Company	Since	Age	Business Experience
T. Murray Wilson, Executive Chairman and Chairman of the Board of Directors, Class B Director	May 2006	56	Former President, former Chief Executive Officer, former Chief Financial Officer from May 1, 2006 until August 14, 2006. Chairman of the Board since May 1, 2006, and Executive Chairman from August 14, 2006 to present. Mr. Wilson is also a member of the Company’s Resources and Reserves Committee. Served as Chairman and Managing Partner of Stanway Capital Partners from 2001 to present: From 1997 to 2001, worked for TD Securities, Inc. as Managing Director and Global Head of Oil & Gas, Head of Investment Banking and Corporate Banking for Alberta, and Vice Chairman of TD Securities International, London. Prior to that Mr. Wilson was VP & Director of RBC Dominion Securities London responsible for the firm’s international and Canadian-transborder practice in energy and mining. Mr. Wilson held numerous senior positions with Royal Bank of Canada Group over a 17-year period from 1980. Prior to his investment banking career Mr. Wilson was an executive professional in technical and economic areas with Imperial Oil Limited (Esso/Exxon). Mr. Wilson has been involved in various oil sands projects, both in-situ and mining, from either a technical or financial perspective over the past 30 years. Mr. Wilson holds a Masters Degree in Business from the Sloan School, M.I.T., a Masters in Engineering from the University of Manitoba (National Research Council Scholar), and a B.Sc. in Chemical Engineering (1st Class Honours – B.E.C. Joyce Medal) from Queen’s University. Mr. Wilson is on several boards, including the Alberta Children’s Hospital Foundation and chairs its Corporate Governance Committee.

	Officer or
Name of Director or Officer	Director		Office(s) Held and Other
and Position in the Company	Since	Age	Business Experience
Christopher H. Hopkins President and Chief Executive Officer and Class A Director	August 2006	54	President, Chief Executive Officer and a director since August 14, 2006 and President, Chief Executive Officer and a director of Oilsands Quest Sask Inc., a subsidiary of the Company since November 10, 2004. Executive Vice President of Synenco Energy Inc. (“Synenco”), an oil sands exploration company, from October 1999 to September 2004 and a director of Synenco from October 1999 until August 2003. Founder, director and Vice President, Finance of Thunder Road Resources Ltd., a private oil and gas production company, from June 1996 to June 2000. Mr. Hopkins is a management professional and businessman with 30 years of Canadian and international energy and mining experience. He has held executive positions in corporate planning and business development with Suncor Inc.’s Oil Sands Group, Pembina Corporation and Amoco Canada and has additional management experience in environmental control and regulatory affairs in the resource industry. Mr. Hopkins holds a B.Sc. (Chemistry and Biology) from Carleton University and an MBA from Queen’s University. Mr. Hopkins also served as a director of Added Capital Corp., a capital pool company, until November 2007.

Karim Hirji Chief Financial Officer	August 2006	45	Chief Financial Officer of the Company since August 14, 2006 and Chief Financial Officer of Oilsands Quest Sask Inc., since November 10, 2004. Vice President Finance and Chief Financial Officer of Synenco from November 2001 to June 2004. Vice President Finance and Chief Financial Officer of Anadime Corporation, a public oilfield services company, from September 2000 to October 2001. Manager of Financial Reporting at Enbridge Inc. from January 2000 to April 2000. Corporate Controller from 1999 to January 2000 and Assistant Corporate Controller from 1997 to 1999 of AGRA Inc., a public engineering company. Mr. Hirji brings to the Company over 20 years of experience in financial management, including significant treasury, project management and corporate finance skills. Mr. Hirji received his B.Comm from the University of Calgary and CA while articling with Deloitte & Touche LLP. Mr. Hirji also served as a director of Added Capital Corp, until November 2007.

	Officer or
Name of Director or Officer	Director		Office(s) Held and Other
and Position in the Company	Since	Age	Business Experience
Errin Kimball Vice President, Exploration	August 2006	39	Vice President, Exploration of the Company since August 14, 2006 and Vice President, Exploration of Oilsands Quest Sask Inc. since July 2005. From January 2002 until June 2005, Mr. Kimball was Chief Geologist at Synenco. He was also a geological consultant for Synenco from 2000 until he assumed his staff position in 2002.

Erdal Yildirim Executive Vice President, Project Development	October 2006	71	Executive Vice President, Project Development since October 2, 2006. From 1998 to 2006 Dr. Yildirim was the President and CEO of S&T International, Inc., a private company engaged in the oil sands exploration and development business. From 2002 through 2005 Dr. Yildirim was employed as a Senior Vice President Engineering and Technology with Synenco. From 1983 to 1998 he served as Division Vice President for Nexen, Inc. Dr. Yildirim is also the former Chairman of the National Task Force on Oil Sands Strategies. Dr. Yildirim received his Doctor of Engineering Science degree at Columbia University School of Engineering in 1971 and holds more than a dozen patents on oil sands processes.

Claes T.S. Palmgren, P. Eng. Vice President, Reservoir Engineering	February 2008	47	Vice President, Reservoir Engineering since February 1, 2008. Dr. Palmgren has over 20 years experience with applied research, technology pilot program development and field applications of in-situ heavy oil and bitumen recovery technologies. Prior to joining Oilsands Quest Inc. Dr. Palmgren was Manager, Reservoir Process Technology at StatoilHydro Canada Ltd. From 2000 to 2006 Dr. Palmgren worked at Petro-Canada. Dr. Palmgren is a graduate of Delft University of Technology in The Netherlands, Faculty of Mining and Petroleum Engineering, and received his Masters of Science in 1987 and his Doctorate in 1992.

Paul K. O’Donoghue Vice President, Investor Relations & Corporate Planning	March 2008	47	Vice President, Investor Relations & Corporate Planning since March 17, 2008. Prior to joining Oilsands Quest Inc. Mr. O’Donoghue served as the Vice President, Corporate & Strategic Development of Trident Resources Corp. and Trident Exploration Corp. At Trident, Mr. O’Donoghue led a team that had overall responsibility for all corporate development matters, including financings, acquisitions/divestures, investor relations, risk management, marketing and legal affairs. Prior to joining Trident, Mr. O’Donoghue held senior positions in oil, gas and power businesses in Canada with Alberta Energy Company, Natural Gas Clearinghouse and PrimeWest Energy. Mr.

	Officer or
Name of Director or Officer	Director		Office(s) Held and Other
and Position in the Company	Since	Age	Business Experience
			O’Donoghue holds an MBA in Finance from the Rotman School of Business, University of Toronto (1990), and a BSc in Economics from Oklahoma City University (1984).

Ronald Phillips Class C Director	February 2006	42	Director of the Company since February 2006, Chair of the Company’s Compensation Committee and a member of the Audit Committee. Former director of Oilsands Quest Sask Inc. from May 2006 to August 2006. A managing member of Saturn Capital Management LLC and the Portfolio Manager for the DKR Saturn Event Driven Program from July 2002 to present. DKR Saturn Event Driven is an $80 million hedge fund affiliated with DKR Capital Inc., a $4.5 billion asset manager located in Stamford, Connecticut.

Thomas Milne Class B Director	August 2006	61	Director of the Company since August 14, 2006 and a director of Oilsands Quest Sask Inc. since November 2004. Mr. Milne is Chair of the Company’s Audit Committee and a member of the Compensation and Governance Committees. Mr. Milne is a principal of NEX Industries, a boutique merchant banking partnership specializing in advisory and transaction services, governance, succession, strategic planning and financing. He has had an extensive career in international finance as director, chief financial officer and treasurer of major public corporations in the energy and technology sectors and as an investment banker and foreign exchange trader in a major Canadian bank. From April 2000 to April 2005 Mr. Milne was the Chief Financial Officer and Director of Big Sky Energy Corp., and from September 2002 to February 2004 Mr. Milne was a Senior Partner of Meyers, Norris, Penney LLP. Mr. Milne has also served as a director for the following public companies: Big Sky Energy Corp., Calcite Inc., Go Sports Entertainment, Inc., Newton Energy Inc.., Added Capital Corp., Land End Resources Inc and Longview Petroleum Corp.

Gordon Tallman Class A Director	August 2006	65	Director of the Company since August 14, 2006 and a member of the Company’s Audit and Reserves and Resources Committees and Chair of the Governance and Nominating Committee. Mr. Tallman retired as the Senior Vice-President, Royal Bank of Canada, and head of the Prairies Region of Canada (Alberta, Saskatchewan and Manitoba) after a banking career spanning 42 years. Mr. Tallman is a member of the Board of Directors/Trustees of Big Rock Brewery Income Trust, ECL Group of Companies Ltd., and PFB Corporation. He is Chairman of the Board of CV Technologies, Inc. and Chairman of the Board of Trustees of Enbridge Income Fund. He has also served on the boards of Canadian Utilities Ltd.,

	Officer or
Name of Director or Officer	Director		Office(s) Held and Other
and Position in the Company	Since	Age	Business Experience
			Calgary, Investment Saskatchewan Inc. and Gwich’n Development Corporation, Inuvik, NWT. Mr. Tallman is a graduate of the Institute of Corporate Directors – Corporate Governance College.

William Scott Thompson Class C Director	August 2006	59	Director of the Company from August 14, 2006 to April 30, 2007 and from June 28, 2007 to present. Mr. Thompson is Chair of the Company’s Reserves and Resources Committee and a member of the Compensation Committee. Former director of Oilsands Quest Sask Inc. from June 2005 to August 2006. Mr. Thompson has over 25 years of experience in the oil and gas industry. He has been President and a director of Clear Creek Oil & Gas, Inc., a natural gas exploration company, since November 2000. Secretary/Treasurer and director of Forster Drilling Corporation, which builds land drilling rigs and provides contract drilling services to oil and gas exploration and production companies, from March 2005 to present. President and director of Harris-Forbes, Inc., an investment banking company to the energy sector from May 2005 to present. President and a director of Process Technology Systems, Inc. from 1998 to present. President and a director of Eurotrade Financial, Inc., an investment banking company, from June 1993 to May 2005.

Pamela Wallin, OC Class A Director	June 2007	55	Director of the Company since June 28, 2007 and a member of the Company’s Reserves and Resources and Governance and Nominating Committees. Since August 2006 Ms. Wallin has served as the Senior Advisor to the President of the Americas Society and the Council of the Americas in New York. In Canada, she serves on several corporate boards, including CTV globemedia, Canada’s premier multimedia company with ownership in CTV and the Globe and Mail, and on the board of Gluskin Sheff + Associates, an investment and wealth management firm. Ms. Wallin is a member of a special Advisory Board for BMO Harris Bank. Ms. Wallin is the Chancellor of the University of Guelph in Ontario. In July 2006 Ms. Wallin completed her four-year term as Consul General of Canada in New York; she was appointed to the prestigious post in 2002. From 1995 to 2002, Ms. Wallin served as President and CEO of PWP, Inc., a privately held media production company.

	Officer or
Name of Director or Officer	Director		Office(s) Held and Other
and Position in the Company	Since	Age	Business Experience
John Read Class A Director	October 2007	60	Director of the Company since October 11, 2007 and a member of the Company’s Compensation and Reserves and Resources Committees. In 1970 Mr. Read began his career in the oil and gas industry with Shell Canada and then Texaco Exploration Canada. In 1974, he joined Colt Engineering Ltd., a private, start-up engineering organization where he held engineering and management positions. In 1983 he became president and chief executive officer of the organization. He was chief executive officer from 1999 until his retirement in early 2006. Mr. Read remained a partner and director of The Colt Companies until March 2007, when Colt was acquired by Worley Parsons Limited, a worldwide engineering and project management organization. Mr. Read is a member of the World Presidents’ Organization and the Association of Professional Engineers, Geologists and Geophysicists of Alberta. Mr. Read serves as a director on the boards of Axia Netmedia Corporation and PFB Corporation, both listed on the Toronto Stock Exchange.
Unless otherwise indicated in their employment agreements, executive officers of the Company are elected by the Board of Directors and serve for a term of one year and until their successors have been elected and qualified or until their earlier resignation or removal by the Board of Directors. The Company’s Class A directors will serve until the annual meeting in 2009, and the Class B directors until the annual meeting in 2008 or until their successors are duly elected or appointed or until their earlier death, resignation or removal. After the respective annual meetings in 2008 and 2009, each term for directors will be three years. The Class C directors were re-elected at our annual meeting of shareholders on October 17, 2007 and will serve for a term of three years or until their respective successors are duly elected or appointed or until their earlier death, resignation or removal.
Except as indicated in the above table, no director of the Company is a director of an entity that has its securities registered pursuant to Section 12 of the Exchange Act.
A class action lawsuit was issued against CV Technologies Inc. in the Ontario Superior Court of Justice against the company and certain of its directors, including Mr. Gordon Tallman and the company’s former auditor. The lawsuit was commenced by two shareholders and seeks certification of a class action on behalf of any persons who acquired the company’s securities between December 11, 2006 and March 23, 2007. The lawsuit relates to allegations concerning the company’s audited financial statements for the year ended September 30, 2006, and its interim unaudited financial statements for the first quarter of fiscal 2007. The lawsuit claims damages of $110 million and alleges the financial statements for those periods were misleading. An almost identical lawsuit commenced by one shareholder has been filed in the Calgary Court of Queen’s Bench. The matters raised in the claims are, at this stage, unproven allegations that will be vigorously defended. The Plaintiffs have served their certification/leave motion materials and those motions have been scheduled for June 2009. At this time, leave of the Ontario and Alberta Courts has not been granted for the claims to proceed as a secondary market securities class action and the claims have not been certified as a class action at this stage.
Audit Committee
We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act and Section 803B of the American Stock Exchange Company Guide. The following persons serve on our Audit Committee: Ronald Phillips, Thomas Milne and Gordon Tallman. Messrs. Phillips, Milne and Tallman are each “independent” as that term is defined in Section 803A of the American Stock Exchange Company Guide and SEC Rule 10A-3 under the Exchange Act of 1934. Mr. Milne is the Audit Committee financial expert.
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
Based solely on a review of Forms 3, 4, and 5 and amendments thereto furnished to the Company during and for the Company’s year ended April 30, 2008, and as of June 16, 2008, there were no directors, officers or more than 10% stockholders of the Company who failed to timely file a Form 3, 4 or 5.
Code of Ethics
On May 6, 2008, our Board of Directors updated a code of ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. Our code of ethics establishes standards and guidelines to assist our directors, officers, and employees in complying with both the Company’s corporate policies and with the law. It is available on our website at www.oilsandsquest.com.
Whistleblower Policy
On December 10, 2007, our Board of Directors adopted a whistleblower policy that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. OQI is committed to fair, accurate and transparent accounting of financial matters and expects all employees, consultants, officers, directors and agents to act in accordance with the highest ethical standards in the performance of their responsibilities for OQI. OQI also requires full compliance with all applicable securities laws and regulations, accounting standards, accounting controls and audit practices and prohibits violations of applicable securities or other laws relating to fraud against shareholders. It is available on our website at www.oilsandsquest.com.
Related Person Transaction Policy
On March 19, 2008, our Board of Directors adopted a related person transaction policy that applies to all of our directors and executive officers. It is the Company’s policy that the Audit Committee (the “Committee”) of the Board of Directors review and approve all Related Person Transactions in advance, and that such Related Person Transactions be disclosed in accordance with applicable legal and regulatory requirements.
Item 11. EXECUTIVE COMPENSATION
The following Compensation Discussion and Analysis describes the material elements of compensation for the executive officers identified in the Summary Compensation Table contained elsewhere in this Annual Report.

Oversight of Executive Compensation Program
As more fully described below, the Compensation Committee of the Board of Directors (the “Compensation Committee”) reviews and recommends to the full Board of Directors the total direct compensation programs for our senior executive officers, including the Named Executive Officers. Our senior executive officers review the base salary, annual bonus and long-term compensation levels for the other officers and permanent employees. The entire Board of Directors remains responsible for significant changes to or adoption of new employee benefit plans. Consistent with the listing requirements of the American Stock Exchange, with the exception of Mr. W. Scott Thompson, the Compensation Committee is composed entirely of independent members of our Board of Directors. Mr. Thompson was appointed to the Compensation Committee despite not satisfying the definition of independent under “Compensation Interlocks and Insider Participation”, Rule 803A of the American Stock Exchange Rules.
Compensation Program Philosophy and Objectives
Our compensation program has five objectives:
•	support Oilsands Quest’s overall business strategy;

•	align total compensation with shareholder interests;

•	minimize turnover related to compensation issues;

•	reward key executives and key employees for demonstrated performance through pre-determined and quantifiable short- and long-term incentive plans; and

•	balance the proportion of fixed (i.e., base salary) versus variable (i.e. short- and long-term incentives) compensation to be competitive with typical practice among peers.
In making compensation decisions, the Compensation Committee considers various factors such as each executive’s motivation level, leadership ability, overall knowledge and experience in his or her particular segment of our business, the competitive compensation environment for such individual, that person’s unique skills and his or her expected future contribution to the success of our company. We feel that if these qualities are rewarded, the executives will be motivated to achieve our corporate goals and implement our strategies.
Elements of Compensation
The Compensation Committee believes that the compensation environment for qualified professionals in the industry in which the Company operates is highly competitive and the possibility exists that other companies will be able to offer more concrete benefits and higher salaries to its senior officers. It also believes that similar compensation pressure has resulted from increased financial reporting and corporate governance requirements implemented in recent years. In order to compete in this environment, our senior executive officers’ compensation has four components:
•	base salary;

•	short-term incentives which are determined annually using informed discretion (i.e., not a formula) and approved by the Board;

•	long-incentives to be considered annually at the discretion of the Board; and • other benefits that, in most cases, are available to all salaried employees.
How Elements of Our Compensation Program are Related to Each Other
We view the various components of compensation as related but distinct and emphasize “pay for performance” with a significant portion of total compensation reflecting a risk aspect tied to long- and short-term financial and strategic goals. Our compensation philosophy is to foster entrepreneurship at all levels of the organization by making long-term equity-based incentives, in particular stock option grants, a significant component of executive compensation. We determine the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, and other considerations we deem relevant, such as rewarding extraordinary performance. Our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. We have not adopted any internal pay-equity proposal, but it is the Compensation Committee’s goal to be fair and reasonable to all employees within the limitations of the Company’s financial capabilities and equity requirements. The Compensation Committee has engaged independent consultants to assist it in its determination of peer group assessments and other factors in assessing overall executive compensation. The Compensation Committee has engaged Mercer (Canada) Ltd. to assist in its compensation assessments for the current year.
Base Salary. Base salary, paid in cash, is the first element of compensation to our senior executive officers. We set base salaries at a level we believe enables us to hire and retain individuals in a competitive environment and to reward individual performance and contribution to our overall business goals, while recognizing that our senior executive officers have additional incentives to encourage the Company’s success and to reflect competitive practices, individual performance and the officer’s contribution to our overall business goals. Individual performance and contribution to the overall business goals of the Company are subjective measures and are also evaluated by the Compensation Committee.
The Compensation Committee believes that base salaries for our senior executive officers are appropriate for executives serving a public company of our size in our industry.
Annual Discretionary Cash Bonuses. Annual discretionary cash bonuses are the second prong of our compensation plan. The Compensation Committee believes it is appropriate that executive officers and other employees have the potential to receive a significant portion of their annual cash compensation as a cash bonus to encourage performance to achieve key short-term (annual) corporate objectives and to be competitive from a total remuneration standpoint. The payment of any bonus is subject to cash flow considerations, and even when a bonus is declared, the Compensation Committee may choose to pay the bonus in equity rather than in cash where cash flow considerations require.
We paid cash bonuses during fiscal years 2008 and 2007 to certain of our Named Executive Officers as disclosed in the “Summary Compensation Table” below. We have no set formula for determining or awarding discretionary cash bonuses to our other executives or employees. In determining whether to award bonuses and the amount of any bonuses, we have taken and will continue to take into consideration discretionary factors such as the individual’s current and expected future performance, level of responsibilities, retention considerations, peer group assessments, and the total compensation package, as well as Company resources and business projections, and other operational factors.
The Compensation Committee may also consider how unexpected events may have impacted the Company’s performance with respect to determining the appropriateness of a bonus. For example, a large acquisition may substantially change our budget and forecast prepared prior to the beginning of a year, thereby affecting the guidelines established for payment of bonuses. Also, our Compensation Committee encourages our executives to pursue long-term goals, even if these long-term goals may result in a reduction in our near-term performance. Accordingly, the Compensation Committee will determine whether and in what amount a discretionary bonus is appropriate for each of the Named Executive Officers after taking into account all factors that the Committee, in its discretion, determines to be appropriate.
Where the Compensation Committee determines that bonuses are properly payable, but cash considerations do not permit the payment of a bonus in cash, the Compensation Committee will consider payment of the bonus amount in restricted stock or options. The Compensation Committee may also defer all or any part of any bonus to future years and to pay bonuses even if no bonus would be payable under the bonus plan.

Long-Term Equity-Based Incentives. Equity-based incentives form a third element of our compensation program. Long-term equity-based incentive compensation is an element of our compensation policy because we believe it aligns management and executives’ interests with the interests of the Company’s shareholders. Our equity incentives also reward the attainment of long-term corporate objectives by our executives. We generally grant equity or option grant awards that are subject to vesting over several years in order to encourage management and executive retention. We also believe that grants of equity-based compensation are necessary to enable us to be competitive from a total remuneration standpoint. At the present time, the Company has two equity incentive plans for its management and employees: its 2005b Stock Option Plan and its 2006 Stock Option Plan. The Company does not intend to grant any further options under the 2005b Stock Option Plan.
The Compensation Committee acts as the oversight of our long-term equity-based incentive plans and performs functions that include selecting award recipients, determining the timing of grants and assigning the number of shares subject to each award, fixing the time and manner in which awards are exercisable, setting exercise prices and vesting and expiration dates, and from time to time recommending rules and regulations for carrying out the purposes of our plans for approval by the Board of Directors. For compensation decisions regarding the grant of equity compensation to executive officers and other employees, our Compensation Committee typically considers recommendations from our Executive Chairman and Chief Executive Officer as well as the competitive environment associated with longer-term compensation. All awards are priced at the fair market value on the grant date in accordance with SFAS 123(R).
In addition, all equity awards to our employees, including executive officers, and to our directors have been granted and reflected in our consolidated financial statements, based upon the applicable accounting guidance, at fair market value on the grant date in accordance with SFAS 123(R). Information about unvested performance shares and outstanding options held by our Named Executive Officers and directors is contained in the “Outstanding Equity Awards at Fiscal Year End — 2008” and “Director Compensation” tables below.
Typically, awards vest over multiple years but the Compensation Committee maintains the discretionary authority to vest the equity grant immediately if the individual situation merits. In the event of a change of control, or upon the death, disability, retirement or termination of a grantee’s employment without good reason, all outstanding equity-based awards may immediately vest depending on the individual’s employment arrangement.
We have no set formula for granting awards to our executives or employees. In determining whether to grant awards and the amount of any awards, we take into consideration discretionary factors such as the individual’s current and expected future performance, level of responsibilities, retention considerations and the total compensation package.
Other Employee Benefits. The Company’s executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, group life and long-term disability insurance, in each case on the same basis as other employees. The Company provides vacation and other paid holidays to all employees, including the Named Executive Officers, which are comparable to those provided by other employers.
Our articles of incorporation and bylaws entitle our officers and directors to advancement or reimbursement of their legal expenses, to the fullest extent permitted by law, if they are involved in litigation as a result of performing services for the Company or other enterprise at its request. The right to indemnification is conditioned on meeting a specified standard of care, generally requiring the officer to have acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company.

Employment Contracts, Change-In-Control Arrangements and Certain Other Matters. We have entered into employment agreements with each of our Named Executive Officers. The material terms, including change-in-control provisions, are described below:
T. Murray Wilson
On May 1, 2006, and as amended effective on September 22, 2006, the Company entered into an executive employment agreement with T. Murray Wilson under which Mr. Wilson receives an annual base salary (currently at $396,236 ($400,000 CDN)) and he is eligible to receive an annual bonus up to 200% of his annual base salary (the “Base Salary”). In addition to the Base Salary, Mr. Wilson received options to acquire 4,000,000 shares of the Company’s common stock at an exercise price of $6.75 equal to the per-share fair market value on the date of grant and vesting as follows: 1,000,000 options on the execution of the employment agreement (May 1, 2006); 1,000,000 options vesting upon attaining certain reorganization goals of the Company which occurred on August 14, 2006; 1,000,000 options on May 1, 2007; and 1,000,000 options on May 1, 2008.
According to the severance terms of Mr. Wilson’s employment agreement, upon termination of employment by the Company, Mr. Wilson will receive: (i) a lump sum payment equal to the monthly Base Salary (the Annual Base Salary divided by 12) as at the termination date, multiplied by the number of months in the notice period (which is equal to a minimum of 12 months plus one month for each completed year of service and up to a maximum aggregate of 18 months); (ii) a further lump sum payment equal to the value of Mr. Wilson’s benefits; (iii) a further lump sum payment equal to the average annual bonus during the term of his employment, divided by 12 and multiplied by the number of months in the notice period; and (iv) accelerated vesting of all unvested stock options granted to Mr. Wilson to the extent such stock options would have vested during the notice period and a period of 90 days from the termination date in which to exercise any unexercised stock options.
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
Christopher H. Hopkins
On August 14, 2006, Christopher H. Hopkins entered into an executive employment agreement with the Company, pursuant to which he receives a base annual salary (referred to as the Base Fee in his agreement — currently at $396,236 ($400,000 CDN)). The executive is entitled to participate in the Company’s long and short term incentive plans (including stock option plans) and bonuses from time to time in amounts and on such terms and conditions as may be determined by the Board of Directors in its sole discretion.
According to the severance terms of Mr. Hopkins’ executive employment agreement, upon termination of employment by the Company without cause or upon triggering events or a change in control (all of which are defined in the agreement along with the capitalized terms used in this paragraph), the executive will receive: (i) a lump sum payment equal to the Monthly Base Fee (the Base Fee divided by 12) as at the Termination date, multiplied by the number of months in the Notice Period (which is equal to a minimum of 18 months plus one month for each completed year of service, including years of service with OQI Sask from November 1, 2004); (ii) a further lump sum payment equal to the value of the executive’s benefits, multiplied by the number of months in the Notice Period; and (iii) a further lump sum payment based on the average annual bonus (for the previous three years) paid to the executive, divided by 12 and multiplied by the number of months in the Notice Period. The agreement may also be terminated at any time by the executive, with 60 days notice, in which case the executive is only entitled to payments of salary and benefits through the date of termination.
Karim Hirji
On August 14, 2006, Karim Hirji entered into an executive employment agreement with the Company pursuant to which he will receives a base annual salary (referred to as the Base Fee in his agreement — currently at $371,471 ($375,000 CDN)). The executive is entitled to participate in the Company’s long and short term incentive plans (including stock option plans) and bonuses from time to time in amounts and on such terms and conditions as may be determined by the Board of Directors in its sole discretion. The terms regarding severance and change of control are substantially identical to those described for Mr. Hopkins above.
Errin Kimball
On August 14, 2006, Errin Kimball entered into an executive employment agreement with the Company pursuant to which he receives a base annual salary (referred to as the Base Fee in his agreement) (currently at $272,412 ($275,000 CDN)). The executive is entitled to participate in the Company’s long and short term incentive plans (including stock option plans) and bonuses from time to time in amounts and on such terms and conditions as may be determined by the Board of Directors in its sole discretion. The terms regarding severance and change of control are substantially identical to those described for Mr. Hopkins above.
Erdal Yildirim
On October 2, 2006, Erdal Yildirim entered into an executive employment agreement with the Company pursuant to which he receives a base annual salary (referred to as the Base Fee in his agreement) (currently at $287,271 ($290,00 CDN)). The executive is entitled to participate in the Company’s long and short term incentive plans (including stock option plans) and bonuses from time to time in amounts and on such terms and conditions as may be determined by the Board of Directors in its sole discretion. The terms regarding severance and change of control are substantially identical to those described for Mr. Hopkins above.
Compensation Committee Interlocks and Insider Participation. The following persons served on our Compensation Committee during the fiscal year completed April 30, 2008: Messrs. Phillips, Milne, Tallman (until October 2007), Thompson and Read. None of the members of our Compensation Committee was an employee of the Company during the fiscal year, nor has any member of Compensation Committee formerly served an officer of the Company, and none of the Committee members entered into a transaction with the Company in which they had a direct or indirect interest that is required to be disclosed pursuant to Item 404 of Regulation S-K.
Mr. Thompson is not considered independent as defined in Section 803A of the Company guide for the American Stock Exchange, however he is not currently an officer of the Company, and is not related to such a person. Mr. Thompson received a consulting fee from May 2005 through April 2006 prior to joining our Board of Directors. Mr. Thompson has a significant amount of experience in the oil and gas industry and building and growing these enterprises. Further, Mr. Thompson has a significant amount of experience in negotiating compensation packages for senior management personnel in the oil and gas industry. Because of the Company’s growth and need to continue developing and building its senior management team, the Company has relied and will continue to rely on Mr. Thompson’s experience in helping us recruit and negotiate compensation packages for senior level officers. Thus, the Company believes his role on the Compensation Committee is integral and in the best interests of the Company and its shareholders.
REPORT OF THE COMPENSATION COMMITTEE
The following Compensation Committee Report does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report.
The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. The Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the registrant’s annual report on Form 10-K.
Respectfully submitted by the Compensation Committee of the Board of Directors:
Ronald Phillips, Chairman
Thomas Milne
William Scott Thompson
John Read

Compensation and other Benefits of Executive Officers
The following table sets out the compensation recorded for the fiscal years April 30, 2008, 2007, and 2006 in respect to each of the individuals who served as the Company’s chief executive officer and chief financial officer at any time during the last fiscal year and the Company’s most three highly compensated executive officers whose total salary and bonus exceeded $100,000 (the “Named Executive Officers”). For a description of related party transactions, see Part II, Item 13, “Certain Relationships and Related Transactions”.
SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards(5) (6)	Compensation	Earnings	Compensation(3)	Total(4)
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
T. Murray Wilson,	2008	$366,712	$195,580	Nil	$5,399,940	Nil	Nil	$6,176	$5,968,408
Executive Chairman,	2007	$263,667	$132,712	Nil	$21,427,791	Nil	Nil	$800	$21,824,970
Principal Executive	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Officer(1)

Christopher H. Hopkins	2008	$366,712	$195,580	Nil	$2,339,437	Nil	Nil	$794	$2,902,523
President and Chief	2007	$263,667	Nil	Nil	$5,773,028	Nil	Nil	$820	$6,037,515
Executive Officer	2006	$148,091	Nil	Nil	Nil	Nil	Nil	$1,736	$149,827

Karim Hirji, Chief	2008	$336,153	$171,132	Nil	$1,777,762	Nil	Nil	$23,060	$2,308,107
Financial Officer(2)	2007	$219,722	Nil	Nil	$3,092,715	Nil	Nil	$18,103	$3,330,540
	2006	$148,091	Nil	Nil	Nil	Nil	Nil	$1,736	$149,827

Errin Kimball, Vice	2008	$262,810	$97,790	Nil	$1,224,253	Nil	Nil	$1,877	$1,586,730
President	2007	$219,722	Nil	Nil	$2,975,099	Nil	Nil	$2,071	$3,196,892
Exploration(2)	2006	$189,526	Nil	Nil	Nil	Nil	Nil	$1,985	$191,511

Erdal Yildirim,	2008	$273,812	$57,044	Nil	$1,194,091	Nil	Nil	$19,820	$1,544,767
Executive Vice	2007	$126,514	Nil	Nil	$265,247	Nil	Nil	$10,442	$402,203
President Project	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Development(2)

1)	Mr. Wilson became an Officer of the Company on May 1, 2006.

2)	Messrs. Hopkins and Hirji became Officers of OQI on August 14, 2006. Prior thereto, they were employees of OQI Sask from May 1, 2005 to August 14, 2006. Prior thereto, they were consultants to OQI Sask. Mr. Kimball became an officer of OQI on August 14, 2006. Prior thereto, he was an employee of OQI Sask from July 1, 2005 to August 14, 2006. Mr. Yildirim became an officer of OQI on October 2, 2006. All compensation paid to them during the disclosed periods has been included.

3)	Premiums paid on an extended health benefits program, automobile allowances or personal use benefits of automobiles are included herein.

4)	All compensation is paid in Canadian Dollars and shown in United States Dollars converted at the average exchange rate for the year indicated ($1.00 US = $1.0225 CDN (2008))

5)	The dollar amount reported in this column is the compensation cost recognized in our 2008 financial statements pursuant to SFAS No.123(R). The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the expected price volatility of the Company’s common stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock.

6)	Amounts include the estimated fair value of options to acquire OQI Sask common shares granted prior to the reorganization of August 14, 2006 that were included in Stock-based compensation expense in the 2007 consolidated financial statements as to $5,067,331 for Mr. Hopkins, $2,622,251 for Mr. Hirji and $2,622,251 for Mr. Kimball.
Grant of Plan Based Awards Table
GRANTS OF PLAN-BASED AWARD

								All
								Other	All other
								Stock	Option
								Awards:	Awards:	Exercise
		Estimated Future Payouts			Estimated Future			Number	Number of	or Base	Grant Date
		Under Non-Equity			Payouts Under Equity			of Shares	Securities	Price of	Fair Value
		Incentive Plan Awards			Incentive Plan Awards			of Stock	Underlying	Option	of Stock
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	and Option
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#) (1)	($/Sh) (2)	Awards (3)
T. Murray Wilson,	August 1, 2007	—	—	—	—	—	—	—	750,000	$4.27	$2,835,000

Christopher Hopkins	August 1, 2007	—	—	—	—	—	—	—	750,000	$4.27	$2,835,000

Karim Hirji	August 1, 2007	—	—	—	—	—	—	—	600,000	$4.27	$2,268,000

Errin Kimball	August 1, 2007	—	—	—	—	—	—	—	400,000	$4.27	$1,512,000

Erdal Yildirim	August 1, 2007	—	—	—	—	—	—	—	400,000	$4.27	$1,512,000

1)	Stock options vest at the rate of 25% on the date of grant and 25% on each of the first three anniversary dates of the grant date unless otherwise stated in the Employment Agreement.

2)	The exercise price for stock options is equal to the closing price of our common stock on the date of grant.

3)	The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the expected price volatility of the Company’s common stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock. This amount disregards any estimate of forfeitures.

Outstanding Equity Awards at Fiscal Year-End Table
The following table sets out the unexercised stock options, stock granted as bonuses that have not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of the end of our fiscal year:
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards						Stock Awards
									Equity
									Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market or
			Equity					Awards:	Payout
			Incentive Plan					Number of	Value of
			Awards:				Market	Unearned	Unearned
			Number of			Number of	Value of	Shares,	Shares,
	Number of	Number of	Securities			Shares or	Shares or	Units or	Units or
	Securities	Securities	Underlying			Units of	Units of	Other	Other
	Underlying	Underlying	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Unexercised	Unexercised	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	Options (#)	Options (#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable (1)	Unexercisable (1)	(#)	($)	Date	(#)	($)	(#)	($)
T. Murray Wilson (2)	1,000,000	—	—	$6.75	May 1/11	—	—	—	—
	1,000,000	—	—	$6.75	Aug. 14/11	—	—	—	—
	1,000,000	—	—	$6.75	May 1/12	—	—	—	—
	—	1,000,000	1,000,000	$6.75	May 1/13	—	—	—	—
	137,500	412,500	412,500	$5.05	Aug. 23/11	—	—	—	—
	187,500	562,500	562,500	$4.27	Aug. 1/12	—	—	—	—

Christopher H. Hopkins (3)	150,000	450,000	450,000	$5.05	Aug. 23/11	—	—	—	—
	187,500	562,500	562,500	$4.27	Aug. 1/12	—	—	—	—

Karim Hirji (4)	100,000	300,000	300,000	$5.05	Aug. 23/11	—	—	—	—
	150,000	450,000	450,000	$4.27	Aug. 1/12	—	—	—	—

Errin Kimball (5)	75,000	225,000	225,000	$5.05	Aug. 23/11	—	—	—	—
	100,000	300,000	300,000	$4.27	Aug. 1/12	—	—	—	—

Erdal Yildirim (6)	75,000	225,000	225,000	$3.89	Oct. 2/11	—	—	—	—
	100,000	300,000	300,000	$4.27	Aug. 1/12	—	—	—	—
In addition to the OQI options held as set out above, the Named Executive Officers also hold certain options to acquire Exchangeable Shares, which are exchangeable into the Company’s common shares, under options granted by OQI Sask prior to the reorganization of August 14, 2006. Each option entitles the holder to 8.23 Exchangeable shares. Details of OQI Sask options held are as follows:

(1)  Mr. Hopkins holds 200,000 options to acquire OQI Sask common shares at $6.00 CDN which are exercisable and expire as to 100,000 on December 15, 2010 and 100,000 on May 1, 2011, 233,334 options to acquire OQI Sask common shares at $25.00 CDN per share which are exercisable and expire on May 1, 2011, and 66,666 options to acquire OQI Sask common shares at $25.00 CDN per share vesting 1/2 on each of May 1, 2008 and May 1, 2009; Mr. Hirji holds 50,000 options to acquire OQI Sask common shares at $6.00 CDN per share which are exercisable and expire on May 1, 2011, 133,334 options to acquire OQI Sask common shares at $25.00 CDN per share which are exercisable and expire on May 1, 2011, and 66,666 options to acquire OQI Sask common shares at $25.00 CDN per share vesting 1/2 on each of May 1, 2008 and May 1, 2009; and Mr. Kimball holds 50,000 options to acquire OQI Sask common shares at $6.00 CDN per share which are exercisable and expire on May 1, 2011, 83,334 options to acquire OQI Sask common shares at $25.00 CDN per share which are exercisable and expire on May 1, 2011, and 66,666 options to acquire OQI Sask common shares at $25.00 CDN per share vesting 1/2 on each of May 1, 2008 and May 1, 2009.
(2)  Options granted to T. Murray Wilson consist of: Stock options received pursuant to Mr. Wilson’s Executive Employment Agreement with the Company, dated May 1, 2006 and as amended effective on September 22, 2006. Of these, options to purchase 1,000,000 shares vested immediately; options to purchase 1,000,000 shares vested upon attaining certain reorganization goals of the Company, which occurred on August 14, 2006; options to purchase 1,000,000 shares vested on May 1, 2007; and options to purchase 1,000,000 shares that vest on May 1, 2008. The exercise price of all the above options is $6.75. In addition, Mr. Wilson was granted 300,000 options at an exercise price of $5.05 and pursuant to the Company’s 2006 Stock Option Plan on August 23, 2006. The options vest either (i) 25% immediately and 25% each year for three years after the date of grant (August 23, 2007, August 23, 2008, and August 23, 2009); or (ii) 100% vesting upon a merger, acquisition, sale or a change in control. On September 27, 2006, Mr. Wilson returned 25,000 of these options to the Company for cancellation. Mr. Wilson was also granted 300,000 bonus options at an exercise price of $5.05 pursuant to the Company’s 2006 Stock Option Plan on August 23, 2006. The options vest either (i) 25% upon a 750 million bitumen in place (“BIP”) barrel count defined as the high resource (P10) estimate of bitumen in place, 50% upon a 1 billion BIP barrel count, 75% upon a 1.25 billion BIP barrel count, and 100% upon a 1.5 billion BIP barrel count, and three years from the date of grant; or (ii) 100% vesting upon a merger, acquisition, sale, or change in control. On September 27, 2006, Mr. Wilson returned 25,000 of these options to the Company for cancellation. On August 1, 2007, Mr. Wilson was granted 750,000 options at an exercise price of $4.27 pursuant to the Company’s 2006 Stock Option Plan. The options vest either (i) 25% immediately and 25% each year for three years after the date of grant (August 1, 2008, August 1, 2009, and August 1, 2010); or (ii) 100% vesting upon a merger, acquisition, sale or a change in control. The above transactions are exempt from 16(b) reporting requirements pursuant to Rule 16b-3(d).
(3)  Options granted to Christopher H. Hopkins consist of: Vested options to acquire 3,566,334 Exchangeable Shares of which 823,000 expire on December 15, 2010 and 2,743,334 expire on May 1, 2011. Mr. Hopkins was additionally granted unvested options to acquire 548,666 Exchangeable Shares vesting 1/2 on May 1, 2008 and 1/2 on May 1, 2009, and such options expire on May 1, 2011. The Exchangeable Shares expire on August 14, 2013. Mr. Hopkins was also granted 300,000 options at an exercise price of $5.05 pursuant to the Company’s 2006 Stock Option Plan on August 23, 2006. The options vest either (i) 25% immediately and 25% each year for three years after the date of grant (August 23, 2007, August 23, 2008, and August 23, 2009); or (ii) 100% vesting upon a merger, acquisition, sale or a change in control. In addition, Mr. Hopkins was granted 300,000 options at an exercise price of $5.05 pursuant to the Company’s 2006 Stock Option Plan on August 23, 2006. The options vest either (i) 25% upon a 750 million bitumen in place (“BIP”) barrel count defined as the high resource (P10) estimate of bitumen in place, 50% upon a 1 billion BIP barrel count, 75% upon a 1.25 billion BIP barrel count, and 100% upon a 1.5 billion BIP barrel count, and three years from date of grant; or (ii) 100% vesting upon a merger, acquisition, sale, or change in control. On August 1, 2007, Mr. Hopkins was granted 750,000 options at an exercise price of $4.27 pursuant to the Company’s 2006 Stock Option Plan. The options vest either (i) 25% immediately and 25% each year for three years after the date of grant (August 1, 2008, August 1, 2009, and August 1, 2010); or (ii) 100% vesting upon a merger, acquisition, sale or a change in control. The above transactions are exempt from 16(b) reporting requirements pursuant to Rule 16b-3(d).
(4)  Options granted to Karim Hirji consist of: Vested options to acquire 1,508,834 Exchangeable Shares all of which expire on May 1, 2011. Mr. Hirji was additional granted unvested options to acquire 548,666 Exchangeable Shares vesting 1/2 on May 1, 2008 and 1/2 on May 1, 2009 and such options expire on May 1, 2011. The Exchangeable Shares expire on August 14, 2013. In addition, Mr. Hirji was granted 200,000 options at an exercise price of $5.05 pursuant to the Company’s 2006 Stock Option Plan on August 23, 2006. The options vest either (i) 25% immediately and 25% each year for three years after the date of grant (August 23, 2007, August 23, 2008, and August 23, 2009); or (ii) 100% vesting upon a merger, acquisition, sale or change in control. Mr. Hirji was also granted 200,000 options at an exercise price of $5.05 pursuant to the Company’s 2006 Stock Option Plan on August 23, 2006. The options vest either (i) 25% upon a 750 million bitumen in place (“BIP”) barrel count defined as the high resource (P10) estimate of bitumen in place, 50% upon a 1 billion BIP barrel count, 75% upon a 1.25 billion BIP barrel count, and 100% upon a 1.5 billion BIP barrel count, and three years from date of grant; or (ii) 100% vesting upon a merger, acquisition, sale, or change in control. On August 1, 2007, Mr. Hirji was granted 600,000 options at an exercise price of $4.27 pursuant to the Company’s 2006 Stock Option Plan. The options vest either (i) 25% immediately and 25% each year for three years after the date of grant (August 1, 2008, August 1, 2009, and August 1, 2010); or (ii) 100% vesting upon a merger, acquisition, sale or a change in control. The above transactions are exempt from 16(b) reporting requirements pursuant to Rule 16b-3(d).

(5)  Options granted to Errin Kimball consist of: Vested options to acquire 1,097,334 Exchangeable Shares all of which expire on May 1, 2011. Mr. Kimball was additionally granted unvested options to acquire 548,666 Exchangeable Shares vesting 1/2 on May 1, 2008 and 1/2 on May 1, 2009. These options expire on May 1, 2011. The Exchangeable Shares expire on August 14, 2013. In addition, Mr. Kimball was granted 150,000 options at an exercise price of $5.05 pursuant to the Company’s 2006 Stock Option Plan on August 23, 2006. The options vest either (i) 25% immediately and 25% each year for three years after the date of grant (August 23, 2007, August 23, 2008, and August 23, 2009); or (ii) 100% vesting upon a merger, acquisition, sale or a change in control. Mr. Kimball was also granted 150,000 options at an exercise price of $5.05 pursuant to the Company’s 2006 Stock Option Plan on August 23, 2006. The options vest either (i) 25% upon a 750 million bitumen in place (“BIP”) barrel count defined as the high resource (P10) estimate of bitumen in place, 50% upon a 1 billion BIP barrel count, 75% upon a 1.25 billion BIP barrel count, and 100% upon a 1.5 billion BIP barrel count, and three years from date of grant; or (ii) 100% vesting upon a merger, acquisition, sale, or change in control. On August 1, 2007, Mr. Kimball was granted 400,000 options at an exercise price of $4.27 pursuant to the Company’s 2006 Stock Option Plan. The options vest either (i) 25% immediately and 25% each year for three years after the date of grant (August 1, 2008, August 1, 2009, and August 1, 2010); or (ii) 100% vesting upon a merger, acquisition, sale or a change in control. The above transactions are exempt from 16(b) reporting requirements pursuant to Rule 16b-3(d).
(6)  Options granted to Erdal Yildirim consist of: 150,000 options at an exercise price of $3.89 pursuant to the Company’s 2006 Stock Option Plan on October 2, 2006. The options vest either (i) 25% immediately and 25% each year for three years after the date of grant (October 2, 2007, October 2, 2008, and October 2, 2009); or (ii) 100% vesting upon a merger, acquisition, sale or a change in control. Mr. Yildirim was also granted 150,000 options at an exercise price of $3.89 pursuant to the Company’s 2006 Stock Option Plan on October 2, 2006. The options vest either (i) 25% upon a 750 million bitumen in place (“BIP”) barrel count defined as the high resource (P10) estimate of bitumen in place, 50% upon a 1 billion BIP barrel count, 75% upon a 1.25 billion BIP barrel count, and 100% upon a 1.5 billion BIP barrel count, and three years from date of grant; or (ii) 100% vesting upon a merger, acquisition, sale, or change in control. On August 1, 2007, Mr. Yildirim was granted 400,000 options at an exercise price of $4.27 pursuant to the Company’s 2006 Stock Option Plan. The options vest either (i) 25% immediately and 25% each year for three years after the date of grant (August 1, 2008, August 1, 2009, and August 1, 2010); or (ii) 100% vesting upon a merger, acquisition, sale or a change in control. The above transactions are exempt from 16(b) reporting requirements pursuant to Rule 16b-3(d).
Option Exercises and stock vested table
The following table sets out the exercise of stock options, SARs and similar instruments, and each vesting of stock, including restricted stock units and similar instruments during the fiscal year ended April 30, 2008.
OPTIONS EXERCISED AND STOCK VESTED

	Option Awards		Stock Awards
Value
	Number of	Realized	Number of	Value
	Shares	On	Shares Acquired	Realized
	Acquired on Exercise	Exercise	on Vesting	on Vesting
Name	(#)	($)	($)	($)
T. Murray Wilson	Nil	Nil	Nil	Nil

Christopher Hopkins	Nil	Nil	Nil	Nil

Karim Hirji	Nil	Nil	Nil	Nil

Errin Kimball	Nil	Nil	Nil	Nil

Erdal Yildirim	Nil	Nil	Nil	Nil

Potential Payments Upon Termination or Change in Control
We have entered into employment agreements with certain of our executive officers. These employment agreement provide for severance payments upon the termination of the executive in certain circumstances. These severance payments applicable to our Named Executive Officers are described above.
Compensation of Directors.
Prior to September 12, 2006, the Company did not have any standard arrangements pursuant to which the Company’s directors were compensated for services as directors. The following director compensation was put in place effective September 12, 2006.
The non-management directors of OQI are paid the following fees: (i) a retainer of $2,000 per month ($24,000 annually); (ii) a fee of $1,000 for board meetings attended by a director in person or by phone, but not by proxy; (iii) an annual fee of $5,000 for the chairman of any committee of the board of directors; and (iv) a fee of $1,000 for committee meetings attended by a committee member in person or by phone, but not by proxy. The non-management directors of the Company may also be compensated with stock options. No pension or retirement benefit plan has been instituted by the Company and none is proposed at this time. There is no arrangement for compensation with respect to termination of the directors in the event of change of control of the Company, however, in the event of a terminator due to and change in control, all non-vested options granted previously will vest. Messrs. Wilson and Hopkins also served on our Board of Directors. However, both also served as executive officers of the Company and neither received separate compensation for serving as a director.
DIRECTOR COMPENSATION

					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)(1)	($)	($)	($)	($)
Thomas Milne	$55,000	—	$561,675	—	—	—	$616,675
Ronald Phillips	$55,000	—	$561,675	—	—	—	$616,675
Gordon Tallman	$60,000	—	$561,675	—	—	—	$621,675
W. Scott Thompson	$50,000	—	$561,675	—	—	—	$611,675
Pamela Wallin	$41,000	—	$243,953	—	—	—	$284,953
John Read	$22,370	—	$295,848	—	—	—	$318,218

1)	The dollar amount reported in this column is the compensation cost recognized in our 2008 financial statements pursuant to SFAS No.123(R). The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the expected price volatility of the Company’s common stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock.

Item 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth as of June 16, 2008, the number of shares of the Company’s common stock and Exchangeable Shares (as described in footnote 1) beneficially owned by each of the Company’s directors, the Company’s executive officers and each named executive officer, the number of shares of the Company’s common stock beneficially owned by each person who owned of record, or was known to own beneficially, more than 5%, and the number of shares of the Company’s common stock and Exchangeable Shares beneficially owned by all of the Company’s directors and Named Executive Officers as a group:

Name and Address of		Amount and Nature of		Percent of
Beneficial Owner	Position	Beneficial Ownership		Common Stock
T. Murray Wilson Suite 205,707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Executive Chairman and Chairman of the Board	4,598,050	(2) (17)	2%

Ronald Phillips Suite 205,707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Director	1,255,750	(3)(17)	*

Christopher H. Hopkins Suite 205, 707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Chief Executive Officer, President and Director	21,922,798	(4)(17)	8.8%

Karim Hirji Suite 205, 707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Chief Financial Officer	6,679,166	(5)(17)	2.9%

Thomas Milne Suite 205, 707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Director	2,619,000	(6)(7)(17)	1.1%

William Scott Thompson Suite 205, 707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Director	2,653,464	(8)(17)	1.2%

Gordon Tallman Suite 205, 707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Director	260,000	(9)(17)	*

Name and Address of		Amount and Nature of		Percent of
Beneficial Owner	Position	Beneficial Ownership		Common Stock
Errin Kimball Suite 205, 707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Vice President, Exploration	4,160,566	(10)(17)	1.8%

Pamela Wallin Suite 205, 707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Director	83,300	(11)(17)	*

John Read Suite 205, 707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Director	45,600	(12)	*

Claes Palmgren Suite 205, 707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Vice President, Reservoir Engineer	50,000	(13)	*

Paul O’Donoghue Suite 205, 707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Vice President, Investor Relations & Corporate Planning	50,000	(14)	*

Erdal Yildirim Suite 205, 707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Executive Vice President, Project Development	375,875	(15)(17)	*

All directors, executive officers and Named Executive Officers named as a group (13 persons)		44,753,569	(16)	16.7%

*	Indicates less than one percent.

(1)	The amounts and percentages in these columns reference Exchangeable Shares and options to purchase Exchangeable Shares (discussed further below) that were issued by OQI Sask in exchange for OQI Sask common stock and stock options pursuant to that certain Reorganization Agreement dated June 9, 2006 (the transactions contemplated in the Reorganization Agreement were consummated on August 14, 2006 and the closing under that Agreement is referred to as the “Reorganization”). Each Exchangeable Share (or exercised option) is convertible into one share of the Company’s common stock and the expiration date of each Exchangeable Share is August 14, 2013 (unless stock options to purchase Exchangeable Shares have an earlier expiration date). The information related to stock options to purchase Exchangeable Shares owned by each director, executive officer and each named executive officer, if any, is disclosed in the respective footnotes to the table on “Amount and Nature of Beneficial Ownership” below.

(2)	Includes: (i) 16,800 shares of the Company’s common stock (ii) vested options to purchase 4,581,250 shares of common stock. This number does not include unvested options to purchase 718,750 shares of the Company’s common stock.

(3)	Includes: (i) vested options to purchase 650,000 shares of common stock; (ii) 400,000 shares of common stock owned by DKR Saturn Event Holding Fund, Ltd., of which Mr. Phillips is the manager; and (iii) options to acquire 205,750 Exchangeable Shares. This number does not include unvested options to purchase 200,000 shares of common stock.

(4)	Includes: (i) 21,082,516 Exchangeable Shares and options to acquire Exchangeable Shares acquired under the Reorganization Agreement; (ii) 600,000 vested options to acquire the Company’s common stock; (iii) 34,532 shares of the Company’s common stock of which 17,266 is owned by Mr. Hopkins’ spouse; and (iv) 205,750 Exchangeable Shares owned by Mr. Hopkins’ spouse. The number of shares beneficially owned by Mr. Hopkins does not include (i) unvested options to acquire 274,334 Exchangeable Shares; and (ii) unvested options to purchase 750,000 shares of the Company’s common stock.

(5)	Includes: (i) 5,898,166 Exchangeable Shares and vested options to acquire Exchangeable Shares; (ii) vested options to purchase 450,000 shares of the Company’s common stock; and (iii) 331,000 shares of the Company’s common stock. This number does not include (i) unvested options to acquire 274,334 Exchangeable Shares; and (ii) unvested options to purchase 550,000 shares of the Company’s common stock.

(6)	Excludes: (i) 16,800 shares of the Company’s common stock owned by Mr. Milne’s affiliate Precise Details, Inc.; and (ii) 188,050 Exchangeable Shares acquired by Mr. Milne’s spouse pursuant to the Reorganization Agreement. Mr. Milne disclaims investment and voting control of these securities.

(7)	Includes: (i) 2,469,000 Exchangeable Shares and options to acquire Exchangeable Shares acquired pursuant to the Reorganization Agreement; and (ii) vested options to purchase 150,000 shares of the Company’s common stock. This number does not include unvested options to purchase 200,000 shares of the Company’s common stock.

(8)	Includes: (i) 445,964 shares of the Company’s common stock held by the WLT Reification Trust for the Benefit of William Scott Thompson; (ii) vested options to acquire 2,057,500 Exchangeable Shares; and (iii) vested options to purchase 150,000 shares of the Company’s common stock. This number does not include unvested options to purchase 200,000 shares of the Company’s common stock.

(9)	Includes: (i) 110,000 shares of the Company’s common stock of which 10,000 is by Mr. Tallmans’ spouse; and (ii) vested options to purchase 150,000 shares of the Company’s common stock. This number does not include unvested options to purchase 200,000 shares of the Company’s common stock.

(10)	Includes: (i) 2,476,400 shares of the Company’s common stock; (ii) 1,371,666 Exchangeable Shares and options to acquire Exchangeable Shares acquired pursuant to the Reorganization Agreement; and (iii) vested options to purchase 312,500 shares of the Company’s common stock. The number of shares beneficially owned by Mr. Kimball does not include (i) unvested options to acquire 274,334 Exchangeable Shares; and (ii) unvested options to purchase 387,500 shares of the Company’s common stock.

(11)	Includes: (i) 8,300 shares of the Company’s common stock; and (ii) vested options to purchase 75,000 shares of the Company’s common stock. This number does not include unvested options to purchase 75,000 shares of the Company’s common stock.

(12)	Includes: (i) 8,100 shares of the Company’s common stock; and (ii) vested options to purchase 37,500 shares of the Company’s common stock. This number does not include unvested options to purchase 112,500 shares of the Company’s common stock.

(13)	Includes vested options to purchase 50,000 shares of the Company’s common stock. This number does not include unvested options to purchase 150,000 shares of the Company’s common stock.

(14)	Includes vested options to purchase 50,000 shares of the Company’s common stock. This number does not include unvested options to purchase 150,000 shares of the Company’s common stock.

(15)	Includes: (i) 100,875 Exchangeable Shares acquired pursuant to the Reorganization Agreement; and (ii) vested options to purchase 275,000 shares of the Company’s common stock. This number does not include unvested options to purchase 425,000 shares of the Company’s common stock.

(16)	Includes: (i) securities reflected in footnotes 2 to 15.

(17)	The amounts and percentages in these columns include options to purchase shares of the Company’s stock that vest on August 1, 2008 and August 23, 2008.
Security Ownership of Certain Beneficial Owners
The number of shares outstanding of the Company’s common stock as of June 16, 2008 was 226,848,719. The following table sets forth the beneficial ownership of the Company’s common stock as of June 16, 2008 by each person (other than the directors and executive officers of the Company) who owned of record, or was known to own beneficially, more than 5% of the outstanding voting shares of common stock.

Name and Address of	Amount and Nature of	Percent of
Beneficial Owner	Beneficial Ownership	Common stock
Sprott Asset Management Inc. Suite 2700, South Tower Royal Bank Plaza Toronto, ON M5J 2J1	11,904,761	5.2%

Aletheia Research and Management, Inc. 100 Wilshire Boulevard, Suite 1960 Santa Monica, CA 90401	26,685,922	11.8%

Goodman & Company, Investment Counsel Ltd., One Adelaide Street East, 29th Floor Toronto, Ontario, Canada, M5C 2V9	13,060,490(1)	5.7%

(1)	Includes warrants to acquire 500,000 shares of common stock.
Securities Authorized for Issuance Under Equity Plans

				Number of Securities
				Remaining Available for
				Future Issuance
	Number of Securities to		Weighted Average	Under Equity
	be Issued Upon Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	13,272,000	(1)	$5.22	15,171,750	(3)

Equity Compensation Plans Not Approved by Stockholders	0	(2)	$0	1,200,000

TOTAL	13,272,000	(1)(2)	$5.22	16,371,750

(1)	Includes: options to acquire 13,272,000 shares of common stock under the Company’s 2006 Stock Option Plan.

(2)	All outstanding options to acquire shares of common stock under the Company’s 2005b Stock Option Plan were exercised during the year ended April 30, 2008. The Company does not intend to issue any more securities under this plan.

(3)	The aggregate number of securities issuable under the 2006 Stock Option Plan is the lesser of: (A) 15% of the total outstanding shares of the Company’s common stock, or (B) 30,000,000. As of June 16, 2008, the number of securities available for issuance under the 2006 Stock Option Plan is 15,171,750 (calculated as 30,000,000 maximum less 15,737,000 granted plus 908,750 cancelled/forfeit).

Changes in Control
None
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its common stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred since May 1, 2007, or in any proposed transaction, which has materially affected or will affect the Company except as follows:
The step-mother of an executive of the Company is the sole shareholder of a company that facilitates local on-site labour and equipment rentals to the Company for field operations. For the year ended April 30, 2008, $6,118,444 (2007 — $885,649) has been included in Exploration Expense. These transactions are in the normal course of operations and have been carried out on the same terms as would apply with unrelated parties
As at April 30, 2008, the Company had a $160,295 (April 30, 2007 — $133,249) payable to the above mentioned company.
The son of an executive of the Company is a 50% shareholder of a company that facilitates local on site kitchen labour and catering functions to the Company for field operations. For the year ended April 30, 2008, $1,559,060 (2007 — nil) has been included in Exploration Expense. These transactions are in the normal course of operations and have been carried out on the same terms as would apply with unrelated parties.
As at April 30, 2008, the Company had no (April 30, 2007 — nil) payable to the above mentioned company.

PART IV
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
KPMG LLP (“KPMG”) serves as our independent registered public accounting firm.
Audit Fees
Our principal accountant, KPMG, billed us aggregate fees in the amount of approximately $211,247 for the fiscal year ended April 30, 2008 and nil for the fiscal year ended April 30, 2007. These amounts were billed for professional services that KPMG provided for the audit of our annual financial statements and the review of the financial statements included in our report on Form 10-K.
Our predecessor accountant, PKF, billed us aggregate fees in the amount of approximately $24,000 for the fiscal year ended April 30, 2008 and $150,725 for the fiscal year ended April 30, 2007. These amounts were billed for professional services that PKF provided for the audit of our 2007 annual financial statements and the review of the July 31, 2007 financial statements.
Audit-Related Fees
KPMG billed us nil aggregate fees for the fiscal years ended April 30, 2008 and April 30, 2007 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.
PKF billed us nil aggregate fees for the fiscal year ended April 30, 2008 and $87,885 for the fiscal year ended April 30, 2007 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.
Tax Fees
KPMG billed us nil aggregate fees for tax compliance for the fiscal year ended April 30, 2007. During the fiscal years ended April 30, 2008 and 2007 PKF did not provide any tax advice.
All Other Fees
KPMG billed us $11,126 in other fees for the fiscal year ended April 30, 2008 and nil aggregate fees for the fiscal year ended April 30, 2007 for other fees.
PKF billed us $41,550 in other fees for the fiscal year ended April 30, 2008 and $1,940 for the fiscal year ended April 30, 2007 for other fees.
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
Item 15. EXHIBITS
3.1	Articles of Incorporation.(1),(4),(6),(11)

3.2	Bylaws, filed herewith.

4.1	2005b Stock Option Plan.(2)

4.2	2006 Stock Option Plan.(13)

4.3	Rights Agreement, dated as of March 9, 2006, between the Company and Computershare Investor Services, Inc., as Rights Agent.(5)

4.4	Warrant indenture between Oilsands Quest Inc. and Computershare Trust Company of Canada dated December 5, 2007.(14)

10.6	Form of Warrant, dated December 12, 2005. (3)

10.7	Financing Agreement with Oilsands Quest Sask, Inc., November 25, 2005.(3)

10.8	Subscription Agreement with Dynamic Power Hedge Fund, dated December 12, 2005.(3)

10.9	Executive Employment Agreement (Amended and Restated) with T. Murray Wilson, dated September 22, 2006 and as amended effective August 1, 2007.(13)

10.10	Reorganization Agreement, dated June 9, 2006.(7)

10.13	Voting Exchange and Trust Agreement dated August 14, 2006.(8)

10.14	Exchangeable Share Provisions.(8)

10.15	Support Agreement dated August 14, 2006.(8)

10.16	Executive Employment Agreement with Christopher Hopkins dated August 14, 2006.(8)

10.17	Executive Employment Agreement with Karim Hirji dated August 14, 2006.(8)

10.18	Executive Employment Agreement with Errin Kimball dated August 14, 2006.(8)

10.20	Share Purchase Agreement, effective May 31, 2006.(12)

10.21	Assignment Agreement, effective May 31, 2006.(12)

10.22	Executive Employment Agreement with Erdal Yildirim, dated October 10, 2006.(10)

10.23	Form of Indemnity Agreement.(9)

10.24	Subscription Agreement for Flow-Through Shares, dated March 6, 2007.(13)

10.25	Amending Agreement to Subscription Agreement for Flow-Through Shares, dated May 3, 2007.(13)

10.26	Subscription Agreement between the Company and Subscribers, dated May 3, 2007.(13)

10.27	Underwriting Agreement.(15)

21.1	Subsidiaries of the Registrant.(13)

23.1	Consent of Pannell Kerr Forster, filed herewith.

23.2	Consent of KPMG LLP, filed herewith.

23.3	Consent of McDaniel & Associates, filed herewith.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Report of Management and Directors on Oil and Gas Disclosure, filed herewith

99.2	Report on Resource Estimates by Independent Qualified Resource Evaluator, filed herewith

(1)	Incorporated by reference from Form 10-SB, filed October 14, 1999; and Form 8-K, filed November 29, 2004.

(2)	Incorporated by reference from Form SB-2 dated December 29, 2005.

(3)	Incorporated by reference from Form 10-QSB dated March 22, 2006.

(4)	Incorporated by reference from Form 10-QSB dated December 14, 2005.

(5)	Incorporated by reference from Form 8-A dated March 13, 2006.

(6)	Incorporated by reference from Form 8-K dated March 13, 2006.

(7)	Incorporated by reference from Form 8-K dated June 14, 2006.

(8)	Incorporated by reference from Form 8-K dated August 17, 2006.

(9)	Incorporated by reference herein from Form 10-QSB filed March 15, 2007

(10)	Incorporated by reference herein from Form 8-K dated October 12, 2006.

(11)	Incorporated by reference herein from Form 10-QSB filed December 15, 2006.

(12)	Incorporated by reference herein from Form 8-K filed August 21, 2006.

(13)	Incorporated by reference herein from Form 10-KSB filed July 30, 2007.

(14)	Incorporated by reference herein from Form 8-K filed December 5, 2007.

(15)	Incorporated by reference herein from Form 10-K filed November 23, 2007.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OILSANDS QUEST INC.
Date: June 27, 2008	By:	/s/ Christopher H. Hopkins
Christopher H. Hopkins,
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: June 27, 2008	By:	/s/ Karim Hirji
Karim Hirji,
Chief Financial Officer (Principal Accounting Officer and Controller)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ T. Murray Wilson	Executive Chairman and Director	June 27, 2008
T. Murray Wilson

/s/ Christopher H. Hopkins	President and Chief Executive Officer and Director	June 27, 2008
Christopher H. Hopkins

/s/ Ronald Phillips	Director	June 27, 2008
Ronald Phillips

/s/ Thomas Milne	Director	June 27, 2008
Thomas Milne

/s/ Gordon Tallman	Director	June 27, 2008
Gordon Tallman

/s/ W. Scott Thompson	Director	June 27, 2008
W. Scott Thompson

/s/ Pamela Wallin	Director	June 27, 2008
Pamela Wallin

/s/ John Read	Director	June 27, 2008
John Read

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm as of April 30, 2008	F-1
Report of Independent Registered Public Accounting Firm as of April 30, 2007	F-2
Consolidated Financial Statements	F-3
Consolidated Balance Sheets as of April 30, 2008 and April 30, 2007	F-3
Consolidated Statements of Operations for the Years Ended April 30, 2008, 2007 and 2006 and for the period from Inception on April 3, 1998 to April 30, 2008	F-4
Consolidated Statements of Stockholders’ Equity and Comprehensive Income from Inception on April 3, 1998 to April 20, 2008	F-5
Consolidated Statements of Cash Flows for the Years Ended April 30, 2008, 2007 and 2006 and for the period from Inception on April 3, 1998 to April 30, 2008	F-9
Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Oilsands Quest Inc.
We have audited the accompanying consolidated balance sheet of Oilsands Quest Inc. and subsidiaries (the “Company”)(an exploration stage company) as of April 30, 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year ended April 30, 2008 and for the period from inception on April 3, 1998 to April 30, 2008. The cumulative statements of operations, stockholders’ equity, and cash flows for the period from inception on April 3, 1998 to April 30, 2008 include amounts for the period from inception on April 3, 1998 to April 30, 2007 and for each of the years in the two-year period ending April 30, 2007, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period from inception on April 3, 1998 to April 30, 2008 is based solely on the report of other auditors. We also have audited the Company’s internal control over financial reporting as of April 30, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oilsands Quest Inc. and subsidiaries (an exploration stage company) as of April 30, 2008, and the results of its operations and its cash flows for the year ended April 30, 2008 and for the period from inception on April 3, 1998 to April 30, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Calgary, Canada
June 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS’ AND DIRECTORS OF OILSANDS QUEST INC.
(Formerly Canwest Petroleum Corporation) (An Exploration Stage Company)
We have audited the accompanying consolidated balance sheet of Oilsands Quest Inc. (Formerly Canwest Petroleum Corporation) (An Exploration Stage Company) as at April 30, 2007 and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the two years ended April 30, 2007 and 2006 and the cumulative totals for the exploration stage operations from April 3, 1998 (inception) through April 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United Sates of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at April 30, 2007 and the results of its operations and its cash flows for each of the two years ended April 30, 2007 and 2006 and the cumulative totals for the exploration stage operations from April 3, 1998 (inception) through April 30, 2007 in conformity with accounting principles generally accepted in the United States of America.
/s/ Pannell Kerr Forster
(Registered with PCAOB as “Smythe Ratcliffe”)
Chartered Accountants
Vancouver, Canada
July 24, 2007

OILSANDS QUEST INC.
(An Exploration Stage Company)
Consolidated Balance Sheets

	April 30,	April 30,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$26,498,038	$32,393,871
Accounts receivable	3,363,642	1,283,415
Short-term investments	19,811,788	2,000,000
Prepaid expenses	562,593	152,481
Available for sale securities (note 5)	390,733	284,630

Total Current Assets	50,626,794	36,114,397

Property and Equipment (note 4)	595,611,114	520,301,141

Total Assets	$646,237,908	$556,415,538

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$16,400,508	$5,170,063
Loan payable (note 7)	—	22,589,681
Flow-through share premium liability (note 12(d))	—	2,535,187

Total Current Liabilities	16,400,508	30,294,931

Deferred Taxes (note 9)	137,577,448	139,287,062

	153,977,956	169,581,993

STOCKHOLDERS’ EQUITY

Capital Stock
Preferred stock, par value of $0.001 each, 10,000,000 shares authorized 1 Series B Preferred share outstanding (notes 3(a) and 11)	1	1
Common stock, par value of $0.001 each, 500,000,000 shares authorized 213,861,958 and 164,624,278 shares outstanding at April 30, 2008 and April 30, 2007 respectively (notes 11, 12, 13 and 14)	213,862	164,624

Additional Paid-in Capital	678,774,284	519,265,628
Deficit Accumulated During Exploration Stage	(230,306,540)	(131,435,609)
Other Comprehensive Income (Loss)	43,578,345	(1,161,099)

Total Stockholders’ Equity	492,259,952	386,833,545

Total Liabilities and Stockholders’ Equity	$646,237,908	$556,415,538

Commitments (note 19)
Subsequent events (notes 4(d) and 20)

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(An Exploration Stage Company)
Consolidated Statements of Operations

				From
				Inception on
	For The Years Ended April 30,			April 3, 1998
				through to
	2008	2007	2006	April 30, 2008
Expenditures
Exploration costs	$96,419,694	$26,877,906	$8,291,018	$134,269,939
General and administrative
Cash consideration	11,170,499	10,782,651	4,138,482	29,507,806
Stock-based consideration (notes 2(h), 12, 13 and 15)	16,187,715	39,755,592	44,319,817	104,300,464
Depreciation	1,072,565	367,827	—	1,440,392

	124,850,473	77,783,976	56,749,317	269,518,601

Other Items
Interest income	(2,468,694)	(1,530,720)	(273,304)	(4,272,718)
Gain on extinguishment of certain liabilities (note 16)	—	—	(936,469)	(936,469)

Net loss before income tax recovery and non-controlling shareholder interest	122,381,779	76,253,256	55,539,544	264,309,414
Income tax recovery (note 9)	(23,510,848)	(2,307,432)	(21,956)	(25,879,620)

Net loss before non-controlling shareholder interest	98,870,931	73,945,824	55,517,588	238,429,794
Non-controlling shareholder interest (note 10)	—	(5,151,083)	(2,876,685)	(8,123,254)

Net loss	$98,870,931	$68,794,741	$52,640,903	$230,306,540

Net Loss Per Share	$(0.44)	$(0.40)	$(0.64)

Weighted Average Number of Common Shares Outstanding	227,054,265	173,197,834	81,989,009

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

							Deficit
							Accumulated	Total
					Additional	Other	During the	Stockholders’
	Common Stock		Preferred Stock		paid-in	Comprehensive	Exploration	Equity
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stage	(Deficiency)
Common stock issued on inception for assets	6,000,000	$6,000	—	$—	$91,834	$—	$—	$97,834
Net loss	—	—	—	—	—	—	(700)	(700)

Balance, April 30, 1998	6,000,000	6,000	—	—	91,834	—	(700)	97,134

For the period of April 30, 1998 to April 30, 2005
Common stock issued for:
Subscriptions	77,500	78	—	—	36,093	—	—	36,171
Property	17,020,724	17,021	—	—	3,222,143	—	—	3,239,164
Cash	9,138,972	9,139	—	—	2,048,018	—	—	2,057,157
Services	6,226,666	6,227	—	—	1,537,440	—	—	1,543,667
Settlement of debt	19,944,799	19,944	—	—	4,154,719	—	—	4,174,663
Share issue costs	—	—	—	—	(40,586)	—	—	(40,586)
Stock-based compensation expense	—	—	—	—	311,616	—	—	311,616
Beneficial conversion feature of convertible debentures and warrants	—	—	—	—	2,474,155	—	—	2,474,155
Other comprehensive income	—	—	—	—	—	(165,834)	—	(165,834)
Net loss	—	—	—	—	—	—	(9,999,265)	(9,999,265)

Balance April 30, 2005	58,408,661	$58,409	—	$—	$13,835,432	$(165,834)	$(9,999,965)	$3,728,042

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

							Deficit
							Accumulated	Total
					Additional	Other	During the	Stockholders’
	Common Stock		Preferred Stock		paid-in	Comprehensive	Exploration	Equity
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stage	(Deficiency)
Balance, April 30, 2005	58,408,661	$58,409	—	$—	$13,835,432	$(165,834)	$(9,999,965)	$3,728,042
Common stock issued for:
Cash	24,512,052	24,512	—	—	28,888,364	—	—	28,912,876
Cashless exercise of warrants and options	10,971,013	10,971	—	—	(10,971)	—	—	—
Property	385,880	385	—	—	500,059	—	—	500,444
Services	11,746,945	11,747	—	—	9,298,262	—	—	9,310,009
Settlement of debt	9,021,857	9,022	—	—	5,449,975	—	—	5,458,997
Stock-based compensation expense	—	—	—	—	1,314,505	—	—	1,314,505
Beneficial conversion feature of convertible debentures and warrants	—	—	—	—	18,449,294	—	—	18,449,294
Other comprehensive income Exchange gain on translation	—	—	—	—	—	421,919	—	421,919
Net loss	—	—	—	—	—	—	(52,640,903)	(52,640,903)

Balance, April 30, 2006	115,046,408	$115,046	—	$—	$77,724,920	$256,085	$(62,640,868)	$15,455,183

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

							Deficit
							Accumulated	Total
					Additional	Other	During the	Stockholders’
	Common Stock		Preferred Stock		paid-in	Comprehensive	Exploration	Equity
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stage	(Deficiency)
Balance, April 30, 2006	115,046,408	$115,046	—	$—	$77,724,920	$256,085	$(62,640,868)	$15,455,183
Common stock issued for:
Cash	15,603,175	15,603	—	—	68,306,693	—	—	68,322,296
Premium on flow-through shares allocated to liability	—	—	—	—	(2,535,187)	—	—	(2,535,187)
Settlement of debt	3,523,727	3,524	—	—	18,689,096	—	—	18,692,620
Cashless exercise of warrants	2,213,953	2,214	—	—	(2,214)	—	—	—
Preferred shares issued:
On reorganization (Note 11)	—	—	1	1	319,022,948	—	—	319,022,949
Exchange of exchangeable shares	28,237,015	28,237	—	—	(28,237)	—	—	—
Stock-based compensation expense	—	—	—	—	39,755,592	—	—	39,755,592
Share issue costs	—	—	—	—	(2,723,568)	—	—	(2,723,568)
Proceeds from exercise of subsidiary options and warrants (post reorganization)	—	—	—	—	1,055,585	—	—	1,055,585
Other comprehensive income
Unrealized loss on available for sale securities	—	—	—	—	—	(25,661)	—	(25,661)
Exchange loss on translation	—	—	—	—	—	(1,391,523)	—	(1,391,523)
Net loss	—	—	—	—	—	—	(68,794,741)	(68,794,741)

Balance, April 30, 2007	164,624,278	$164,624	1	$1	$519,265,628	$(1,161,099)	$(131,435,609)	$386,833,545

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

							Deficit
							Accumulated
					Additional	Other	During the	Total
	Common Stock		Preferred Stock		paid-in	Comprehensive	Exploration	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stage	Equity
Balance, April 30, 2007	164,624,278	$164,624	1	$1	$519,265,628	$(1,161,099)	$(131,435,609)	$386,833,545
Common stock issued for:
Cash	41,626,431	41,626	—	—	149,555,186	—	—	149,596,812
Premium on flow-through shares allocated to liability	—	—	—	—	(4,379,276)	—	—	(4,379,276)
Property (note 4a) and d))	750,000	750	—	—	3,291,750	—	—	3,292,500
Services	44,000	44	—	—	116,387	—	—	116,431
Exchange of exchangeable shares	6,817,249	6,818	—	—	(6,818)	—	—	—
Stock-based compensation expense	—	—	—	—	16,071,284	—	—	16,071,284
Share issue costs	—	—	—	—	(6,737,683)	—	—	(6,737,683)
Proceeds from exercise of subsidiary options and warrants (post reorganization)	—	—	—	—	1,597,826	—	—	1,597,826
Other comprehensive income
Unrealized loss on available for sale securities	—	—	—	—	—	(141,970)	—	(141,970)
Exchange gain on translation	—	—	—	—	—	44,881,414	—	44,881,414
Net loss	—	—	—	—	—	—	(98,870,931)	(98,870,931)

Balance, April 30, 2008	213,861,958	$213,862	1	$1	$678,774,284	$43,578,345	$(230,306,540)	$492,259,952

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

				From Inception on
	For the years ended April 30,			April 3, 1998
				Through to
	2008	2007	2006	April 30, 2008
Operating Activities
Net loss	$(98,870,931)	$(68,794,741)	$(52,640,903)	$(230,306,540)
Non-cash adjustments to net loss
Stock-based compensation expense	16,071,284	39,755,592	1,314,505	57,452,997
Deferred income tax (recovery)	(23,709,669)	(2,307,644)	916,271	(24,958,448)
Depreciation	1,072,565	367,827	—	1,440,392
Operating expenses paid with shares	116,431	—	9,310,010	11,070,439
Non-controlling shareholder interest	—	(5,151,083)	(2,876,685)	(8,123,254)
Non-cash financing expense	—	—	34,047,988	36,472,143
Gain on extinguishment of certain liabilities (note 16)	—	—	(936,469)	(936,469)
Write off of exploration property	—	—	—	856,359
Other	—	—	—	126,220
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	(2,340,545)	278,371	(488,154)	(2,737,938)
Accounts payable	10,915,217	3,774,527	261,608	18,160,420

Cash Used in Operating Activities	(96,745,648)	(32,077,151)	(11,091,829)	(141,483,679)

Investing Activities
Capital expenditures	(14,621,108)	(44,077,556)	(9,843,580)	(71,995,232)
Short-term investment (note 2)	(17,811,788)	4,000,000	(6,000,000)	(19,811,788)
Other investments	(248,073)	—	—	(664,872)

Cash Used in Investing Activities	(32,680,969)	(40,077,556)	(15,843,580)	(92,471,892)

Financing Activities
Issuance of shares for cash	142,859,131	65,598,728	28,885,876	239,736,916
Bank loan	(21,207,500)	21,207,500	—	—
Shares issued on exercise of subsidiary options and warrants post reorganization	1,597,826	—	—	2,653,411
Shares issued by subsidiary to non-controlling interest (note 3(a))	—	1,011,479	7,164,062	7,663,666
Convertible debentures	—	—	4,860,373	8,384,496

Cash Provided by Financing Activities	123,249,457	87,817,707	40,910,311	258,438,489

Inflow of Cash	(6,177,160)	15,663,000	13,974,902	24,482,918
Effects of exchange rate changes on cash	281,327	603,556	1,130,238	2,015,120
Cash and cash equivalents, Beginning of Period	32,393,871	16,127,315	1,022,175	—

Cash and cash equivalents, End of Period	$26,498,038	$32,393,871	$16,127,315	$26,498,038

Non-Cash Financing Activities
Common stock issued for properties	$3,292,500	$—	$500,444	$7,129,942

Warrants granted on purchase of properties	$—	$—	$1,713,929	$1,763,929

Common stock issued for services	$116,431	$—	$8,856,496	$10,504,594

Common stock issued for debt settlement	$—	$18,692,620	$5,939,510	$28,401,029

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

On October 31, 2006, CanWest Petroleum Corporation changed its name to Oilsands Quest Inc. (“OQI”). At the same time the name of the Company’s main operating subsidiary was changed from Oilsands Quest Inc. to Oilsands Quest Sask Inc. (“OQI Sask”).

OQI together with its subsidiaries (collectively referred to as the “Company”) is in the exploration stage and follows the guidance for a development stage company as defined in Statement No. 7 of the Financial Accounting Standards Board. The principal business activity is the exploration and development of natural resource properties in Canada. To date, the Company has not earned revenue from these activities. The recoverability of costs incurred to date is uncertain and dependent upon the ability of the Company to obtain sufficient financing to complete its exploration and development plans and upon future profitable operations.

2.	BASIS OF PRESENTATION

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the annual financial information. Certain comparative figures have been reclassified to conform to current financial statement presentation. The significant accounting policies used in these consolidated financial statements are as follows:

a)	Principles of consolidation

These consolidated financial statements include the accounts of OQI and all of its subsidiaries including the following operating subsidiaries:
•	Oilsands Quest Sask Inc. (“OQI Sask”) in which it holds a 100% interest (2007 — 100%; 2006 — 62.75% (note 3(a) and 4(a));

•	Township Petroleum Corporation (“Township”) in which it holds a 100% interest (note 3(c)); and

•	Oilsands Quest Technology Inc. in which it holds a 100% interest (incorporated on December 20, 2007).
All inter-company transactions and balances have been eliminated.
b)	Use of estimates

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

The U.S. dollar is the functional currency for OQI (the parent company). The Canadian dollar (CDN) is the functional currency for OQI’s Canadian subsidiaries. The assets and liabilities of OQI’s Canadian subsidiaries are translated into U.S. dollars based on the current exchange rate in effect at the balance sheet dates. Canadian income and expenses are translated at average rates for the periods presented. Translation adjustments have no effect on net income and are included in other comprehensive income in stockholders’ equity. Gains and losses arising from transactions denominated in currencies other than the functional currency, which were not material for all periods presented, are included in the results of operations of the period in which they occur. Deferred taxes are not provided on translation gains and losses where OQI expects earnings of a foreign operation to be permanently reinvested.

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
2.	BASIS OF PRESENTATION — (continued)
d)	Cash and cash equivalents

Cash and cash equivalents include cash and term deposits that carry terms less than 91 days at the date of investment. As at April 30, 2008, cash and cash equivalents was comprised of $9,425,230 in cash and $17,072,808 in term deposits.

e)	Short-term investments

Short-term investments consist of Guaranteed Investment Certificates with a term to maturity of greater than 90 days. These investments are valued at cost being the lower of cost or market.

f)	Property and equipment

Property represents the capitalized costs of acquisition of natural resource properties, principally the rights to explore for oil sands deposits in the provinces of Alberta and Saskatchewan, Canada and oil shale deposits in the province of Saskatchewan, Canada.

The Company follows the successful efforts method of accounting for its exploration and in-situ oil sands operations. Under the successful efforts method, acquisition costs of proved and unproved properties are capitalized. Costs of unproved properties are transferred to proved properties when proved reserves are confirmed. Exploration costs, including geological and geophysical costs, are expensed as incurred. Exploratory drilling costs are initially capitalized. If it is determined that a specific well does not contain proved reserves, the related capitalized exploratory drilling costs are charged to expense. To date all exploration costs have been charged to operations.

Development costs, which include the costs of wellhead equipment, development drilling costs and handling facilities, applicable geological and geophysical costs and the costs of acquiring or constructing support facilities and equipment, are capitalized. Costs incurred to operate and maintain wells and equipment and to lift oil and gas to the surface will be expensed as operating costs.

If and when the Company achieves production, acquisition costs of proved properties will be depleted using the unit-of-production method based on proved reserves. Capitalized exploratory drilling costs and development costs will be depleted on the basis of proved developed reserves by area. Support facilities and equipment will be depreciated on a straight-line basis over their useful lives.

In prior periods while the Company was assessing the nature of the assets and the expected recovery methods, it followed a policy of capitalizing all of its acquisition costs, and charged to operations the exploration costs. During the year ended April 30, 2008 the Company determined that the successful efforts method of accounting is the most appropriate in these circumstances. The method of accounting in the previous periods is consistent with successful efforts method of accounting as all exploration costs to date have been charged to operations.

Property costs by area are reviewed for impairment at least annually to consider whether there are conditions that may indicate impairment. The carrying value of each property is compared to its net recoverable amount as estimated by quantifiable evidence of the market value of similar land or geological resources. If the carrying value is found to exceed the estimated net recoverable amount a write down will be recorded.

The Company has not yet converted any of its exploration permits or licenses in Saskatchewan and Alberta to development leases. In the event that the Company does not meet the regulated requirement or development conditions to convert its permits to leases or obtain an extension of such development requirements, its right to explore for bitumen or oil shale, as applicable, may be lost resulting in an impairment being recorded. The Company is satisfied that it has good and proper right, title and interest in and to the permits and licenses.

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
2.	BASIS OF PRESENTATION — (continued)
f)	Property and equipment — (continued)

Equipment additions are recorded at cost less accumulated depreciation and include corporate assets, camp facilities and field equipment. Depreciation of these assets is provided using the straight-line method based on estimated useful lives ranging from two to five years.

g)	Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the book basis and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If future utilization of deferred tax assets is uncertain, the Company may record a valuation allowance against certain deferred tax assets.

Effective May 1, 2007, the Company adopted the Financial Accounting Standards Board’s (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 is an interpretation of FASB Statement 109, “Accounting for Income Taxes,” and prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that the Company has taken or expects to take in its income tax returns. FIN 48 requires the recognition of uncertain tax positions only where the positions are determined to be more likely than not, defined as greater than 50%, to be sustained upon examination by the taxing authorities. No changes to reported tax balances were required on adoption of FIN 48.

Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation recorded against the Company’s net deferred tax assets, if any. In assessing the likelihood of realization of deferred tax assets, management considers estimates of the amount and character of future taxable income. Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, the Company’s forecast financial condition and results of operations in future periods, as well as results of audits and examinations of filed tax returns by taxing authorities. Although management believes current estimates are reasonable, actual results could differ from these estimates.

h)	Stock-based compensation

The Company follows the requirements as set out in Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment”. SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s financial statements over the requisite service period. The Company estimates the fair value of stock options using the Black-Scholes valuation model. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the expected price volatility of the Company’s common stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Year Ended April 30,
	2008	2007	2006
Expected life (years)	5	5	2
Risk free interest rate	4.41%	4.41%	4.28%
Expected volatility	124%	118%	108%
Dividend yield	0%	0%	0%

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
2.	BASIS OF PRESENTATION — (continued)
h)	Stock-based compensation — (continued)

The Company adopted SFAS 123R effective May 1, 2006 using the Modified Prospective Method. This method requires that awards granted, modified, repurchased or cancelled in the quarter beginning after the adoption date use the fair value method to recognize stock-based compensation.

In applying the Modified Prospective Application method for the year ended April 30, 2007, the Company recorded stock-based compensation cost totalling the amount that would have been recognized had the fair-value method been applied since the effective date of SFAS No.123. Previous amounts have not been restated.

Prior to the May 1, 2006, adoption of SFAS No. 123R, the Company applied Accounting Principles Board Opinion No 25. “Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations and provided the required pro-forma disclosures of Financial Accounting Standards 123 “Accounting for Stock-based Compensation (“SFAS 123”). Under APB 25, compensation expenses are recorded only to the extent that the exercise price is less than fair value on the measurement date. Non-employee options were recognized at the fair value of the options as determined by an option-pricing model as the services were performed and the options earned. The pro-forma information for the year ended April 30, 2006 was as follows:

Net loss for the period, as reported	$52,640,903
Stock-based employee compensation if fair value based method applied	3,072,214

Pro-forma net loss as if fair-value method had been applied	$55,713,117

Basic and diluted loss per share
As reported	$0.64

Pro forma	$0.68

The weighted average fair value of stock options granted during the year ended April 30, 2008 was $3.69 per option (2007 — $4.94, 2006 — $1.07).

i)	Financial Instruments
(i)	Fair value

The carrying values of cash, accounts receivable, short-term investments, available for sale securities, accounts payable and loan payable approximate their fair value because of the short-term nature of these financial instruments.

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

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
2.	BASIS OF PRESENTATION — (continued)
i)	Financial Instruments — (continued)
(v)	Translation risk

The Company is exposed to foreign currency fluctuations to the extent that funds held or expenditures incurred by the Company are not denominated in U.S. dollars.
j)	Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss) arising from foreign currency translation and fluctuations in the valuation of available for sale securities.

k)	Loss per share

Loss per share calculations are based on the weighted average number of shares (including Exchangeable Shares) outstanding during the period. Diluted loss per share has not been presented separately as the outstanding warrants and options are anti-dilutive for each of the periods presented.

l)	Asset retirement obligations

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

The Company has not yet incurred any significant asset retirement obligations and, as such, no asset retirement obligations have been recorded to April 30, 2008.

m)	Recent accounting pronouncements

The following new accounting standards have been issued, but have not yet been adopted by the Company as of April 30, 2008.

In September 2006 the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measures” (SFAS No. 157). SFAS No. 157 does not require any new fair value measurements but establishes a framework for measuring fair value when required and expands required disclosures about fair value measurements. The application of SFAS No. 157 will not change the Company’s current practice for measuring fair values under other accounting pronouncements that require fair value measurements. For the Company, SFAS No. 157 is effective as of May 1, 2008. In February 2008, FASB issued FASB Staff Position (FSP) No. 157-2, which delays the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s financial statements.

In February 2007 the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. For the Company, SFAS No. 159 is effective as of May 1, 2008. The Company currently holds available for sale securities which are being valued at their fair value. If SFAS No. 159 is applied, cumulative unrealized gains and losses shall be included in cumulative-effect adjustment to opening retained earning. The amount of unrealized gains and losses reclassified from accumulated other comprehensive income shall be separately disclosed. If the Company elects the fair value option for available-for-sale security in conjunction with the adoption of this Statement, those assets shall be reported as a trading security which will result in any changes in the value of the asset being brought into income. The Company has determined that the effects of these changes will not be material.

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
2.	BASIS OF PRESENTATION — (continued)
m)	Recent accounting pronouncements — (continued)

In December 2007 the FASB issued Statement of Financial Accounting Standards No. 141R (SFAS 141R), which replaces SFAS No. 141, “Business Combinations”. SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. This statement also establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling (minority) interests in an acquiree and any goodwill acquired in a business combination or gain recognized from a bargain purchase. For the Company, SFAS No. 141R must be applied prospectively to business combinations for which the acquisition date occurs on or after May 1, 2009. The impact to the Company of applying SFAS No. 141(R) for periods subsequent to implementation will be dependent upon the nature of any transactions within the scope of SFAS No. 141(R).

In December 2007 the FASB issued SFAS No. 160, which amends ARB No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. In addition, SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. For the Company, SFAS No. 160 is effective as of May 1, 2009, and must be applied prospectively, except for certain presentation and disclosure requirements which must be applied retrospectively. We do not expect the adoption of SFAS No. 160 to have a material impact on our financial statements and related disclosures.

In March 2008 the FASB issued SFAS No. 161, which amends and expands the disclosure requirements for derivative instruments and hedging activities prescribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and encourages, but does not require, comparative disclosure for earlier periods at initial adoption. The adoption of SFAS No. 161 will not have any impact on the Company’s consolidated results of operations, cash flows or financial position.
3.	ACQUISITIONS

As detailed below OQI acquired certain businesses for cash, shares and liabilities assumed. These acquisitions were accounted for by the purchase method and, accordingly, results of operations have been included in the financial statements from their respective dates of acquisition.
a)	Oilsands Quest Sask Inc.

During the year ended April 30, 2005, OQI acquired all of the issued and outstanding shares of OQI Sask, a previously inactive Alberta company. OQI and OQI Sask also entered into an agreement whereby OQI Sask acquired a 49% interest in the Saskatchewan Oil Sands Permits (note 4(a)) from a third party for $769,125, the issuance of 50,000 common shares of OQI and a 2.5% gross overriding royalty (“2.5% GORR”). OQI had another agreement to purchase the remaining 51% interest in the Saskatchewan Oil Sands Permits through the indirect purchase of 100% of the issued and outstanding shares of a private Alberta company for $1,202,131, plus 2 million common shares of OQI and the assumption of $0.11 per barrel in royalties. Pursuant to this agreement OQI agreed to the issuance of 2 million of its shares and assigned the agreement to OQI Sask.

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
3.	ACQUISITIONS
a)	Oilsands Quest Sask Inc. — (continued)

During the year ended April 30, 2006, the acquisition of the remaining 51% interest in the Saskatchewan Oil Sands Permits was completed and the private Alberta, Canada company was merged with OQI Sask. OQI Sask then held a 100% interest in the Saskatchewan Oil Sands Permits, subject to overriding royalties (note 3(d)).

In order to secure management and financing for the Saskatchewan Oil Sands Permits, OQI Sask issued a number of its own securities, so that on April 30, 2006 OQI held 62.75% (2005 — 64.89%) of the outstanding OQI Sask common shares (note 10). Included in OQI’s interest in OQI Sask as at April 30, 2006 were 571,428 OQI Sask common shares that were acquired as part of the purchase of 571,428 units from a third party. Each unit consisted of one OQI Sask common share and one OQI Sask share purchase warrant to purchase another common share. OQI paid $4,932,482 for these units and 1,500,000 OQI share purchase warrants. Each OQI warrant allowed the holder to acquire an additional OQI common share for $2.00 until December 15, 2007. The purchase price was allocated to underlying assets based on their fair values with the net effect that the $4,069,297 difference between the OQI cost and the original issue price of these units by OQI Sask and $1,713,929 in non cash financing expense related to the issuance of the warrants was allocated to property costs.

On August 14, 2006, pursuant to the terms of a reorganization agreement, OQI acquired the non-controlling interest (35.92%) in OQI Sask, going from a 64.08% ownership interest to a 100% voting interest (note 11(b)) (the “Reorganization”).

In connection with the Reorganization, OQI also entered into a Voting and Exchange Trust Agreement with OQI Sask and Computershare Trust Company of Canada (“CTC”), and a Support Agreement with OQI Sask. Collectively, these agreements are referred to as the “Acquisition Agreements”. According to the Acquisition Agreements, all common shares of OQI Sask, other than those held by OQI, were exchanged for a new class of OQI Sask shares called Exchangeable Shares on the basis of 8.23 Exchangeable Shares for each one OQI Sask common share. The Acquisition Agreements also allowed for all OQI Sask options and warrants providing the right to acquire common shares of OQI Sask to have Exchangeable Shares issued on the same basis when such OQI Sask options and warrants were exercised. The Exchangeable Shares are exchangeable at any time on a one-for-one basis, at the option of the holder, for shares of OQI common stock. OQI Sask can redeem the outstanding Exchangeable Shares on the same terms at any time after August 14, 2013 and only under certain limited circumstances prior to August 14, 2013 in accordance with the Acquisition Agreements. An Exchangeable Share provides the holder with economic terms and voting rights which are, as nearly as practicable, equivalent to those of a share of OQI common stock. The Exchangeable Shares are entitled to a preference over the OQI Sask common shares in the event of a liquidation, dissolution or wind-up of OQI Sask, whether voluntary or involuntary, or any other distribution of the assets of OQI Sask among its shareholders for the purpose of winding-up its affairs. The Exchangeable Shares are represented for voting purposes in the aggregate by one share of OQI’s Series B Preferred Stock (note 11(b)).

In connection with the closing of the Acquisition Agreements, OQI’s financial advisor was paid a success fee of $1,590,528. In addition, OQI Sask issued 288,050 Exchangeable Shares with a fair value of $1,204,383 and paid $353,450 as success fees to its financial advisors. The fair value of the Exchangeable Shares was based on $4.17 per share, being the average trading price of the Company’s common shares for the five days prior to and following August 14, 2006. These amounts have been included in Consulting Expense.

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

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
3.	ACQUISITIONS — (continued)
a)	Oilsands Quest Sask Inc. — (continued)

Consideration comprised of:

Fair value of Exchangeable Shares	$319,022,948

Purchase price allocation:
Property	451,525,810
Deferred income taxes	(132,502,862)

Net assets acquired	$319,022,948

This purchase price allocation was based on the fair value of the underlying assets and recognizes that all other assets and liabilities of OQI Sask were carried at fair value.

As a part of the Reorganization, OQI may issue up to an aggregate of 76,504,304 shares of OQI common stock of which 35,054,264 have been issued, 27,952,840 may be issued on the exchange of Exchangeable Shares and the balance to be issued on the exercise of OQI Sask options into Exchangeable Shares and their subsequent exchange. The fair value of the Exchangeable Shares to be issued on the exercise of outstanding OQI Sask stock options was included in the purchase price of the acquisition. Any future proceeds received from the exercise of OQI Sask options or warrants will be credited to Additional Paid-in Capital.

b)	Western Petrochemicals Corp. (“Western Petrochemicals”)

On April 21, 2005, OQI issued 10,728,124 common shares for a 97.53% interest in Western Petrochemicals, which held the permits to the Pasquia Hills, Oil Shale Prospect (note 4(e)). At the time the shares were issued Western Petrochemicals’ liabilities exceeded its assets by $926,200 and this along with $2,209,219 for the common shares issued has been recorded as Pasquia Hills property acquisition costs. On April 6, 2006 OQI completed the purchase of the remaining 2.47% of Western Petrochemicals through the issuance of 271,865 common shares and recorded a Pasquia Hills property acquisition cost of $375,174.

c)	Township Petroleum Corporation (“Township”)

During the year ended April 30, 2006, OQI acquired all of the issued and outstanding shares of Township Petroleum Corporation, a previously inactive Alberta company. Subsequently, Township acquired the lease to the Eagles Nest prospect (note 4(d)).

d)	Acquisition of Stripper Energy Services Inc.

On August 15, 2006, the Company acquired all of the issued and outstanding shares of Stripper Energy Services Inc (“Stripper”) for $17,948,722, which amount includes $116,349 in interest and working capital adjustments. Stripper is a private inactive Alberta company, whose sole asset is a 2.5% GORR on certain Saskatchewan permit lands held by OQI Sask. The total purchase price of $17,948,722 has been allocated as follows:

Consideration comprised of:

Cash Paid	$17,948,722

Purchase price allocation:
Property	25,406,544
Deferred income taxes	(7,457,822)

Net assets acquired	$17,948,722

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
3.	ACQUISITIONS — (continued)
d)	Acquisition of Stripper Energy Services Inc. — (continued)

To partially fund the acquisition, OQI completed a private placement of 4,150,000 shares of its common stock for gross proceeds of $15,770,000 which, according to the terms of the private placement, were used for the purchase of Stripper. No commissions were paid in connection with this private placement (note 12(d)).
4.	PROPERTY AND EQUIPMENT

			Canadian Dollars
	April 30,	April 30,	April 30,	April 30,
	2008	2007	2008	2007
Saskatchewan Oil Sands Rights
Permits	$546,074,183	$489,777,597	$553,464,258	$551,057,171
Licences	2,306,274	—	2,328,184	—
Alberta Oil Sands Rights
Permits	35,394,800	22,221,968	35,731,051	25,651,985
Leases	2,426,940	1,016,934	2,449,996	1,200,721
Oil Shale Rights (Permits)	4,621,245	3,854,648	4,766,815	4,766,815
Equipment	6,297,687	3,797,821	6,357,630	4,427,415

Less: Accumulated Depreciation	(1,510,015)	(367,827)	(1,524,360)	(427,662)

Net Book Value	$595,611,114	$520,301,141	$603,573,574	$586,676,445

The Company’s Property and Equipment is recorded in Canadian subsidiaries which use the CDN dollar as their functional currency. As a result, Property and Equipment includes a foreign exchange translation adjustment of $58,468,976 that is due to the increase in the value of the CDN dollar as compared to the U.S. dollar at April 30, 2007 and April 30, 2008. The translation adjustment arises in the translation of the financial statements of Canadian subsidiaries from their CDN dollar functional currency to the U.S. dollar reporting currency. As the value of the CDN dollar continues to fluctuate as compared to the U.S. dollar it is expected that significant exchange translation adjustments will continue to occur in subsequent reporting periods.
a)	Saskatchewan Oil Sands Permits

As at April 30, 2006, the Saskatchewan permits comprised an area of approximately 846,680 acres. The permits were granted by the Province of Saskatchewan in 2004 under The Oil Shale Regulations, 1964 as amended, revised or substituted from time to time, for a term of five years. The permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease, pursuant to these regulations has been granted. The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, as required. The permits, when granted, were subject to annual rental payments and certain levels of expenditures annually pursuant to the terms of the permits and government regulations. The annual rentals were payable in advance as to $0.02 ($0.02 CDN) per acre for the first year and escalating to $0.10 ($0.10 CDN) per acre in the fifth year. The permits were also subject to a 2.5% gross overriding royalty (the “2.5% GORR”), a $0.07 per barrel royalty which may be bought at any time by paying $7,000,000 and a $0.04 per barrel royalty.

During the year ended April 30, 2007, the Company purchased the 2.5% GORR for $25,406,544 through the acquisition of Stripper (note 3(d)). As at April 30, 2007, the permits comprised an area of approximately 846,680 acres.

On May 7, 2007, the province updated the Oil Shale Regulations, 1964 requiring an increase to annual rentals of $0.10 ($0.10 CDN) per acre for the remaining term of the permits. The required exploration expenditures to hold the permits were also increased to $0.80 ($0.81 CDN) per acre for each of the remaining years of the permits and $1.20 ($1.21 CDN) per acre for each year that the permits are extended.

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
4.	PROPERTY AND EQUIPMENT — (continued)
a)	Saskatchewan Oil Sands Permits — (continued)

On July 9, 2007, in accordance with the terms of the Saskatchewan permits, the Company completed the second and final relinquishment of its Saskatchewan permit lands. Following all relinquishments the Saskatchewan permit lands comprised an area totaling 508,080 acres.

On September 21, 2007, in conjunction with the acquisition of the interests of an external joint venture partner to the Triple 7 Joint Venture (note 4(d)), the Company acquired the $0.07 per barrel royalty obligation for consideration of $99,980 ($100,000 CDN) cash plus the issuance of 500,000 shares of its common stock valued at $2,195,000 based on the September 20, 2007 closing market price of the shares. The Saskatchewan permits are now only subject to a $0.04 per barrel royalty.

The Saskatchewan permit lands constitute a single asset for accounting purposes and the carrying value of the Saskatchewan permit lands is supported by the estimated fair value of the 508,080 acres. The Company has paid all required annual rental payments and has complied with the annual exploration expenditure requirements to April 30, 2008 to maintain the permits in good standing.

b)	Saskatchewan Oil Sands Licenses

On August 13, 2007, the Company acquired five oil sands licenses totaling 109,920 acres granted under The Petroleum and Natural Gas Regulations, 1969, as amended revised or substituted from time to time, for a term of five years for an aggregate cost of $2,140,233 ($2,249,089 CDN). The licenses provide for the exclusive right to search for oil sands on the lands granted and to win, recover, extract, carry off, dispose of and sell the oils sands products found on the license lands. The oil sands licenses were acquired in a public offering of Crown Oil Sands Rights and provide the opportunity to convert up to 100% of the licenses to a production lease on the basis of one section of land (640 acres) for every well that intersects an oil sands zone. Licenses require annual rental payments of $0.70 ($0.71 CDN) per acre. The Company has paid all required rental payments for the licenses granted.

c)	Alberta Oil Sands Permits

During the year end April 30, 2007, the Company acquired four oil sands permits totaling 67,053 acres (“Raven Ridge Prospect”) in a public offering of crown Oil Sands Rights for an aggregate cost of $22,221,968 ($25,651,985 CDN). The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements. Permits are granted for a five year primary term and require annual rental payments of $1.41 ($1.42 CDN) per acre.

On January 23, 2008, the Company acquired two oil sands permits totaling 45,546 acres (“Wallace Creek Prospect”) in a public offering of Crown Oil Sands Rights (permits were officially granted on June 24, 2008). The total consideration paid for these permits was $9,732,500 ($10,010,880 CDN). The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements. Permits are granted for a five year primary term and require annual rental payments of $1.41 ($1.42 CDN) per acre. Following the acquisition, the Alberta permit lands comprised an area totaling 112,599 acres.

The Alberta permit lands constitute two assets (“Raven Ridge Prospect” and “Wallace Creek Prospect”) for accounting purposes and the carrying value of each of the Alberta permit lands are supported by the estimated fair value of the each prospect. The Company has paid all required annual rental payments and met all annual exploration expenditure requirements to April 30, 2008 to maintain the permits in good standing.

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
4.	PROPERTY AND EQUIPMENT — (continued)
d)	Alberta Oil Sands Lease

On June 1, 2005, Township entered into an agreement with three third parties (collectively the Triple 7 Joint Venture) to post, acquire, develop and produce oil sands deposits located in the Athabasca Region of Alberta, Canada (the Triple 7 Joint Venture Agreement). As a result of this agreement, Township acquired one lease consisting of approximately 22,773 acres (the “Eagles Nest Prospect”) at a cost of $727,187. Pursuant to the terms of this agreement OQI issued the Triple 7 Joint Venture 114,015 shares of its common stock with a fair value of $127,432, which was determined using the market price at the date of the transaction.

Township has also agreed to pay the Triple 7 Joint Venture partners, as ongoing fees, $148,588 ($150,000 CDN) in cash or common shares of OQI (at the discretion of the Company) on the first and second anniversary dates of the agreement. Any shares issued under the agreement are subject to “piggyback” registration rights. On the third anniversary date and each subsequent anniversary date of the agreement, Township agreed to pay the Triple 7 Joint Venture $445,765 ($450,000 CDN) until such time as the lease is surrendered or a commercial project has been identified.

In the event that Township receives a feasibility study, conducted by an independent third party, that indicates that a commercial project is economic and wishes to construct a commercial project, Township is required to notify the Triple 7 Joint Venture. Upon commencement of construction of such a commercial project Township agreed to pay the Triple 7 Joint Venture the sum of $5,943,536 ($6,000,000 CDN). In addition to such payments Township has granted each of the three Triple 7 Joint Venture partners a royalty in the acquired leases of $0.03 ($0.03 CDN) on each barrel of crude bitumen produced, saved and sold or $148,588 ($150,000 CDN) per Joint Venture Partner, per year, whichever is greater. Such royalty is governed by the royalty procedure, which stipulates, among other things, that the royalty will be secured by a lien, first charge or security interest on the royalty lands, and that the royalty is assignable or transferable subject to a right of first offer to Township.

On September 21, 2007, in conjunction with the acquisition of the royalty described in note 4(a), the Company acquired all of the rights of one of the three external joint venture partners for consideration of $49,939 ($50,000 CDN) plus the issuance of 250,000 shares of the Company’s common stock valued at $1,097,500 based on the September 20, 2007 closing market price of the shares. The Company’s obligations under the Triple 7 Joint Venture Agreement have therefore been reduced by one third. Subsequent to the end of the year the Company acquired the interests of the remaining two partners (note 20(c)).

To finance the acquisition of the prospect, OQI issued convertible debentures pursuant to which Township also granted royalties as to $0.0057 ($0.0058 CDN) net after a buy back on each barrel of crude bitumen produced, saved and sold from the Eagles Nest Prospect.

The annual lease rental payable to the Province of Alberta for the Eagles Nest Prospect is $31,952 ($32,256 CDN) per year. The Company has paid the required lease rentals to maintain the lease in good standing.

e)	Oil Shale Rights

As at April 30, 2006, the Company held 11 oil shale permits near Hudson Bay, Saskatchewan covering approximately 850,000 acres. During the year ended April 30, 2007, all of the original permits held expired and were returned to the Saskatchewan government. The Company then applied to the Province of Saskatchewan to reacquire the permits and was granted seven permits which currently cover approximately 406,000 acres located near Hudson Bay, Saskatchewan. The new permits were granted by the Province of Saskatchewan during September and October 2006 under the Oil Shale Regulations, 1964, as amended, revised or substituted from time to time for a term of five years. The permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease, pursuant to these regulations has been granted. The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, as required.

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
4.	PROPERTY AND EQUIPMENT — (continued)
e)	Oil Shale Rights — (continued)

The annual rentals are payable in advance as to $0.05 ($0.05 CDN) per acre for the current (first) year. On May 7, 2007, the Province updated the regulations requiring annual rentals of $0.10 ($0.10 CDN) per acre during the term of the permit. The required exploration expenditures to hold the permits were also increased to $0.40 ($0.40 CDN) per acre for the second year of the permits, $0.80 ($0.81 CDN) per acre for the last three years of the permits and $1.20 ($1.21 CDN) per acre for each year that the permit is extended, as required.

On August 13, 2007, the Company acquired one additional oil shale exploration permit granted under The Petroleum and Natural Gas Regulations, 1969 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years totaling 83,769 acres in the same area near Hudson Bay, Saskatchewan. The permit provides for the right, license, privilege and authority to explore for oil shale within the permit lands.

The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, if required. This oil shale permit was acquired under a land sale work commitment bid for the first two years of the permit. The Company bid a total work commitment of $298,730 ($301,568 CDN) to be incurred during the first two years of the permit and the permit requires a further work commitment of $0.80 ($0.81 CDN) per acre for the last three years and $1.20 ($1.21 CDN) for each extension year plus annual rental payments of $0.10 ($0.10 CDN) per acre.

The Company has paid the required annual rental payments to maintain the permits in good standing.

f)	During the year ended April 30, 2008 the Company had $1,914,091 ($1,930,215 CDN) in additions to equipment.
5.	AVAILABLE FOR SALE SECURITIES

At April 30, 2008 the Company held 69,000 common shares of Pearl Exploration and Production Ltd. (“Pearl”) and 600,072 common shares of Forum Uranium Corp. (“Forum”). During the year ended April 30, 2008 the Company received 600,072 common shares of Forum in exchange for an interest in a uranium prospect written off in 2003. As costs associated with the property had previously been written off the value of the shares received was credited to exploration costs. The Company accounts for its interests in Pearl and Forum as securities available for sale and carries the investment on its balance sheet as a current asset valued at the trading value of the securities on the balance sheet date.

6.	OTHER INVESTMENTS

Joint Ventures

During the years ended April 30, 2005 and 2006, OQI entered into four joint venture agreements to fund research and development relating to the improvement of bitumen recovery. On February 28, 2007, OQI sold its interests in these joint ventures to one of the remaining partners for consideration of $419,384 which was credited to exploration costs. OQI’s rights and obligations under the agreements were assigned to and assumed by the purchasing partner and OQI was released from any further obligations and liabilities under the agreements. During the year ended April 30, 2007 OQI incurred $175,944 (2006 — $234,433) related to these activities, which has been included in exploration costs.

7.	LOAN PAYABLE

On March 21, 2007, the Company funded the acquisition of certain permit lands in Alberta (note 4(c)) pursuant to a line of credit from a Canadian bank under a Credit Agreement dated March 19, 2007. OQI Sask was the borrower with OQI providing a secured guarantee. OQI Sask borrowed $22,589,681 ($25,000,000 CDN) under the Credit Agreement. The loan was repaid on May 4, 2007 and all security has been released.

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
8.	CONVERTIBLE DEBENTURES

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

Under the terms of the Original Offering, the purchasers were to also receive bonus shares equal to 10% of the refunded amount allocable to the respective purchasers, which bonus shares were to be issued at the rate of $0.40 per share. Also, purchasers were to receive warrants based on one warrant per $0.40 invested, after the refunded amount had been distributed to the purchaser. The warrants were exercisable for two years from the issue date at an exercise price of $0.55 per share.

Effective August 31, 2005, some of the purchasers elected not to receive their pro-rata portion of the refund amount. Rather, those purchasers elected to be included under amended terms to the Original Offering (the “Amended Offering”). Under the terms of the Amended Offering, the purchaser receives a new convertible promissory note in the amount of their principal investment not refunded which is convertible into shares of OQI’s common stock at a per share conversion price of $0.90 per share plus one warrant for each $0.90 of principal invested in the Amended Offering. Each warrant was exercisable to purchase one share of common stock at an exercise price of $1.30 per share for one year.

Of the total $5,200,000 raised in the Original Offering, $727,187 convertible notes were issued under the Original Offering along with 1,817,967 warrants to purchase that same number of common shares at $0.55 per share until September 19, 2007; $2,339,602 was refunded and, in accordance with the original terms of the financing, 584,878 common shares with a value of 10% of the amount refunded were issued with a fair value of $233,951 based on the market trading price at the time of the transaction of $0.40 per share (recorded as a non-cash financing expense in 2006); $2,133,186 convertible notes were issued pursuant to the Amended Offering along with 2,370,206 warrants to purchase that same number of common shares at $1.30 per share until September 19, 2006; and 555,670 common shares based on a market trading price at the time of the transaction of $0.40 per share were issued to consultants with a fair value of $222,268 and included in consulting expenses in 2006.

In conjunction with the Original Offering and Amended Offering OQI recorded a non-cash financing expense of $1,719,100 in 2006.

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

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
9.	DEFERRED INCOME TAX
a)	Deferred tax liability

The following summarizes the temporary differences that give rise to the deferred income tax liability at April 30, 2008:

	April 30,	April 30,	April 30,
	2008	2007	2006
Book value of property and equipment in excess of tax values	$(161,540,984)	$(161,036,504)	$(1,080,821)
Non-capital loss carry-forwards tax benefit	23,963,536	21,749,442	—

	$(137,577,448)	$(139,287,062)	$(1,080,821)

b)	Deferred income tax recovery differs from that which would be expected from applying the combined effective U.S. federal and state income tax rates of 34% (2007 - 34%, 2006 - 34%) to loss before income taxes. The difference results from the following:

	April 30,	April 30,	April 30,
	2008	2007	2006
Expected current income tax recovery	$(41,596,224)	$(25,926,107)	$(18,883,445)
Stock-based compensation	5,457,828	13,516,901	—
Tax impact of flow-through expenditures	6,189,768	8,087,292	—
Valuation allowance	—	—	18,861,489
Other	(855,447)	478,702	—
Impact of change in Canadian tax rate	612,230	—	—
Impact of lower Canadian tax rate	6,482,176	1,535,780	—

	$(23,709,669)	$(2,307,432)	$(21,956)

10.	NON-CONTROLLING SHAREHOLDER INTEREST

The non-controlling shareholder interest related to OQI Sask, as calculated to the date of acquisition by OQI was transferred to the OQI Sask property account.

	Common
	Shares	Amount
Balance, April 30, 2005	3,787,500	$448,224
Share of net loss of OQI Sask	—	(2,876,685)
Increase in interest arising from share issuances by OQI Sask
Private placement including 1,524,875 flow-through share	1,721,075
Warrants exercised	549,450
Conversion of convertible note	904,434	7,164,062

Balance, April 30, 2006	6,962,459	4,735,601
Shares issued to non-controlling shareholders	5,875	10,518
Share of net loss of OQI Sask to date of acquisition	—	(5,151,083)
Non-controlling shareholders interest in shares issued to OQI	—	16,727,974

Balance held by non-controlling interest at date of acquisition (representing 35.92% of total common shares outstanding)	6,968,334	16,323,010

Transferred to the OQI Sask property account on acquisition of the minority interest (see note 3(a) and 4)	(6,968,334)	(16,323,010)

Balance, April 30, 2007	—	$—

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
10.	NON-CONTROLLING SHAREHOLDER INTEREST — (continued)

OQI acquired the non-controlling shareholder interest in OQI Sask on August 14, 2006. Certain options and warrants issued by OQI Sask remained outstanding after the Reorganization. On exercise, each OQI Sask option and warrant may be exchanged into 8.23 OQI Sask Exchangeable Shares which are exchangeable into OQI common shares. Transactions in OQI Sask options and warrants during the three years ended April 30, 2008 and OQI Sask options outstanding at April 30, 2008 are detailed below.

The following table summarizes information about transactions in OQI Sask warrants:

		Weighted Average
	Number	Exercise Price (CDN)
Issued and outstanding, April 30, 2005	5,875	$2.00
Issued	3,331,016	$4.95
Exercised	(1,120,878)	$1.90

Issued and outstanding, April 30, 2006	2,216,013	$6.48
Issued	—
Exercised	(2,200,013)	$6.52

Issued and outstanding, April 30, 2007	16,000	$2.00
Exercised	(16,000)	$2.00

Issued and outstanding, April 30, 2008	—

The following table summarizes information about transactions in OQI Sask stock options:

		Weighted Average
	Number	Exercise Price (CDN)
Issued and outstanding, April 30, 2005	300,000	$0.50
Granted	500,000	$5.40
Cancelled	(100,000)	$0.50

Issued and outstanding, April 30, 2006	700,000	$4.00
Granted	1,280,000	$21.40
Exercised	(205,000)	$3.32

Issued and outstanding, April 30, 2007	1,775,000	$16.55
Exercised	(135,000)	$11.63

Issued and outstanding, April 30, 2008	1,640,000	$16.96

The following table provides details of OQI Sask options outstanding at April 30, 2008:

	Number	Number	Weighted Average
Exercise	Outstanding at	Exercisable at	Remaining Contractual
Price (CDN)	April 30, 2008	April 30, 2008	Life
$0.50	100,000	100,000	1.54 years
$3.00	100,000	100,000	2.25 years
$6.00	515,000	515,000	2.78 years
$25.00	875,000	675,000	3.00 years
$50.00	50,000	25,000	3.25 years

	1,640,000	1,415,000	2.81 years

The 1,640,000 OQI Sask options outstanding at April 30, 2008 represent 13,497,200 OQI Sask Exchangeable Shares that would be issued on exercise of the OQI Sask options as a result of the completion of the acquisition of the non-controlling interest in OQI Sask.

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
11.	PREFERRED SHARES
a)	Series A Preferred Shares

As at March 9, 2006, OQI adopted a shareholders right plan and reserved 250,000 of its preferred shares for issuance pursuant to the exercise of the rights. The rights are designed to have certain anti-takeover effects and as such they will cause substantial dilution to a person or group that attempts to acquire OQI in a manner or on terms not approved by the Board of Directors of OQI. The rights, however, should not deter any prospective offer or willingness to negotiate in good faith with the Board of Directors, nor should the rights interfere with any merger or other business combination approved by the Board of Directors. To effect the shareholders rights plan OQI declared a distribution of one right to each outstanding share of common stock, payable to shareholders of record on March 23, 2006. After the record date, one right is issued with each share of common stock issued until the earlier of the distribution date (as defined in the plan), the redemption of the right by the Company or termination of the right. This right will be attached to the underlying common share and remain with the common share should the common share be sold or transferred.

b)	Series B Preferred Stock

As noted in note 3(a) in connection with the Reorganization, OQI also entered into a Voting and Exchange Trust Agreement with OQI Sask and Computershare Trust Company of Canada (“CTC”) and a Support Agreement with OQI Sask. Collectively, these agreements are referred to as the “Acquisition Agreements.”

According to the Acquisition Agreements, OQI Sask common shares not held by OQI were exchanged for a new class of OQI Sask shares called Exchangeable Shares on the basis of 8.23 Exchangeable Shares for each OQI Sask common share. The Exchangeable Shares are exchangeable at any time on a one-for-one basis, at the option of the holder, for shares of OQI common stock. An Exchangeable Share provides the holder with economic terms and voting rights which are, as nearly as practicable, effectively equivalent to those of a share of OQI common stock. Holders of Exchangeable Shares have registration rights with respect to the resale of OQI common stock to be received upon exchanging the Exchangeable Shares into OQI shares. The holders of the Exchangeable Shares may receive up to an aggregate of 76,504,304 shares of OQI common stock (on a fully diluted basis) at each holder’s election. The Exchangeable Shares are represented for voting purposes in the aggregate by one share of OQI Series B Preferred Stock (the “Preferred Share”), which Preferred Share is held by CTC. In turn, CTC will vote the one Series B Preferred Share as indicated by the individual holders of Exchangeable Shares. The one Preferred Share represents a number of votes equal to the total outstanding Exchangeable Shares on the applicable record date for the vote submitted to OQI shareholders.

Exchangeable shares issuable as a result of the Acquisition Agreements (note 3(a)):

		OQI Sask
		Exchangeable
		Shares issuable
	OQI Sask	on exercise of	Total
	Exchangeable	OQI Sask options	Exchangeable
	Shares	and warrants	Shares
Acquisition date, August 14, 2006	57,349,388	19,154,916	76,504,304
OQI Sask options and warrants exercised	4,414,986	(4,414,986)	—
Exchangeable Shares exchanged into OQI common shares	(28,237,015)	—	(28,237,015)

Balance, April 30, 2007	33,527,359	14,739,930	48,267,289

OQI Sask options and warrants exercised	1,242,730	(1,242,730)	—
Exchangeable shares exchanged into OQI common shares	(6,817,249)	—	(6,817,249)

Balance, April 30, 2008	27,952,840	13,497,200	41,450,040

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
12.	COMMON STOCK
a)	Authorized shares of common stock

The Company has authorized the issuance of 500,000,000 shares of common stock.

b)	Shares issued for services

During the year ended April 30, 2006, OQI issued 2,000,000 shares of common stock pursuant to an agreement for advertising and promotion, with a fair value of $860,000 paid to a private company with a director in common. OQI also issued 3,200,000 shares of common stock pursuant to consulting agreements, with a fair value of $6,080,000, whereby the shares were earned evenly over a six-month period ending May 2006. The Company also issued 584,878 bonus shares of common stock, with a fair value of $233,951, pursuant to a convertible debt agreement that has been included in non-cash financing expenses. The fair value of the shares issued was based on the market trading prices at the date of the transactions. The Company issued 5,962,067 shares of common stock pursuant to agreements with employees and consultants and has recorded related expenses as to $2,016,706 in general and administrative and $352,686 in exploration. These transactions were recorded at the fair value of the shares issued based on market trading prices at the date of the transaction.

During the year ended April 30, 2008 the Board of Directors granted 44,000 bonus shares of common stock to employees under the Company’s 2006 Stock Option Plan (SOP 2006). These bonus shares were valued at the closing share price on the date of grant, July 3, 2007.

c)	Settlement with Subsidiary Creditors

During the year ended April 30, 2004, in an attempt to settle outstanding liabilities of a subsidiary, OQI made an offer to creditors to settle outstanding debts for shares of OQI with a fair value of $0.10 per share for every $0.15 CDN of debt held. The offer was based on the market trading price for the Company’s stock at the time of the original proposal to creditors. In May 2003 when the proposal was made the price fluctuated in the range of $0.09 to $0.12 per share. OQI received acceptances from creditors that represented 2,203,227 OQI common shares. OQI has issued 814,660 shares of common stock pursuant to these agreements since May 2003 and has reserved 1,388,567 shares of common stock for further issuances. No shares of common stock were issued during year ended April 30, 2008 pursuant to these agreements. The subsidiary was sold to a third party on October 31, 2005.

d)	Private Placements and Public Offerings of Shares of Common Stock

During the year ended April 30, 2006 OQI completed a private placement of 15,268,000 units at $1.50 per unit whereby it issued 15,268,000 shares of common stock and 7,634,000 warrants exercisable at $2.00 per share of common stock until December 12, 2007. Pursuant to this placement OQI paid consultants $390,870 cash plus 260,580 warrants exercisable at $2.00 on similar terms as the issued warrants. In conjunction with this financing OQI also granted the investors and consultants certain registration rights whereby OQI undertook to file a resale registration statement covering the shares and shares underlying the warrants within sixty days of closing, otherwise a 2% penalty for each month or part month was payable. In addition, OQI had to respond to any queries on that resale registration statement within two weeks of receipt or else be subject to an additional penalty as to 2% for each two weeks thereafter. The penalties were payable, at the unit-holders election, in either shares of common stock or cash at $1.75 per penalty share. Any penalty shares would also be qualified for resale by the same registration statement. OQI filed the required registration statement on August 3, 2006 and issued 2,889,371 penalty shares of common stock with a fair value of $17,312,623. The penalty shares issued were valued at the closing market share price at the time they became due. The share prices used in calculating the fair value ranged from $4.92 to $8.30 per share.

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
12.	COMMON STOCK —(continued)
d)	Private Placements and Public Offerings of Shares of Common Stock — (continued)

On July 6, 2006, OQI completed a private placement of 5,668,100 shares of common stock issued on a flow-through basis for gross proceeds of $33,684,009 ($37,409,460 CDN). Because these shares were issued on a flow-through basis, the proceeds must be used for exploration in Canada and the tax benefits from that exploration will flow through to the subscribers. In conjunction with this financing OQI paid investment banking fees of $1,852,659 and entered into a subscription agreement with OQI Sask whereby it purchased 703,054 OQI Sask flow-through shares of common stock for $33,684,048. Under the terms of the flow-through shares, the Company renounced the tax benefits of the related expenditures to the subscribers effective December 31, 2006.

In August 2006 OQI completed a private placement of 4,150,000 shares of common stock for gross proceeds of $15,770,000. No commissions were paid in connection with the Offering. According to the terms of the private placement, the gross proceeds were used for the purchase of the shares of Stripper (see Notes 3(d) and 4(a)).

On March 6, 2007, the Company entered into an underwriting agreement for a private placement with a syndicate of underwriters to issue up to 5,320,000 shares of the Company’s common stock issued on a flow-through basis at a price of $4.82 ($5.64 CDN) per share for an aggregate gross proceeds of $25,642,400 ($30,004,800 CDN). Under the terms and conditions of the underwriting agreement, in the event that less than 5,320,000 flow-through shares are sold to investors, the underwriters agreed to purchase the flow-through shares not purchased by investors. In consideration for the services of the underwriters, the Company agreed to pay a fee equal to $0.241($0.282 CDN) (or 5%) for each flow-through share issued by the Company. The Company agreed to reduce the price per share to $5.13 CDN if the Company did not file a resale registration statement with the U.S. Securities and Exchange Commission within 60 days from the date of closing.

Such reduction in price was to be satisfied by issuing to the subscribers 0.1 of a flow-through share for each flow-through share subscribed.

On March 6, 2007 and March 9, 2007, under the terms and conditions of the underwriting agreement, the Company issued 3,155,834 shares of common stock on a flow-through basis for gross proceeds of $15,211,120 ($17,798,904 CDN). These shares of common stock were issued on a flow-through basis whereby the proceeds must be used for exploration in Canada and the tax benefits from that exploration will flow through to the subscribers. The Company fulfilled its obligation to file a resale registration statement under the terms of the private placement on May 4, 2007 and as such no reduction in price was required.

On May 3, 2007, the Company issued 13,900,000 shares of common stock at a price of $2.75 per share for gross proceeds of $38,225,000 pursuant to a private placement. In connection with the private placement, the Company paid an aggregate of $2,197,938 in fees to the agents pursuant to an agency agreement.

On May 3, 2007, the Company issued 2,164,166 shares of common stock on a flow-through basis at a price of $3.44 ($3.85 CDN) per share for gross proceeds of $7,444,731 ($8,332,039 CDN) in a private placement pursuant to an amended underwriting agreement originally entered into on March 6, 2007. These shares have been issued on a flow-through basis whereby the proceeds must be used for exploration in Canada and the tax benefits from that exploration will flow through to the subscribers. In connection with this private placement, the Company received an additional payment of $3,499,419 ($3,873,857 CDN) from the underwriters pursuant to their obligations under the underwriting agreement, as amended. The Company paid an aggregate of $551,305 ($610,295 CDN) in fees to the underwriters.

On September 21, 2007, the Company issued 750,000 shares of common stock as part of the consideration provided for the purchase of a royalty which encumbered the Saskatchewan permit lands and the interests of one of the joint venture partners to the Triple 7 Joint Venture Agreement in the Eagles Nest Prospect (Notes 4 a) and d)).

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
12.	COMMON STOCK —(continued)
d)	Private Placements and Public Offerings of Shares of Common Stock — (continued)

On December 5, 2007, the Company issued 11,000,000 units at a price of $5.00 per unit for gross proceeds of $55,000,000 pursuant to a marketed public offering. Each unit was comprised of one share of common stock and one-half of a share of common stock purchase warrant with each whole warrant entitling the holder to purchase one share of common stock of the Company for $6.75 per share until December 5, 2009.

On December 5, 2007, as part of the marketed public offering, the Company issued 2,600,000 shares of common stock of a flow-through basis at a price of $6.11 ($6.17 CDN) per share for gross proceeds of $15,886,000 ($16,042,000 CDN).

On December 20, 2007, an over-allotment option granted to the underwriters as part of the agreement under the marketed public offering was exercised. As a result the Company issued an additional 1,650,000 units at a price of $5.00 per unit for gross proceeds of $8,250,000. Each unit is comprised of one share of common stock and one-half of a share of common stock purchase warrant with each whole warrant entitling the holder to purchase one share of common stock of the Company for $6.75 per share until December 5, 2009.

Under the terms of the flow-through shares issued on March 6, 2007, March 9, 2007, May 3, 2007 and December 5, 2007, the Company renounced the tax benefits of the related expenditures to the subscribers effective December 31, 2007. As at April 30, 2008 all amounts have been expended on exploration in Canada.

The March 6, 2007, March 9, 2007, May 3, 2007 and December 5, 2007 flow-through shares were issued at a premium to the then market price in recognition of the tax benefits accruing to subscribers. In accordance with US GAAP the premium was originally recorded as a current liability and then it was drawn down as a reduction of deferred tax expense as the exploration expenditures were incurred.

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
13.	STOCK OPTIONS

At April 30, 2008, OQI had outstanding options under the Company’s 2006 Stock Option Plan (SOP 2006) to purchase that same number of shares as follows:

	Stock option	Exercise		Number of Options
Plan	Expiry Date	Price	2008	2007	2006
SOP 2005(b)	20-Oct-07	$1.50	—	200,000	400,000
SOP 2006	1-Jan-07	$1.70	—	—	300,000
SOP 2006	1-Jan-08	$2.00	—	400,000	400,000
SOP 2006	1-Nov-08	$2.58	—	600,000	600,000
SOP 2006	8-Feb-08	$4.62	—	250,000	250,000
SOP 2006	17-Feb-09	$4.57	250,000	250,000	250,000
SOP 2006	9-Mar-08	$4.60	—	250,000	250,000
SOP 2006	1-May-11	$6.75	1,000,000	1,000,000	—
SOP 2006	14-Aug-11	$6.75	1,000,000	1,000,000	—
SOP 2006	1-May-12	$6.75	1,000,000	1,000,000	—
SOP 2006	1-May-13	$6.75	1,000,000	1,000,000	—
SOP 2006	18-May-08	$6.00	300,000	300,000	—
SOP 2006	18-May-09	$6.00	30,000	30,000	—
SOP 2006	23-Aug-09	$5.05	75,000	75,000	—
SOP 2006	23-Aug-11	$5.05	2,860,000	2,970,000	—
SOP 2006	5-Sep-11	$5.10	—	300,000	—
SOP 2006	27-Sep-11	$3.90	—	50,000	—
SOP 2006	2-Oct-11	$3.89	400,000	400,000	—
SOP 2006	1-Dec-11	$5.25	50,000	50,000	—
SOP 2006	29-Jun-12	$2.47	100,000	—	—
SOP 2006	1-Aug-12	$4.27	4,097,000	—	—
SOP 2006	31-Aug-12	$5.04	30,000	—	—
SOP 2006	11-Oct-12	$4.60	150,000	—	—
SOP 2006	11-Jan-13	$4.59	115,000	—	—
SOP 2006	01-Feb-13	$3.37	200,000	—	—
SOP 2006	14-Mar-13	$4.00	320,000	—	—
SOP 2006	1-Apr-13	$3.97	10,000	—	—
SOP 2006	16-Apr-13	$4.25	40,000	—	—

			13,027,000	10,125,000	2,450,000

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
13.	STOCK OPTIONS — (continued)

Included in the number of options outstanding at April 30, 2008 are 7,271,500 options that have not yet vested:

1,000,000	options at $6.75 with an expiry date of May 1, 2013 which vest on May 1, 2008;
715,000	options at $5.05 which vest as to 357,500 in each of 2008 and 2009 on August 23;
100,000	options at $3.89 which vest as to 50,000 in each of 2008 and 2009 on October 2;
12,500	options at $5.25 which vest as to 6,250 in each of 2008 and 2009 on December 1;
75,000	options at $2.47 which vest as to 25,000 in each of 2008, 2009, and 2010 on June 29;
3,072,750	options at $4.27 which vest as to 1,024,250 in each of 2008, 2009 and 2010 on August 1;
15,000	options at $5.04 which vest as to 7,500 on February 28, 2008 and 15,000 on August 31, 2008;
112,500	options at $4.60 which vest as to 37,500 in each of 2008, 2009, and 2010 on October 11;
86,250	options at $4.59 which vest as to 28,750 in each of 2009, 2010, and 2011 on January 11;
150,000	options at $3.37 which vest as to 50,000 in each of 2009, 2010, and 2011 on February 1;
240,000	options at $4.00 which vest as to 80,000 in each of 2009, 2010, and 2011 on March 14;
7,500	options at $3.97 which vest as to 2,500 in each of 2009, 2010, and 2011 on April 1;
30,000	options at $4.25 which vest as to 5,000 in each of 2009, 2010, and 2011 on April 16;
1,655,000	options which vest on or after dates between August 23 and December 1, 2009 as to 413,750 upon achieving a 750 million bitumen in place (“BIP”) barrel count defined as the high resource (P10) estimate of bitumen in place (as determined in accordance with National Instrument 51-101 “Standard of Disclosure for Oil and Gas Activities” issued by the securities regulatory authorities in Canada) and 413,750 options thereafter for each 250 million increase in the BIP barrel count.
7,271,500

A summary of the OQI’s stock option activity is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Balance, April 30, 2005	1,175,000	$0.27
Granted during year	4,875,000	$1.76
Exercised	(3,375,000)	$0.58
Expired	(225,000)	$0.25

Balance, April 30, 2006	2,450,000	$2.82
Granted during year	8,540,344	$5.83
Exercised	(705,344)	$2.65
Expired	(160,000)	$5.05

Balance, April 30, 2007	10,125,000	$5.33
Granted during year	5,077,000	$4.19
Exercised	(1,456,250)	$2.62
Expired	(718,750)	$4.84

Balance, April 30, 2008	13,027,000	$5.22

In addition to the above, OQI Sask has 1,640,000 outstanding options which may be exercised and exchanged into Exchangeable Shares whereby up to an additional 13,497,200 OQI common shares may be issued (note 11).

During the year ended April 30, 2008, 5,077,000 options were granted and were accounted for using the Black-Scholes option-pricing model.

As at April 30, 2008, the Company had unrecognized stock option compensation expense of $12,607,254 which will be recorded in future periods as options vest. The expense is expected to be recognized over a weighted-average period of 0.89 years. The intrinsic value of options exercised during the years ended April 30, 2008, 2007 and 2006 was $3 million, $1.7 million and $6.9 million respectively.

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
14.	WARRANTS

OQI had the following warrants outstanding to purchase that same number of common shares as at April 30:

Expiry	Exercise
Date	Price	2008	2007	2006

14-Sept-06	$0.34	—	—	2,380,000
19-Sep-06	$1.30	—	—	1,022,630
19-Sept-07	$0.55	—	104,883	568,111
12-Dec-07	$2.00	—	7,085,834	7,634,000
15-Dec-07	$2.00	—	1,500,000	1,500,000
6-Feb-08	$4.50	—	—	200,000
15-Dec-07	$1.75	—	165,350	260,580
5-Dec-09	$6.75	6,325,000	—	—

		6,325,000	8,856,067	13,565,321

A summary of OQI’s share purchase warrant activity is as follows:

		Weighted
	Number	Average
	of Warrants	Exercise Price
Balance, April 30, 2005	10,819,590	$0.35
Issued during year	23,728,503	$1.31
Exercised — cash	(10,650,095)	$0.60
Exercised — cashless	(10,332,122)	$0.62
Expired/Cancelled	(555)	$0.35

Balance, April 30, 2006	13,565,321	$1.63
Exercised — cash	(2,129,241)	$1.34
Exercised — cashless	(2,380,000)	$0.34
Expired/Cancelled	(200,013)	$4.50

Balance, April 30, 2007	8,856,067	$1.98
Issued during year	6,325,000	$6.75
Exercised	(8,856,067)	$1.98

Balance, April 30, 2008	6,325,000	$6.75

15.	NON-CASH FINANCING EXPENSE

During the year ended April 30, 2008, OQI reported nil (2007 — nil, 2006 — $34,047,998) non-cash financing expense. During the year ended April 30, 2006, as a result of OQI’s contractual commitment to file a re-sale registration statement with respect to a private placement done in December, 2005, OQI issued 2,889,371 common shares as a penalty for delays and recorded a non-cash financing expense of $17,312,623 (note 12(d)). In addition, OQI recorded non-cash financing costs of $16,735,365 related to warrants issued in conjunction with the private placement completed in December 2005 and the convertible debentures issued during 2006. The fair value of the warrants was calculated using the Black-Scholes pricing model.

16.	GAIN ON EXTINGUISHMENT OF CERTAIN LIABILITIES

During the year ended April 30, 2006, the Company sold its interest in a subsidiary to a third party for nominal cash proceeds which resulted in the Company recording a gain on extinguishment of a liability of $736,782 and also settled certain of its accounts with creditors of another subsidiary resulting in a gain of $199,687 which was also recorded as a gain on extinguishment of a liability.

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
17.	COMPREHENSIVE LOSS

Comprehensive loss includes net loss and all other non-owner changes in equity. Components of other comprehensive loss and accumulated other comprehensive income for the years ended April 30, 2008, 2007 and 2006 are presented in the Consolidated Statements of Common Stockholders’ Equity and Comprehensive Income.

	Year Ended April 30,
	2008	2007	2006
Net loss	$98,870,931	$68,794,741	$52,640,903
Unrealized loss on available for sale securities	141,970	25,661	—
Exchange (gain) loss on translation	(44,881,414)	1,391,523	(421,919)

	$54,131,487	$70,211,925	$52,218,984

18.	RELATED PARTY TRANSACTIONS

The step-mother of an executive of the Company is the sole shareholder of a company that facilitates local on-site labour and equipment rentals to the Company for field operations. For the year ended April 30, 2008, $6,118,444 (2007 — $885,649, 2006 — nil) has been included in Exploration costs. These transactions are in the normal course of operations and have been carried out on the same terms as would apply with unrelated parties.

As at April 30, 2008, the Company had a $160,295 (April 30, 2007 — $133,249) payable to the above mentioned company.

The son of an executive of the Company is a 50% shareholder of a company that facilitates local on-site kitchen labour and catering functions to the Company for field operations. For the year ended April 30, 2008, $1,559,060 (2007 — nil, 2006 — nil) has been included in Exploration costs. These transactions are in the normal course of operations and have been carried out on the same terms as would apply with unrelated parties.

As at April 30, 2008, the Company had nil (April 30, 2007 — nil) payable to the above mentioned company.

19.	COMMITMENTS

The following table sets out OQI’s expected future payment commitments as at April 30, 2008 and the estimated timing of such payments relating to corporate office and operations facility leases:

Office, warehouse and equipment lease commitments	As at April 30, 2008
Year 1	$2,192,750
Year 2	976,749
Year 3	887,214
Year 4	853,574
Year 5	815,470
>5 Years	2,457,078

$8,182,835

The Company is subject to annual lease rentals, minimum exploration expenditures and work commitments related to its exploration permits, licenses and lease assets. These required expenditures have not been included in the above schedule. For details of these required expenditures refer to note 4.

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
20.	SUBSEQUENT EVENTS
a)	Subsequent to April 30, 2008, the Board of Directors granted 275,000 stock options to employees. The exercise price of the options granted ranged from $4.57 to $4.79 and was based on the closing price of the Company’s stock on the day immediately prior to the grant.

b)	On May 23, 2008, the Company issued 12,976,761 shares of common stock at a price of $4.20 per share for gross proceeds of $54,502,396 pursuant to a private placement. The Company paid an aggregate of $1,225,120 in fees to the underwriters.

c)	On June 17, 2008, the Company acquired the rights of the remaining external joint venture partners for aggregate consideration of $1,632,000 CDN and 640,000 shares of the Company’s common stock valued at $2,860,800 based on the May 29, 2008, closing market price of the shares. The Company’s obligations under the Triple 7 Joint Venture Agreement have therefore been eliminated.

EXHIBIT INDEX
Exhibit No.	Description

3.1	Articles of Incorporation. (1),(4),(6),(11)

3.2	Bylaws, filed herewith.

4.1	2005b Stock Option Plan. (2)

4.2	2006 Stock Option Plan. (13)

4.3	Rights Agreement, dated as of March 9, 2006, between the Company and Computershare Investor Services, Inc., as Rights Agent. (5)

4.4	Warrant indenture between Oilsands Quest Inc. and Computershare Trust Company of Canada dated December 5, 2007. (14)

10.6	Form of Warrant, dated December 12, 2005. (3)

10.7	Financing Agreement with Oilsands Quest Sask, Inc., November 25, 2005. (3)

10.8	Subscription Agreement with Dynamic Power Hedge Fund, dated December 12, 2005. (3)

10.9	Executive Employment Agreement (Amended and Restated) with T. Murray Wilson, dated September 22, 2006 and as amended effective August 1, 2007. (13)

10.10	Reorganization Agreement, dated June 9, 2006. (7)

10.13	Voting Exchange and Trust Agreement dated August 14, 2006.(8)

10.14	Exchangeable Share Provisions. (8)

10.15	Support Agreement dated August 14, 2006.(8)

10.16	Executive Employment Agreement with Christopher Hopkins dated August 14, 2006. (8)

10.17	Executive Employment Agreement with Karim Hirji dated August 14, 2006. (8)

10.18	Executive Employment Agreement with Errin Kimball dated August 14, 2006. (8)

10.20	Share Purchase Agreement, effective May 31, 2006. (12)

10.21	Assignment Agreement, effective May 31, 2006. (12)

10.22	Executive Employment Agreement with Erdal Yildirim, dated October 10, 2006. (10)

10.23	Form of Indemnity Agreement. (9)

10.24	Subscription Agreement for Flow-Through Shares, dated March 6, 2007. (13)

10.25	Amending Agreement to Subscription Agreement for Flow-Through Shares, dated May 3, 2007. (13)

10.26	Subscription Agreement between the Company and Subscribers, dated May 3, 2007. (13)

10.27	Underwriting Agreement. (15)

Exhibit No.	Description

21.1	Subsidiaries of the Registrant. (13)

23.1	Consent of Pannell Kerr Forster, filed herewith.

23.2	Consent of KPMG LLP, filed herewith.

23.3	Consent of McDaniel & Associates, filed herewith.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Report of Management and Directors on Oil and Gas Disclosure, filed herewith

99.2	Report on Resource Estimates by Independent Qualified Resource Evaluator, filed herewith

(1)	Incorporated by reference from Form 10-SB, filed October 14, 1999; and Form 8-K, filed November 29, 2004.

(2)	Incorporated by reference from Form SB-2 dated December 29, 2005.

(3)	Incorporated by reference from Form 10-QSB dated March 22, 2006.

(4)	Incorporated by reference from Form 10-QSB dated December 14, 2005.

(5)	Incorporated by reference from Form 8-A dated March 13, 2006.

(6)	Incorporated by reference from Form 8-K dated March 13, 2006.

(7)	Incorporated by reference from Form 8-K dated June 14, 2006.

(8)	Incorporated by reference from Form 8-K dated August 17, 2006.

(9)	Incorporated by reference herein from Form 10-QSB filed March 15, 2007

(10)	Incorporated by reference herein from Form 8-K dated October 12, 2006.

(11)	Incorporated by reference herein from Form 10-QSB filed December 15, 2006.

(12)	Incorporated by reference herein from Form 8-K filed August 21, 2006.

(13)	Incorporated by reference herein from Form 10-KSB filed July 30, 2007.

(14)	Incorporated by reference herein from Form 8-K filed December 5, 2007.

(15)	Incorporated by reference herein from Form 10-K filed November 23, 2007.

85