Form 10-Q
period 2008-07-31
Oilsands Quest Inc
filed 2008-09-09
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____.
COMMISSION FILE NUMBER: 001-32994
OILSANDS QUEST INC.
(Exact name of issuer as specified in its charter)

Colorado	98-0461154

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
800, 326 — 11th Avenue SW, Calgary, Alberta, Canada T2R 0C5
(Address of principal executive offices)
(403) 263-1623
(Issuer’s telephone number)
Former address: 205, 707 — 7th Avenue SW, Calgary, Alberta, Canada T2P 3H6
(Former name, former address and former fiscal year, if changed since last report)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 29, 2008, there were 228,713,969 shares of common stock issued and outstanding.

OILSANDS QUEST INC.
FORM 10Q FOR THE QUARTER ENDED
JULY 31, 2008

Part I. Financial Information

Item 1. Financial Statements

Unaudited Consolidated Balance Sheets as of July 31, 2008 and April 30, 2008	3
Unaudited Consolidated Statements of Operations for the Three Months Ended July 31, 2008 and 2007 and for the period from Inception on April 3, 1998 to July 31, 2008	4
Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Three Months Ended July 31, 2008 and 2007	5
Unaudited Consolidated Statements of Cash Flows for the Three Months Ended July 31, 2008 and 2007 and for the period from Inception on April 3, 1998 to July 31, 2008	6
Unaudited Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 4. Controls and Procedures	24

Part II Other Information

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6. Exhibits	26

Signatures	27

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Cautionary Statement about Forward-Looking Statements
This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements.” All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements. Such forward-looking statements include discussion of such matters as:
• the amount and nature of future capital, development and exploration expenditures;
• the timing of exploration and commercial development activities;
• business strategies and development of our business plan and drilling programs; and
• potential reservoir recovery optimization processes and reservoir test programs.
Except for statements of historical fact relating to the company, this Form 10-Q contains certain “forward-looking information” within the meaning of applicable securities law. Forward-looking information is frequently characterized by words such as “plan”, “expect”, “project”, “intend”, “believe”, “anticipate”, “estimate”, “potential”, “prospective” and other similar words or statements that certain events or conditions “may” “will” or “could” occur. Forward-looking statements such as references to Oilsands Quest’s drilling programs, exploration programs, geophysical programs, reservoir field testing and analysis program, preliminary engineering and economic assessment program for a first commercial project, selection of resource recovery technology options, technology feasibility tests, development of a commercial project and the timing of such programs are based on the opinions and estimates of management and the company’s independent evaluators at the date the statements are made, and are subject to a variety of risks and uncertainties and other factors that could cause actual events or results to differ materially from those anticipated in the forward-looking statements, which include, but are not limited to, risks inherent in the oil sands industry, regulatory and economic risks, lack of infrastructure in the region in which the company’s resources are located, and risks associated with the company’s ability to implement its business plan. There is no certainty that it will be commercially viable to produce any portion of the company’s oil sands resources. There are uncertainties inherent in forward-looking information, including factors beyond Oilsands Quest’s control, and no assurance can be given that the programs will be completed on time, on budget or at all. Oilsands Quest undertakes no obligation to update forward-looking information if circumstances or management’s estimates or opinions should change, except as required by law. The reader is cautioned not to place undue reliance on forward-looking statements.

OILSANDS QUEST INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	July 31,	April 30,
	2008	2008
ASSETS
Current Assets:
Cash and cash equivalents	$46,125,459	$26,498,038
Accounts receivable	1,025,305	3,363,642
Short-term investments	33,391,829	19,811,788
Prepaid expenses	925,526	562,593
Available for sale securities	297,931	390,733

Total Current Assets	81,766,050	50,626,794

Property and Equipment (note 3)	595,276,695	595,611,114

Total Assets	$677,042,745	$646,237,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,001,637	$16,400,508

Total Current Liabilities	11,001,637	16,400,508

Deferred Taxes	131,644,267	137,577,448
Asset Retirement Obligation (note 4)	808,166	—

	143,454,070	153,977,956

STOCKHOLDERS’ EQUITY
Capital Stock
Preferred stock, par value of $0.001 each, 10,000,000 shares authorized, 1 Series B Preferred share outstanding (note 6)	1	1
Common stock, par value of $0.001 each, 500,000,000 shares authorized 228,703,969 and 213,861,958 shares outstanding at July 31, 2008 and April 30, 2008 respectively (notes 5, 6, 7, 8 and 9)	228,704	213,862

Additional Paid-in Capital	739,290,518	678,774,284
Deficit Accumulated During Exploration Stage	(242,679,034)	(230,306,540)
Other Comprehensive Income (Loss)	36,748,486	43,578,345

Total Stockholders’ Equity	533,588,675	492,259,952

Total Liabilities and Stockholders’ Equity	$677,042,745	$646,237,908

Subsequent events (note 13)
See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

			From
			Inception on
			April 3, 1998
	Three Months Ended July 31,		through to
	2008	2007	July 31, 2008

Expenditures
Exploration costs	$10,472,741	$5,041,518	$144,742,680
General and administrative
Cash consideration	3,682,834	1,716,439	33,190,640
Stock-based consideration (note 8)	2,119,754	1,184,207	106,420,218
Depreciation and accretion	317,726	236,229	1,758,118

	16,593,055	8,178,393	286,111,656

Other Items
Interest income	(429,278)	(567,965)	(4,701,996)
Gain on extinguishment of certain liabilities	—	—	(936,469)

Net loss before income tax recovery and non-controlling shareholder interest	16,163,777	7,610,428	280,473,191
Income tax recovery	(3,791,283)	(1,419,944)	(29,670,903)

Net loss before non-controlling shareholder interest	12,372,494	6,190,484	250,802,288
Non controlling shareholder interest (note 5)	—	—	(8,123,254)

Net Loss	$12,372,494	$6,190,484	$242,679,034

Net Loss Per Share	$(0.05)	$(0.03)

Weighted Average Number of Common Shares Outstanding	252,061,213	215,108,422

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Unaudited)

						Accumulated	Deficit
						Other	Accumulated	Total
	Common Stock		Preferred Stock		Additional Paid	Comprehensive	During the	Stockholders’
	Shares	Par Value	Shares	Par Value	in Capital	Income (Loss)	Exploration Stage	Equity
Balance, April 30, 2008	213,861,958	$213,862	1	$1	$678,774,284	$43,578,345	$(230,306,540)	$492,259,952
Common stock issued for:				—		—	—
Cash	12,976,761	12,977	—		54,489,420			54,502,397
Property (note 3 d))	640,000	640	—	—	3,717,760	—	—	3,718,400
Stock option exercises	35,000	35	—	—	165,115	—	—	165,150
Exchange of Exchangeable Shares	1,190,250	1,190	—	—	(1,190)	—	—	—
Stock-based compensation expense	—	—	—	—	2,119,754	—	—	2,119,754
Share issue costs	—	—	—	—	(1,225,120)	—	—	(1,225,120)
Proceeds from exercise of subsidiary options (post reorganization)	—	—	—	—	1,250,495	—	—	1,250,495
Other comprehensive income
Transfer of unrealized loss to net loss	—	—	—	—	—	141,970	—	141,970
Exchange loss on translation	—	—	—	—	—	(6,971,829)	—	(6,971,829)
Net Loss	—	—	—	—	—	—	(12,372,494)	(12,372,494)

Balance, July 31, 2008	228,703,969	$228,704	1	$1	$739,290,518	$36,748,486	$(242,679,034)	$533,588,675

Balance, April 30, 2007	164,624,278	$164,624	1	$1	$519,265,628	$(1,161,099)	$(131,435,609)	$386,833,545
Common stock issued for:
Cash	16,335,716	16,336	—	—	49,678,027	—	—	49,694,363
Premium on flow-through shares allocated to liability	—	—	—	—	(1,493,275)	—	—	(1,493,275)
Exchange of Exchangeable Shares	2,788,569	2,789	—	—	(2,789)	—	—	—
Stock-based compensation expense	—	—	—	—	1,184,207	—	—	1,184,207
Share issue costs	—	—	—	—	(2,749,940)	—	—	(2,749,940)
Proceeds from exercise of subsidiary warrants and options (post reorganization)	—	—	—	—	130,829	—	—	130,829
Other comprehensive income
Unrealized gain on available for sale securities	—	—	—	—	—	39,101	—	39,101
Exchange gain on translation	—	—	—	—	—	5,367,292	—	5,367,292
Net Loss	—	—	—	—	—	—	(6,190,484)	(6,190,484)

Balance, July 31, 2007	183,748,563	$183,749	1	$1	$566,012,687	$4,245,294	$(137,626,093)	$432,815,638

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From
			Inception on
			April 3, 1998
	Three Months Ended July 31,		Through to
	2008	2007	July 31, 2008
Operating Activities
Net loss	$(12,372,494)	$(6,190,484)	$(242,679,034)
Non-cash adjustments to net loss
Stock-based compensation expense	2,119,754	1,184,207	59,572,751
Deferred income tax (recovery)	(3,791,283)	(1,257,525)	(28,749,731)
Depreciation and accretion	317,726	236,229	1,758,118
Operating expenses paid with shares	—	—	11,070,439
Flow-through share premium liability	—	(162,419)	—
Non-controlling shareholder interest	—	—	(8,123,254)
Non-cash financing expense	—	—	36,472,143
Gain on extinguishment of certain liabilities	—	—	(936,469)
Write off of exploration property	—	—	856,359
Other	234,772	—	360,992
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	1,843,316	(524,979)	(894,622)
Accounts payable	(5,180,826)	(654,131)	12,979,594

Cash Used in Operating Activities	(16,829,035)	(7,369,102)	(158,312,714)

Investing Activities
Capital expenditures	(4,582,176)	(88,654)	(76,577,408)
Short-term investment	(13,580,041)	—	(33,391,829)
Other investments	—	—	(664,872)

Cash used in Investing Activities	(18,162,217)	(88,654)	(110,634,109)

Financing Activities
Issuance of shares for cash	53,442,427	46,944,423	293,179,343
Bank loan	—	(21,207,500)	—
Shares issued on exercise of subsidiary options and warrants post reorganization	1,250,495	130,829	3,903,906
Shares issued by subsidiary to non-controlling interest	—	—	7,663,666
Convertible debentures	—	—	8,384,496

Cash Provided by Financing Activities	54,692,922	25,867,752	313,131,411

Inflow of Cash	19,701,670	18,409,996	44,184,588
Effects of exchange rate changes on cash	(74,249)	229,799	1,940,871
Cash and cash equivalents, Beginning of Period	26,498,038	32,393,871	—

Cash and cash equivalents, End of Period	$46,125,459	$51,033,666	$46,125,459

Non-Cash Financing Activities
Common stock issued for properties	$3,718,400	$—	$10,848,342

Warrants granted on purchase of properties	$—	$—	$1,763,929

Common stock issued for services	$—	$—	$10,504,594

Common stock issued for debt settlement	$—	$—	$28,401,029

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

These consolidated financial statements have been prepared in accordance with United States of America Generally Accepted Accounting Principles (“US GAAP”) and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending April 30, 2009. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements and notes included herein have been prepared on a basis consistent with and should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended April 30, 2008 as filed in its annual report on Form 10-K, however, certain comparative figures have been reclassified to conform to current financial statement presentation.

The U.S. dollar is the functional currency for OQI (the parent company). The CDN dollar is the functional currency for OQI’s Canadian subsidiaries. The assets and liabilities of OQI’s Canadian subsidiaries are translated into U.S. dollars based on the current exchange rate in effect at the balance sheet dates. Canadian income and expenses are translated at average rates for the periods presented. Translation adjustments have no effect on net income and are included in other comprehensive income in stockholders’ equity. Gains and losses arising from transactions denominated in currencies other than the functional currency are included in the results of operations of the period in which they occur. Deferred taxes are not provided on translation gains and losses where OQI expects earnings of a foreign operation to be permanently reinvested.

Recently Adopted Accounting Standards

Effective May 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measures” (SFAS No. 157). SFAS No. 157 does not require any new fair value measurements but establishes a framework for measuring fair value when required and expands required disclosures about fair value measurements. The application of SFAS No. 157 does not change the Company’s current practice for measuring fair values under other accounting pronouncements that require fair value measurements. In February 2008, FASB issued FASB Staff Position (FSP) No. 157-2, which delays the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 had no material impact on the Company’s financial statements.

Effective May 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159 (SFAS No. 159), which permits entities to elect to measure many financial instruments and certain other items at fair value. OQI does not currently have any financial assets or financial liabilities for which the provisions of SFAS No. 159 have been elected. However, in the future the Company may elect to measure certain financial instruments at fair value in accordance with this standard.

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
3.	PROPERTY AND EQUIPMENT

			Canadian Dollars
	July 31,	April 30,	July 31,	April 30,
	2008	2008	2008	2008
Saskatchewan Oil Sands Rights
Permits	$538,701,749	$546,074,183	$554,416,505	$553,464,258
Licenses	2,269,849	2,306,274	2,328,184	2,328,184
Alberta Oil Sands Rights
Permits	34,835,772	35,394,800	35,731,051	35,731,051
Leases	7,708,494	2,426,940	7,906,602	2,449,996
Oil Shale Rights (Permits)	4,553,691	4,621,245	4,766,815	4,766,815
Equipment	8,992,144	6,297,687	9,198,782	6,357,630

Less: Accumulated Depreciation	(1,785,004)	(1,510,015)	(1,830,879)	(1,524,360)

Net Book Value	$595,276,695	$595,611,114	$612,517,060	$603,573,574

The Company’s Property and Equipment is recorded in Canadian subsidiaries which use the CDN dollar as their functional currency. As a result, Property and Equipment includes a negative foreign exchange translation adjustment of $9,168,508 that is due to the decrease in the value of the CDN dollar as compared to the U.S. dollar from April 30, 2008 to July 31, 2008. The translation adjustment arises in the translation of the financial statements of Canadian subsidiaries from their CDN dollar functional currency to the U.S. dollar reporting currency. As the value of the CDN dollar continues to fluctuate as compared to the U.S. dollar it is expected that significant exchange translation adjustments will continue to occur in subsequent reporting periods.
a)	Saskatchewan Oil Sands Permits

As at April 30, 2008 and July 31, 2008, the Saskatchewan oil sands permits comprised an area of approximately 508,080 acres. The oil sands permits were granted by the Province of Saskatchewan in 2004 under The Oil Shale Regulations, 1964 as amended, revised or substituted from time to time, for a term of five years. The oil sands permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil sands or oil shale until a lease, pursuant to these regulations, has been granted. The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, as required. The permits, when granted, were subject to annual rental payments and certain levels of expenditures annually pursuant to the terms of the permits and government regulations. The annual rentals are payable in advance as to $0.10 ($0.10 CDN) per acre for the remaining term of the permits. The required exploration expenditures to hold the permits are $0.79 ($0.81 CDN) per acre for each of the remaining years of the permits and $1.18 ($1.21 CDN) per acre for each year that the permits are extended. The permits are also subject to a $0.04 per barrel royalty.

The Saskatchewan permit lands constitute a single asset for accounting purposes and the carrying value of the Saskatchewan permit lands is supported by the estimated fair value of the 508,080 acres. The Company has paid all required annual rental payments and has complied with the annual exploration expenditure requirements to maintain the permits in good standing.

b)	Saskatchewan Oil Sands Licenses

As at April 30, 2008 and July 31, 2008, the Saskatchewan oil sands licenses comprised an area totaling 109,920 acres. The licenses were granted by the Province of Saskatchewan on August 13, 2007, under The Petroleum and Natural Gas Regulations, 1969, as amended revised or substituted from time to time, for a term of five years for an aggregate cost of $2,140,233 ($2,249,089 CDN). The licenses provide for the exclusive right to search for oil sands on the lands granted and to win, recover, extract, carry off, dispose of and sell the oil sands products found on the license lands.

The oil sands licenses were acquired in a public offering of Crown Oil Sands Rights and provide the opportunity to convert up to 100% of the licenses to a production lease on the basis of one section of land (640 acres) for every well that intersects an oil sands zone. Licenses require annual rental payments of $0.69 ($0.71 CDN) per acre. The Company has paid all required rental payments for the licenses granted.

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
3.	PROPERTY AND EQUIPMENT — (continued)
c)	Alberta Oil Sands Permits

As at April 30, 2008 and July 31, 2008, the Alberta oil sands permits comprised an area of 112,599 acres. The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the exclusive right to drill for, win and work for oil sands on the permit lands and the opportunity to convert up to 100% of the permits to an oil sands production lease following the completion of specified work requirements. Permits are granted for a five year primary term and require annual rental payments of $1.38 ($1.42 CDN) per acre.

The permits are comprised of six permits, four of the permits totaling 67,053 acres comprise the Raven Ridge Prospect and the remaining two permits totaling 45,546 acres comprise the Wallace Creek Prospect.

The Alberta permit lands constitute two assets (“Raven Ridge Prospect” and “Wallace Creek Prospect”) for accounting purposes and the carrying value of each is supported by the estimated fair value of the each prospect. The Company has paid all required annual rental payments to maintain the permits in good standing.

d)	Alberta Oil Sands Lease

On June 1, 2005, a subsidiary, Township Petroleum Corporation (“Township”), entered into an agreement with three third parties (collectively the Triple 7 Joint Venture) to post, acquire, develop and produce oil sands deposits located in the Athabasca Region of Alberta, Canada (the Triple 7 Joint Venture Agreement). As a result of this agreement, Township acquired one lease consisting of approximately 22,800 acres (the “Eagles Nest Prospect”) at a cost of $727,187. Pursuant to the terms of this agreement, OQI issued the Triple 7 Joint Venture 114,015 shares of its common stock with a fair value of $127,432, which was determined using the market price at the date of the transaction.

Township has also agreed to pay the Triple 7 Joint Venture partners, as ongoing fees, $146,242 ($150,000 CDN) in cash or common shares of OQI (at the discretion of the Company) on the first and second anniversary dates of the agreement. Any shares issued under the agreement are subject to “piggyback” registration rights. On the third anniversary date and each subsequent anniversary date of the agreement, Township agreed to pay the Triple 7 Joint Venture $438,725 ($450,000 CDN) until such time as the lease is surrendered or a commercial project has been identified.

In the event that Township receives a feasibility study, conducted by an independent third party, that indicates that a commercial project is economic and wishes to construct a commercial project, Township is required to notify the Triple 7 Joint Venture. Upon commencement of construction of such a commercial project Township agreed to pay the Triple 7 Joint Venture the sum of $5,849,664 ($6,000,000 CDN).

In addition to such payments Township has granted each of the three Triple 7 Joint Venture partners a royalty in the acquired leases of $0.03 ($0.03 CDN) on each barrel of crude bitumen produced, saved and sold or $146,242 ($150,000 CDN) per Joint Venture Partner, per year, whichever is greater. Such royalty is governed by the royalty procedure, which stipulates, among other things, that the royalty will be secured by a lien, first charge or security interest on the royalty lands, and that the royalty is assignable or transferable subject to a right of first offer to Township.

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
3.	PROPERTY AND EQUIPMENT — (continued)
d)	Alberta Oil Sands Lease — (continued)

On September 21, 2007, the Company acquired all of the rights of one of the three external joint venture partners for consideration of $49,939 ($50,000 CDN) plus the issuance of 250,000 shares of the Company’s common stock valued at $1,097,500 based on the September 20, 2007 closing market price of the shares. On June 17, 2008, the Company acquired the rights of the remaining external joint venture partners for aggregate consideration of $1,632,000 CDN and 640,000 shares of the Company’s common stock valued at $3,718,400 based on the June 17, 2008, closing market price. The Company’s obligation under the Triple 7 Joint Venture Agreement has therefore been eliminated.

As part of the acquisition of the lease, Township granted royalties as to $0.0057 ($0.0058 CDN) (net after a buy back) on each barrel of crude bitumen produced, saved and sold from the Eagles Nest Prospect.

The annual lease rental payable to the Province of Alberta for the Eagles Nest Prospect is $31,448 ($32,256 CDN) per year. The Company has paid the required lease rentals to maintain the lease in good standing.

e)	Oil Shale Rights

As at April 30, 2008 and July 31, 2008, the Company held seven oil shale exploration permits near Hudson Bay, Saskatchewan covering approximately 406,000 acres granted under The Oil Shale Regulations, 1964 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years. The permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease, pursuant to these regulations has been granted. The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, as required.

Annual rentals are payable in advance as to $0.10 ($0.10 CDN) per acre during the term of the permit. Required exploration expenditures to hold the permits are $0.39 ($0.40 CDN) per acre for the current year, $0.79 ($0.81 CDN) per acre for the remaining years of the permits and $1.18 ($1.21 CDN) per acre for each year that the permit is extended, as required.

As at April 30, 2008 and July 31, 2008, the Company held one oil shale exploration permit granted under The Petroleum and Natural Gas Regulations, 1969 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years totaling 83,769 acres in the same area near Hudson Bay, Saskatchewan. The permit provides for the right, license, privilege and authority to explore for oil shale within the permit lands.

The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, if required. This oil shale permit was acquired under a land sale work commitment bid for the first two years of the permit. The Company bid a total work commitment of $294,012 ($301,568 CDN) to be incurred during the first two years of the permit and the permit requires a further work commitment of $0.79 ($0.81 CDN) per acre for the last three years and $1.18 ($1.21 CDN) for each extension year plus annual rental payments of $0.10 ($0.10 CDN) per acre.

The Company has paid the required annual rental payments to maintain the permits in good standing.

f)	During the three months ended July 31, 2008 the Company had $2,814,179 in additions to equipment.

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
4.	ASSET RETIREMENT OBLIGATION

The Company’s obligations with respect to asset retirement relate to reclamation of an airstrip, camp site, access roads and reservoir test wells. The obligation is recognized when incurred at the present value of the estimated future reclamation cost using a discount rate of 7 percent and an inflation rate of 2.5 percent. The total undiscounted future obligation is estimated at approximately $6 million.

Continuity of Asset Retirement Obligation
Present value of obligation at April 30, 2008	$—
Liabilities incurred	794,267
Accretion expense	13,899

Present value of obligation at July 31, 2008	$808,166

5.	SUBSIDIARY OPTIONS OUTSTANDING

OQI acquired the non-controlling shareholder interest in OQI Sask in August 2006 (“the reorganization”). Certain stock options issued by OQI Sask remained outstanding after the reorganization. On exercise, each OQI Sask option may be exchanged into 8.23 Exchangeable Shares which are exchangeable into OQI common shares. Transactions in OQI Sask options during the three months ended July 31, 2008 and OQI Sask options outstanding at July 31, 2008 are detailed below.

		Weighted Average
	Number	Exercise Price (CDN)

Issued and outstanding, April 30, 2008	1,640,000	$16.96
Exercised and exchanged into shares of OQI common stock (note 6)	75,000	$16.83

Issued and outstanding, July 31, 2008	1,565,000	$16.97

	Number	Number	Weighted Average
Exercise	Outstanding at	Exercisable at	Remaining
Price (CDN)	July 31, 2008	July 31, 2008	Contractual Life
$0.50	75,000	75,000	1.28 years
$3.00	100,000	100,000	2.00 years
$6.00	515,000	515,000	2.53 years
$25.00	825,000	725,000	2.55 years
$50.00	50,000	25,000	3.00 years

	1,565,000	1,440,000	2.46 years

The 1,565,000 OQI Sask options outstanding at July 31, 2008 represent 12,879,950 Exchangeable Shares that would be issued on exercise of the OQI Sask options as a result of the completion of the acquisition of the non-controlling interest in OQI Sask (see note 6).

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
6.	PREFERRED SHARES

As detailed in the Company’s 2008 10-K filing, OQI acquired the non-controlling shareholder interest in OQI Sask in August 2006. Holders of OQI Sask common shares received Exchangeable Shares which can be exchanged into shares of OQI common stock at each holder’s option. Transactions in Exchangeable Shares during the three months ended July 31, 2008 are detailed below. For voting purposes holders of Exchangeable Shares are represented by one outstanding Series B preferred share which carries a number of votes equal to the number of Exchangeable Shares then outstanding.

		OQI Sask
		Exchangeable
	OQI Sask	Shares issuable on	Total
	Exchangeable	exercise of OQI	Exchangeable
	Shares	Sask options	Shares
Balance, April 30, 2008	27,952,840	13,497,200	41,450,040
OQI Sask options exercised (note 5)	617,250	(617,250)	—
Exchangeable Shares exchanged into shares of OQI common stock	(1,190,250)	—	(1,190,250)

Balance, July 31, 2008	27,379,840	12,879,950	40,259,790

7.	COMMON STOCK

On May 23, 2008, the Company issued 12,976,761 shares of common stock at a price of $4.20 per share for gross proceeds of $54,502,397 pursuant to a private placement. The Company paid an aggregate of $1,225,120 in fees to a syndicate of agents under the terms of an agency agreement.

On June 17, 2008, the Company issued 640,000 shares of the Company’s common stock as part of the consideration provided for the purchase of remaining rights of the external partners under the Triple 7 Joint Venture Agreement in the Eagles Nest Prospect (Note 3 d)).

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
8.	STOCK OPTIONS

At July 31, 2008, OQI had outstanding options under the Company’s 2006 Stock Option Plan (SOP 2006) to purchase that same number of shares as follows:

Stock option	Exercise	Number
Expiry Date	Price	of Options

February 17, 2009	$4.57	250,000
May 1, 2011	$6.75	1,000,000
August 14, 2011	$6.75	1,000,000
May 1, 2012	$6.75	1,000,000
May 1, 2013	$6.75	1,000,000
May 18, 2009	$6.00	30,000
August 23, 2008	$5.05	50,000
August 23, 2011	$5.05	2,860,000
October 2, 2011	$3.89	390,000
December 1, 2011	$5.25	50,000
June 29, 2012	$2.47	100,000
August 1, 2012	$4.27	4,067,000
August 31, 2012	$5.04	30,000
October 11, 2012	$4.60	150,000
January 11, 2013	$4.59	115,000
February 1, 2013	$3.37	200,000
March 14, 2013	$4.00	320,000
April 1, 2013	$3.97	10,000
April 16, 2013	$4.25	40,000
May 20, 2013	$4.79	200,000
May 23, 2013	$4.63	15,000
June 1, 2013	$4.57	60,000
July 15, 2013	$5.45	2,000,000

		14,937,000

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
8.	STOCK OPTIONS — (continued)

Included in the number of options outstanding at July 31, 2008 are 8,410,250 options that have not yet vested:

715,000	options at $5.05 which vest as to 357,500 in each of 2008 and 2009 on August 23;
100,000	options at $3.89 which vest as to 50,000 in each of 2008 and 2009 on October 2;
12,500	options at $5.25 which vest as to 6,250 in each of 2008 and 2009 on December 1;
50,000	options at $2.47 which vest as to 25,000 in each of 2009 and 2010 on June 29;
3,042,750	options at $4.27 which vest as to 1,014,250 in each of 2008, 2009 and 2010 on August 1;
15,000	options at $5.04 which vest as to 15,000 on August 31, 2008;
112,500	options at $4.60 which vest as to 37,500 in each of 2008, 2009, and 2010 on October 11;
86,250	options at $4.59 which vest as to 28,750 in each of 2009, 2010, and 2011 on January 11;
150,000	options at $3.37 which vest as to 50,000 in each of 2009, 2010, and 2011 on February 1;
240,000	options at $4.00 which vest as to 80,000 in each of 2009, 2010, and 2011 on March 14;
7,500	options at $3.97 which vest as to 2,500 in each of 2009, 2010, and 2011 on April 1;
30,000	options at $4.25 which vest as to 5,000 in each of 2009, 2010, and 2011 on April 16;
150,000	options at $4.79 which vest as to 50,000 in each of 2009, 2010 and 2011 on May 20;
11,250	options at $4.63 which vest as to 3,750 in each of 2009, 2010 and 2011 on May 23;
7,500	options at $4.57 which vest as to 2,500 in each of 2009, 2010 and 2011 on June 1;
25,000	options at $4.57 which vest as to 25,000 on June 1, 2009;
2,000,000	options at $5.45 which vest as to 500,000 on September 16, 2008 and 500,000 in each of 2008, 2009, 2010 and 2011 on July 15;
1,655,000	options at $5.05 (1,455,000) and $3.89 (200,000) which vest on or after dates between August 23 and December 1, 2009 as to 413,750 upon achieving a 750 million bitumen in place (“BIP”) barrel count defined as the high resource (P10) estimate of bitumen in place (as determined in accordance with National Instrument 51-101 “Standard of Disclosure for Oil and Gas Activities” issued by the securities regulatory authorities in Canada) and 413,750 options thereafter for each 250 million increase in the BIP barrel count.
8,410,250
A summary of the OQI’s stock option activity is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Balance, April 30, 2008	13,027,000	$5.22
Granted	2,275,000	$5.36
Exercised	(35,000)	$4.72
Expired	(330,000)	$5.84

Balance, July 31, 2008	14,937,000	$5.23

In addition to the above, OQI Sask has 1,565,000 outstanding options which may be exercised and exchanged into Exchangeable Shares whereby up to an additional 12,879,950 OQI common shares may be issued (note 5).
During the three months ended July 31, 2008, 2,275,000 options were granted and were accounted for using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected life (years)	5
Risk free interest rate	3.66%
Expected volatility	71%
Dividend yield	0%
As at July 31, 2008, the Company had unrecognized stock option compensation expense of $16,625,712 which will be recorded in future periods as options vest. The expense is expected to be recognized over a weighted-average period of 0.91 years. The intrinsic value of options exercised during the quarter ended July 31, 2008 was $53,100 (2007 — nil).

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
9.	WARRANTS

OQI had the following warrants outstanding to purchase that same number of common shares at July 31, 2008:

Expiry	Exercise	Number of
Date	Price	Warrants

December 5, 2009	$6.75	6,325,000

A summary of OQI’s share purchase warrant activity is as follows:

		Weighted
	Number	Average
	Of Warrants	Exercise Price

Balance, April 30, 2008	6,325,000	$6.75
Exercised	—	—
Warrants issued	—	—

Balance, July 31, 2008	6,325,000	$6.75

10.	FAIR VALUE MEASUREMENTS

Certain of the Company’s assets and liabilities are reported at fair value in the accompanying balance sheet. The following tables provide fair value measurement information for such assets and liabilities as of July 31, 2008 and April 30, 2008. Following the tables, additional information is provided for those liabilities in which the Company uses significant unobservable inputs (Level 3) to measure fair value.

As of July 31, 2008
Fair Value Measures Using:
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Carrying	Total Fair	Markets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets (Liabilities):
Securities Held for Sale	297,931	297,931	297,931	—	—
Asset Retirement Obligation	(808,166)	(808,166)	—	—	(808,166)

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
10.	FAIR VALUE MEASUREMENTS — (continued)

As of April 30, 2008
Fair Value Measures Using:
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Carrying	Total Fair	Markets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets (Liabilities):
Securities Held for Sale	390,733	390,733	390,733	—	—
Asset Retirement Obligation	—	—	—	—	—
Level 3 Fair Value Measurements
Asset retirement obligation — The fair values of the asset retirement obligations are estimated using internal discounted cash flow calculations based upon the Company’s estimates of future retirement costs. A summary of the asset retirement obligation is presented in Note 4.
11.	COMPREHENSIVE LOSS
Comprehensive loss includes net loss and all other non-owner changes in equity. Components of other comprehensive income and accumulated other comprehensive income for the three months ended July 31, 2008 and 2007 are presented in the Consolidated Statements of Common Stockholders’ Equity and Comprehensive Income.

	Three months ended July 31,
	2008	2007
Net Loss	$12,372,494	$6,190,484
Other comprehensive income
Unrealized (gain) loss on available for sale securities	—	(39,101)
Transfer of unrealized loss on available for sale securities to net loss	(141,970)	—
Foreign exchange (gain) loss on translation	6,971,829	(5,367,292)

Total Comprehensive Loss	$19,202,353	$784,091

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
12.	RELATED PARTY TRANSACTIONS
The step-mother of an executive of the Company is the sole shareholder of a company that facilitates local on-site labour and equipment rentals to the Company for field operations. For the three months ended July 31, 2008, $354,331 (2007 — $841,972) has been included in Exploration costs. These transactions are in the normal course of operations.
As at July 31, 2008, the Company had nil (July 31, 2007 — $304,465) payable to the above mentioned company.
The son of an executive of the Company is a 50% shareholder of a company that facilitates local on-site kitchen labour and catering functions to the Company for field operations. For the three months ended July 31, 2008, $111,507 (2007 — nil) has been included in Exploration costs. These transactions are in the normal course of operations.
As at July 31, 2008, the Company had nil (July 31, 2007 — nil) payable to the above mentioned company.
13.	SUBSEQUENT EVENTS

On August 1, 2008, the Board of Directors granted 5,226,000 stock options to directors, officers and employees. The exercise price of the options granted was $4.51 and was based on the closing price of the Company’s stock on the day immediately prior to the grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion addresses material changes in our results of operations and capital resources and uses for the three months ended July 31, 2008, compared to the three months ended July 31, 2007, and our financial condition and liquidity since April 30, 2008. It is presumed that readers have read or have access to our 2008 Annual Report on Form 10-K, which includes disclosure regarding critical accounting policies and estimates as part of Management’s Discussion and Analysis of Financial Condition and Results of Operation. Unless otherwise stated, all dollar amounts are expressed in U.S. dollars. All future payments in Canadian dollars have been converted to U.S. dollars using an exchange rate of $1.00 U.S. = $1.0257 CDN, which was the July 31, 2008 exchange rate.
Overview
Three Months Ended July 31, 2008
•	We named our project and prospect areas of interest to more clearly reference and communicate our operations and activities.

•	We announced independent third party resource estimates for our Axe Lake Discovery and Raven Ridge Discovery which have been disclosed in our Form 10-K.

•	We completed a private placement of 12.98 million shares of common stock at a price of $4.20 per share for total gross proceeds of $54.5 million.

•
We signed an exploration agreement establishing a formal economic relationship with the Northern Village of La Loche in Saskatchewan through which the environmental, social and economic aspects of our exploration activities related to the Northern Village of La Loche and certain other local communities will be managed.

•
We resumed our field activities following the shut down for spring break-up focusing on the installation and construction of the reservoir test program facilities, drilling of injection and observation wells for the reservoir test program and continued planning for our exploration programs for 2008-2009 as further described below.

•
We reported positive results of advanced laboratory and computer simulation studies by selected industry-leading experts specializing in reservoir structural analysis, petro-physical characteristics and reservoir production simulation testing to support our planned reservoir field test program using steam-based production methods and continued with our ongoing laboratory and reservoir simulation activities related to the Axe Lake Discovery.

•
We announced the appointment of our President & Chief Operating Officer and other executives as part of our growing management team along with increasing the size of our operations, reservoir and facilities engineering groups and relocating our corporate office in Calgary.

Operations Summary:
Exploration Programs
During the three months ended July 31, 2008, we focused on developing our 2008-2009 oil sands exploration plans for the Axe Lake, Raven Ridge, Wallace Creek and Eagles Nest areas and our oil shale exploration plans for the Pasquia Hills prospect. These planning activities included scouting seismic and exploration drilling targets, preparing regulatory applications and initiating consultation processes for approval of the planned activities. Activities within the Axe Lake Discovery and Raven Ridge Discovery areas will include continued delineation drilling of the identified bitumen resource.

We commenced delineation drilling in the Axe Lake area with two rigs in August 2008 with the objective of expanding the identified Axe Lake resource. We are also continuing with the interpretation of the 1,847 kilometres (1,149 miles) of 2D and 3D seismic data collected and processed in the 2007-2008 winter program. This interpretation is proving valuable in planning for the specific reservoir tests this year and in assessing the geological structures over our lands.
We expanded our baseline environmental programs in the Axe Lake and the Raven Ridge areas in anticipation of a comprehensive Environmental Impact Assessment report required as part of the application for regulatory approval for development of the Axe Lake Discovery. Other environmental work included initiating baseline environmental studies in the Wallace Creek and Eagles Nest prospect areas. We commissioned an active (continuous) air quality monitoring station at Axe Lake during the period, the first of its kind in northwest Saskatchewan, in addition to our passive (periodic) air monitoring activities which have been ongoing since 2005.
Axe Lake Discovery — Reservoir Development Activities

Following the announcement of our reservoir testing program at Axe Lake in 2007/2008 and spring break-up, we resumed site preparation activities for Test Site 1 in June 2008. Three phases of testing in the reservoir test program are planned:
Phase One considers up to three test sites (with varying overburden and pay thicknesses) with one vertical injection well and five vertical observation wells per test site (the vertical well program). The purpose of Phase One of the Axe Lake test program is to measure resource-specific heat and fluid movement under specific operating conditions on a field scale to complement our ongoing simulation and laboratory analysis studies. These Phase One tests, which focus on examining recovery processes based on steam and hot water, have received regulatory approval.
Phase Two of the test program will evaluate and analyze information gathered from Phase One regarding mobilization with steam and/or hot water by measuring field-scale response using horizontal wells. The program will also consider injecting mobilization agents other than steam, subject to regulatory approvals. The drilling of three single horizontal wells and up to fourteen additional vertical observation wells for Test Site 1 have received regulatory approvals. Two drilling rigs are currently on site in support of the test program.
Phase Three of the test program remains in the scoping phase; options being considered range from a continued reservoir test program to a technology feasibility pilot to a full commercial demonstration project. Development of a commercial project remains subject to regulatory and other contingencies such as successful reservoir tests, board of directors approvals, financing and other risks inherent in the oil sands industry (see risk factors as detailed in our Form 10-K).
As part of our Phase One activities in the period, ten 1,000-barrel heated liquid storage tanks were delivered and installed at the three test sites. The preliminary engineering contracts for the surface facilities for Test Site 2 were awarded and design work commenced. The major equipment required for steam generation (37 million Btu/hr) and water treatment passed factory acceptance tests in early June and was delivered to the Axe Lake test sites. Power generation facilities (1,000 Kwatt — diesel) were also delivered to Test Site 1 and most of this equipment has been installed in all-season building structures.
We completed several water source test wells at our test site locations which showed excellent fluid mobility and sufficient water withdrawal capacity to meet the needs of the Phase One reservoir test program. We conducted field tests to gather data on the geo-mechanical properties of the overburden in proximity of the planned test sites. To date, laboratory testing on the permeability characteristics of the overburden at various temperatures were completed, with results confirming the low permeability of the overlying overburden structure at the tested site, as part of the ongoing overburden characterization program. These results will be utilized in ongoing reservoir simulation activities to further refine our reservoir test program.

In September 2008 we intend to drill and complete the two remaining vertical wells for Test Site 1, commence the drilling of the three 750-metre horizontal wells (300 metres in the reservoir) at Test Site 1 and commence drilling two vertical wells at Test Site 3 for a short reservoir heating test designed to capture critical effective reservoir properties at the field scale to calibrate the reservoir simulator ahead of time and to maximize the probability of success on Test Site 1. We also plan to conduct heating tests on vertical wells and injection tests with steam and other mobilization agents in vertical and horizontal wells to confirm laboratory and simulation studies as we proceed with our reservoir test program.
At the present time, initial steam injection for the vertical well program at Test Site 1 is scheduled to start in November 2008, an approximately one month delay from the previously announced timeline, due to the acceleration of plans for drilling the horizontal wells at Test Site 1 and minor delays experienced in the delivery of down-hole instrumentation strings for the observation wells in the vertical well program. Steam injection into the horizontal wells will begin following initial results from this vertical well program.
As part of the overall Axe Lake development plans, we continue to conduct advanced economic feasibility, financial planning and risk assessment studies for full commercial development and the commissioning of an independent study of infrastructure and bitumen markets to complement our development planning process. We have initiated the conceptual engineering work for a commercial project, which includes focusing on thermal recovery parameters, water discharge and carbon-capture readiness designs. Preparation for the next engineering phase, the Design Basis Memorandum (“DBM”), has begun with the process to select qualified engineering, procurement and construction firms which includes preparation of the request for proposals, along with scope of services definitions for the DBM phase. Development of a commercial project remains subject to regulatory and other contingencies such as successful reservoir tests, board of directors approvals, financing and other risks inherent in the oil sands industry (see risk factors as detailed in our Form 10-K).
Pasquia Hills Oil Shale Prospect
During the period ended July 31, 2008, the Company initiated an exploratory drilling program on its oil shale permits in eastern Saskatchewan. These activities included filing applications and receiving regulatory approvals for drilling up to ten locations, surveying drill locations, negotiating and obtaining access rights and contracting for the required services. All arrangements are complete and we expect to commence exploration drilling on these permits in September 2008.
Outlook
Over the next twelve months we will continue the activities necessary to establish a commercial development plan for the Axe Lake Discovery, including aggressively advancing the reservoir test programs in order to evaluate an optimum in-situ oil sands recovery process. We expect to select one or more recovery technology options, conduct one or more technology feasibility tests and commence development of a commercial project. Development of a commercial project remains subject to regulatory and other contingencies such as successful reservoir tests, board of directors approvals, financing and other risks inherent in the oil sands industry (see risk factors as detailed in our Form 10-K).
In addition, we will continue to conduct extensive exploration programs to further define the location, extent and quality of the potential oil sands resource at the Axe Lake Discovery, Raven Ridge, Wallace Creek and Eagles Nest Prospects. We have engaged McDaniel & Associates to conduct an independent evaluation in accordance with National Instrument 51-101 (Canada) which is intended to provide an interim sub-classification of our discovered and undiscovered resource estimates on certain portions of the Axe Lake and Raven Ridge Discoveries as contingent resources and prospective resources as additional technical data is gathered, analysed and evaluated. We currently expect this first interim sub-classification evaluation to be prepared by the end of December 2008. See the description of the classification of our resources in Part I, Item 2, of our Form 10-K under the heading “Properties and Statement of Oil and Gas Information” and the risk factor in our Form 10-K titled “ Location of Discovery Areas; Classification of Resources”. We have also commenced an exploratory drilling program on the Pasquia Hills oil shale prospect and will continue to research potential methods for kerogen recovery from oil shales.

Liquidity and Capital Resources
At April 30, 2008 the Company held cash and short term investments totaling $46.3 million.
On May 23, 2008 the Company issued 12,976,761 shares of common stock at a price of $4.20 per share for gross proceeds of $54,502,397 pursuant to a private placement. The Company paid an aggregate of $1,225,120 in fees to a syndicate of agents under the terms of the agency agreement.
During the three months ended July 31, 2008, the Company expended $16.8 million on operations and $4.6 million on capital expenditures and received $1.2 million from the exercise of options to purchase OQI Sask Exchangeable shares. One of the main capital expenditures in the quarter ended July 31, 2008 was the acquisition of the interests of the remaining external joint venture partners in the Eagles Nest Prospect. The joint venture partners’ interests were acquired for aggregate consideration of $1,632,000 CDN and 640,000 shares of the Company’s common stock valued at $3,718,400.
At July 31, 2008 the Company held cash and short term investments totaling $79.5 million. At August 29, 2008 the Company held cash and short term investments totaling $70.2 million.
Our planned activities over the next twelve months as outlined in our Form 10-K and above will require expenditures of up to $200 — $250 million if carried out as planned. If we accelerate commercial development at Axe Lake or any of our other prospects, our cash requirements over the next two years will increase significantly from the amounts noted above. Additional funding may also be required if our current planned activities are changed in scope or if actual costs differ from estimates of current plans. We believe the Company will have access to sufficient funding and sources of capital for its planned activities over the next twelve months. However, we constantly and actively monitor our expenditure budgets, and if need be, we adjust our expenditure plans to meet our funding capacity. However, our inability to fund our planned activities may result in delays of our business objectives, and in some cases, may not allow us to meet our objectives. It is expected that the Company will continue to need further funding, and we plan to fund future operations by way of financing, including a public offering or private placement of equity or debt securities. Our development strategy also includes considering partners on a joint venture basis on our specific projects to fund the development of such projects in a timely and responsible manner. However, we cannot provide assurance that debt or equity financing or joint venture partner arrangements will be available to us on acceptable terms, if at all, to meet these requirements. The Company has no revenues, and its operating results, profitability and the future rate of growth depend solely on management’s ability to successfully implement the business plans and raise further funding.
Results of Operations
Net Loss
Three Months ended July 31, 2008 as compared to three months ended July 31, 2007. The Company experienced a net loss of $12,372,494 or $0.05 per share for the three months ended July 31, 2008 as compared to a net loss of $6,190,484 or $0.03 per share for the three months ended July 31, 2007. The Company expects to continue to incur operating losses and will continue to be dependent on additional equity or debt sales and/or property joint ventures to fund its activities in the future.

Exploration costs
Three months July 31, 2008 as compared to three months ended July 31, 2007. Exploration costs for the three months ended July 31, 2008 were $10,472,741 (2007 — $5,041,518). The Operations Summary above provides a summary of the exploration activities conducted in the three months ended July 31, 2008. Exploration expenditures in the three months ended July 31, 2007 related mainly to extensive seismic and magnetic survey activities and baseline environmental studies.
In the quarter ended July 31, 2008 the Company determined that it had sufficient information to make a reasonable estimate of future reclamation costs and therefore recognized an Asset Retirement Obligation (“ARO”) in the amount of $808,166. The ARO is the estimated present value of future reclamation costs. The estimated future amount is escalated by an estimated inflation rate of 2.5% and discounted using a discount rate of 7%.
General and administrative
Cash consideration
Three months ended July 31, 2008 as compared to three months ended July 31, 2007. General and administrative expenses settled with cash for the three months ended July 31, 2008 were $3,682,834 (2007 — $1,716,439). Expenditures in the three month period ended July 31, 2008 consist of salaries ($1 million), legal and other professional fees ($1 million), foreign exchange loss ($0.7 million), general office costs ($0.5 million), communications and investor relations ($0.4 million) and insurance ($0.1 million). General and administrative expenses in the three months ended July 31, 2007 consist of salaries ($0.8 million), legal and other professional fees ($0.5 million), general office costs ($0.2 million), communications and investor relations ($0.2 million) and insurance ($0.1 million). At July 31, 2007 there were 22 employees including 3 seasonal field employees, at July 31, 2008 there were 72 employees including 30 seasonal field employees. The increase this quarter as compared to the same quarter in the prior year is consistent with increased activities as discussed above. The foreign exchange loss in the three months ended July 31, 2008 results mainly from holding Canadian funds in the parent company while the value of the Canadian dollar declined compared to the U.S. dollar.
Stock-based consideration
Three months ended July 31, 2008 as compared to three months ended July 31, 2007. Stock-based consideration expense for the three months ended July 31, 2008 was $2,119,754 (2007 — $1,184,207). Stock-based consideration expense for the three months ended July 31, 2008 consists of stock-based compensation related to the issuance of options to directors, officers, employees and consultants. Stock-based consideration expense for the three months ended July 31, 2007 consisted of stock-based compensation related to the issuance of options to directors, officers, employees and consultants and to bonus shares issued to employees. The fair value of the stock options was estimated using the Black-Scholes valuation model consistent with the provisions of SFAS No. 123R. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the expected stock price volatility determined using the historical volatility of the price of shares of the Company’s common stock. The increase this quarter as compared to the same quarter in the prior year is consistent with the increased number of employees as noted above. Stock-based compensation is a non-cash expense. The average value of the stock options issued during the quarter ended July 31, 2008 using the Black-Scholes valuation model was $3.28 (July 31, 2007 — $2.19).

Depreciation and accretion
Three months ended July 31, 2008 as compared to three months ended July 31, 2007. Depreciation and accretion expense for the three months ended July 31, 2008 was $317,726 (2007 — $236,229). Depreciation expense relates to camp facilities, equipment and corporate assets which are being depreciated over their useful lives of three to five years. Accretion expense relates to the asset retirement obligation recognized on the airstrip, camp site, access roads and reservoir test wells which is being brought into income over a period of 30 years. The change from the quarter ended July 31, 2007 to the quarter ended July 31, 2008 is not significant and relates to the increase in assets held during the year.
Interest income
Three months ended July 31, 2008 as compared to three months ended July 31, 2007. Interest income for the three months ended July 31, 2008 was $429,278 (2007 — $567,965). Interest income is earned because the Company pre-funds its activities resulting in cash on hand which is invested in short-term deposits. The decrease in interest income this quarter as compared to the same quarter in the prior year reflects the decrease in market interest rates over the intervening year. Average cash balances were comparable in the two periods.
Income tax recovery
Three months ended July 31, 2008 as compared to three months ended July 31, 2007. The income tax recovery for the three months ended July 31, 2008 was $3,791,283 (2007 — $1,419,944). The income tax recovery for the three months ended July 31, 2008 and July 31, 2007 relates to the loss reported for the period. The deferred tax liability reported on the balance sheet is mainly related to the book value of property which will not be deductible for tax purposes and is related to the Company’s 2006 acquisition of the minority interest in OQI Sask. This liability is drawn down by the tax effect of expenses of the period which are expected to be deductible for tax purposes in future years.
Recently Issued Accounting Standards Not Yet Adopted
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of July 31, 2008, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on the evaluation as of July 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934) were effective.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the information included in Item 1. “Description of Business — Risk Factors” in our 2008 Annual Report on Form 10-K filed on June 27, 2008.
Item 2. Unregistered Sales of Equity Securities
Following are descriptions of all unregistered equity securities of the Company sold during the last fiscal quarter and as of August 29, 2008, excluding transactions that were previously reported on Form 10-K or Form 8-K.
On July 15, 2008, pursuant to the Company’s 2006 Stock Option Plan, the Company granted options to our designated President and Chief Operating Officer of the Company to purchase up to 2,000,000 shares of Common Stock at $5.45 per share until July 15, 2013, subject to vesting, as compensation for his appointment. The options were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act. No commissions or remuneration was paid for this issuance.
On August 1, 2008, pursuant to the Company’s 2006 Stock Option Plan, the Company granted 5,226,000 options to directors, officers and employees to purchase up to 5,226,000 shares of common stock at $4.51 per share until August 1, 2013, subject to vesting, as compensation for services provided. The options were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act. No commissions or other remuneration were paid for this issuance.

Item 6. Exhibits

3.1	Articles of Incorporation, as amended. (1), (2), (3), (4), (5)

3.2	By laws, as amended. (6)(7)

10.1	Employment Agreement with Jamey Fitzgibbon, filed herewith.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10-SB, filed October 14, 1999; and Form 8-K, filed November 29, 2004.

(2)	Incorporated by reference from Form 10-QSB dated December 14, 2005.

(3)	Incorporated by reference from Form 8-K dated March 13, 2006.

(4)	Incorporated by reference from Form 8-K dated August 14, 2006.

(5)	Incorporated by reference herein from Form 10-QSB filed December 15, 2006.

(6)	Incorporated by reference herein from Form 8-K filed July 26, 2007.

(7)	Incorporated by reference herein from Form 8-K filed November 23, 2007.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

OILSANDS QUEST INC.

Date: September 9, 2008	By:	/s/ Christopher H. Hopkins
Christopher H. Hopkins, President,
Chief Executive Officer and Director

Date: September 9, 2008	By:	/s/ Karim Hirji
Karim Hirji, Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Employment Agreement with Jamey Fitzgibbon, filed herewith.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.