Form 10-Q
period 2008-10-31
Oilsands Quest Inc
filed 2008-12-09
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from.............to..........

Commission File Number 1-6702

OILSANDS QUEST INC.

(Exact name of issuer as specified in its charter)

Colorado

(State or other jurisdiction of I.R.S. Employer

incorporation or organization)

98-0461154

(I.R.S. Employer

Identification No.

800, 326 - 11th Avenue SW,

Calgary, Alberta, Canada T2R 0C5

(Address of principal executive offices)

(403) 263-1623

(Issuer’s telephone number)

________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of large accelerated filer, accelerated filer, non-accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filerX Accelerated filer ___ Non-accelerated filer ___ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES____ NO ☒

As of December 1, 2008, there were 240,031,644 shares of common stock issued and outstanding

OILSANDS QUEST INC.
FORM 10Q FOR THE QUARTER ENDED
OCTOBER 31, 2008

Part I. Financial Information

Item 1. Financial Statements

Unaudited Consolidated Balance Sheets as of October 31, 2008 and April 30, 2008	3

Unaudited Consolidated Statements of Operations for the Three and Six Months Ended October 31, 2008 and 2007 and for the period from Inception on April 3, 1998 to October 31, 2008	4

Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Six Months Ended October 31, 2008 and 2007	5

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended October 31, 2008 and 2007 and for the period from Inception on April 3, 1998 to October 31, 2008	6

Unaudited Notes to Consolidated Financial Statements	7

Cautionary Statement about Forward Looking Information	18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4. Controls and Procedures	28

Part II Other Information

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 5. Other Information	30

Item 6. Exhibits	30

Signatures	31

OILSANDS QUEST INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	October 31,	April 30,
	2008	2008
ASSETS
Current Assets:
Cash and cash equivalents	$51,958,179	$26,498,038
Accounts receivable	2,188,064	3,363,642
Short-term investments	28,565,556	19,811,788
Prepaid expenses	780,770	562,593
Available for sale securities	29,596	390,733

Total Current Assets	83,522,165	50,626,794

Property and Equipment (note 3)	509,923,969	595,611,114

Total Assets	$593,446,134	$646,237,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (note 12)	$25,370,259	$16,400,508
Flow-through share premium liability (note 7)	1,577,144	—

Total Current Liabilities	26,947,403	16,400,508

Deferred Taxes	102,405,910	137,577,448
Asset Retirement Obligation (note 4)	3,528,883	—

	132,882,196	153,977,956

STOCKHOLDERS’ EQUITY
Capital Stock
Preferred stock, par value of $0.001 each, 10,000,000 shares authorized, 1 Series B Preferred share outstanding (note 6)	1	1
Common stock, par value of $0.001 each, 750,000,000 shares authorized 240,031,644 and 213,861,958 shares outstanding at October 31, 2008 and April 30, 2008 respectively (notes 5, 6, 7, 8 and 9)	240,031	213,862
Additional Paid-in Capital	782,892,799	678,774,284
Deficit Accumulated During Exploration Stage	(285,912,255)	(230,306,540)
Other Comprehensive (Loss) Income	(36,656,638)	43,578,345

Total Stockholders’ Equity	460,563,938	492,259,952

Total Liabilities and Stockholders’ Equity	$593,446,134	$646,237,908

Subsequent events (note 13)
See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

					From
					Inception on
					April 3, 1998
	Three Months Ended		Six Months Ended		through to
	October 31,		October 31,		October 31,
	2008	2007	2008	2007	2008
Expenditures

Exploration costs	$37,274,533	$17,509,171	$47,747,275	$22,550,689	$182,017,214

General and administrative
Cash consideration	8,091,693	1,354,112	11,774,526	3,070,549	41,282,332
Stock-based consideration (note 8)	9,305,369	7,665,451	11,425,123	8,849,658	115,725,587
Depreciation and accretion	453,436	265,843	771,162	502,073	2,211,554

	55,125,031	26,794,577	71,718,086	34,972,969	341,236,687

Other Items

Interest income	(365,802)	(541,906)	(795,080)	(1,109,870)	(5,067,798)
Gain on extinguishment of certain liabilities	—	—	—	—	(936,469)

Net loss before income tax recovery and non-controlling shareholder interest	54,759,229	26,252,671	70,923,006	33,863,099	335,232,420

Income tax recovery	(11,526,008)	(5,814,000)	(15,317,291)	(7,233,944)	(41,196,911)

Net loss before non-controlling shareholder interest	43,233,221	20,438,671	55,605,715	26,629,155	294,035,509

Non-controlling shareholder interest (note 5)	—	—	—	—	(8,123,254)

Net Loss	$42,233,221	$20,438,671	$55,605,715	$26,629,155	$285,912,255

Net Loss Per Share	$0.17	$0.09	$0.22	$0.12

Weighted Average Number of Common Shares Outstanding (note 6)	259,498,487	218,370,100	255,811,160	216,739,261

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Unaudited)

						Accumulated	Deficit
						Other	Accumulated	Total
	Common Stock		Preferred Stock		Additional Paid	Comprehensive	During the	Stockholders’
	Shares	Par Value	Shares	Par Value	in Capital	(Loss) Income	Exploration Stage	Equity
Balance, April 30, 2008	213,861,958	$213,862	1	$1	$678,774,284	$43,578,345	$(230,306,540)	$492,259,952
Common stock issued for:
Cash	23,784,917	23,785	—	—	91,215,543	—	—	91,239,328
Property (note 3 d))	640,000	640	—	—	3,717,760	—	—	3,718,400
Premium on flow-through shares allocated to liability	—	—	—	—	(1,802,753)	—	—	(1,802,753)
Stock option exercises	35,000	35	—	—	165,115	—	—	165,150
Exchange of OQI Sask Exchangeable Shares	1,709,769	1,709	—	—	(1,709)	—	—	—
Stock-based compensation expense	—	—	—	—	11,425,123	—	—	11,425,123
Share issue costs	—	—	—	—	(2,123,489)	—	—	(2,123,489)
Proceeds from exercise of subsidiary options (post reorganization)	—	—	—	—	1,522,925	—	—	1,522,925
Other comprehensive income								—
Transfer of unrealized loss to net loss	—	—	—	—	—	141,970	—	141,970
Exchange loss on translation	—	—	—	—	—	(80,376,953)	—	(80,376,953)
Net Loss	—	—	—	—	—	—	(55,605,715)	(55,605,715)

Balance, October 31, 2008	240,031,644	$240,031	1	$1	$782,892,799	$(36,656,638)	$(285,912,255)	$460,563,938

Balance, April 30, 2007	164,624,278	$164,624	1	$1	$519,265,628	$(1,161,099)	$(131,435,609)	$386,833,545
Common stock issued for:
Cash	20,638,349	20,639	—	—	58,365,787	—	—	58,386,426
Premium on flow-through shares allocated to liability	—	—	—	—	(1,493,275)	—	—	(1,493,275)
Property	750,000	750	—	—	3,291,750	—	—	3,292,500
Employee compensation	44,000	44	—	—	116,387	—	—	116,431
Exchange of OQI Sask Exchangeable Shares	4,739,079	4,739	—	—	(4.739)	—	—	—
Stock-based compensation expense	—	—	—	—	8,733,227	—	—	8,733,227
Share issue costs	—	—	—	—	(2,773,486)	—	—	(2,773,486)
Proceeds from exercise of subsidiary options (post reorganization)	—	—	—	—	289,715	—	—	289,715
Other comprehensive income
Unrealized loss on available for sale securities	—	—	—	—	—	(30,393)	—	(30,393)
Exchange gain on translation	—	—	—	—	—	70,893,465	—	70,893,465
Net Loss	—	—	—	—	—	—	(26,629,155)	(26,629,155)

Balance, October 31, 2007	190,795,706	$190,796	1	$1	$585,790,994	$69,701,973	$(158,064,764)	$497,619,000

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on April 3, 1998
	Six Months Ended October 31,		Through to
	2008	2007	October 31, 2008
Operating Activities
Net loss	$(55,605,715)	$(26,629,155)	$(285,912,255)
Non-cash adjustments to net loss
Stock-based compensation expense	11,425,123	8,733,227	68,878,120
Deferred income tax (recovery)	(15,317,291)	(7,233,944)	(40,275,739)
Depreciation and accretion	771,162	502,073	2,211,554
Operating expenses paid with shares	—	116,431	11,070,439
Non-controlling shareholder interest	—	—	(8,123,254)
Non-cash financing expense	—	—	36,472,143
Gain on extinguishment of certain liabilities	—	—	(936,469)
Write off of exploration property	—	—	856,359
Other	145,908	—	272,128
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	378,737	(1,286,181)	(2,359,201)
Accounts payable	14,038,472	5,659,940	32,198,892

Cash Used in Operating Activities	(44,163,604)	(20,137,609)	(185,647,283)

Investing Activities
Capital expenditures	(6,843,535)	(2,801,889)	(78,838,767)
Short-term investment	(8,753,768)	—	(28,565,556)
Other investments	116,824	—	(548,048)
Changes in Non-Cash Working Capital
Accounts payable	723,676	—	723,676

Cash used in Investing Activities	(14,756,803)	(2,801,889)	(107,228,695)

Financing Activities
Issuance of shares for cash	89,280,989	55,612,940	329,017,905
Bank loan	—	(21,207,500)	—
Shares issued on exercise of subsidiary options and warrants post reorganization	1,522,925	289,715	4,176,336
Shares issued by subsidiary to non-controlling interest	—	—	7,663,666
Convertible debentures	—	—	8,384,496

Cash Provided by Financing Activities	90,803,914	34,695,155	349,242,403

Inflow of Cash	31,883,507	11,755,657	56,366,425
Effects of exchange rate changes on cash	(6,423,366)	3,240,331	(4,408,246)
Cash and cash equivalents, Beginning of Period	26,498,038	32,393,871	—

Cash and cash equivalents, End of Period	$51,958,179	$47,389,859	$51,958,179

Non-Cash Financing Activities
Common stock issued for properties	$3,718,400	$3,292,500	$10,848,342

Warrants granted on purchase of properties	$—	$—	$1,763,929

Common stock issued for services	$—	$116,431	$10,504,594

Common stock issued for debt settlement	$—	$—	$28,401,029

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
1.	DESCRIPTION OF BUSINESS AND FUTURE OPERATIONS

Oilsands Quest Inc. (“OQI”) together with its subsidiaries, (collectively the “Company”) is in the exploration stage and follows the guidance for a development stage company as defined in Statement No. 7 of the Financial Accounting Standards Board. The principal business activity is the exploration and development of natural resource properties in Canada.

To date, the Company has not earned revenue from any of its natural resource properties, and none of its estimated resources have been classified as proved reserves. The Company expects that significant additional exploration and development activities will be necessary to establish proved reserves, and to develop the infrastructure necessary to facilitate production, if any, from the estimated resources.

As at October 31, 2008, the Company has working capital of $58 million. The Company believes that it has sufficient funds to maintain its interests in the existing properties, to complete the announced testing activities at its Axe Lake Property, and to maintain other core activities, which include internal operations and general corporate expenditures through April 2010. The Company monitors its expenditure budgets and adjusts its expenditure plans to conform to available funding. However, additional funding will be required to complete the exploration or development activities, or for changes in the nature or cost of the activities currently planned.

The Company plans to fund future exploration and development activities by way of financings such as a public offering or private placement of debt or equity securities. Current conditions in the global and financial markets have currently limited the availability of these resources. The Company’s development strategy also includes considering partners on a joint venture basis. However, the Company cannot provide any assurance that debt or equity financing or joint venture partner arrangements will be available on acceptable terms, if at all, to meet future requirements.

These financial statements have been prepared on a going concern basis in accordance with generally accepted accounting principles. The going concern basis assumes that the Company will continue its operations for the foreseeable future and realize its assets and discharge its liabilities in the normal course of business. The Company has no revenues and no near term prospects for revenue, and its operating results, profitability and any future growth are dependent on management’s ability to successfully implement the business plans, including accessing future funding.  If the Company is not able to develop its natural resource properties to a commercial stage, or if the going concern is otherwise not appropriate in future periods, adjustments to the amounts recorded for, and classification of, assets and liabilities may be necessary.

2.	BASIS OF PRESENTATION

These consolidated financial statements have been prepared in accordance with United States of America Generally Accepted Accounting Principles (“US GAAP”) and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial statements. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending April 30, 2009. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements and notes included herein have been prepared on a basis consistent with and should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended April 30, 2008 as filed in its annual report on Form 10-K, however, certain comparative figures have been reclassified to conform to current financial statement presentation.

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
2.	BASIS OF PRESENTATION – (continued)

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

Recently issued Accounting Standards Not Yet Adopted

In December 2007 the FASB issued Statement of Financial Accounting Standards No. 141R (SFAS 141R), which replaced SFAS No. 141, “Business Combinations”. SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination.

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

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
2.	BASIS OF PRESENTATION – (continued)

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

3.	PROPERTY AND EQUIPMENT

			Canadian Dollars
	October 31,	April 30,	October 31,	April 30,
	2008	2008	2008	2008
Saskatchewan Oil Sands Rights
Permits	$460,453,417	$546,074,183	$558,098,545	$553,464,258
Licenses	1,913,838	2,306,274	2,328,184	2,328,184
Alberta Oil Sands Rights
Permits	29,372,011	35,394,800	35,731,051	35,731,051
Leases	6,499,467	2,426,940	7,906,602	2,449,996
Oil Shale Rights (Permits)	3,893,437	4,621,245	4,766,815	4,766,815
Equipment	9,648,663	6,297,687	11,391,889	6,357,630

Less: Accumulated Depreciation	(1,856,864)	(1,510,015)	(2,248,216)	(1,524,360)

Net Book Value	$509,923,969	$595,611,114	$617,974,870	$603,573,574

Most of the Company’s Property and Equipment is recorded in Canadian subsidiaries which use the CDN dollar as their functional currency. As a result, Property and Equipment includes a negative foreign exchange translation adjustment of $99,448,182 that is due to the decrease in the value of the CDN dollar as compared to the U.S. dollar from April 30, 2008 to October 31, 2008. The translation adjustment arises in the translation of the financial statements of Canadian subsidiaries from their CDN dollar functional currency to the U.S. dollar reporting currency. As the value of the CDN dollar continues to fluctuate as compared to the U.S. dollar it is expected that significant exchange translation adjustments will continue to occur in subsequent reporting periods.
a)	Saskatchewan Oil Sands Permits

As at April 30, 2008 and October 31, 2008, the Saskatchewan oil sands permits comprised an area of approximately 508,080 acres. The oil sands permits were granted by the Province of Saskatchewan in 2004 under The Oil Shale Regulations, 1964 as amended, revised or substituted from time to time, for a term of five years. Oil Sands is a defined term in the regulations. The oil sands permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil sands or oil shale until a lease, pursuant to these regulations, has been granted. The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, as required. The permits, when granted, were subject to annual rental payments and certain levels of expenditures annually pursuant to the terms of the permits and government regulations. The annual rentals are payable in advance as to $0.08 ($0.10 CDN) per acre for the remaining term of the permits. The required exploration expenditures to hold the permits are $0.66 ($0.81 CDN) per acre for the remaining year of the permits and $0.99 ($1.21 CDN) per acre for each year that the permits are extended. The permits are also subject to a $0.04 per barrel royalty once production begins.

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
3.	PROPERTY AND EQUIPMENT – (continued)
a)	Saskatchewan Oil Sands Permits – (continued)

The Saskatchewan permit lands constitute a single asset for accounting purpose. The Company has paid all required annual rental payments and has complied with the annual exploration expenditure requirements to maintain the permits in good standing.

The carrying value of the Saskatchewan oil sands permits reflects the market price of the Company’s shares at the time of the August 2006 reorganization in which the minority interest in the Saskatchewan oil sands permits was acquired for shares of the Company’s stock. Based on internal net asset value calculations, the carrying value of the Saskatchewan oil sands permits is supported by the estimated fair value of the 508,080 acres of permit lands. The Company will continue to monitor the value of this asset in light of capital and commodity market conditions.

b)	Saskatchewan Oil Sands Licenses

As at April 30, 2008 and October 31, 2008, the Saskatchewan oil sands licenses comprised an area totaling 109,920 acres. The licenses were granted by the Province of Saskatchewan on August 13, 2007, under The Petroleum and Natural Gas Regulations, 1969, as amended revised or substituted from time to time, for a term of five years for an aggregate cost of $2,140,233 ($2,249,089 CDN). The licenses provide for the exclusive right to search for oil sands on the lands granted and to win, recover, extract, carry off, dispose of and sell the oil sands products found on the license lands.

The oil sands licenses were acquired in a public offering of Crown Oil Sands Rights and provide the opportunity to convert up to 100% of the licenses to a production lease on the basis of one section of land (640 acres) for every well that intersects an oil sands zone. Licenses require annual rental payments of $0.58 ($0.71 CDN) per acre. The Company has paid all required rental payments for the licenses granted.

c)	Alberta Oil Sands Permits

As at April 30, 2008 and October 31, 2008, the Alberta oil sands permits comprised an area of 112,599 acres. The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the exclusive right to drill for, win and work for oil sands on the permit lands and the opportunity to convert up to 100% of the permits to an oil sands production lease following the completion of specified work requirements. Permits are granted for a five year primary term and require annual rental payments of $1.17 ($1.42 CDN) per acre.

The permits are comprised of six permits, four of the permits totaling 67,053 acres comprise the Raven Ridge Prospect and the remaining two permits totaling 45,546 acres comprise the Wallace Creek Prospect.

The Alberta permit lands constitute two assets (“Raven Ridge Prospect” and “Wallace Creek Prospect”) for accounting purposes and the carrying value of each is supported by the estimated fair value of each prospect. The Company has paid all required annual rental payments to maintain the permits in good standing.

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

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
3.	PROPERTY AND EQUIPMENT – (continued)
d)	Alberta Oil Sands Lease – (continued)

Township agreed to pay the Triple 7 Joint Venture partners, as ongoing fees, $123,304 ($150,000 CDN) in cash or common shares of OQI (at the discretion of the Company) on the first and second anniversary dates of the agreement. Any shares issued under the agreement were subject to “piggyback” registration rights. On the third anniversary date and each subsequent anniversary date of the agreement, Township agreed to pay the Triple 7 Joint Venture $369,913 ($450,000 CDN) until such time as the lease was surrendered or a commercial project was identified. Also, if Township received a feasibility study, conducted by an independent third party that indicated that a commercial project was economic and wished to construct a commercial project, Township was required to notify the Triple 7 Joint Venture. Upon commencement of construction of such a commercial project Township was to pay the Triple 7 Joint Venture the sum of $4,932,182 ($6,000,000 CDN).

In addition to such payments Township had granted each of the three Triple 7 Joint Venture partners a royalty in the acquired leases of $0.025 ($0.03 CDN) on each barrel of crude bitumen produced, saved and sold or $123,304 ($150,000 CDN) per Joint Venture Partner, per year, whichever was greater. Such royalty was governed by the royalty procedure, which stipulated, among other things, that the royalty would be secured by a lien, first charge or security interest on the royalty lands, and that the royalty was assignable or transferable subject to a right of first offer to Township.

On September 21, 2007, the Company acquired all of the rights of one of the three external joint venture partners for consideration of $49,939 ($50,000 CDN) plus the issuance of 250,000 shares of the Company’s common stock valued at $1,097,500 based on the September 20, 2007 closing market price of the shares. On June 17, 2008, the Company acquired the rights of the remaining external joint venture partners for aggregate consideration of $1,600,626 ($1,632,000 CDN) and 640,000 shares of the Company’s common stock valued at $3,718,400 based on the June 17, 2008 closing market price. The Company’s obligations under the Triple 7 Joint Venture Agreement have therefore been eliminated.

As part of the acquisition of the lease, Township granted royalties as to $0.0047 ($0.0058 CDN) (net after a buy back) on each barrel of crude bitumen produced, saved and sold from the Eagles Nest Prospect.

The annual lease rental payable to the Province of Alberta for the Eagles Nest Prospect is $26,515 ($32,256 CDN) per year. The Company has paid the required lease rentals to maintain the lease in good standing.

e)	Oil Shale Rights

As at April 30, 2008 and October 31, 2008, the Company held seven oil shale exploration permits near Hudson Bay, Saskatchewan covering 405,961 acres granted under The Oil Shale Regulations, 1964 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years. The permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease, pursuant to these regulations has been granted. The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, as required.

Annual rentals are payable in advance as to $0.08 ($0.10 CDN) per acre during the term of the permit. Required exploration expenditures to hold the permits are $0.33 ($0.40 CDN) per acre for the current year, $0.66 ($0.81 CDN) per acre for the remaining years of the permits and $0.99 ($1.21 CDN) per acre for each year that the permit is extended, as required.

As at April 30, 2008 and October 31, 2008, the Company held one oil shale exploration permit granted under The Petroleum and Natural Gas Regulations, 1969 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years totaling 83,769 acres in the same area near Hudson Bay, Saskatchewan.

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
3.	PROPERTY AND EQUIPMENT – (continued)
e)	Oil Shale Rights – (continued)

The permit provides for the right, license, privilege and authority to explore for oil shale within the permit lands.

The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, if required. This oil shale permit was acquired under a land sale work commitment bid for the first two years of the permit. The Company bid a total work commitment of $247,898 ($301,568 CDN) to be incurred during the first two years of the permit and the permit requires a further work commitment of $0.66 ($0.81 CDN) per acre for the last three years and $0.99 ($1.21 CDN) for each extension year plus annual rental payments of $0.08 ($0.10 CDN) per acre. Through the exploration program conducted to the end of the period, the Company has fulfilled its work commitment for the term of the permit.

The Company has paid the required annual rental payments to maintain the permits in good standing.

f)	During the six months ended October 31, 2008 the Company had $4,810,112 in additions to equipment.
4.	ASSET RETIREMENT OBLIGATION

The Company’s obligations with respect to asset retirement relate to reclamation of an airstrip, camp site, access roads and reservoir test holes. The obligation is recognized when incurred at the present value of the estimated future reclamation cost using a discount rate of 7 percent and an inflation rate of 2.5 percent. At October 31, 2008, the total undiscounted future obligation is estimated at approximately $10.5 million.

Continuity of Asset Retirement Obligation
Present value of obligation at April 30, 2008	$—
Liabilities incurred	3,873,055
Accretion expense	83,257
Foreign currency translation adjustment	(427,429)

Present value of obligation at October 31, 2008	$3,528,883

5.	SUBSIDIARY OPTIONS OUTSTANDING

OQI acquired the non-controlling shareholder interest in OQI Sask in August 2006 (“the reorganization”). Certain stock options issued by OQI Sask remained outstanding after the reorganization. On exercise, each OQI Sask option shall be exchanged into 8.23 OQI Sask Exchangeable Shares which are exchangeable on a one-for-one basis into OQI common shares. Transactions in OQI Sask options during the six months ended October 31, 2008 and OQI Sask options outstanding at October 31, 2008 are detailed below.

		Weighted Average
	Number	Exercise Price (CDN)

Outstanding, April 30, 2008	1,640,000	$16.96
Exercised and exchanged into shares of OQI common stock (note 6)	(125,000)	$12.50
Expired	(60,000)	$25.00

Outstanding, October 31, 2008	1,455,000	$17.01

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
5.	SUBSIDIARY OPTIONS OUTSTANDING – (continued)

	Number	Number	Weighted Average
Exercise	Outstanding at	Exercisable at	Remaining
Price (CDN)	October 31, 2008	October 31, 2008	Contractual Life
$0.50	75,000	75,000	1.03 years
$3.00	100,000	100,000	1.75 years
$6.00	465,000	465,000	2.26 years
$25.00	765,000	665,000	2.50 years
$50.00	50,000	37,500	2.75 years

	1,455,000	1,342,500	2.30 years

The 1,455,000 OQI Sask options outstanding at October 31, 2008 represent 11,974,650 OQI Sask Exchangeable Shares that would be issued on exercise of the OQI Sask options as a result of the completion of the acquisition of the non-controlling interest in OQI Sask (see note 6).

6.	PREFERRED SHARES

OQI acquired the non-controlling shareholder interest in OQI Sask in August 2006. Holders of OQI Sask common shares received OQI Sask Exchangeable Shares which can be exchanged into shares of OQI common stock at each holder’s option. Transactions in OQI Sask Exchangeable Shares during the six months ended October 31, 2008 are detailed below. For voting purposes holders of OQI Sask Exchangeable Shares are represented by one outstanding Series B preferred share which carries a number of votes equal to the number of OQI Sask Exchangeable Shares then outstanding.

		OQI Sask
		Exchangeable	Total
	OQI Sask	Shares issuable on	OQI Sask
	Exchangeable	exercise of OQI	Exchangeable
	Shares	Sask options	Shares
Balance, April 30, 2008	27,952,840	13,497,200	41,450,040
OQI Sask options exercised (note 5)	1,028,750	(1,028,750)	—
OQI Sask options expired (note 5)	—	(493,800)	(493,800)
OQI Sask Exchangeable shares exchanged into shares of OQI common stock	(1,709,769)	—	(1,709,769)

Balance, October 31, 2008	27,271,821	11,974,650	39,246,471

Outstanding OQI Sask Exchangeable shares are included in the calculation of the Weighted Average Number of Common Shares Outstanding for purposes of calculating the Net Loss Per Share.

7.	COMMON STOCK

On May 23, 2008, the Company issued 12,976,761 shares of common stock at a price of $4.20 per share for gross proceeds of $54,502,397 pursuant to a private placement. The Company paid an aggregate of $1,225,120 in fees to a syndicate of agents under the terms of an agency agreement.

On June 17, 2008, the Company issued 640,000 shares of the Company’s common stock as part of the consideration provided for the purchase of the rights of the remaining external partners under the Triple 7 Joint Venture Agreement in the Eagles Nest Prospect (Note 3 d)).

On October 3, 2008, the Company issued 6,008,156 shares of common stock on a flow-through basis at a price of $3.675CDN per share for gross proceeds of $22,079,973 CDN ($20,421,727) pursuant to a non-brokered private placement. These proceeds must be used for exploration in Canada and the tax benefits from that exploration will flow through to the subscribers.

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
7.	COMMON STOCK – (continued)

On October 3, 2008, the Company issued a further 4,800,000 shares of common stock on a flow-through basis at a price of $3.675CDN per share for gross proceeds of $17,640,000 CDN ($16,315,204) pursuant to a private placement. The Company paid an aggregate of $970,200 CDN ($898,369) in fees to the agents pursuant to an agency agreement. These proceeds must be used for exploration in Canada and the tax benefits from that exploration will flow through to the subscribers.

Under the terms of the flow-through shares issued on October 3, 2008, the Company will renounce the tax benefits of the related expenditures to the subscribers effective December 31, 2008. As at October 31, 2008, approximately CDN $5.5 million has been expended on exploration in Canada leaving approximately CDN $34.2 million to be incurred.

The October 3, 2008 flow-through shares were issued at a premium to the then market price in recognition of the tax benefits accruing to subscribers. In accordance with US GAAP the premium was recorded as a current liability which is drawn down as a reduction of deferred tax expense as the exploration expenditures are incurred.

8.	STOCK OPTIONS

Transactions in the Company’s stock options during the six months ended October 31, 2008 and stock options outstanding at October 31, 2008 are detailed below:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding, April 30, 2008	13,027,000	$5.22
Granted	7,636,000	$4.73
Exercised	(35,000)	$4.72
Expired	(390,000)	$5.70

Outstanding, October 31, 2008	20,238,000	$5.03

In addition to the above, OQI Sask has 1,455,000 outstanding options which may be exercised and exchanged into OQI Sask Exchangeable Shares whereby up to an additional 11,974,650 OQI common shares may be issued (note 5).
During the six months ended October 31, 2008, 7,636,000 options were granted and were accounted for using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected life (years)	4.98
Risk free interest rate	3.67%
Expected volatility	71%
Dividend yield	0%

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
8.	STOCK OPTIONS – (continued)

At October 31, 2008, OQI had outstanding options under the Company’s 2006 Stock Option Plan (SOP 2006) to purchase that same number of shares as follows:

	Number	Number	Weighted Average
Exercise	Outstanding at	Exercisable at	Remaining
Price	October 31, 2008	October 31, 2008	Contractual Life
$4.57	250,000	250,000	0.30 years
$6.00	30,000	30,000	0.55 years
$5.05	2,860,000	1,072,500	2.81 years
$3.89	390,000	140,000	2.92 years
$5.25	50,000	12,500	3.08 years
$6.75	4,000,000	4,000,000	3.32 years
$2.70	100,000	62,500	3.36 years
$2.47	100,000	50,000	3.66 years
$4.27	4,057,000	2,028,500	3.75 years
$5.04	30,000	30,000	3.84 years
$4.60	150,000	75,000	3.95 years
$4.59	115,000	28,750	4.20 years
$3.37	200,000	50,000	4.26 years
$4.00	320,000	80,000	4.37 years
$3.97	10,000	2,500	4.42 years
$4.25	40,000	10,000	4.46 years
$4.79	200,000	50,000	4.55 years
$4.63	15,000	3,750	4.56 years
$4.57	60,000	27,500	4.59 years
$5.45	2,000,000	500,000	4.71 years
$4.51	5,226,000	1,306,500	4.75 years
$1.41	35,000	8,750	4.96 years

	20,238,000	9,818,750	3.85 years

As at October 31, 2008, the Company had unrecognized stock option compensation expense of $21,122,552 which will be recorded in future periods as options vest. The expense is expected to be recognized over a weighted-average period of 0.93 years. The intrinsic value of options exercised during the six months ended October 31, 2008 was $53,100 (2007 – $1,789,125).

9.	WARRANTS

As at October 31, 2008, OQI had the following warrants outstanding to purchase that same number of common shares:

Expiry	Exercise	Number of
Date	Price	Warrants

December 5, 2009	$6.75	6,325,000

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
10.	FAIR VALUE MEASUREMENTS

Certain of the Company’s assets and liabilities are reported at fair value in the accompanying balance sheet. The following tables provide fair value measurement information for such assets and liabilities as of October 31, 2008 and April 30, 2008. Following the tables, additional information is provided for those liabilities in which the Company uses significant unobservable inputs (Level 3) to measure fair value.

As of October 31, 2008
Fair Value Measures Using:
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Carrying	Total Fair	Markets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets (Liabilities):
Securities Held for Sale	29,596	29,596	29,596	—	—
Asset Retirement Obligation	(3,528,883)	(3,528,883)	—	—	(3,528,883)

As of April 30, 2008
Fair Value Measures Using:
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Carrying	Total Fair	Markets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets (Liabilities):
Securities Held for Sale	390,733	390,733	390,733	—	—
Asset Retirement Obligation	—	—	—	—	—
Level 3 Fair Value Measurements

Asset retirement obligation — The fair values of the asset retirement obligations are estimated using internal discounted cash flow calculations based upon the Company’s estimates of future retirement costs. A summary of the asset retirement obligation is presented in Note 4.

11.	COMPREHENSIVE LOSS

Comprehensive loss includes net loss and all other non-owner changes in equity. Components of other comprehensive income and accumulated other comprehensive income for the three and six months ended October 31, 2008 and 2007 are presented in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

	Three months ended October 31,		Six months ended October 31,
	2008	2007	2008	2007
Net Loss	$43,233,221	$20,438,671	$55,605,715	$26,629,155
Other comprehensive income
Unrealized (gain) loss on available for sale securities	—	69,494	—	30,393
Transfer of unrealized loss on available for sale securities to net loss	—	—	(141,970)	—
Foreign exchange (gain) loss on translation	73,405,124	(65,526,173)	80,376,953	(70,893,465)

Total Comprehensive Loss	$116,638,345	$(45,018,008)	$135,840,698	$(44,233,917)

OILSANDS QUEST INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
12.	RELATED PARTY TRANSACTIONS

The step-mother of an executive of the Company is the sole shareholder of a company that facilitates local on-site labour and equipment rentals to the Company for field operations. For the three and six months ended October 31, 2008, $989,787 (2007 – $1,868,393) and $1,328,838 (2007 – $2,730,465) respectively, have been included in Exploration costs. These transactions are in the normal course of operations.

As at October 31, 2008, the Company had $228,132 (April 30, 2008 – $160,295) payable to the above mentioned company.

The son of an executive of the Company is a 50% shareholder of a company that facilitates local on-site kitchen labour and catering functions to the Company for field operations. For the three and six months ended October 31, 2008, $685,647 (2007 – 312,284) and $792,347 (2007 - $312,284) respectively, have been included in Exploration costs. These transactions are in the normal course of operations.

As at October 31, 2008, the Company had $84,660 (April 30, 2008 – nil) payable to the above mentioned company.

The brother of an executive of the Company is a 50% shareholder of a company that provides geophysical and geological analysis to the Company For the three and six months ended October 31, 2008, $54,308 (2007 – $3,827) and $76,960 (2007 – $3,827) respectively, have been included in Exploration costs. These transactions are in the normal course of operations.

As at October 31, 2008, the Company had $21,751 (April 30, 2008 – nil) payable to the above mentioned company.

13.	SUBSEQUENT EVENTS

Subsequent to October 31, 2008, the Board approved the granting of 5,295,000 stock options to directors, officers and employees. The exercise price of the options granted will be based on the closing price of the Company’s stock on the day following the filing of the Company’s October 31, 2008 quarterly report on Form 10-Q.  The majority of the options vest on the following schedule: 25% on the date of grant, and 25% thereafter on each six month anniversary.

Cautionary Statement about Forward-Looking Statements

This report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements.” All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements. Such forward-looking statements include discussion of such matters as:

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

In reviewing this Form 10-Q, it is necessary to recognize the differences between resources (which are reported as required under Canadian law) and reserves (which are not being reported). Investors are cautioned that the discussion of resource estimates in this Form 10-Q does not contain any information about deposits that would qualify as deposits of “reserves” under Industry Guide 7. Further, the terms “Discovered Resource” and “Undiscovered Resource” are Canadian terms defined in accordance with the standards set forth jointly by the Society of Petroleum Evaluation Engineers (Calgary Chapter) and the Canadian Institute of Mining, Metallurgy and Petroleum (Petroleum Society) in the Canadian Oil and Gas Evaluation Handbook (“COGEH”). The COGEH standards differ from the terminology and standards set forth in Industry Guide 7 and, as a consequence, the information contained in this Form 10-Q may not be comparable to information provided by other similar companies in the United States. Investors should not assume that any part of the deposits discussed in this Form 10-Q that are categorized as “Discovered Resources” or “Undiscovered Resources” according to Canadian standards will ever be considered “reserves” under applicable U.S. standards. The commercial viability of Discovered and Undiscovered Resources are affected by numerous factors which are beyond the Company’s control and which cannot be predicted, such as the potential for further financing, environmental, permitting, legal, title, taxation, socio-political, marketing, or other relevant issues. Investors are cautioned not to assume that all or any part of a resource, whether Discovered or Undiscovered, exists, or (if it exists) is economically or legally extractable.

Forward-looking information is frequently characterized by words such as “plan”, “expect”, “project”, “intend”, “believe”, “anticipate”, “estimate”, “potential”, “prospective” and other similar words, or statements that certain events or conditions “may” “will” or “could” occur. Forward-looking statements such as the discovered resource estimate, and undiscovered resource estimate, references to Oilsands Quest’s drilling program, geophysical programs, reservoir field testing and analysis program, preliminary engineering and economic assessment program for a first commercial project, and the timing of such programs and potential projects are based on the opinions and estimates of management and the Company’s independent evaluators at the date the statements are made, and are subject to a variety of risks and uncertainties and other factors that could cause actual events or results to differ materially from those anticipated in the forward-looking statements, which include but are not limited to risks inherent in the oil sands industry, regulatory and economic risks, and risks associated with the Company’s ability to implement its business plan. There are uncertainties inherent in forward-looking information, including factors beyond Oilsands Quest’s control, and no assurance can be given that the programs will be completed on time, on budget or at all. In addition, there are numerous uncertainties inherent in estimating Discovered and Undiscovered Resources, including many factors beyond the Company’s control. In general, estimates of Discovered and Undiscovered Resources are based upon a number of factors and assumptions made as of the date on which the estimates were determined, such as geological, technological and engineering estimates which have inherent uncertainties. Oilsands Quest undertakes no obligation to update forward-looking information if circumstances or management’s estimates or opinions should change, except as required by law. The reader is cautioned not to place undue reliance on forward-looking statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses material changes in our results of operations and capital resources and uses for the three and six months ended October 31, 2008, compared to the three and six months ended October 31, 2007, and our financial condition and liquidity since April 30, 2008.  Our Anual Report on Form 10-K, which includes disclosure regarding critical accounting policies and estimates as part of Management’s Discussion and Analysis of Financial Condition and Results of Operation. Unless otherwise stated, all dollar amounts are expressed in U.S. dollars. All future payments in Canadian dollars have been converted to U.S. dollars using an exchange rate of $1.00 U.S. = $1.2165 CDN, which was the October 31, 2008 exchange rate.

Overview

Three Months Ended October 31, 2008

•

We completed two private placements by issuing 10.8 million shares of common stock on a flow-through basis at a price of $3.675 CDN per share for total gross proceeds of $39.7 million CDN ($36.7 million).

•

We drilled 33 exploration and delineation oil sands test holes in the Axe Lake area along with 11 exploration test holes on the Pasquia Hills oil shale prospect. Evaluation of the drilling results is underway.

•

As further described below, installation and construction of the reservoir test program facilities at Test Site 1 neared completion and the drilling of several test holes for the reservoir test program, which included successfully drilling three 750-metre horizontal holes (300 metres length within the reservoir) was completed. A short-term heating test program at Test Site 3 also commenced during the period.

•

We continued our in-house computer simulation studies, which are supported by advanced laboratory measurements by selected industry experts specializing in reservoir structural analysis, petro-physical characteristics and laboratory scale reservoir production testing. The simulation studies are being conducted to provide guiding protocols to our technical team in carrying out the planned reservoir test programs and to generate predicted reservoir responses for comparison with the results collected during the reservoir test programs. This will also support sensitivity studies for the commercial development plan.

•

As a consequence of current capital and commodity market conditions, we have undertaken an aggressive program of expenditure prioritization. Our activities are focused on the primary goals of determining the quality of our resources, adding to the Company’s resource values, and maintaining our asset base and core team. We have undertaken decisions to curtail and or defer some of our expenditure plans for the remainder of the fiscal year. The impact of these decisions is further detailed in the Outlook section below.

Six Months Ended October 31, 2008

•	We announced independent third party resource estimates for our Axe Lake Discovery and Raven Ridge Discovery which have been disclosed in our Form 10-K.
•

We signed an exploration agreement establishing a formal economic relationship with the Northern Village of La Loche in Saskatchewan through which the environmental, social and economic impacts of our exploration activities on the Northern Village of La Loche and certain other local communities will be managed.

•

We announced the appointment of our President & Chief Operating Officer and other executives as part of our growing management team along with increasing the size of our operations, reservoir and facilities engineering groups and relocating our corporate office in Calgary.

•	In aggregate, we have completed three private placements by issuing 23.78 million shares of common stock for total gross proceeds of $91.2 million.

Operations Summary:

Exploration Programs – Oil Sands

During the six months ended October 31, 2008, we drilled 33 exploration and delineation oil sand test holes in the Axe Lake area and have underway a 36 kilometre (22 mile) 2D seismic program. Evaluation of the drilling data is underway. We are also continuing with the interpretation of the 1,847 kilometres (1,149 miles) of 2D and 3D seismic data collected and processed in the 2007-2008 winter program. This interpretation is proving valuable in continued detailed characterization of the reservoir and adjacent formations specific to our three test sites and in assessing the geological structures over our lands. In addition we were focused on developing our 2008-2009 oil sands exploration plans for the Raven Ridge, Wallace Creek and Eagles Nest areas. These planning activities included scouting seismic and exploration drilling targets, preparing regulatory applications and initiating consultation processes required for the approval of the planned activities.

Significant progress was made on the expanded baseline environmental programs initiated in the Axe Lake, Raven Ridge, Wallace Creek and Eagles Nest areas in anticipation of the upcoming exploration programs and a comprehensive Environmental Impact Assessment report which will be required as part of an application for regulatory approval for development of the Axe Lake Discovery. In addition to our passive (periodic) air monitoring activities which have been ongoing since 2005, our active (continuous) air quality monitoring station at Axe Lake, the first of its kind in northwest Saskatchewan, began operating in July 2008.

In light of current capital and commodity market conditions, our exploration drilling plans and decisions will be based on their potential impact on our financial resources and the benefits received from such activities. Our focus has and will be on cost control as we believe maintaining liquidity is especially important. The prioritization of our exploration activities and plans is further described in the Outlook section below.

Axe Lake Discovery – Reservoir Testing Activities

Three phases of testing in the reservoir test program on the three existing test sites are planned.

Phase One considers the use of up to six vertical observation test holes at three separate test sites (the vertical well program). The purpose of Phase One of the Axe Lake test program is to measure resource-specific heat and fluid movement under specific operating conditions on a field scale to complement our ongoing simulation and laboratory analysis studies.

Phase Two of the test program will incorporate information gathered from Phase One and will expand the reservoir test programs by measuring commercial scale responses using horizontal test holes.

Phase Three of the test program remains in the scoping phase; options being considered range from a continued reservoir test program to a technology feasibility pilot to a full commercial scale demonstration project. Development of a commercial project remains subject to regulatory and other contingencies such as successful reservoir tests, board of directors approvals, financing and other risks inherent in the energy industry. These risks are described in detail in our Form 10-K. See also “Outlook”.

Test Site 1 will focus on determining the extent and quality of our resources using recovery processes based on steam and hot water. Test Site 2 is planned to use recovery processes based on mobilization agents other than steam such as hot propane and other gases and Test Site 3 is based on the use of electrical heating based methods.

At Test Site 1, we have drilled six vertical test holes and three 750-metre horizontal holes (300 metres length within the reservoir). The three 750-metre horizontal holes will be utilized as observation holes in Phase One and will form the basis for our testing during Phase Two of our reservoir test program. In addition, we have drilled two water source wells which showed excellent fluid mobility and sufficient water withdrawal capacity to meet the needs of the Phase One reservoir test program at Test Site 1. Procurement and construction of water treatment, steam generation and extraction collection facilities, which includes three steam generators totaling 38 million BTU/hour steam generation capacity, two diesel power generators each with 750 kilowatt power output capacity, water/oil treatment and oil handling equipment, control systems and eight 1,000-barrel heated liquid storage tanks to support related Test Site 1 activities is nearly complete.

First steam injection at Test Site 1 for the vertical well program is expected to begin in 2009, subject to completion and commissioning of the facilities. Water and steam will be injected into the reservoir in order to mobilize the bitumen at the bottom of the McMurray formation using the vertical test holes. We expect the results of Phase One to better define the details of Phase Two (horizontal hole tests) and the continued planning and design of Phase Three. Water and steam injection for the Phase Two tests may begin following the completion of the surface facilities associated with the horizontal test holes and will incorporate results from the vertical well program. Phase Two activities are subject to obtaining additional funding. Please see the section titled “Outlook” below for a description of current plans and timing with respect to the test programs.

At Test Site 2, the front-end engineering and design work on a facility for tests using hot propane vapor, initiated earlier in the year, is nearing completion. Construction will be deferred until funding is in place for these tests. We continue  to investigate the possibility of using mobilization agents other than steam, such as hot propane or other gases, as an alternate or complementary process for determining the extent and quality of our resources. Information we obtain on the extent and quality of our resources will enable us to optimize recoverability of our bitumen resource.

At Test Site 3, we are conducting initial low energy tests using an electrical heater. This represents the first step towards determining critical reservoir properties at a field scale level. This information will be used for preliminary calibration of our reservoir simulator. Information from the simulator will help maximize the efficiency of the steaming tests on the vertical well program at Test Site 1. To date, two vertical holes have been drilled and the supporting infrastructure has been constructed at Test Site 3. One vertical test hole is equipped with an electric heater to provide heat to the reservoir and both test holes are equipped with sensors to allow for measurement of the effective reservoir heat transfer and mobilization of the bitumen at lower temperatures. The program at Test Site 3 is designed as a short-term heating program intended to determine critical reservoir properties (such as thermal conductivity and relative permeability of the bitumen tested). Heating of the reservoir was initiated in late October and early results to date are in line with expectations. The data gathered from these tests will provide Oilsands Quest with preliminary in-situ reservoir performance data to be used for simulation modeling in preparation for initial water and steam injection at Test Site 1 and in the continued planning for Test Site 2.

To date, as part of the ongoing reservoir and overburden characterization program at the Axe Lake Discovery area, initial laboratory testing on the porosity and permeability characteristics of the reservoir and overburden at various temperatures was completed. These results are being included in ongoing reservoir simulation activities to further refine the details of our reservoir test program as described above.

We continue to conduct economic feasibility, financial planning and market studies for full commercial development. We are undertaking a wide range of studies to examine infrastructure issues (roads and natural gas and product pipelines), market alternatives, and the economic evaluation of a wide range of development scenarios. However, we have deferred the advancement of the engineering work associated with a commercial development as part of our prioritization of capital expenditures.

During the period, we contributed CDN $1 million to the Saskatchewan Research Council towards the construction costs of a new oil sands research laboratory. The new laboratory and its 3D scaled physical model will facilitate the development of new thermal and solvent extraction processes for recovery of bitumen from oil sands. Laboratory testing of bitumen recovery processes under reservoir conditions will provide data to evaluate solvent assisted thermal recovery and production methods for our bitumen resources.

Exploration Programs - Pasquia Hills Oil Shale Prospect

In September 2008, we drilled 11 exploration test holes on our oil shale prospect in eastern Saskatchewan with all the holes drilled experiencing meaningful intercepts of oil shale of up to 21.5 metres in thickness. Detailed evaluation and interpretation of the drilling results is underway. We are continuing to research potential methods for kerogen recovery from oil shales.

Outlook

Over the next eighteen months we plan to continue the activities necessary to determine the characteristics and properties of the Axe Lake Discovery resource, as well as conducting exploration programs to further define the location, extent and quality of the potential bitumen resource at the Axe Lake Discovery, Raven Ridge Discovery, and the Wallace Creek and Eagles Nest Prospects. These activities will be undertaken with a view to maintaining maximum liquidity and matching the pace of our activities with available funding under current market conditions. Results from our planned activities will enable us to establish a commercial development plan for the Axe Lake Discovery, including identifying and evaluating an optimum in-situ oil sands recovery process, We also intend to maintain our asset base and core technical team in order to advance the commercial development plan for our resource.

For the remainder of the current fiscal year, we have determined that, in light of current capital markets and commodity market conditions, it is prudent to delay the start-up of the vertical well test program at Test Site 1 until later in 2009 and delay our exploration programs in the Eagles Nest and Wallace Creek areas. In addition, we will not begin any field activities related to Test Site 2, where tests on the use of recovery processes based on mobilization agents other than steam such as hot propane were planned and we have deferred the Design Basis Memorandum (DBM) engineering for a 30,000 BOPD facility, initiated in the prior quarter. We will also only conduct those baseline environmental studies necessary to support current activities. These delays represent a change to the timing of Company’s previously disclosed planned programs. Our decision to delay these programs is based on the need to preserve liquidity in light of recent volatility and uncertainty in the capital markets and commodity markets.

We are continuing our field test programs using an electrical heater at Test Site 3, including completing the construction of surface facilities at Test Site 1 and pursuing our exploration programs in the Axe Lake Discovery and Raven Ridge Discovery areas. While the scale of our field activities are curtailed in the short term, we will aggressively continue to conduct laboratory measurements and simulation studies required to optimize implementation on a field scale at the test sites. We will continue to examine the geo-mechanical properties of the reservoir and overburden in areas of the planned test sites as part of our reservoir and overburden characterization program.

We have engaged McDaniel & Associates to conduct an independent evaluation, in accordance with National Instrument 51-101 (Canada), which we expect will provide an interim classification of a portion of our discovered and undiscovered resources on certain portions of the Axe Lake and Raven Ridge Discoveries as contingent resources and prospective resources. We currently expect this first interim classification evaluation to be completed by the end of December 2008. See the description of the classification of our resources in Part I, Item 2, of our Form 10-K under the heading “Statement of Oil and Gas Information” and the risk factor in our Form 10-K titled “Reserves and Resources”.

Development of a commercial project will remain subject to regulatory and other contingencies such as successful reservoir tests, board of directors’ approvals, financing and other risks inherent in the oil sands industry. These risks are described in detail in our Form 10-K. In light of current economic conditions, we will continue to maintain financial discipline, while focusing on liquidity and prioritization of expenditures in order to match the pace of our activities with the availability of funding.

Liquidity and Capital Resources

At October 31, 2008, the Company held cash and short term investments totaling $80.5 million (April 30, 2008 - $46.3 million), consisting of CDN $73.6 million plus US $20.1 million. At December 1, 2008, the Company held cash and short term investments totaling $66.1 million consisting of CDN $57.2 million plus US $19.9 million.

On May 23, 2008, the Company issued 12,976,761 shares of common stock at a price of $4.20 per share for gross proceeds of $54,502,397 pursuant to a private placement. The Company paid an aggregate of $1,225,120 in fees to a syndicate of agents under the terms of the agency agreement.

On October 3, 2008, the Company issued 6,008,156 shares of common stock on a flow-through basis at a price of $3.675 CDN per share for gross proceeds of $22,079,973 CDN ($20,421,727) pursuant to a non-brokered private placement. In addition, on October 3, 2008, the Company issued a further 4,800,000 shares of common stock on a flow-through basis at a price of $3.675 CDN per share for gross proceeds of $17,640,000 CDN ($16,315,204) pursuant to a private placement. The proceeds of these private placements must be used for exploration activities in Canada and the tax benefits from such expenditures will flow through to the subscribers.

During the six months ended October 31, 2008, the Company expended $47.7 million on exploration activities, $11.7 million on corporate and general administrative matters and $10.6 million on capital expenditures, which included the acquisition of the interests of the remaining external joint venture partners in the Eagles Nest Prospect. The joint venture partners’ interests were acquired for aggregate consideration of $1,600,626 ($1,632,000 CDN) and 640,000 shares of the Company’s common stock valued at $3,718,400. The Company received $1.7 million from the exercise of stock options including proceeds from the exercise of subsidiary options to purchase OQI Sask Exchangeable shares.

In light of the extraordinary conditions in the global financial and capital markets, and as discussed in our "Outlook" above, our planned activities as outlined in our Form 10-K will not be carried out as originally planned. We are currently focused on our prioritized activities, which include effectively conducting field tests using electric heat at Test Site 3, construction of surface facilities at Test Site 1 and pursuing our exploration programs in the Axe Lake Discovery and Raven Ridge Discovery areas as described above.

At the present time, the Company expects its near term liquidity needs will be met by working capital on hand at October 31, 2008. As at October 31, 2008, the Company has working capital of $58 million. The Company believes that it has sufficient funds to maintain its interest in the existing properties, to complete the announced testing activities at its Axe Lake Property, and to maintain other core activities, which include internal operations and general corporate expenditures, through April 2010. The Company monitors its expenditure budgets and adjusts its expenditure plans to conform to available funding. However, additional funding will be required to complete the exploration or development activities, or for changes in the nature or costs of the activities currently planned.

The Company plans to fund future exploration and development activities by way of financings such as a public offering or private placement of debt or equity securities. Current conditions in the global and financial markets have currently limited the availability of these resources. The Company cannot provide any assurance that debt or equity financing or joint venture partner arrangements will be available on acceptable terms, if at all, to meet future requirements.

If the Company is unable to fully fund all of its planned activities this may result in delays of its business objectives, and in some cases, the objectives may not be met.

Results of Operations

Net Loss

Three Months ended October 31, 2008 as compared to three months ended October 31, 2007. The Company experienced a net loss of $43,233,221 or $0.17 per share for the three months ended October 31, 2008 (2007 - net loss of $20,438,671 or $0.09 per share).

Six Months ended October 31, 2008 as compared to six months ended October 31, 2007. The Company experienced a net loss of $55,605,715 or $0.22 per share for the six months ended October 31, 2008 (2007 - net loss of $26,629,155 or $0.12 per share).

The Company expects to continue to incur operating losses and will continue to be dependent on additional equity or debt issuances and/or property joint ventures to fund its activities in the future.

Exploration costs

Three and six months ended October 31, 2008 as compared to three and six months ended October 31, 2007. Exploration costs for the three months ended October 31, 2008 were $37,274,533 (2007 - $17,509,171). Exploration costs for the six months ended October 31, 2008 were $47,747,275 (2007 - $22,550,689). The Operations Summary above provides a summary of the exploration activities conducted in the three and six months ended October 31, 2008. Exploration expenditures in the three and six months ended October 31, 2007 related mainly to the 2008 winter Axe Lake Drilling program which commenced in September 2007 and to extensive seismic and magnetic survey activities and baseline environmental studies.

General and administrative

Cash consideration

Three and six months ended October 31, 2008 as compared to three and six months ended October 31, 2007. General and administrative expenses settled with cash for the three months ended October 31, 2008 were $8,091,693 (2007 - $1,354,112), for the six months ended October 31, 2008, these were $11,774,526 (2007 - $3,070,549). Expenditures in the three month period ended October 31, 2008 consist of foreign exchange loss ($4.6 million), salaries ($1.5 million), legal and other professional fees ($0.8 million), general office costs ($0.6 million) and communications and investor relations ($0.5 million). Expenditures in the six month period ended October 31, 2008 consisted of foreign exchange loss ($5.4 million), salaries ($2.4 million), legal and other professional fees ($1.7 million), general office costs ($1.3 million) and communications and investor relations ($1.0 million). General and administrative expenses in the three months ended October 31, 2007 consisted of salaries ($0.5 million), legal and other professional fees ($0.4 million), general office costs ($0.2 million) and communications and investor relations ($0.2 million). General and administrative expenses in the six months ended October 31, 2007 consisted of salaries ($1.3 million), legal and other professional fees ($0.9 million), communications and investor relations ($0.7 million), general office costs ($0.4 million) and foreign exchange gain ($0.2 million).

At October 31, 2007 we had 22 employees including 3 seasonal field employees. At October 31, 2008 we had 117 employees including 69 seasonal field employees. The increase this period as compared to the same period in the prior year is consistent with increased activities as discussed above. The foreign exchange loss in the three and six months ended October 31, 2008 results mainly from holding Canadian funds in the parent company while the value of the Canadian dollar declined compared to the U.S. dollar.

Stock-based consideration

Three and six months ended October 31, 2008 as compared to three and six months ended October 31, 2007. Stock-based consideration expense for the three months ended October 31, 2008 was $9,305,369 (2007 – $7,665,451), and for the six months ended October 31, 2008 it was $11,425,123 (2007 – $8,849,658). Stock-based consideration expense for the three and six months ended October 31, 2008 consists of stock-based compensation related to the issuance of options to directors, officers, employees and consultants. Stock-based consideration expense for the three and six months ended October 31, 2007 consisted of stock-based compensation related to the issuance of options to directors, officers, employees and consultants and to bonus shares issued to employees. The fair value of the stock options was estimated using the Black-Scholes valuation model consistent with the provisions of SFAS No. 123R. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the expected stock price volatility determined using the historical volatility of the price of shares of the Company’s common stock. The increase this period as compared to the same period in the prior year is consistent with the increased number of employees as noted above. Stock-based compensation is a non-cash expense. The average value of the stock options using the Black-Scholes valuation model issued during the quarter ended October 31, 2008 was $2.71 (October 31, 2007 - $3.79) and during the six months ended October 31, 2008 was $2.88 (October 31, 2007 - $3.76).

Depreciation and accretion

Three and six months ended October 31, 2008 as compared to three and six months ended October 31, 2007. Depreciation and accretion expense for the three months ended October 31, 2008 was $453,436 (2007 - $265,843) and for the six months ended October 31, 2008 was $771,162 (2007 - $502,073). Depreciation expense relates to camp facilities, equipment and corporate assets which are being depreciated over their useful lives of three to five years. Accretion expense relates to the asset retirement obligation recognized on the airstrip, camp site, access road, and the reservoir test sites which is being brought into income over a period of 10 to 30 years. The change from the period ended October 31, 2007 to the period ended October 31, 2008 is not significant and relates to the increase in assets held during the period and the recognition of accretion expense.

Interest income

Three and six months ended October 31, 2008 as compared to three and six months ended October 31, 2007. Interest income for the three months ended October 31, 2008 was $365,802 (2007 - $541,906). Interest income for the six months ended October 31, 2008 was $795,080 (2007 - $1,109,870). Interest income is earned because the Company pre-funds its activities resulting in cash on hand, which is invested in short-term deposits. The decrease in interest income this period as compared to the same period in the prior year reflects the decrease in market interest rates over the intervening year.

Income tax recovery

Three and six months ended October 31, 2008 as compared to three and six months ended October 31, 2007. The income tax recovery for the three months ended October 31, 2008 was $11,526,008 (2007 - $5,814,000). The income tax recovery for the six months ended October 31, 2008 was $15,317,291 (2007 - $7,233,944). The income tax recovery for the three and six months ended October 31, 2008 and October 31, 2007 relates mainly to the loss reported for the period. The tax recovery otherwise reported is reduced by the impact of flow through expenditures: the tax benefit of which flows through to subscribers. Drawdown of the flow through share premium liability increases the recovery. The net impact for the period was a reduction of tax recovery in the amount of $1,015,718 (2007 - $4,040) over three months and $1,015,718 (2007 - $172,956) over six months. The deferred tax liability reported on the balance sheet is mainly related to the book value of property which will not be deductible for tax purposes and is related to the Company’s 2006 acquisition of the non controlling (minority) interest in OQI Sask. This liability is drawn down by the tax effect of expenses of the period which are expected to be deductible for tax purposes in future years.

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

Disclosure Controls and Procedures

As of October 31, 2008, we have carried out an evaluation under the supervision of, and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation as of October 31, 2008, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective control environment. There were no changes in our internal control over financial reporting during the period covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

The impact of disruptions in the global financial and capital markets on our ability to obtain financing.

The global financial and capital markets have been experiencing extreme volatility and disruption, including the failures of financial services companies and the related liquidity crisis. Although we expect to meet our near term liquidity needs with our working capital on hand, we will continue to need further funding to achieve our business objectives. In the past, the issuance of equity securities has been the major source of capital and liquidity for us. The extraordinary conditions in the global financial and capital markets have currently limited the availability of this funding. If the disruptions in the global financial and capital markets continue, debt or equity financing may not be available to us on acceptable terms, if at all. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

Other than as described above, there have been no material changes to the information included in Item 1. “Description of Business – Risk Factors” in our 2008 Annual Report on Form 10-K filed on June 27, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Following are descriptions of all unregistered equity securities of the Company sold during the last fiscal quarter and as of December 1, 2008, excluding transactions that were previously reported on Form 10-Q or Form 8-K.

On September 11, 2008, pursuant to the Company’s 2006 Stock Option Plan (the “Plan”), we granted an officer 50,000 options to purchase our common stock exercisable at $2.70 per share with the options vesting on a pro-rata basis over a three year period from the date of grant. The options were granted in consideration for the person agreeing to become an officer of the Company and for services to be rendered in the recipient’s capacity as an officer. The options were granted to a non-U.S. person pursuant to Regulation S under the Securities Act of 1933. To the extent this option grant constituted a “sale” of securities we relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this grant because we: (i) did not engage in any public advertising or general solicitation in connection with the grant; (ii) made available to the recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that the recipient obtained all information regarding the Company he requested (or believed appropriate) and received answers to all questions he (and his advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with this issuance.

On September 11, 2008, pursuant to the Company’s 2006 Stock Option Plan (the “Plan”), we granted a former officer of a subsidiary 50,000 options to purchase our common stock exercisable at $2.70 per share with the options vesting immediately. The options were granted in consideration for services rendered in the recipient’s capacity as an officer of a subsidiary. The options were granted to a non-U.S. person pursuant to Regulation S under the Securities Act of 1933. To the extent these option grants constituted a “sale” of securities we relied on the exemption from registration provided by Section 4(2) under the Securities Act of for this grant because we: (i) did not engage in any public advertising or general solicitation in connection with the grant; (ii) made available to the recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that the recipient obtained all information regarding the Company he requested (or believed appropriate) and received answers to all questions he (and his advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with this issuance.

On October 16, 2008, pursuant to the Company’s 2006 Stock Option Plan (the “Plan”), we granted employees 35,000 options to purchase our common stock exercisable at $1.41 per share with the options vesting on a pro-rata basis over a three year period from the date of grant. The options were granted in consideration for each person agreeing to become a Company employee and for services to be rendered in the recipient’s capacity as an employee. The options were granted to non-U.S. persons pursuant to Regulation S under the Securities Act of 1933. To the extent these option grants constituted a “sale” of securities we relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this grant because we: (i) did not engage in any public advertising or general solicitation in connection with the grant; (ii) made available to the recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that the recipients obtained all information regarding the Company he or she requested (or believed appropriate) and received answers to all questions he or she (and his/her advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with this issuance.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

On October 15, 2008, we held our annual meeting of share-holders. We reported the results of that meeting in a current report on Form 8-K filed with the SEC on October 21, 2008.

ITEM 5.	Other Information.

Karim Hirji, Chief Financial Officer, has indicated to the Board on December 4, 2008 that for personal and family health reasons he will reduce his roles and responsibilities in 2009.  Christopher Hopkins, our Chief Executive Officer, will be appointed as interim Chief Financial Officer in the event that Mr. Hirji's successor has not been selected at the time.  Mr. Hirji currently intends to remain with the Company, although in a reduced capacity.

Eric Kimball, Vice President Exploration, has resigned his position effective as of December 4, 2008. Mr. Kimball informed the Company that he resigned to pursue other options.

ITEM 6.	Exhibits.

3.1	Articles of Incorporation, as amended. (1), (2), (3), (4), (5), (8)

3.2	By laws, as amended. (6)(7)

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10-SB, filed October 14, 1999; and Form 8-K, filed November 29, 2004.
(2)	Incorporated by reference from Form 10-QSB dated December 14, 2005.
(3)	Incorporated by reference from Form 8-K dated March 13, 2006.
(4)	Incorporated by reference from Form 8-K dated August 14, 2006.
(5)	Incorporated by reference herein from Form 10-QSB filed December 15, 2006.
(6)	Incorporated by reference herein from Form 8-K filed July 26, 2007.
(7)	Incorporated by reference herein from Form 8-K filed November 23, 2007.
(8)	Incorporated by reference herein from Form 8-K filed October 21, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

OILSANDS QUEST INC.

Date: December 8, 2008	By:	/s/ Christopher H. Hopkins
Christopher H. Hopkins, Chief Executive Officer and Director

Date: December 8, 2008	By:	/s/ Karim Hirji
Karim Hirji, Chief Financial Officer and Chief Accounting Officer