Form 10-Q
period 2009-01-31
Oilsands Quest Inc
filed 2009-03-12
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.............to..........

Commission File Number 001-32994

OILSANDS QUEST INC.

(Exact name of issuer as specified in its charter)

Colorado	98-0461154
(State or other jurisdiction of I.R.S. Employer incorporation or organization)	(I.R.S. Employer Identification No.

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

Large accelerated filer ☒ Accelerated filer ☐	Non-accelerated filer Smaller Reporting Company	☐ ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO ☒

As of March 1, 2009, there were 240,460,449 shares of common stock issued and outstanding.

OILSANDS QUEST INC.

FORM 10Q FOR THE QUARTER ENDED

JANUARY 31, 2009

Part I. Financial Information

Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheets as of January 31, 2009 and April 30, 2008	3
	Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended January 31, 2009 and 2008 and for the period from Inception on April 3, 1998 to January 31, 2009	4
	Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Nine Months Ended January 31, 2009 and 2008	5
	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended January 31, 2009 and 2008 and for the period from Inception on April 3, 1998 to January 31, 2009	6
	Unaudited Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

Part II Other Information

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	29
	Signatures	30

OILSANDS QUEST INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

	January 31, 2009	April 30, 2008
ASSETS
Current Assets:

Cash and cash equivalents	$30,283,500	$26,498,038
Accounts receivable	3,018,943	3,363,642
Short-term investments	21,231,000	19,811,788
Prepaid expenses	574,276	562,593
Available for sale securities	24,267	390,733
Total Current Assets	55,131,986	50,626,794

Property and Equipment (note 3)	502,314,208	595,611,114
Total Assets	$557,446,194	$646,237,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (notes 12, 13)	$16,167,937	$16,400,508
Flow-through share premium liability (note 7)	1,026,954	-
Total Current Liabilities	17,194,891	16,400,508

Deferred Taxes	97,498,119	137,577,448
Asset Retirement Obligation (note 4)	3,531,603	-
Stockholders’ Equity
Preferred stock, par value of $0.001 each, 10,000,000 shares authorized, 1 Series B Preferred share outstanding (note 6)	1	1
Common stock, par value of $0.001 each, 750,000,000 shares authorized 240,160,449 and 213,861,958 shares outstanding at January 31, 2009 and April 30, 2008 respectively (notes 5, 6, 7, 8 and 9)	240,160	213,862
Additional Paid-in Capital	786,427,044	678,774,284
Deficit Accumulated During Exploration Stage	(303,923,385)	(230,306,540)
Other Comprehensive (Loss) Income	(43,522,239)	43,578,345
Total Stockholders’ Equity	439,221,581	492,259,952
Total Liabilities and Stockholders’ Equity	$557,446,194	$646,237,908
Subsequent events (note 14)
See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,		From Inception on April 3, 1998 through to January 31, 2009
	2009	2008	2009	2008
Expenditures
Exploration costs	$ 14,531,437	$ 35,549,282	$ 62,278,711	$ 58,099,970	$ 196,548,650
General and administrative
Cash consideration	3,472,399	2,496,529	15,246,927	5,567,078	44,754,733
Stock-based consideration (note 8)	3,534,374	3,716,058	14,959,497	12,565,716	119,259,961
Depreciation and accretion	417,857	284,020	1,189,019	786,094	2,629,411
	21,956,067	42,045,889	93,674,154	77,018,858	363,192,755
Other Items
Interest income	(318,710)	(669,670)	(1,113,790)	(1,779,541)	(5,386,508)
Gain on extinguishment of certain liabilities	-	-	-	-	(936,469)
Loss before income tax recovery and non-controlling shareholder interest	21,637,357	41,376,219	92,560,364	75,239,317	356,869,778
Income tax recovery	(3,626,228)	(3,962,636)	(18,943,519)	(11,196,580)	(44,823,139)

Loss before non-controlling shareholder interest	18,011,129	37,413,583	73,616,845	64,042,737	312,046,639
Non controlling shareholder interest (note 5)	-	-	-	-	(8,123,254)
Net Loss	$ 18,011,129	$ 37,413,583	$ 73,616,845	$ 64,042,737	$ 303,923,385

Net Loss Per Share – Basic and Diluted	$ (0.07)	$ (0.16)	$ (0.28)	$ (0.29)
Weighted Average Number of Common Shares Outstanding (note 6)	267,303,465	232,889,927	259,641,928	221,597,830
See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Deficit Accumulated During the Exploration Stage	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, April 30, 2008	213,861,958	$ 213,862	1	$ 1	$678,774,284	$443,578,345	$(230,306,540)	$492,259,952
Common stock issued for:
Cash	23,784,917	23,785	-	-	91,215,543	-	-	91,239,328
Property (note 3 d))	640,000	640	-	-	3,717,760	-	-	3,718,400
Premium on flow-through shares allocated to liability	-	-	-	-	(1,802,753)	-	-	(1,802,753)
Stock option exercises	35,000	35	-	-	165,115	-	-	165,150
Exchange of OQI Sask Exchangeable Shares	1,838,574	1,838	-	-	(1,838)	-	-	-
Stock-based compensation expense	-	-	-	-	14,959,497	-	-	14,959,497
Share issue costs	-	-	-	-	(2,123,489)	-	-	(2,123,489)
Proceeds from exercise of subsidiary options (post reorganization)	-	-	-	-	1,522,925	-	-	1,522,925
Other comprehensive income
Transfer of unrealized loss on available for sale securities to net loss	-	-	-	-	-	141,970	-	141,970
Exchange loss on translation	-	-	-	-	-	(87,242,554)	-	(87,242,554)
Net Loss	-	-	-	-	-	-	(73,616,845)	(73,616,845)
Balance, January 31, 2009	240,160,449	$ 240,160	1	$ 1	$786,427,044	$(43,522,239)	$(303,923,385)	$439,221,581

Balance, April 30, 2007	164,624,278	$ 164,624	1	$ 1	$519,265,628	$(1,161,099)	$(131,435,609)	$386,833,545
Common stock issued for:
Cash	41,626,431	41,626	-	-	149,555,186	-	-	149,596,812
Premium on flow-through shares allocated to liability	-	-	-	-	(4,379,276)	-	-	(4,379,276)
Property	750,000	750	-	-	3,291,750	-	-	3,292,500
Employee compensation	44,000	44	-	-	116,387	-	-	116,431
Exchange of OQI Sask Exchangeable Shares	6,049,554	6,050	-	-	(6,050)	-	-	-
Stock-based compensation expense	-	-	-	-	12,449,285	-	-	12,449,285
Share issue costs	-	-	-	-	(6,737,683)	-	-	(6,737,683)
Proceeds from exercise of subsidiary options (post reorganization)	-	-	-	-	1,597,826	-	-	1,597,826
Other comprehensive income Unrealized loss on available for sale securities	-	-	-	-	-	(171,719)	-	(171,719)
Exchange gain on translation	-	-	-	-	-	47,325,227	-	47,325,227
Net Loss	-	-	-	-	-	-	(64,042,737)	(64,042,737)
Balance, January 31, 2008	213,094,263	$ 213,094	1	$ 1	$675,153,053	$45,992,409	$(195,478,346)	$525,880,211
See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended January 31,		From Inception on April 3, 1998 Through to January 31, 2009
	2009	2008
Operating Activities
Net loss	$(73,616,845)	$(64,042,737)	$(303,923,385)
Non-cash adjustments to net loss
Stock-based compensation expense	14,959,497	12,449,285	72,412,494
Deferred income tax recovery	(18,943,519)	(11,394,174)	(43,901,967)
Depreciation and accretion	1,189,019	786,094	2,629,411
Operating expenses paid with shares	-	116,431	11,070,439
Non-controlling shareholder interest	-	-	(8,123,254)
Non-cash financing expense	-	-	36,472,143
Gain on extinguishment of certain liabilities	-	-	(936,469)
Write off of exploration property	-	-	856,359
Write off of available for sale securities	508,437	-	634,657
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	(326,169)	(481,455)	(3,064,107)
Accounts payable	2,911,127	6,288,934	21,071,547

Cash Used in Operating Activities	(73,318,453)	(56,277,622)	(214,802,132)

Investing Activities
Capital expenditures	(7,434,256)	(13,467,554)	(79,429,488)
Short-term investment	(1,419,212)	(39,912,194)	(21,231,000)
Other investments	116,824	-	(548,048)
Changes in Non-Cash Working Capital
Accounts payable	254,499	-	254,499

Cash used in Investing Activities	(8,482,145)	(53,379,748)	(100,954,037)

Financing Activities
Issuance of shares for cash	89,280,989	142,859,131	329,017,905
Bank loan	-	(21,207,500)	-
Shares issued on exercise of subsidiary options and warrants post reorganization	1,522,925	1,597,826	4,176,336
Shares issued by subsidiary to non- controlling interest	-	-	7,663,666
Convertible debentures	-	-	8,384,496
Cash Provided by Financing Activities	90,803,914	123,249,457	349,242,403

Inflow of Cash	9,003,316	13,592,087	33,486,234
Effects of exchange rate changes on cash	(5,217,854)	793,116	(3,202,734)
Cash and cash equivalents, Beginning of Period	26,498,038	32,393,871	-
Cash and cash equivalents, End of Period	$30,283,500	$46,779,074	$30,283,500

Non-Cash Financing Activities
Common stock issued for properties	$3,718,400	$3,292,500	$10,848,342
Warrants granted on purchase of properties	$-	$-	$1,763,929
Common stock issued for services	$-	$116,431	$10,504,594
Common stock issued for debt settlement	$-	$-	$28,401,029

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

As at January 31, 2009, the Company has working capital of $39 million. The Company believes that it has sufficient funds to maintain its interests in the existing properties, to continue the announced testing activities at its Axe Lake Property, and to maintain other core activities through April 2010. The Company monitors its expenditure budgets and adjusts its expenditure plans to conform to available funding. However, additional funding may be required for changes in the nature or cost of the activities currently planned.

The Company plans to fund future exploration and development activities by way of financings such as a public offering or private placement of debt or equity securities. Current conditions in the global and financial markets have limited the availability of these resources. The Company’s development strategy also includes considering partners on a joint venture basis. However, the Company cannot provide any assurance that debt or equity financing or joint venture partner arrangements will be available on acceptable terms, if at all, to meet future requirements.

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

These consolidated financial statements have been prepared in accordance with United States of America Generally Accepted Accounting Principles (“US GAAP”) and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial statements. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending April 30, 2009. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements and notes included herein have been prepared on a basis consistent with and should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended April 30, 2008 as filed in its annual report on Form 10-K, as amended, however, certain comparative figures have been reclassified to conform to current financial statement presentation.

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

In December 2007 the FASB issued SFAS No. 160, which amends ARB No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. In addition, SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. For the Company, SFAS No. 160 is effective as of May 1, 2009, and must be applied prospectively, except for certain presentation and disclosure requirements which must be applied retrospectively. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the financial statements and related disclosures.

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

3.	PROPERTY AND EQUIPMENT

	January 31, 2009	April 30, 2008
Saskatchewan Oil Sands Rights
Permits	$453,372,463	$546,074,183
Licenses	1,883,035	2,306,274
Alberta Oil Sands Rights
Permits	28,950,062	35,394,800
Leases	6,395,037	2,426,940
Oil Shale Rights (Permits)	3,836,309	4,621,245
Equipment	10,059,444	6,297,687

Less: Accumulated Depreciation	(2,182,142)	(1,510,015)
Net Book Value	$502,314,208	$595,611,114

Most of the Company’s Property and Equipment is recorded in Canadian subsidiaries which use the CDN dollar as their functional currency. As a result, Property and Equipment includes a negative foreign exchange translation adjustment of $107,292,931 that is due to the decrease in the value of the CDN dollar as compared to the U.S. dollar from April 30, 2008 to January 31, 2009. The translation adjustment arises in the translation of the financial statements of Canadian subsidiaries from their CDN dollar functional currency to the U.S. dollar reporting currency. As the value of the CDN dollar continues to fluctuate as compared to the U.S. dollar it is expected that significant exchange translation adjustments will continue to occur in subsequent reporting periods.

a)	Saskatchewan Oil Sands Permits

As at April 30, 2008 and January 31, 2009, the Saskatchewan oil sands permits comprised an area of approximately 508,080 acres. The oil sands permits were granted by the Province of Saskatchewan in 2004 under The Oil Shale Regulations, 1964 as amended, revised or substituted from time to time, for a term of five years. Oil Sands is a defined term in the regulations. The oil sands permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil sands or oil shale until a lease, pursuant to these regulations, has been granted. The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, as required. The initial term of the permits will expire on May 31, 2009 and the Company expects to apply for and receive an extension of the permits as allowed under the regulations. The permits, when granted, were subject to annual rental payments and certain levels of expenditures annually pursuant to the terms of the permits and government regulations. The annual rentals are payable in advance as to $0.08 ($0.10 CDN) per acre for the remaining term of the permits. The required exploration expenditures to hold the permits are $0.66 ($0.81 CDN) per acre for the remaining year of the permits and $0.98 ($1.21 CDN) per acre for each year that the permits are extended. The permits are also subject to a $0.04 per barrel royalty once production begins.

OILSANDS QUEST INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

3.	PROPERTY AND EQUIPMENT – (continued)

a)	Saskatchewan Oil Sands Permits – (continued)

The Saskatchewan permit lands constitute a single asset for accounting purposes. The Company has paid all required annual rental payments and has complied with the annual exploration expenditure requirements to maintain the permits in good standing.

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

As at April 30, 2008 and January 31, 2009, the Saskatchewan oil sands licenses comprised an area totaling 109,920 acres. The licenses were granted by the Province of Saskatchewan on August 13, 2007, under The Petroleum and Natural Gas Regulations, 1969, as amended revised or substituted from time to time, for a term of five years for an aggregate cost of $2,140,233 ($2,249,089 CDN). The licenses provide for the exclusive right to search for oil sands on the lands granted and to win, recover, extract, carry off, dispose of and sell the oil sands products found on the license lands.

The oil sands licenses were acquired in a public offering of Crown Oil Sands Rights and provide the opportunity to convert up to 100% of the licenses to a production lease on the basis of one section of land (640 acres) for every well that intersects an oil sands zone. Licenses require annual rental payments of $0.57 ($0.71 CDN) per acre. The Company has paid all required rental payments for the licenses granted.

c)	Alberta Oil Sands Permits

As at April 30, 2008 and January 31, 2009, the Alberta oil sands permits comprised an area of 112,599 acres. The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the exclusive right to drill for, win and work for oil sands on the permit lands and the opportunity to convert up to 100% of the permits to an oil sands production lease following the completion of specified work requirements. Permits are granted for a five year primary term and require annual rental payments of $1.15 ($1.42 CDN) per acre.

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

OILSANDS QUEST INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

3.	PROPERTY AND EQUIPMENT – (continued)

d)	Alberta Oil Sands Lease - (continued)

Township agreed to pay the Triple 7 Joint Venture partners, as ongoing fees, $121,320 ($150,000 CDN) in cash or common shares of OQI (at the discretion of the Company) on the first and second anniversary dates of the agreement. Any shares issued under the agreement were subject to "piggyback" registration rights. On the third anniversary date and each subsequent anniversary date of the agreement, Township agreed to pay the Triple 7 Joint Venture $363,960 ($450,000 CDN) until such time as the lease was surrendered or a commercial project was identified. Also, if Township received a feasibility study, conducted by an independent third party that indicated that a commercial project was economic and wished to construct a commercial project, Township was required to notify the Triple 7 Joint Venture. Upon commencement of construction of such a commercial project Township was to pay the Triple 7 Joint Venture the sum of $4,852,798 ($6,000,000 CDN).

In addition to such payments Township had granted each of the three Triple 7 Joint Venture partners a royalty in the acquired leases of $0.024 ($0.03 CDN) on each barrel of crude bitumen produced, saved and sold or $121,320 ($150,000 CDN) per Joint Venture Partner, per year, whichever was greater. Such royalty was governed by the royalty procedure, which stipulated, among other things, that the royalty would be secured by a lien, first charge or security interest on the royalty lands, and that the royalty was assignable or transferable subject to a right of first offer to Township.

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

The annual lease rental payable to the Province of Alberta for the Eagles Nest Prospect is $26,089 ($32,256 CDN) per year. The Company has paid the required lease rentals to maintain the lease in good standing.

e)	Oil Shale Rights

As at April 30, 2008 and January 31, 2009, the Company held seven oil shale exploration permits near Hudson Bay, Saskatchewan covering 405,961 acres granted under The Oil Shale Regulations, 1964 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years. The permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease, pursuant to these regulations has been granted. The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, as required.

Annual rentals are payable in advance as to $0.08 ($0.10 CDN) per acre during the term of the permit. Required exploration expenditures to hold the permits are $0.66 ($0.81 CDN) per acre for the remaining years of the permits and $0.98 ($1.21 CDN) per acre for each year that the permit is extended, as required.

As at April 30, 2008 and January 31, 2009, the Company held one oil shale exploration permit granted under The Petroleum and Natural Gas Regulations, 1969 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years totaling 83,769 acres in the same area near Hudson Bay, Saskatchewan.

OILSANDS QUEST INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

3.	PROPERTY AND EQUIPMENT – (continued)

e)	Oil Shale Rights – (continued)

The permit provides for the right, license, privilege and authority to explore for oil shale within the permit lands.

The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, if required. This oil shale permit was acquired under a land sale work commitment bid for the first two years of the permit. The Company bid a total work commitment of $243,908 ($301,568 CDN) to be incurred during the first two years of the permit and the permit requires a further work commitment of $0.66 ($0.81 CDN) per acre for the last three years and $0.98 ($1.21 CDN) for each extension year plus annual rental payments of $0.08 ($0.10 CDN) per acre. Through the exploration program conducted to the end of the period, the Company has fulfilled its work commitment for the term of the permit

The Company has paid the required annual rental payments to maintain the permits in good standing.

f)	During the nine months ended January 31, 2009 the Company had $5,350,132 in additions to equipment.

4.	ASSET RETIREMENT OBLIGATION

The Company’s obligations with respect to asset retirement relate to reclamation of an airstrip, camp site, access roads and reservoir test holes. The obligation is recognized when incurred at the present value of the estimated future reclamation cost using a discount rate of 7 percent and an inflation rate of 2.5 percent. At January 31, 2009, the total undiscounted future obligation is estimated at approximately $10.5 million.

Continuity of Asset Retirement Obligation
Present value of obligation at April 30, 2008	$-
Liabilities incurred	3,873,055
Accretion expense	145,252
Foreign currency translation adjustment	(486,704)
Present value of obligation at January 31, 2009	$3,531,603

5.	SUBSIDIARY OPTIONS OUTSTANDING

OQI acquired the non-controlling shareholder interest in OQI Sask in August 2006 (“the reorganization”). Certain stock options issued by OQI Sask remained outstanding after the reorganization. On exercise, each OQI Sask option shall be exchanged into 8.23 OQI Sask Exchangeable Shares which are exchangeable on a one-for-one basis into OQI common shares. Transactions in OQI Sask options during the nine months ended January 31, 2009 and OQI Sask options outstanding at January 31, 2009 are detailed below.

	Number	Weighted Average Exercise Price (CDN)

Outstanding, April 30, 2008	1,640,000	$16.96
Exercised and exchanged into shares of OQI common stock (note 6)	(125,000)	$12.50
Expired	(93,333)	$25.00
Outstanding, January 31, 2009	1,421,667	$16.82

OILSANDS QUEST INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

5.	SUBSIDIARY OPTIONS OUTSTANDING – (continued)

Exercise Price (CDN)	Number Outstanding at January 31, 2009	Number Exercisable at January 31, 2009	Weighted Average Remaining Contractual Life
$0.50	75,000	75,000	0.78 years
$3.00	100,000	100,000	1.50 years
$6.00	465,000	465,000	2.00 years
$25.00	731,667	665,000	2.25 years
$50.00	50,000	37,500	2.50 years
	1,421,667	1,342,500	2.05 years

The 1,421,667 OQI Sask options outstanding at January 31, 2009 represent 11,700,319 OQI Sask Exchangeable Shares that would be issued on exercise of the OQI Sask options as a result of the completion of the acquisition of the non-controlling interest in OQI Sask (see note 6).

6.	PREFERRED SHARES

OQI acquired the non-controlling shareholder interest in OQI Sask in August 2006. Holders of OQI Sask common shares received OQI Sask Exchangeable Shares which can be exchanged into shares of OQI common stock at each holder’s option. Transactions in OQI Sask Exchangeable Shares during the nine months ended January 31, 2009 are detailed below. For voting purposes holders of OQI Sask Exchangeable Shares are represented by one outstanding Series B preferred share which carries a number of votes equal to the number of OQI Sask Exchangeable Shares then outstanding.

	OQI Sask Exchangeable Shares	OQI Sask Exchangeable Shares issuable on exercise of OQI Sask options	Total OQI Sask Exchangeable Shares
Balance, April 30, 2008	27,952,840	13,497,200	41,450,040
OQI Sask options exercised (note 5)	1,028,750	(1,028,750)	-
OQI Sask options expired (note 5)	-	(768,131)	(768,131)
OQI Sask Exchangeable shares exchanged into shares of OQI common stock	(1,838,574)	-	(1,838,574)

Balance, January 31, 2009	27,143,016	11,700,319	38,843,335

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

On June 17, 2008, the Company issued 640,000 shares of the Company’s common stock as part of the consideration provided for the purchase of the rights of the remaining external partners under the Triple 7 Joint Venture Agreement in the Eagles Nest Prospect (Note 3 d).

OILSANDS QUEST INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

7.	COMMON STOCK – (continued)

On October 3, 2008, the Company issued 6,008,156 shares of common stock on a flow-through basis at a price of $3.675 CDN per share for gross proceeds of $22,079,973 CDN ($20,421,727 US) pursuant to a non-brokered private placement. These proceeds must be used for exploration in Canada and the tax benefits from that exploration will flow through to the subscribers.

On October 3, 2008, the Company issued a further 4,800,000 shares of common stock on a flow-through basis at a price of $3.675 CDN per share for gross proceeds of $17,640,000 CDN ($16,315,204 US) pursuant to a private placement. The Company paid an aggregate of $970,200 CDN ($898,369 US) in fees to the agents pursuant to an agency agreement. These proceeds must be used for exploration in Canada and the tax benefits from that exploration will flow through to the subscribers.

Under the terms of the flow-through shares issued on October 3, 2008, the Company renounced the tax benefits of the related expenditures to the subscribers effective December 31, 2008. As at January 31, 2009, approximately CDN $19.2 million has been expended on exploration in Canada leaving approximately CDN $20.5 million to be incurred by December 31, 2009.

The October 3, 2008 flow-through shares were issued at a premium to the then market price in recognition of the tax benefits accruing to subscribers. In accordance with US GAAP the premium was recorded as a current liability which is drawn down as a reduction of deferred tax expense as the exploration expenditures are incurred.

8.	STOCK OPTIONS

Transactions in the Company’s stock options during the nine months ended January 31, 2009 and stock options outstanding at January 31, 2009 are detailed below:

	Number of Options	Weighted Average Exercise Price
Outstanding, April 30, 2008	13,027,000	$5.22
Granted	12,931,000	$2.79
Exercised	(35,000)	$4.72
Expired	(1,206,250)	$4.95
Outstanding, January 31, 2009	24,716,750	$4.14

In addition to the above, OQI Sask has 1,421,667 outstanding options which may be exercised and exchanged into OQI Sask Exchangeable Shares whereby up to an additional 11,700,319 OQI common shares may be issued (note 5).

During the nine months ended January 31, 2009, 12,931,000 options were granted and were accounted for using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected life (years)	7.04
Risk free interest rate	3.43%
Expected volatility	83%
Dividend yield	0%
Grant date fair value	$2.00

OILSANDS QUEST INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

8.	STOCK OPTIONS – (continued)

At January 31, 2009, OQI had outstanding options under the Company’s 2006 Stock Option Plan (SOP 2006) to purchase that same number of shares as follows:

Exercise Price	Number Outstanding at January 31, 2009	Number Exercisable at January 31, 2009	Weighted Average Remaining Contractual Life
$4.57	250,000	250,000	0.05 years
$6.00	30,000	30,000	0.29 years
$5.05	2,672,500	1,072,500	2.45 years
$3.89	390,000	140,000	2.67 years
$5.25	50,000	18,750	2.83 years
$6.75	4,000,000	4,000,000	3.07 years
$2.70	100,000	62,500	3.11 years
$4.27	3,807,000	2,028,500	3.28 years
$2.47	100,000	50,000	3.41 years
$5.04	30,000	30,000	3.58 years
$4.60	150,000	75,000	3.70 years
$4.59	107,500	55,000	3.86 years
$3.37	200,000	50,000	4.01 years
$4.00	320,000	80,000	4.12 years
$3.97	10,000	2,500	4.17 years
$4.25	40,000	10,000	4.21 years
$4.79	200,000	50,000	4.30 years
$4.63	15,000	3,750	4.31 years
$4.57	60,000	27,500	4.33 years
$5.45	2,000,000	500,000	4.45 years
$4.51	4,854,750	1,306,500	4.39 years
$1.41	35,000	8,750	4.71 years
$0.81	5,295,000	1,323,750	9.86 years
	24,716,750	11,175,000	4.87 years

As at January 31, 2009, the Company had unrecognized stock option compensation expense of $18,213,337 which will be recorded in future periods as options vest. The expense is expected to be recognized over a weighted-average period of 0.82 years. The intrinsic value of options exercised during the nine months ended January 31, 2009 was $53,100 (2008 – $3,027,625).

9.	WARRANTS

As at January 31, 2009, OQI had the following warrants outstanding to purchase that same number of common shares:

Expiry Date	Exercise Price	Number of Warrants
December 5, 2009	$ 6.75	6,325,000

OILSANDS QUEST INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

10.	FAIR VALUE MEASUREMENTS

Certain of the Company’s assets and liabilities are reported at fair value in the accompanying balance sheet. The following tables provide fair value measurement information for such assets and liabilities as of January 31, 2009 and April 30, 2008. Following the tables, additional information is provided for those liabilities in which the Company uses significant unobservable inputs (Level 3) to measure fair value.

As of January 31, 2009
			Fair Value Measures Using:
	Carrying Amount	Total Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities):
Securities Held for Sale	24,267	24,267	24,267	-	-
Asset Retirement Obligation	(3,531,603)	(3,531,603)	-	-	(3,531,603)

As of April 30, 2008
			Fair Value Measures Using:
	Carrying Amount	Total Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities):
Securities Held for Sale	390,733	390,733	390,733	-	-
Asset Retirement Obligation	-	-	-	-	-

Level 3 Fair Value Measurements

Asset retirement obligation — The fair values of the asset retirement obligations are estimated using internal discounted cash flow calculations based upon the Company’s estimates of future retirement costs. A summary of the asset retirement obligation is presented in Note 4.

11.	COMPREHENSIVE LOSS

Comprehensive loss includes net loss and all other non-owner changes in equity. Components of other comprehensive income and accumulated other comprehensive income for the three and nine months ended January 31, 2009 and 2008 are presented in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

	Three months ended January 31,		Nine months ended January 31,
	2009	2008	2009	2008
Net Loss	$18,011,129	$37,413,583	$73,616,845	$64,042,737
Other comprehensive income
Unrealized loss on available for sale securities	-	141,326	-	171,719
Transfer of unrealized loss on available for sale securities to net loss	-	-	(141,970)	-
Foreign exchange (gain) loss on translation	6,865,601	23,568,238	87,242,554	(47,325,227)
Total Comprehensive Loss	$24,876,730	$61,123,147	$160,717,429	$16,889,229

OILSANDS QUEST INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

12.	RELATED PARTY TRANSACTIONS

The step-mother of a former executive (resigned December 2008) of the Company is the sole shareholder of a company that facilitates local on-site labour and equipment rentals to the Company for field operations. For the three and nine months ended January 31, 2009, $719,160 (2008 - $1,801,528) and $1,980,684 (2008 - $4,576,737) respectively, have been included in Exploration costs. These transactions are in the normal course of operations.

As at January 31, 2009, the Company had $86,940 (April 30, 2008 – $160,295) payable to the above mentioned company.

The son of an executive of the Company is a 50% shareholder of a company that facilitates local on-site kitchen labour and catering functions to the Company for field operations. For the three and nine months ended January 31, 2009, $592,402 (2008 – $683,449) and $1,344,610 (2008 - $1,000,851) respectively, have been included in Exploration costs. These transactions are in the normal course of operations.

As at January 31, 2009, the Company had $102,525 (April 30, 2008 - nil) payable to the above mentioned company.

The brother of an executive of the Company is a 50% shareholder of a company that provides geophysical and geological analysis to the Company. For the three and nine months ended January 31, 2009, $36,170 (2008 - $1,945) and $109,232 (2008 - $5,835) respectively, have been included in Exploration costs. These transactions are in the normal course of operations.

As at January 31, 2009, the Company had nil (April 30, 2008 - nil) payable to the above mentioned company.

13.	COMMITMENT AND CONTINGENCIES

During the quarter the Company renegotiated the terms of an equipment rental contract to allow for the deferral of current charges conditional on entering into a new rental agreement prior to September 1, 2009. As of January 31, 2009 charges totaling $93,000 have been deferred and have not been recorded as payable. These amounts will become payable on September 1, 2009 if the Company has not entered into a new equipment rental contract by that date.

14.	SUBSEQUENT EVENTS

Subsequent to January 31, 2009 the Board approved the granting of 500,000 stock options to an officer. The exercise price of the options granted was based on the closing price of the Company’s stock on the day of the grant.

Cautionary Statement about Forward-Looking Statements

This report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements. Such forward-looking statements include discussion of such matters as:

•	the amount and nature of future capital, development and exploration expenditures;

•	the timing of exploration and test program activities; and

•	business strategies and development of our business plan and exploration and testing programs.

Forward-looking statements are statements other than relating to historical fact and are frequently characterized by words such as "plan", "expect", "project", "intend", "believe", "anticipate", "estimate", "potential", "prospective" and other similar words, or statements that certain events or conditions "may" "will" or "could" occur. Forward-looking statements such as references to the Company's drilling program, geophysical programs, reservoir field testing and analysis program, preliminary engineering and economic assessment program for a first commercial project, and the timing of such programs and potential projects are based on the opinions and estimates of management at the date the statements are made, and are subject to a variety of risks and uncertainties and other factors that could cause actual events or results to differ materially from those anticipated in the forward-looking statements, which include but are not limited to risks inherent in the oil sands industry, financing risks associated with the current global economic crisis, regulatory and economic risks, and risks associated with the Company's ability to implement its business plan. There are uncertainties inherent in forward-looking information, including factors beyond the Company's control, and no assurance can be given that the programs will be completed on time, on budget or at all. The Company undertakes no obligation to update forward-looking information if circumstances or management's estimates or opinions should change, except as required by law. The reader is cautioned not to place undue reliance on forward-looking statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Oilsands Quest Inc. is an exploration and development Company with a 100% working interest in Canada's largest holding of contiguous oil sands permits and licences, located in Saskatchewan and Alberta. The Company will develop Saskatchewan's first global-scale oil sands discovery. It is leading the establishment of the province of Saskatchewan's emerging oil sands industry.

The following discussion addresses material changes in our results of operations and capital resources and uses for the three and nine months ended January 31, 2009, compared to the three and nine months ended January 31, 2008, and our financial condition and liquidity since April 30, 2008. It is presumed that readers have read or have access to our 2008 Annual Report on Form 10-K, as amended, which includes disclosure regarding critical accounting policies and estimates as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Unless otherwise stated, all dollar amounts are expressed in U.S. dollars. All future payments in Canadian dollars have been converted to U.S. dollars using an exchange rate of $1.00 U.S. = $1.2364 CDN, which was the January 30, 2009 exchange rate.

As a consequence of current capital and commodity market conditions, we have undertaken an aggressive program of expenditure prioritization and control. Our activities are focused on the primary goals of determining the quality of our resources, adding to the Company’s resource quantities and maintaining our asset base and core management and technical team. We have undertaken decisions to curtail and or defer some of our expenditure plans for the remainder of the fiscal year. The impact of these decisions is further detailed in the Outlook section below.

Overview

Three Months Ended January 31, 2009

•

We continued our in-house computer simulation studies, which are co-ordinated with advanced laboratory measurements by selected industry experts specializing in reservoir structural analysis, petro-physical characteristics and laboratory scale reservoir production testing. The simulation studies are being conducted to provide guidance to our technical team in carrying out the planned on site reservoir test programs and to generate predictions of reservoir responses for comparison to the results monitored during the reservoir test programs. This work will also support sensitivity studies for the commercial development plan alternatives.

•	Delineation drilling resumed with 3 drilling and coring rigs starting up in the last week of January at our Raven Ridge property.
•	As at January 31, we had drilled 7 exploration and delineation oil sands test holes in the Raven Ridge area. We completed the 20 well program in late February.
•	We completed the field work on an approximate 40 kilometre (25 mile) 2D Seismic program on our Saskatchewan permit and license lands.
•	At Test Site 1, we released our construction contractors as construction is nearly complete and we are now preparing the facilities for commissioning.
•	At Test Site 3, the heating test program is ongoing and we continue to gather data on reservoir characteristics.
•	At Test Site 2, we have completed the design for a solvent recycle facility. Test Site 2 remains at the planning stage.
•	In February we announced the appointment of Garth Wong, as Chief Financial Officer.

Nine Months Ended January 31, 2009

•	In aggregate, we completed three private placements by issuing 23.78 million shares of common stock for total gross proceeds of $91.2 million.
•

We drilled 55 exploration and delineation oil sands test holes in the Axe Lake and Raven Ridge areas along with 11 exploration test holes on the Pasquia Hills oil shale prospect. Evaluation of the drilling results is underway.

•

The reservoir test program at Test Site 1 commenced, including the drilling and completion of several test holes for the reservoir test program and the completion of three 750-metre horizontal holes (300 metres length within the reservoir). Two test holes were drilled and completed at Test Site 3 and a heating test program also commenced during the period.

•

We entered into an Exploration Agreement establishing a formal relationship with the Northern Village of La Loche and certain other local communities in northwest Saskatchewan through which the environmental, social and economic aspects of our exploration activities in northwest Saskatchewan will be managed.

•	We announced the appointment of Jamey Fitzgibbon, our President & Chief Operating Officer, and other executives.

Operations Summary:

Exploration Programs – Oil Sands

During the nine months ended January 31, 2009, we drilled 55 exploration and delineation test holes in the Axe Lake and Raven Ridge areas, and completed an approximate 40 kilometre (25 mile) 2D seismic program. Evaluation of the drilling data is underway. We are also continuing with the interpretation of the 1,847 kilometres (1,149 miles) of 2D and 3D seismic data collected and processed in the 2007-2008 winter program, which is aiding in the characterization of the reservoir and adjacent formations specific to our three test sites at Axe Lake and the reservoirs at Raven Ridge and in assessing the geological structures on our lands. In addition, we advanced our 2008-2009 oil sands exploration plans for the Raven Ridge, Wallace Creek and Eagles Nest areas. These planning activities included scouting seismic and exploration drilling targets, preparing regulatory applications and initiating consultation processes required for the approval of the planned activities.

We continue to collect baseline environmental data for the Axe Lake, Raven Ridge, Wallace Creek and Eagles Nest areas in preparation for future exploration and development programs and a comprehensive Environmental Impact Assessment report, which will be required as part of an application for regulatory approval for development of the Axe Lake area. In addition to our passive (periodic) air monitoring activities, which have been ongoing since 2005, our active (continuous) air quality monitoring station at Axe Lake, the first of its kind in northwest Saskatchewan, began operating in July 2008.

Axe Lake – Reservoir Development Activities

At Axe Lake, the Company has planned a testing program to take place at three test sites over a number of phases.

Test Site 1 will focus on determining the extent and quality of our resources using thermal recovery processes based on steam and hot water. Test Site 2 is planned to use processes based on mobilization agents other than steam such as hot propane and other gases. Test Site 3 is based on utilizing electrical heating methods to evaluate quality characteristics of the reservoir.

At Test Site 1, we have drilled and completed six vertical test holes and drilled three 750-metre horizontal holes (300 metres length within the reservoir). We have procured the horizontal well instrumentation strings necessary to measure the temperature and pressure in the reservoir. In addition, we have drilled two water source wells which showed excellent fluid mobility and sufficient water withdrawal capacity to meet the current needs of the reservoir test program. We are near completion of the construction of water treatment, steam generation and extraction collection facilities, which includes three steam generators totaling 38 million BTU/hour steam generation capacity, two diesel power generators each with 750 kilowatt power output capacity, water/oil treatment and oil handling equipment, control systems and eight 1,000-barrel heated liquid storage tanks to support related Test Site 1 activities, which are near completion.

At Test Site 2, the front-end engineering and design work on a facility for tests using hot propane vapor, initiated earlier in the year, is now complete. Construction has been deferred until funding is in place for these tests. We continue to investigate the possibility of using mobilization agents other than steam, such as hot propane or other gases, as an alternate or complementary process to steam and hot water for determining the extent and quality of our resources. Information we obtain on the extent and quality of our resources will enable us to optimize recoverability of our bitumen resource.

At Test Site 3, we are conducting initial low energy tests using an electrical heater. This represents the first step towards determining critical reservoir properties at a field scale level. This information will be used for preliminary calibration of our reservoir simulator. Information from the simulator will help maximize the efficiency of the steaming tests on the vertical well program at Test Site 1. To date, two vertical holes have been drilled and the supporting infrastructure has been constructed at Test Site 3. One vertical test hole is equipped with an electric heater to provide heat to the reservoir and both test holes are equipped with sensors to allow for determination of the effective reservoir heat transfer and mobilization of the bitumen at lower temperatures. The program at Test Site 3 is designed as a short-term heating program intended to determine critical reservoir properties (such as thermal conductivity and relative permeability of the reservoir). Heating of the reservoir was initiated in late October 2008 and re-commenced in mid-January 2009. The data gathered from these tests will provide the Company with preliminary in-situ reservoir performance data to be used for simulation modeling in preparation for initial water and steam injection at Test Site 1 and in the continued planning for Test Sites 2 and 3.

Laboratory testing on the porosity, saturation, permeability and mobility characteristics of the reservoir bitumen and overburden at various temperatures in the Axe Lake area was completed. These results are being included in ongoing reservoir simulation activities to further refine the details of our reservoir test program as described above.

We continue to conduct economic feasibility, financial planning and market studies for full commercial development. We are undertaking a wide range of studies to examine infrastructure additions (roads, power, natural gas, and product pipelines), market alternatives, and the economic evaluation of a wide range of development scenarios. The advancement of the engineering work associated with a commercial development has been deferred as part of our prioritization of capital expenditures.

In June 2008, we committed to contributing CDN $1 million to the Saskatchewan Research Council towards the construction costs of a new oil sands research laboratory. The new laboratory and its 3D scaled physical model will facilitate the development of new thermal and solvent extraction configurations utilizing existing technologies for recovery of bitumen from oil sands. Large-scale laboratory testing of bitumen recovery processes under reservoir conditions will provide data to evaluate solvent assisted thermal recovery and production methods for our bitumen resources. As of January 31, 2009, $750,000 CDN has been paid and $250,000 CDN is due on commissioning of this model. Construction of the physical modeling apparatus is underway and will be complete by the end of October 2009. Bulk samples of the Company's core have been delivered to the laboratory and analysis is expected to begin during the year.

Exploration Programs - Pasquia Hills Oil Shale Prospect

In September 2008, we drilled 11 exploration test holes on our oil shale prospect in southeastern Saskatchewan with all the holes drilled experiencing meaningful intercepts of oil shale of up to 21.5 metres in thickness. Detailed evaluation and interpretation of the drilling results is underway. We are continuing to evaluate alternative potential methods for kerogen recovery from oil shales.

Outlook

As a consequence of current capital and commodity market conditions, we have undertaken an aggressive program of expenditure prioritization. Our activities are focused on the primary goals of determining the quality of our resources, adding to the Company’s resource quantities, and maintaining our asset base and core team. We have undertaken decisions to curtail and/or defer some of our expenditure plans for the remainder of the fiscal year.

The five year initial term of the Company’s Saskatchewan Oil Sands Permits will expire on May 31, 2009. The Oil Shale Regulations, 1964 as amended provide for three one year extensions of the permits. We plan to apply for an extension of the permits and we expect that the extension will be granted in the normal course prior to the expiry of the initial term.

At Test Site 1, we are preparing for the commissioning and start-up of this test during 2009. Detailed planning of the test is on-going, including incorporating the results generated from Test Site 3. We plan to drill an observation well which may be utilized as a disposal well, subject to testing and regulatory approval.

Steam injection at Test Site 1 may begin in 2009, subject to completion of the facilities, regulatory and other approvals. Water and steam will be injected into the reservoir in order to mobilize the bitumen at the bottom of the McMurray formation using the vertical test holes. Water and steam injection into the horizontal wells may begin following the completion of the surface facilities associated with the horizontal test holes and will incorporate results from the vertical well program.

We plan to continue the activities necessary to determine the characteristics and properties of the Axe Lake area, as well as conducting exploration programs to further define the location, extent and quality of the potential bitumen resource in the Axe Lake and Raven Ridge areas, Wallace Creek and Eagles Nest prospects. Activities may need to be partially curtailed or temporarily put on hold in light of our view to maintaining maximum liquidity and matching the pace of our activities with available funding under current market conditions. Results from our planned activities are expected to enable us to establish a commercial development plan for the Axe Lake area, including identifying and evaluating an optimal in-situ oil sands recovery process. We also currently intend to maintain our asset base and core technical team in order to advance the commercial development plan for our resource.

At Test Site 3, we are applying heat to the reservoir utilizing a down-hole electric heater and are planning to continue this test. We are considering options to expand the scope of the test, including perforating one or more of the holes and attempting to mobilize and produce small amounts of bitumen.

The overburden characterization program, originally planned for this winter, has been deferred until later in 2009. The program, in combination with our extensive 3D seismic data, is expected to enhance our understanding of the formation overlaying our bitumen deposit.

We have determined that in light of current capital markets, it is prudent to delay our exploration programs in the Eagles Nest and Wallace Creek areas. In addition, we will not begin any field activities related to Test Site 2, where tests on the use of recovery processes based on mobilization agents other than steam, such as hot propane were planned and we have deferred the Design Basis Memorandum (DBM) engineering for a 30,000 BOPD facility, initiated in a prior quarter. Further, development of a commercial project will remain subject to regulatory and other contingencies such as successful reservoir tests, board of directors’ approvals, financing and other risks inherent in the oil sands industry. These risks are described in detail in our Annual Report on Form 10-K, as amended. We will also only conduct those baseline environmental studies necessary to support current activities.

Liquidity and Capital Resources

At January 31, 2009, the Company held cash and short term investments totaling $51.5 million (April 30, 2008 - $46.3 million), consisting of CDN $50.3 million plus US $10.8 million.

On May 23, 2008, the Company issued 12,976,761 shares of common stock at a price of $4.20 per share for gross proceeds of $54,502,397 pursuant to a private placement. The Company paid an aggregate of $1,225,120 in fees to a syndicate of agents under the terms of the agency agreement.

On October 3, 2008, the Company issued 6,008,156 shares of common stock on a flow-through basis at a price of $3.675 CDN per share for gross proceeds of $22,079,973 CDN ($20,421,727 US) pursuant to a non-brokered private placement. In addition, on October 3, 2008, the Company issued a further 4,800,000 shares of common stock on a flow-through basis at a price of $3.675 CDN per share for gross proceeds of $17,640,000 CDN ($16,315,204 US) pursuant to a private placement. The proceeds of these private placements must be used for exploration activities in Canada and the tax benefits from such expenditures will flow through to the subscribers.

During the nine months ended January 31, 2009, the Company expended $62.3 million on exploration activities, $15.2 million on corporate and general administrative matters and $11.2 million on capital expenditures, which included the acquisition of the interests of the remaining external joint venture partners in the Eagles Nest Prospect. The joint venture partners’ interests were acquired for aggregate consideration of $1,600,626 ($1,632,000 CDN) and 640,000 shares of the Company’s common stock valued at $3,718,400. The Company received $1.7 million from the exercise of stock options including proceeds from the exercise of subsidiary options to purchase OQI Sask Exchangeable shares.

At the present time, the Company expects its near term liquidity needs will be met by working capital on hand at January 31, 2009. As at January 31, 2009, the Company had working capital of $39 million. The Company believes that it has sufficient funds to maintain its interest in the existing properties, to continue the testing activities at its Axe Lake Property described herein, and to maintain other core activities, which include internal operations and general corporate expenditures, through April 2010. The Company monitors its expenditure budgets and adjusts its expenditure plans to conform to available funding. However, additional funding will be required for changes in the nature or costs of the activities currently planned.

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

If the Company is unable to fully fund all of its planned activities this may result in delays of our business objectives, and in some cases, the objectives may not be met.

Results of Operations

Net Loss

Three Months ended January 31, 2009 as compared to three months ended January 31, 2008. The Company experienced a net loss of $18,011,129 or $0.07 per share for the three months ended January 31, 2009 (2008 - net loss of $37,413,583 or $0.16 per share). The decline in the net loss reported is mainly due to a reduction in exploration activity and costs in the current quarter as compared to the same quarter in the prior year.

Nine Months ended January 31, 2008 as compared to nine months ended January 31, 2008. The Company experienced a net loss of $73,616,845 or $0.28 per share for the nine months ended January 31, 2009 (2008 - net loss of $64,042,737 or $0.29 per share). As discussed further below, the increase in the net loss from 2008 to 2009 results from increases in expenses in all categories related to increased activity largely in the second quarter of the current year as compared to the same quarter in the prior year.

The Company expects to continue to incur operating losses and will continue to be dependent on additional equity or debt issuances and/or property joint ventures to fund its activities in the future.

Exploration costs

Three and nine months ended January 31, 2009 as compared to three and nine months ended January 31, 2008. Exploration costs for the three months ended January 31, 2009 were $14,531,437 (2008 - $35,549,282). Exploration costs for the nine months ended January 31, 2009 were $62,278,711 (2008 - $58,099,970). The Operations Summary above provides a summary of the exploration activities conducted in the three and nine months ended January 31, 2009. Exploration expenditures in the three and nine months ended January 31, 2008 related mainly to the 2008 winter Axe Lake Drilling program which commenced in September 2007 and to extensive seismic and magnetic survey activities and baseline environmental studies.

General and administrative

Cash consideration

Three and nine months ended January 31, 2009 as compared to three and nine months ended January 31, 2008. General and administrative expenses settled with cash for the three months ended January 31, 2009 were $3,472,399 (2008 - $2,496,529), for the nine months ended January 31, 2009, these were $15,246,927 (2008 - $5,567,078).   Expenditures in the three month period ended January 31, 2009 consist of salaries ($1.5 million), legal and other professional fees ($0.8 million), general office costs ($0.6 million), communications and investor relations ($0.4 million) and foreign exchange loss ($0.2 million). Expenditures in the nine month period ended January 31, 2009 consisted of foreign exchange loss ($5.6 million), salaries ($4 million), legal and other professional fees ($2.5 million), general office costs ($1.8 million), and communications and investor relations ($1.4 million). General and administrative expenses in the three months ended January 31, 2008 consisted of legal and other professional fees ($0.9 million), salaries ($0.9 million), communications and investor relations ($0.7 million), general office costs ($0.3 million) and foreign exchange gain ($0.3 million). General and administrative expenses in the nine months ended January 31, 2008 consisted of salaries ($2.1 million), legal and other professional fees ($1.8 million), communications and investor relations ($1.4 million), general office costs ($0.7 million) and foreign exchange gain ($0.5 million). Increases in costs in the current fiscal year as compared to the prior year are mainly associated with the cost of assembling the executive, professional and technical team required to execute the Company’s plans. The foreign exchange loss in the current year resulted from holding Canadian dollar cash in the parent company when the value of the Canadian dollar declined as compared to the US dollar.

At January 31, 2008 we had 22 employees including 3 seasonal field employees. At January 31, 2009 we had 76 employees including 26 seasonal field employees. The increase this period as compared to the same period in the prior year is consistent with the increased activities discussed above.

Stock-based consideration

Three and nine months ended January 31, 2009 as compared to three and nine months ended January 31, 2008. Stock-based consideration expense for the three months ended January 31, 2009 was $3,534,374 (2008 – $3,716,058), and for the nine months ended January 31, 2009 it was $14,959,497 (2008 – $12,565,716). Stock-based consideration expense for the three and nine months ended January 31, 2009 consists of stock-based compensation related to the issuance of options to directors, officers, employees and consultants. Stock-based consideration expense for the three and nine months ended January 31, 2008 consisted of stock-based compensation related to the issuance of options to directors, officers, employees and consultants and to bonus shares issued to employees. The fair value of the stock options was estimated using the Black-Scholes valuation model consistent with the provisions of SFAS No. 123R. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the expected stock price volatility determined using the historical volatility of the price of shares of the Company’s common stock. The increase this period as compared to the same period in the prior year is consistent with the increased number of employees as noted above. Stock-based compensation is a non-cash expense. The average value of the stock options using the Black-Scholes valuation model issued during the quarter ended January 31, 2009 was $0.73 (2008 - $3.85) and during the nine months ended January 31, 2009 was $2.00 (2008 - $3.76). The year over year decline in the average value of stock options is due to the decline in the market value of the Company’s stock.

Depreciation and accretion

Three and nine months ended January 31, 2009 as compared to three and nine months ended January 31, 2008. Depreciation and accretion expense for the three months ended January 31, 2009 was $417,857 (2008 - $284,020) and for the nine months ended January 31, 2009 was $1,189,019 (2008 - $786,094). Depreciation expense relates to camp facilities, equipment and corporate assets which are being depreciated over their useful lives of three to five years. Accretion expense relates to the asset retirement obligation recognized on the airstrip, camp site, access road, and the reservoir test sites which is being brought into income over a period of 10 to 30 years. The increase from the period ended January 31, 2008 to the period ended January 31, 2009 relates to the increase in assets held during the period and the recognition of accretion expense. Additions to the equipment in the nine months ended January 31, 2009 totaled $5.3 million.

Interest income

Three and nine months ended January 31, 2009 as compared to three and nine months ended January 31, 2008. Interest income for the three months ended January 31, 2009 was $318,710 (2008 - $669,670). Interest income for the nine months ended January 31, 2009 was $1,113,790 (2008 - $1,779,541). Interest income is earned because the Company pre-funds its activities resulting in cash on hand, which is invested in short-term deposits. The decrease in interest income this period as compared to the same period in the prior year reflects the decrease in market interest rates over the intervening year.

Income tax recovery

Three and nine months ended January 31, 2009 as compared to three and nine months ended January 31, 2008. The income tax recovery for the three months ended January 31, 2009 was $3,626,228 (2008 - $3,962,636). The income tax recovery for the nine months ended January 31, 2009 was $18,943,519 (2008 - $11,196,580). The income tax recovery for the three and nine months ended January 31, 2009 and January 31, 2008 relates mainly to the loss reported for the period. The tax recovery otherwise reported is reduced by the impact of flow through expenditures: the tax benefit of which flows through to subscribers. Drawdown of the flow through share premium liability increases the recovery. The net impact for the period was a reduction of tax recovery in the amount of $2,477,024 (2008 - $2,342,284) over three months and $3,492,743 (2008 - $2,515,240) over nine months. The deferred tax liability reported on the balance sheet is mainly related to the book value of property which will not be deductible for tax purposes and is related to the Company’s 2006 acquisition of the non-controlling (minority) interest in OQI Sask. This liability is drawn down by the tax effect of expenses of the period which are expected to be deductible for tax purposes in future years.

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

In December 2007 the FASB issued SFAS No. 160, which amends ARB No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. In addition, SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. For the Company, SFAS No. 160 is effective as of May 1, 2009, and must be applied prospectively, except for certain presentation and disclosure requirements which must be applied retrospectively. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the financial statements and related disclosures.

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

Critical Accounting Policies

A summary of critical accounting policies is included in the Management's Discussion and Analysis of Changes in Financial Condition and Results of Operations section of the Company's Annual Report on Form 10-K, as amended,  for the year ended April 30, 2008. There have not been any significant changes in our accounting policies since the end of fiscal 2008.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or further effect on its financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources that is material to investors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We have carried out an evaluation under the supervision of, and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Securities Exchange Act of 1934) were effective as of January 31, 2009 (the end of the period covered by this report).

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.   Risk Factors

There have been no material changes to the information included in Item 1A, and our Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 filed on December 9, 2008 and included in “Risk Factors” in our 2008 Annual Report on Form 10-K, as amended,  filed on June 27, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Following are descriptions of all unregistered equity securities of the Company sold during the last fiscal quarter and as of March 1, 2009, excluding transactions that were previously reported on Form 10-Q or Form 8-K.

On February 23, 2009, pursuant to the Plan, we granted an officer 500,000 options to purchase our common stock exercisable at $0.71 per share with the options vesting on a pro-rata basis over a 3 year period from the date of grant. The options were granted in consideration for services to be rendered by the officer. The options were granted to a non-U.S. person pursuant to Regulation S under the Securities Act of 1933. To the extent this option grant constituted a “sale” of securities we relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this grant because we: (i) did not engage in any public advertising or general solicitation in connection with the grant; (ii) made available to the recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that the recipient obtained all information regarding the Company he requested (or believed appropriate) and received answers to all questions he (and his advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with this issuance.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

Effective March 10, 2009, the Company entered into a Consulting Services Agreement (the "Agreement") with Karim Hirji, the former Chief Financial Officer of the Company. Pursuant to the Agreement, Mr. Hirji will provide consulting services to the Company, including assisting with the transition of the role and responsibilities of the Chief Financial Officer, for a period of one year. As compensation for Mr. Hirji's consulting services, Mr. Hirji is entitled to a daily fee of CDN $1,200 for each day which he provides services (which shall be a minimum of eight hours in any one 24 hour period). For less than or greater than an eight-hour day, Mr. Hirji will receive an hourly rate of CDN $150. In addition, Mr. Hirji is entitled to be reimbursed for any pre-authorized expenses incurred in connection with his provision of consulting services. Mr. Hirji has agreed to be available to provide consulting services to the Company for up to two days per week at the sole discretion of the Company; however, Mr. Hirji may choose to provide consulting services on additional days during the term of the Agreement in his sole discretion. Mr. Hirji has also agreed not to compete with the Company during the term of the Agreement and for a period of four months thereafter, unless the Agreement is terminated by the Company in which case the four month non-compete period will not apply.

Under the terms of the Agreement, Mr. Hirji is entitled to retain all stock options granted to him in his former role as an executive officer of the Company for the duration of the Agreement and Mr. Hirji remains eligible to participate in future stock option and other grants during the term of the Agreement at the sole discretion of the Company's Board of Directors.

Item 6.    Exhibits.

10.1	Consulting Services Agreement, effective March 10, 2009, between Oilsands Quest Inc. and Karim Hirji.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

OILSANDS QUEST INC.

Date: March 12, 2009	By:	/s/ Christopher H. Hopkins
Christopher H. Hopkins, Chief Executive Officer and Director

Date: March 12, 2009	By:	/s/ Garth Wong
Garth Wong, Chief Financial Officer