Form 10-K/A
period 2008-04-30
Oilsands Quest Inc
filed 2009-03-18
CIK 1096791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K/A (Amendment No. 1)
(Mark One)
☒		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED APRIL 30, 2008
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD OF __________________ TO________________
Commission File Number: 001-32994

OILSANDS QUEST INC.
(Exact name of Registrant as specified in its charter)

Colorado		98-0461154
State or other jurisdiction of incorporation or organization		(I.R.S. Employer Identification No.)

205, 707-7th AVENUE SW, CALGARY, ALBERTA, CANADA T2P 3H6
(Address of principal executive offices)

Issuer’s telephone number, including area code: (403) 263-1623

Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of Each Class		Name of Each Exchange on Which Registered
Common Stock, $.001 Par Value		The American Stock Exchange
Two Year Warrants Issued 2007		The American Stock Exchange

Securities registered or to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well known, seasoned issuer, as defined in Rule 405 of the Securities Act:
Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:
Yes ☐	No ☒

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

Yes ☐	No ☒

Large Accelerated Filer: ☒	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the year ended April 30, 2008, filed on June 27, 2008 (the “Original Filing”). Oilsands Quest Inc. (the “Company”) has filed this Amendment to remove all information relating to our bitumen resources, to include selected quarterly financial data required to be disclosed under Item 302 of Regulation of S-K which was inadvertently omitted from the Original Filing and to remove, pursuant to Rule 3-20 of Regulation S-X, the Canadian dollar disclosures that were previously included in our Note 4-Property and Equipment to the Financial Statements.

Other information contained herein has not been updated. Therefore, this Amendment should be read together with other documents that the Company has filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing. Information in such reports and documents updates and supersedes certain information contained in this Amendment. The filing of this Amendment shall not be deemed an admission that the Original Filing, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

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

Forward-looking statements are statements other than relating to historical fact and are frequently characterized by words such as “plan”, “expect”, “project”, “intend”, “believe”, “anticipate”, “estimate”, “potential”, “prospective” and other similar words or statements that certain events or conditions “may” “will” or “could” occur. Forward-looking statements such as references to Oilsands Quest’s drilling program, geophysical programs, reservoir field testing and analysis program, preliminary engineering and economic assessment program for a first commercial project, and the timing of such programs are based on the opinions and estimates of management and the company’s independent evaluators at the date the statements are made, and are subject to a variety of risks and uncertainties and other factors that could cause actual events or results to differ materially from those anticipated in the forward-looking statements, which include but are not limited to risks inherent in the oil sands industry, regulatory and economic risks, lack of infrastructure in the region in which the company’s resources are located and risks associated with the company’s ability to implement its business plan. Oilsands Quest undertakes no obligation to update forward-looking information if circumstances or management’s estimates or opinions should change, except as required by law. The reader is cautioned not to place undue reliance on forward-looking statements.

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

Table1: Results of drilling programs

	Winter 2007 / 2008 (Sept.14/07 to Mar. 26/08)	Drilled to Date (Nov.22/05 to Mar. 26/08)
	Wells Drilled	Wells Drilled	Sections Drilled	Wells per Section
Axe Lake Discovery	125	264	65	4.06
Saskatchewan Exploration (outside Axe Lake)	5	40	30	1.33
Reservoir Test (Axe Lake)	4	4	n/a	n/a
Environmental Monitoring (Axe Lake)	16	16	n/a	n/a
Raven Ridge Discovery	25	25	12	1.04
Total	175	349	107	2.93

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

Outlook

Over the next twelve months we will initiate the activities necessary to establish a commercial development plan for the Axe Lake Discovery, including aggressively progressing the reservoir test programs in order to evaluate an optimum in-situ oil sands recovery process. We expect to select one or more recovery technology options, conduct one or more technology feasibility tests and commence development of a commercial project. The following is an overview of key activities continuing and planned in the next twelve months:

•

continue exploration and delineation activities to further define the location, extent and quality of the resources at Axe Lake and Raven Ridge (for a complete description of our independent resource estimates, see Part 1, Item 2, “Properties and Statement of Oil and Gas Information”);

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
18 Table of Contents
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
19 Table of Contents
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

Location of Discovery Areas

With the exception of our Eagles Nest Prospect, the Axe Lake Discovery area, Raven Ridge Discovery area and Oilsands Quest’s other prospect areas are located east of what has to date been considered the established bitumen resources that are exploitable by in-situ production techniques in the Athabasca oil sands area. However, the substantial amount of drilling completed in the Axe Lake and Raven Ridge Discovery areas, and the extensive seismic programs and other exploration activities conducted by Oilsands Quest on its other lands over the past few years indicates that significant quantities of bitumen are in-place at Axe Lake and Raven Ridge. However, insufficient reservoir data exists at this time to estimate the quantities of recoverable and unrecoverable volumes underlying the resources at Axe Lake and Raven Ridge.

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

Reserves and Resources

We have not yet established any reserves. There are numerous uncertainties inherent in estimating quantities of bitumen resources and reserves, including many factors beyond our control, and no assurance can be given that the recovery of bitumen will be realized. In general, estimates of resources and reserves are based upon a number of factors and assumptions made as of the date on which the resource and reserves estimates were determined, such as geological and engineering estimates which have inherent uncertainties, the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from estimated results. All such estimates are, to some degree, uncertain and classifications of resources and reserves are only attempts to define the degree of uncertainty involved. For these reasons, estimates of resources, the classification of such resources and reserves based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially. No estimates of commerciality or recoverable bitumen resources or reserves can be made at this time, if ever.

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

Saskatchewan, Canada Oil Sands Rights

Oil Sands Permits and Licenses

Block	Description	OQI Working Interest	Gross/Net Acres	Permit Date	Term
Oil Sands Permits
PS00205	Township 92, Ranges 22, 23, 24, 25 (partial), West of the 3rd Meridian	100%	84,942	Jun 1/04	5 yrs
PS00206	Township 93, Ranges 22, 23, 24, 25 (partial), West of the 3rd Meridian	100%	81,108	Jun 1/04	5 yrs
PS00208(1)	Township 94, Ranges 22, 23, 24, 25 (partial), West of the 3rd Meridian	100%	81,012	Jun 1/04	5 yrs
PS00210(1)	Township 95, Ranges 22, 23, 24, 25 (partial), West of the 3rd Meridian	100%	79,620	Jun 1/04	5 yrs
PS00212	Township 96, Ranges 22, 23, 24, 25 (partial), West of the 3rd Meridian	100%	79,592	Jun 1/04	5 yrs
PS00213	Township 97, Ranges 22, 23, 24, 25 (partial), West of the 3rd Meridian	100%	79,520	Jun 1/04	5 yrs
PS00215	Township 98, Ranges 22, 23, 24, 25 (partial), West of the 3rd Meridian	100%	22,286	Jun 1/04	5 yrs
Oil Sands Licenses
OSL00001	Township 91, Ranges 21 (partial), 22 (partial), West of the 3rd Meridian	100%	23,040	Aug 13/07	5 yrs
OSL00002	Township 90, Ranges 23 (partial), 24 (partial), 25 (partial), West of the 3rd Meridian	100%	23,040	Aug 13/07	5 yrs
OSL00003	Township 91, Range 23, West of the 3rd Meridian	100%	23,040	Aug 13/07	5 yrs
OSL00005	Township 90, Range 26 (partial), West of the 3rd Meridian	100%	21,120	Aug 13/07	5 yrs
OSL00006	Township 91, Range 25 (partial), West of the 3rd Meridian	100%	19,680	Aug 13/07	5 yrs
Total			618,000

____________

(1)	The Axe Lake Discovery covers a portion of these permits – see details below under “Axe Lake Discovery”

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

Alberta, Canada Oil Sands Rights

Block	Description	OQI Working Interest	Gross/Net Acres	Grant Date	Term
Oil Sands Permits
Raven Ridge Prospect
7007030939	North half of the Township 92, Range 1, West of the 4th Meridian	100%	11,386	Mar 22/07	5 yrs
7007030940	East half of Township 93 and 94, Range 1, West of the 4th Meridian	100%	22,773	Mar 22/07	5 yrs
7007030941	West half of Township 93 and 94, excluding sections 33 and 34, Range 1, West of the 4th Meridian	100%	21,508	Mar 22/07	5 yrs
7006080098	South half of the Township 92, Range 1, West of the 4th Meridian	100%	11,386	Aug 10/06	5yrs
Wallace Creek Prospect
7008010298	Township 96, Range 1, West of the 4th Meridian	100%	22,773	Jan 24/08	5 yrs
7008010299	Township 96, Range 2, West of the 4th Meridian	100%	22,773	Jan 24/08	5 yrs
Oil Sands Lease
Eagles Nest Prospect
7405080355	Township 101, Range 13, West of the 4th Meridian	100%	22,773	Aug 25/05	15 yrs
Total			135,372

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

Saskatchewan, Canada Oil Shale Rights

Block	Description	OQI Working Interest	Total / Net Acres	Grant Date	Term
Pasquia Hills Oil Shale Prospect area
PS00222	Township 45, Ranges 1-2 (partial), West of the 3rd Meridian	100%	21,120	Sep 7/06	5 yrs
PS00223	Townships 47-48 (partial), Ranges 3-5 (partial), West of the 3rd Meridian	100%	82,560	Sep 7/06	5 yrs
PS00224	Townships 47-49 (partial), Ranges 3-5 (partial), West of the 3rd Meridian	100%	19,840	Sep 7/06	5 yrs
PS00225	Townships 46-47 (partial), Ranges 5-7 (partial), West of the 3rd Meridian	100%	80,000	Sep 7/06	5 yrs
PS00226	Townships 45-46 (partial), Ranges 5-7 (partial), West of the 3rd Meridian	100%	61,436	Sep 7/06	5 yrs
PS00237	Township 43 (partial), Ranges 1-4 (partial), West of the 3rd Meridian	100%	82,709	Oct 16/06	5 yrs
PS00238	Township 43 (partial), Ranges 5-6 (partial), West of the 3rd Meridian	100%	58,296	Oct 16/06	5 yrs
SHP0001	Townships 44-45 (partial), Ranges 1-3 (partial), West of the 3rd Meridian	100%	83,769	Aug 13/07	5 yrs
Total			489,730

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

	Fiscal Quarter	High Sales Price	Low Sales Price
Fiscal Year End April 30, 2008	4th Quarter (2/1/08 — 4/30/08)	$ 5.01	$ 3.18
	3rd Quarter (11/1/07 — 1/31/07)	$ 6.38	$ 3.00
	2nd Quarter (8/1/07 — 10/31/07)	$ 5.53	$ 3.81
	1st Quarter (5/1/07 — 7/31/07)	$ 4.44	$ 2.40
Fiscal Year End April 30, 2007	4th Quarter (2/1/07 — 4/30/07)	$ 5.00	$ 2.75
	3rd Quarter (11/1/06 — 1/31/07)	$ 5.49	$ 4.03
	2nd Quarter (8/1/06 — 10/31/06)	$ 5.95	$ 3.31
	1st Quarter (5/1/06 — 7/31/06)	$ 8.90	$ 3.34

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	13,272,000	(1)	$ 5.22	15,171,750	(3)
Equity Compensation Plans Not Approved by Stockholders	0	(2)	$ 0.0	1,200,000
TOTAL	13,272,000	(1)(2)	$ 5.22	16,371,750

____________

(1)	Includes: options to acquire 13,272,000 shares of common stock under the Company’s 2006 Stock Option Plan.

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

Year Ended
(in thousands, except per share amounts)	April 30, 2008	April 30, 2007	April 30, 2006	April 30, 2005	April 30, 2004
Summary of Operations
Operating loss(1)	$ 122,382	$ 76,253	$ 55,540	$ 5,244	$ 1,581
Loss from operations	$ 98,871	$ 68,795	$ 52,641	$ 5,109	$ 1,581
Loss from operations per common share	$ 0.44	$ 0.40	$ 0.64	$ 0.16	$ 0.09
Total Assets	$ 646,238	$ 556,416	$ 41,958	$ 7,294	$ 748
Long Term Obligations	$ 8,183	$ 3,075	$ —	$ 163	$ —
Balance Sheet Data
Cash and cash equivalents	$ 26,498	$ 32,394	$ 16,127	$ 1,022	$ 349
Short-term investments	$ 19,812	$ 2,000	$ 6,000	$ —	$ —
Working capital	$ 34,226	$ 5,819	$ 21,980	$ 4,319	$ (2,406)
Stockholders’ equity	$ 492,260	$ 386,834	$ 16,164	$ 3,728	$ (2,027)

____________

(1)	Defined as loss before income taxes and minority interest

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Outlook

Over the next twelve months we will initiate the activities necessary to establish a commercial development plan for the Axe Lake Discovery, including aggressively progressing the reservoir test programs in order to evaluate an optimum in-situ oil sands recovery process. We expect to select one or more recovery technology options, conduct one or more technology feasibility tests and commence development of a commercial project. The following is an overview of key activities continuing and planned in the next twelve months:

•

continue exploration and delineation activities to further define the location, extent and quality of the resources at Axe Lake and Raven Ridge (for a complete description of our independent resource estimates, see Part I, Item 2 “Properties and Statement of Oil and Gas Information”);

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

Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (a)	$ 8,182,835	$ 2,192,750	$ 1,863,963	$ 1,669,044	$ 2,457,078

The Company is subject to annual lease rentals, minimum exploration expenditures and work commitments related to its exploration permits, licenses and lease assets. These required expenditures have not been included in the above schedule. For details of these required expenditures see note 4 to the Consolidated Financial Statements.

____________

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

Former President, former Chief Executive Officer, former Chief Financial Officer from May 1, 2006 until August 14, 2006. Chairman of the Board since May 1, 2006, and Executive Chairman from August 14, 2006 to present. Mr. Wilson is also a member of the Company’s Resources and Reserves Committee. Served as Chairman and Managing Partner of Stanway Capital Partners from 2001 to present: From1997 to 2001, worked for TD Securities, Inc. as Managing Director and Global Head of Oil & Gas, Head of Investment Banking and Corporate Banking for Alberta, and Vice Chairman of TD Securities International, London. Prior to that Mr. Wilson was VP & Director of RBC Dominion Securities London responsible for the firm’s international and Canadian-transborder practice in energy and mining. Mr. Wilson held numerous senior positions with Royal Bank of Canada Group over a 17-year period from 1980. Prior to his investment banking career Mr. Wilson was an executive professional in technical and economic areas with Imperial Oil Limited (Esso/Exxon). Mr. Wilson has been involved in various oil sands projects, both in-situ and mining, from either a technical or financial perspective over the past 30 years. Mr. Wilson holds a Masters Degree in Business from the Sloan School, M.I.T., a Masters in Engineering from the University of Manitoba (National Research Council Scholar), and a B.Sc. in Chemical Engineering (1st Class Honours –B.E.C. Joyce Medal) from Queen’s University. Mr. Wilson is on several boards, including the Alberta Children’s Hospital Foundation and chairs its Corporate Governance Committee.

Christopher H. Hopkins President and Chief Executive Officer and Class A Director	August 2006	54

President, Chief Executive Officer and a director since August 14, 2006 and President, Chief Executive Officer and a director of Oilsands Quest Sask Inc., a subsidiary of the Company since November 10, 2004. Executive Vice President of Synenco Energy Inc.(“Synenco”), an oil sands exploration company, from October 1999 to September 2004 and a director of Synenco from October 1999 until August 2003. Founder, director and Vice President, Finance of Thunder Road Resources Ltd., a private oil and gas production company, from June1996 to June 2000. Mr. Hopkins is a management professional and businessman with 30 years of Canadian and international energy and mining experience. He has held executive positions in corporate planning and business development with Suncor Inc.’s Oil Sands Group, Pembina Corporation and Amoco Canada and has additional management experience in environmental control and regulatory affairs in the resource industry. Mr. Hopkins holds a B.Sc. (Chemistry and Biology) from Carleton University and an MBA from Queen’s University. Mr. Hopkins also served as a director of Added Capital Corp., a capital pool company, until November 2007.

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

Director of the Company since August 14, 2006 and a member of the Company’s Audit and Reserves and Resources Committees and Chair of the Governance and Nominating Committee. Mr. Tallman retired as the Senior Vice-President, Royal Bank of Canada, and head of the Prairies Region of Canada (Alberta, Saskatchewan and Manitoba) after a banking career spanning 42 years. Mr. Tallman is a member of the Board of Directors/Trustees of Big Rock Brewery Income Trust, ECL Group of Companies Ltd., and PFB Corporation. He is Chairman of the Board of CV Technologies, Inc. and Chairman of the Board of Trustees of Enbridge Income Fund. He has also served on the boards of Canadian Utilities Ltd., Calgary, Investment Saskatchewan Inc. and Gwich’n Development Corporation, Inuvik, NWT. Mr. Tallman is a graduate of the Institute of Corporate Directors– Corporate Governance College.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(5) (6) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(3) ($)	Total(4) ($)
T. Murray Wilson,	2008	$ 366,712	$195,580	Nil	$ 5,399,940	Nil	Nil	$ 6,176	$ 5,968,408
Executive Chairman,	2007	$ 263,667	$132,712	Nil	$ 21,427,791	Nil	Nil	$ 800	$ 21,824,970
Principal Executive	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Officer(1)

Christopher H. Hopkins	2008	$ 366,712	$195,580	Nil	$ 2,339,437	Nil	Nil	$ 794	$ 2,902,523
President and Chief	2007	$ 263,667	Nil	Nil	$ 5,773,028	Nil	Nil	$ 820	$ 6,037,515
Executive Officer	2006	$ 148,091	Nil	Nil	Nil	Nil	Nil	$ 1,736	$ 149,827

Karim Hirji, Chief	2008	$ 336,153	$171,132	Nil	$ 1,777,762	Nil	Nil	$ 23,060	$ 2,308,107
Financial Officer(2)	2007	$ 219,722	Nil	Nil	$ 3,092,715	Nil	Nil	$ 18,103	$ 3,330,540
	2006	$ 148,091	Nil	Nil	Nil	Nil	Nil	$ 1,736	$ 149,827

Errin Kimball, Vice	2008	$ 262,810	$97,790	Nil	$ 1,224,253	Nil	Nil	$ 1,877	$ 1,586,730
President	2007	$ 219,722	Nil	Nil	$ 2,975,099	Nil	Nil	$ 2,071	$ 3,196,892
Exploration(2)	2006	$ 189,526	Nil	Nil	Nil	Nil	Nil	$ 1,985	$ 191,511

Erdal Yildirim,	2008	$ 273,812	$57,044	Nil	$ 1,194,091	Nil	Nil	$ 19,820	$ 1,544,767
Executive Vice	2007	$ 126,514	Nil	Nil	$ 265,247	Nil	Nil	$ 10,442	$ 402,203
President Project Development(2)	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

____________

1)	Mr. Wilson became an Officer of the Company on May 1, 2006.

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

Grant of Plan Based Awards Table

GRANTS OF PLAN-BASED AWARD

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Options (#) (1)	Awards ($/Sh) (2)	and Option Awards (3)
T. Murray Wilson,	August 1, 2007	—	—	—	—	—	—	—	750,000	$ 4.27	$ 2,835,000
Christopher Hopkins	August 1, 2007	—	—	—	—	—	—	—	750,000	$ 4.27	$ 2,835,000
Karim Hirji	August 1, 2007	—	—	—	—	—	—	—	600,000	$ 4.27	$ 2,268,000
Errin Kimball	August 1, 2007	—	—	—	—	—	—	—	400,000	$ 4.27	$ 1,512,000
Erdal Yildirim	August 1, 2007	—	—	—	—	—	—	—	400,000	$ 4.27	$ 1,512,000

____________

1)	Stock options vest at the rate of 25% on the date of grant and 25% on each of the first three anniversary dates of the grant date unless otherwise stated in the Employment Agreement.

2)	The exercise price for stock options is equal to the closing price of our common stock on the date of grant.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets out the unexercised stock options, stock granted as bonuses that have not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of the end of our fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
T. Murray Wilson (2)	1,000,000	—	—	$ 6.75	May 1/11	—	—	—	—
	1,000,000	—	—	$ 6.75	Aug. 14/11	—	—	—	—
	1,000,000	—	—	$ 6.75	May 1/12	—	—	—	—
	—	1,000,000	1,000,000	$ 6.75	May 1/13	—	—	—	—
	137,500	412,500	412,500	$ 5.05	Aug. 23/11	—	—	—	—
	187,500	562,500	562,500	$ 4.27	Aug. 1/12	—	—	—	—

Christopher H. Hopkins (3)	150,000	450,000	450,000	$ 5.05	Aug. 23/11	—	—	—	—
	187,500	562,500	562,500	$ 4.27	Aug. 1/12	—	—	—	—

Karim Hirji (4)	100,000	300,000	300,000	$ 5.05	Aug. 23/11	—	—	—	—
	150,000	450,000	450,000	$ 4.27	Aug. 1/12	—	—	—	—

Errin Kimball (5)	75,000	225,000	225,000	$ 5.05	Aug. 23/11	—	—	—	—
	100,000	300,000	300,000	$ 4.27	Aug. 1/12	—	—	—	—

Erdal Yildirim (6)	75,000	225,000	225,000	$ 3.89	Oct. 2/11	—	—	—	—
	100,000	300,000	300,000	$ 4.27	Aug. 1/12	—	—	—	—

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

OPTIONS EXERCISED AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized On Exercise ($)	Number of Shares Acquired on Vesting ($)	Value Realized on Vesting ($)
T. Murray Wilson	Nil	Nil	Nil	Nil
Christopher Hopkins	Nil	Nil	Nil	Nil
Karim Hirji	Nil	Nil	Nil	Nil
Errin Kimball	Nil	Nil	Nil	Nil
Erdal Yildirim	Nil	Nil	Nil	Nil

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

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas Milne	$55,000	—	$561,675	—	—	—	$616,675
Ronald Phillips	$55,000	—	$561,675	—	—	—	$616,675
Gordon Tallman	$60,000	—	$561,675	—	—	—	$621,675
W. Scott Thompson	$50,000	—	$561,675	—	—	—	$611,675
Pamela Wallin	$41,000	—	$243,953	—	—	—	$284,953
John Read	$22,370	—	$295,848	—	—	—	$318,218

____________

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

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership	Percent of Common Stock
T. Murray Wilson Suite 205,707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Executive Chairman and Chairman of the Board	4,598,050 (2) (17)	2%

Ronald Phillips Suite 205,707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Director	1,255,750 (3)(17)	*

Christopher H. Hopkins Suite 205, 707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Chief Executive Officer, President and Director	21,922,798 (4)(17)	8.8%
63 Table of Contents
Karim Hirji Suite 205, 707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Chief Financial Officer	6,679,166 (5)(17)	2.9%

Thomas Milne Suite 205, 707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Director	2,619,000 (6)(7)(17)	1.1%

William Scott Thompson Suite 205, 707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Director	2,653,464 (8)(17)	1.2%

Gordon Tallman Suite 205, 707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Director	260,000 (9)(17)	*

Errin Kimball Suite 205, 707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Vice President, Exploration	4,160,566 (10)(17)	1.8%

Pamela Wallin Suite 205, 707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Director	83,300 (11)(17)	*

John Read Suite 205, 707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Director	45,600 (12)	*

Claes Palmgren Suite 205, 707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Vice President, Reservoir Engineer	50,000 (13)	*

Paul O’Donoghue Suite 205, 707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Vice President, Investor Relations & Corporate Planning	50,000 (14)	*

Erdal Yildirim Suite 205, 707-7th Avenue S.W., Calgary, Alberta CANADA T2P 3H6	Executive Vice President, Project Development	375,875 (15)(17)	*

All directors, executive officers and Named Executive Officers named as a group (13 persons)		44,753,569 (16)	16.7%

____________

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common stock
Sprott Asset Management Inc. Suite 2700, South Tower Royal Bank Plaza Toronto, ON M5J 2J1	11,904,761		5.2%

Aletheia Research and Management, Inc. 100 Wilshire Boulevard, Suite 1960 Santa Monica, CA 90401	26,685,922		11.8%

Goodman & Company, Investment Counsel Ltd., One Adelaide Street East, 29th Floor Toronto, Ontario, Canada, M5C 2V9	13,060,490	(1)	5.7%

____________

(1)	Includes warrants to acquire 500,000 shares of common stock.

Securities Authorized for Issuance Under Equity Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	13,272,000	(1)	$ 5.22	15,171,750	(3)
Equity Compensation Plans Not Approved by Stockholders	0	(2)	$ 0	1,200,000
TOTAL	13,272,000	(1) (2)	$ 5.22	16,371,750

____________

(1)	Includes: options to acquire 13,272,000 shares of common stock under the Company’s 2006 Stock Option Plan.

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

As at April 30, 2008, the Company had no (April 30, 2007 — nil) payable to the above mentioned company.

PART IV

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

____________

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OILSANDS QUEST INC.

Date: March 18, 2009	By:	/s/ Christopher H. Hopkins
Christopher H. Hopkins, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 18, 2009	By:	/s/ Garth Wong
Garth Wong, Chief Financial Officer (Principal Accounting Officer and Controller)

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm as of April 30, 2008	F-2
Report of Independent Registered Public Accounting Firm as of April 30, 2007	F-3
Consolidated Financial Statements	F-4
Consolidated Balance Sheets as of April 30, 2008 and April 30, 2007	F-4
Consolidated Statements of Operations for the Years Ended April 30, 2008, 2007 and 2006 and for the period from Inception on April 3, 1998 to April 30, 2008	F-5
Consolidated Statements of Stockholders’ Equity and Comprehensive Income from Inception on April 3, 1998 to April 20, 2008	F-6
Consolidated Statements of Cash Flows for the Years Ended April 30, 2008, 2007 and 2006 and for the period from Inception on April 3, 1998 to April 30, 2008	F-10
Notes to Consolidated Financial Statements	F-11

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

/s/ Pannell Kerr Forster

(Registered with PCAOB as “Smythe Ratcliffe”)

Chartered Accountants

Vancouver, Canada

July 24, 2007

OILSANDS QUEST INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

	April 30, 2008	April 30, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$26,498,038	$32,393,871
Accounts receivable	3,363,642	1,283,415
Short-term investments	19,811,788	2,000,000
Prepaid expenses	562,593	152,481
Available for sale securities (note 5)	390,733	284,630
Total Current Assets	50,626,794	36,114,397
Property and Equipment (note 4)	595,611,114	520,301,141
Total Assets	$646,237,908	$556,415,538
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,400,508	$5,170,063
Loan payable (note 7)	—	22,589,681
Flow-through share premium liability (note 12(d))	—	2,535,187
Total Current Liabilities	16,400,508	30,294,931
Deferred Taxes (note 9)	137,577,448	139,287,062
	153,977,956	169,581,993
STOCKHOLDERS’ EQUITY
Capital Stock
Preferred stock, par value of $0.001 each, 10,000,000 shares authorized 1 Series B Preferred share outstanding (notes 3(a) and 11)	1	1
Common stock, par value of $0.001 each, 500,000,000 shares authorized 213,861,958 and 164,624,278 shares outstanding at April 30, 2008 and April 30, 2007 respectively (notes 11, 12, 13 and 14)	213,862	164,624
Additional Paid-in Capital	678,774,284	519,265,628
Deficit Accumulated During Exploration Stage	(230,306,540)	(131,435,609)
Other Comprehensive Income (Loss)	43,578,345	(1,161,099)
Total Stockholders’ Equity	492,259,952	386,833,545
Total Liabilities and Stockholders’ Equity	$646,237,908	$556,415,538

Commitments (note 19)

Subsequent events (notes 4(d) and 20)

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.

(An Exploration Stage Company)

Consolidated Statements of Operations

	For The Years Ended April 30,			From Inception on April 3, 1998 through to April 30, 2008
	2008	2007	2006
Expenditures
Exploration costs	$96,419,694	$26,877,906	$8,291,018	$134,269,939
General and administrative
Cash consideration	11,170,499	10,782,651	4,138,482	29,507,806
Stock-based consideration (notes 2(h), 12, 13 and 15)	16,187,715	39,755,592	44,319,817	104,300,464
Depreciation	1,072,565	367,827	—	1,440,392
	124,850,473	77,783,976	56,749,317	269,518,601
Other Items
Interest income	(2,468,694)	(1,530,720)	(273,304)	(4,272,718)
Gain on extinguishment of certain liabilities (note 16)	—	—	(936,469)	(936,469)
Net loss before income tax recovery and non-controlling shareholder interest	122,381,779	76,253,256	55,539,544	264,309,414
Income tax recovery (note 9)	(23,510,848)	(2,307,432)	(21,956)	(25,879,620)
Net loss before non-controlling shareholder interest	98,870,931	73,945,824	55,517,588	238,429,794
Non-controlling shareholder interest (note 10)	—	(5,151,083)	(2,876,685)	(8,123,254)
Net loss	$98,870,931	$68,794,741	$52,640,903	$230,306,540
Net Loss Per Share	$(0.44)	$(0.40)	$(0.64)
Weighted Average Number of Common Shares Outstanding	227,054,265	173,197,834	81,989,009

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.

(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Common Stock		Preferred Stock		Additional paid-in Capital	Other Comprehensive Income (Loss)	Deficit Accumulated During the Exploration Stage	Total Stockholders’ Equity (Deficiency)
	Shares	Par Value	Shares	Par Value
Common stock issued on inception for assets	6,000,000	$000	—	$—	$91,834	$—	$—	$97,834
Net loss	—	—	—	—	—	—	(700)	(700)
Balance, April 30, 1998	6,000,000	6,000	—	—	91,834	—	(700)	97,134
For the period of April 30, 1998 to April 30, 2005
Common stock issued for:
Subscriptions	77,500	78	—	—	36,093	—	—	36,171
Property	17,020,724	17,021		—	3,222,143	—	—	3,239,164
Cash	9,138,972	9,139	—	—	2,048,018	—	—	2,057,157
Services	6,226,666	6,227		—	1,537,440	—	—	1,543,667
Settlement of debt	19,944,799	19,944	—	—	4,154,719	—	—	4,174,663
Share issue costs	—	—		—	(40,586)	—	—	(40,586)
Stock-based compensation expense	—	—	—	—	311,616	—	—	311,616
Beneficial conversion feature of convertible debentures and warrants	—	—	—	—	2,474,155	—	—	2,474,155
Other comprehensive income	—	—	—	—	—	(165,834)	—	(165,834)
Net loss	—	—	—	—	—	—	(9,999,265)	(9,999,265)
Balance April 30, 2005	58,408,661	$58,409	—	$—	$13,835,432	$(165,834)	$(9,999,965)	$3,728,042

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Common Stock		Preferred Stock		Additional paid-in Capital	Other Comprehensive Income (Loss)	Deficit Accumulated During the Exploration Stage	Total Stockholders’ Equity (Deficiency)
	Shares	Par Value	Shares	Par Value

Balance, April 30, 2005	58,408,661	$58,409	—	$—	$13,835,432	$(165,834)	$(9,999,965)	$3,728,042
Common stock issued for:
Cash	24,512,052	24,512	—	—	28,888,364	—	—	28,912,876
Cashless exercise of warrants and options	10,971,013	10,971	—	—	(10,971)	—	—	—
Property	385,880	385	—	—	500,059	—	—	500,444
Services	11,746,945	11,747	—	—	9,298,262	—	—	9,310,009
Settlement of debt	9,021,857	9,022	—	—	5,449,975	—	—	5,458,997
Stock-based compensation expense	—	—	—	—	1,314,505	—	—	1,314,505
Beneficial conversion feature of convertible debentures and warrants	—	—	—	—	18,449,294	—	—	18,449,294
Other comprehensive income Exchange gain on translation	—	—	—	—	—	421,919	—	421,919
Net loss	—	—	—	—	—	—	(52,640,903)	(52,640,903)
Balance, April 30, 2006	115,046,408	$115,046	—	$—	$77,724,920	$256,085	$(62,640,868)	$15,455,183

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.

(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Common Stock		Preferred Stock		Additional paid-in Capital	Other Comprehensive Income (Loss)	Deficit Accumulated During the Exploration Stage	Total Stockholders’ Equity (Deficiency)
	Shares	Par Value	Shares	Par Value

Balance, April 30, 2006	115,046,408	$115,046	—	$—	$77,724,920	$256,085	$(62,640,868)	$15,455,183
Common stock issued for:
Cash	15,603,175	15,603	—	—	68,306,693	—	—	68,322,296
Premium on flow-through shares allocated to liability	—	—	—	—	(2,535,187)	—	—	(2,535,187)
Settlement of debt	3,523,727	3,524	—	—	18,689,096	—	—	18,692,620
Cashless exercise of warrants	2,213,953	2,214	—	—	(2,214)	—	—	—
Preferred shares issued:
On reorganization (Note 11)	—	—	1	1	319,022,948	—	—	319,022,949
Exchange of exchangeable shares	28,237,015	28,237	—	—	(28,237)	—	—	—
Stock-based compensation expense	—	—	—	—	39,755,592	—	—	39,755,592
Share issue costs	—	—	—	—	(2,723,568)	—	—	(2,723,568)
Proceeds from exercise of subsidiary options and warrants (post reorganization)	—	—	—	—	1,055,585	—	—	1,055,585
Other comprehensive income
Unrealized loss on available for sale securities	—	—	—	—	—	(25,661)	—	(25,661)
Exchange loss on translation	—	—	—	—	—	(1,391,523)	—	(1,391,523)
Net loss	—	—	—	—	—	—	(68,794,741)	(68,794,741)
Balance, April 30, 2007	164,624,278	$164,624	1	$1	$519,265,628	$(1,161,099)	$(131,435,609)	$386,833,545

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.

(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Common Stock		Preferred Stock		Additional paid-in Capital	Other Comprehensive Income (Loss)	Deficit Accumulated During the Exploration Stage	Total Stockholders’ Equity (Deficiency)
	Shares	Par Value	Shares	Par Value

Balance, April 30, 2007	164,624,278	$164,624	1	$1	$519,265,628	$(1,161,099)	$(131,435,609)	$386,833,545
Common stock issued for:
Cash	41,626,431	41,626	—	—	149,555,186	—	—	149,596,812
Premium on flow-through shares allocated to liability	—	—	—	—	(4,379,276)	—	—	(4,379,276)
Property (note 4a) and d))	750,000	750	—	—	3,291,750	—	—	3,292,500
Services	44,000	44	—	—	116,387	—	—	116,431
Exchange of exchangeable shares	6,817,249	6,818	—	—	(6,818)	—	—	—
Stock-based compensation expense	—	—	—	—	16,071,284	—	—	16,071,284
Share issue costs	—	—	—	—	(6,737,683)	—	—	(6,737,683)
Proceeds from exercise of subsidiary options and warrants (post reorganization)	—	—	—	—	1,597,826	—	—	1,597,826
Other comprehensive income	—	—	—	—	—	—	—
Unrealized loss on available for sale securities	—	—	—	—	—	(141,970)	—	(141,970)
Exchange gain on translation	—	—	—	—	—	44,881,414	—	44,881,414
Net loss	—	—	—	—	—	—	(98,870,931)	(98,870,931)
Balance, April 30, 2008	213,861,958	$213,862	1	$1	$678,774,284	$43,578,345	$(230,306,540)	$492,259,952

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	For the years ended April 30,			From Inception on April 3, 1998
	2008	2007	2006	Through to April 30, 2008
Operating Activities
Net loss	$(98,870,931)	$(68,794,741)	$(52,640,903)	$(230,306,540)
Non-cash adjustments to net loss
Stock-based compensation expense	16,071,284	39,755,592	1,314,505	57,452,997
Deferred income tax (recovery)	(23,709,669)	(2,307,644)	916,271	(24,958,448)
Depreciation	1,072,565	367,827	—	1,440,392
Operating expenses paid with shares	116,431	—	9,310,010	11,070,439
Non-controlling shareholder interest	—	(5,151,083)	(2,876,685)	(8,123,254)
Non-cash financing expense	—	—	34,047,988	36,472,143
Gain on extinguishment of certain liabilities (note 16)	—	—	(936,469)	(936,469)
Write off of exploration property	—	—	—	856,359
Other	—	—	—	126,220
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	(2,340,545)	278,371	(488,154)	(2,737,938)
Accounts payable	10,915,217	3,774,527	261,608	18,160,420
Cash Used in Operating Activities	(96,745,648)	(32,077,151)	(11,091,829)	(141,483,679)
Investing Activities
Capital expenditures	(14,621,108)	(44,077,556)	(9,843,580)	(71,995,232)
Short-term investment (note 2)	(17,811,788)	4,000,000	(6,000,000)	(19,811,788)
Other investments	(248,073)	—	—	(664,872)
Cash Used in Investing Activities	(32,680,969)	(40,077,556)	(15,843,580)	(92,471,892)
Financing Activities
Issuance of shares for cash	142,859,131	65,598,728	28,885,876	239,736,916
Bank loan	(21,207,500)	21,207,500	—	—
Shares issued on exercise of subsidiary options and warrants post reorganization	1,597,826	—	—	2,653,411
Shares issued by subsidiary to non-controlling interest (note 3(a))	—	1,011,479	7,164,062	7,663,666
Convertible debentures	—	—	4,860,373	8,384,496
Cash Provided by Financing Activities	123,249,457	87,817,707	40,910,311	258,438,489
Inflow of Cash	(6,177,160)	15,663,000	13,974,902	24,482,918
Effects of exchange rate changes on cash	281,327	603,556	1,130,238	2,015,120
Cash and cash equivalents, Beginning of Period	32,393,871	16,127,315	1,022,175	—
Cash and cash equivalents, End of Period	$26,498,038	$32,393,871	$16,127,315	$26,498,038
Non-Cash Financing Activities
Common stock issued for properties	$3,292,500	$—	$500,444	$7,129,942
Warrants granted on purchase of properties	$—	$—	$1,713,929	$1,763,929
Common stock issued for services	$116,431	$—	$8,856,496	$10,504,594
Common stock issued for debt settlement	$—	$18,692,620	$5,939,510	$28,401,029

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

Net loss for the period, as reported	$52,640,903
Stock-based employee compensation if fair value based method applied	3,072,214
Pro-forma net loss as if fair-value method had been applied	$55,713,117
Basic and diluted loss per share
As reported	$ 0.64
Pro forma	$ 0.68

The weighted average fair value of stock options granted during the year ended April 30, 2008 was $3.69 per option (2007 — $4.94, 2006 — $1.07).

i)	Financial Instruments

(i)	Fair value

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

4.	PROPERTY AND EQUIPMENT

	April 30, 2008	April 30, 2007
Saskatchewan Oil Sands Rights
Permits	$546,074,183	$489,777,597
Licences	2,306,274	—
Alberta Oil Sands Rights
Permits	35,394,800	22,221,968
Leases	2,426,940	1,016,934
Oil Shale Rights (Permits)	4,621,245	3,854,648
Equipment	6,297,687	3,797,821
Less: Accumulated Depreciation	(1,510,015)	(367,827)
Net Book Value	$595,611,114	$520,301,141

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

9.	DEFERRED INCOME TAX

a)	Deferred tax liability

The following summarizes the temporary differences that give rise to the deferred income tax liability at April 30, 2008:

	April 30, 2008	April 30, 2007	April 30, 2006

Book value of property and equipment in excess of tax values	$ (161,540,984)	$ (161,036,504)	$ (1,080,821)
Non-capital loss carry-forwards tax benefit	23,963,536	21,749,442	—
	$ (137,577,448)	$ (139,287,062)	$ (1,080,821)

b)

Deferred income tax recovery differs from that which would be expected from applying the combined effective U.S. federal and state income tax rates of 34% (2007 - 34%, 2006 - 34%) to loss before income taxes. The difference results from the following:

	April 30, 2008	April 30, 2007	April 30, 2006
Expected current income tax recovery	$ (41,596,224)	$ (25,926,107)	$ (18,883,445)
Stock-based compensation	5,457,828	13,516,901	—
Tax impact of flow-through expenditures	6,189,768	8,087,292	—
Valuation allowance	—	—	18,861,489
Other	(855,447)	478,702	—
Impact of change in Canadian tax rate	612,230	—	—
Impact of lower Canadian tax rate	6,482,176	1,535,780	—
	$ (23,709,669)	$ (2,307,432)	$ (21,956)

10.	NON-CONTROLLING SHAREHOLDER INTEREST

The non-controlling shareholder interest related to OQI Sask, as calculated to the date of acquisition by OQI was transferred to the OQI Sask property account.

	Common Shares	Amount

Balance, April 30, 2005	3,787,500	$ 448,224
Share of net loss of OQI Sask	—	(2,876,685)
Increase in interest arising from share issuances by OQI Sask
Private placement including 1,524,875 flow-through share	1,721,075
Warrants exercised	549,450
Conversion of convertible note	904,434	7,164,062
Balance, April 30, 2006	6,962,459	4,735,601
Shares issued to non-controlling shareholders	5,875	10,518
Share of net loss of OQI Sask to date of acquisition	—	(5,151,083)
Non-controlling shareholders interest in shares issued to OQI	—	16,727,974
Balance held by non-controlling interest at date of acquisition (representing 35.92% of total common shares outstanding)	6,968,334	16,323,010
Transferred to the OQI Sask property account on acquisition of the minority interest (see note 3(a) and 4)	(6,968,334)	(16,323,010)
Balance, April 30, 2007	—	$ —

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

The following table summarizes information about transactions in OQI Sask warrants:

	Number	Weighted Average Exercise Price (CDN)
Issued and outstanding, April 30, 2005	5,875	$2.00
Issued	3,331,016	$4.95
Exercised	(1,120,878)	$1.90
Issued and outstanding, April 30, 2006	2,216,013	$6.48
Issued	—
Exercised	(2,200,013)	$6.52
Issued and outstanding, April 30, 2007	16,000	$2.00
Exercised	(16,000)	$2.00
Issued and outstanding, April 30, 2008	—

The following table summarizes information about transactions in OQI Sask stock options:

	Number	Weighted Average Exercise Price (CDN)
Issued and outstanding, April 30, 2005	300,000	$0.50
Granted	500,000	$5.40
Cancelled	(100,000)	$0.50
Issued and outstanding, April 30, 2006	700,000	$4.00
Granted	1,280,000	$21.40
Exercised	(205,000)	$3.32
Issued and outstanding, April 30, 2007	1,775,000	$16.55
Exercised	(135,000)	$11.63
Issued and outstanding, April 30, 2008	1,640,000	$16.96

The following table provides details of OQI Sask options outstanding at April 30, 2008:

Exercise Price (CDN)	Number Outstanding at April 30, 2008	Number Exercisable at April 30, 2008	Weighted Average Remaining Contractual Life
$0.50	100,000	100,000	1.54 years
$3.00	100,000	100,000	2.25 years
$6.00	515,000	515,000	2.78 years
$25.00	875,000	675,000	3.00 years
$50.00	50,000	25,000	3.25 years
	1,640,000	1,415,000	2.81 years

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

Exchangeable shares issuable as a result of the Acquisition Agreements (note 3(a)):

	OQI Sask Exchangeable Shares	OQI Sask Exchangeable Shares issuable on exercise of OQI Sask options and warrants	Total Exchangeable Shares
Acquisition date, August 14, 2006	57,349,388	19,154,916	76,504,304
OQI Sask options and warrants exercised	4,414,986	(4,414,986)	—
Exchangeable Shares exchanged into OQI common shares	(28,237,015)	—	(28,237,015)
Balance, April 30, 2007	33,527,359	14,739,930	48,267,289
OQI Sask options and warrants exercised	1,242,730	(1,242,730)	—
Exchangeable shares exchanged into OQI common shares	(6,817,249)	—	(6,817,249)
Balance, April 30, 2008	27,952,840	13,497,200	41,450,040

12.	COMMON STOCK

a)	Authorized shares of common stock

The Company has authorized the issuance of 500,000,000 shares of common stock.

b)	Shares issued for services

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

At April 30, 2008, OQI had outstanding options under the Company’s 2006 Stock Option Plan (SOP 2006) to purchase that same number of shares as follows:

Plan	Stock option Expiry Date	Exercise Price	2008	Number of Options 2007	2006
SOP 2005(b)	20-Oct-07	$1.50	—	200,000	400,000
SOP 2006	1-Jan-07	$1.70	—	—	300,000
SOP 2006	1-Jan-08	$2.00	—	400,000	400,000
SOP 2006	1-Nov-08	$2.58	—	600,000	600,000
SOP 2006	8-Feb-08	$4.62	—	250,000	250,000
SOP 2006	17-Feb-09	$4.57	250,000	250,000	250,000
SOP 2006	9-Mar-08	$4.60	—	250,000	250,000
SOP 2006	1-May-11	$6.75	1,000,000	1,000,000	—
SOP 2006	14-Aug-11	$6.75	1,000,000	1,000,000	—
SOP 2006	1-May-12	$6.75	1,000,000	1,000,000	—
SOP 2006	1-May-13	$6.75	1,000,000	1,000,000	—
SOP 2006	18-May-08	$6.00	300,000	300,000	—
SOP 2006	18-May-09	$6.00	30,000	30,000	—
SOP 2006	23-Aug-09	$5.05	75,000	75,000	—
SOP 2006	23-Aug-11	$5.05	2,860,000	2,970,000	—
SOP 2006	5-Sep-11	$5.10	—	300,000	—
SOP 2006	27-Sep-11	$3.90	—	50,000	—
SOP 2006	2-Oct-11	$3.89	400,000	400,000	—
SOP 2006	1-Dec-11	$5.25	50,000	50,000	—
SOP 2006	29-Jun-12	$2.47	100,000	—	—
SOP 2006	1-Aug-12	$4.27	4,097,000	—	—
SOP 2006	31-Aug-12	$5.04	30,000	—	—

SOP 2006	11-Oct-12	$4.60	150,000	—	—
SOP 2006	11-Jan-13	$4.59	115,000	—	—
SOP 2006	01-Feb-13	$3.37	200,000	—	—
SOP 2006	14-Mar-13	$4.00	320,000	—	—
SOP 2006	1-Apr-13	$3.97	10,000	—	—
SOP 2006	16-Apr-13	$4.25	40,000	—	—
			13,027,000	10,125,000	2,450,000

Included in the number of options outstanding at April 30, 2008 are 7,271,500 options that have not yet vested:

1,000,000	options at $6.75 with an expiry date of May 1, 2013 which vest on May 1, 2008;
715,000	options at $5.05 which vest as to 357,500 in each of 2008 and 2009 on August 23;
100,000	options at $3.89 which vest as to 50,000 in each of 2008 and 2009 on October 2;
12,500	options at $5.25 which vest as to 6,250 in each of 2008 and 2009 on December 1;
75,000	options at $2.47 which vest as to 25,000 in each of 2008, 2009, and 2010 on June 29;
3,072,750	options at $4.27 which vest as to 1,024,250 in each of 2008, 2009 and 2010 on August 1;
15,000	options at $5.04 which vest as to 7,500 on February 28, 2008 and 15,000 on August 31, 2008;
112,500	options at $4.60 which vest as to 37,500 in each of 2008, 2009, and 2010 on October 11;
86,250	options at $4.59 which vest as to 28,750 in each of 2009, 2010, and 2011 on January 11;
150,000	options at $3.37 which vest as to 50,000 in each of 2009, 2010, and 2011 on February 1;
240,000	options at $4.00 which vest as to 80,000 in each of 2009, 2010, and 2011 on March 14;
7,500	options at $3.97 which vest as to 2,500 in each of 2009, 2010, and 2011 on April 1;
30,000	options at $4.25 which vest as to 5,000 in each of 2009, 2010, and 2011 on April 16;
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

7,271,500

A summary of the OQI’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price
Balance, April 30, 2005	1,175,000	$0.27
Granted during year	4,875,000	$1.76
Exercised	(3,375,000)	$0.58
Expired	(225,000)	$0.25
Balance, April 30, 2006	2,450,000	$2.82
Granted during year	8,540,344	$5.83
Exercised	(705,344)	$2.65
Expired	(160,000)	$5.05
Balance, April 30, 2007	10,125,000	$5.33
Granted during year	5,077,000	$4.19
Exercised	(1,456,250)	$2.62
Expired	(718,750)	$4.84
Balance, April 30, 2008	13,027,000	$5.22

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

14.  WARRANTS

OQI had the following warrants outstanding to purchase that same number of common shares as at April 30:

Expiry Date	Exercise Price	2008	2007	2006
14-Sept-06	$0.34	—	—	2,380,000
19-Sep-06	$1.30	—	—	1,022,630
19-Sept-07	$0.55	—	104,883	568,111
12-Dec-07	$2.00	—	7,085,834	7,634,000
15-Dec-07	$2.00	—	1,500,000	1,500,000
6-Feb-08	$4.50	—	—	200,000
15-Dec-07	$1.75	—	165,350	260,580
5-Dec-09	$6.75	6,325,000	—	—
		6,325,000	8,856,067	13,565,321

A summary of OQI’s share purchase warrant activity is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, April 30, 2005	10,819,590	$0.35
Issued during year	23,728,503	$1.31
Exercised — cash	(10,650,095)	$0.60
Exercised — cashless	(10,332,122)	$0.62
Expired/Cancelled	(555)	$0.35
Balance, April 30, 2006	13,565,321	$1.63
Exercised — cash	(2,129,241)	$1.34
Exercised — cashless	(2,380,000)	$0.34
Expired/Cancelled	(200,013)	$4.50
Balance, April 30, 2007	8,856,067	$1.98
Issued during year	6,325,000	$6.75
Exercised	(8,856,067)	$1.98
Balance, April 30, 2008	6,325,000	$6.75

15.	NON-CASH FINANCING EXPENSE

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

The following table sets out OQI’s expected future payment commitments as at April 30, 2008 and the estimated timing of such payments relating to corporate office and operations facility leases:

Office, warehouse and equipment lease commitments	As at April 30, 2008
Year 1	$ 2,192,750
Year 2	976,749
Year 3	887,214
Year 4	853,574
Year 5	815,470
>5 Years	2,457,078
$ 8,182,835

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

Quarterly Financial Data (unaudited)
First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2008

Net loss from continuing operations (a)	$ 6,190,484	$ 20,438,671	$ 37,413,583	$ 34,828,193	$ 98,870,931

Net loss per share (b)

Originally reported	$0.03	$0.11	$0.18	$0.14	$0.44

Recalculated including	$0.03	$0.09	$0.16	$0.14	$0.44
Exchangeable shares

Weighted Average Number of Shares Outstanding

Originally Reported	182,424,876	187,430,122	203,812,609

Recalculated including	214,247,750	217,655,813	232,889,927	241,814,797
Exchangeable shares

2007

Net loss from continuing operations (a)	$ 19,945,525	$ 15,614,559	$ 14,265,498	$ 18,969,159	$ 68,794,741

Net loss per share (b)

Originally reported	$0.17	$0.12	$0.10	$0.40

Recalculated including	$0.17	$0.09	$0.07	$0.10	$0.40
Exchangeable shares

Weighted Average Number of Shares Outstanding

Originally Reported	117,722,101	130,054,507	141,989,112

Recalculated including	117,722,101	178,886,863	191,856,454	195,741,345
Exchangeable Shares

(a)	The Company is in the exploration stage and has no revenues from operations therefore net sales and gross profit are not reported.

(b)

In preparation of the April 30, 2008 financial statements the Company determined that outstanding OQI Sask Exchangeable Shares (Note 11b)) should be included in the calculation of the weighted average number of shares outstanding during the period for purposes of calculating the Net loss per share. Net loss per share amounts for prior periods calculated including OQI Sask Exchangeable Shares are therefore presented above along with the original calculation.

EXHIBIT INDEX

Exhibit No.	Description

23.1	Consent of Pannell Kerr Forster, filed herewith.
23.2	Consent of KPMG LLP, filed herewith.
31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.