Form 10-K/A
period 2008-04-30
Oilsands Quest Inc
filed 2009-07-29
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD OF __________ TO __________.

Commission File Number: 001-32994

OILSANDS QUEST INC.
(Exact Name of Registrant as Specified in its charter)

Colorado	98-0461154
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

800, 326-11th AVENUE SW, CALGARY, ALBERTA, CANADA T2R 0C5
(Address of principal executive offices, including zip code)

Issuer’s telephone number: (403) 263-1623

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 Par Value	NYSE Amex
Two Year Common Stock Purchase Warrants Issued 2007	NYSE Amex

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐           No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐           No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑           No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐           No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s 229.405 or this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐           No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☑	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant as of October 31, 2007 was approximately $1,026,140,269 based upon the closing sale price of the Registrant’s Common Stock on such date.

As of June 16, 2008 there were 226,848,719 shares of common stock issued and outstanding.

EXPLANATORY NOTE

Oilsands Quest Inc. (the “the Company”) is amending its Annual Report on Form 10-K for the year ended April 31, 2008, filed on June 27, 2008 (the “Original Filing”), as subsequently amended by Amendment No. 1 to the Annual Report Form 10-K, filed on March 18, 2009 (the “Amended Filing” and together with the Original Filing, the “2008 Form 10-K”) to amend and restate its consolidated financial statements and other financial information for the years ended April 30, 2007 and 2008.  The 2008 Form 10-K, as further amended hereby, is referred to as the “2008 Form 10-K/A.”

On July 14, 2009, the Audit Committee of the Board of Directors of the Company concluded that the Company’s financial statements for the years ended April 30, 2007 and April 30, 2008 and the quarterly periods ended July 31, 2007 to January 31, 2009 should be restated and should no longer be relied upon.  On August 14, 2006, the Company, pursuant to the terms of a reorganization agreement, acquired the non-controlling interest (35.92%) of Oilsands Quest Sask Inc. (“OQI Sask”) which, together with its 64.08% interest, resulted in a 100% interest in OQI Sask. During the preparation of the consolidated financial statements for the year ended April 30, 2009, the Company determined that the consideration paid in the acquisition of the non-controlling interest of OQI Sask in 2006 had been calculated incorrectly.

The restatement results from the accounting treatment for the August 14, 2006 acquisition by the Company of a non-controlling interest (35.92%) of Oilsands Quest Sask Inc. (“OQI Sask”), which together with its 64.08% interest, resulted in a 100% interest in OQI Sask.  In the accounting treatment of this transaction, the fair value of the stock options of OQI Sask at the time of the acquisition was included in the consideration paid for the non-controlling interest. Management concluded that in accordance with a technical interpretation of the terms of FAS 123(R), Share Based Payment, and FAS 141, Business Combinations, options of a subsidiary that are granted while the parent is in control of the subsidiary should be excluded from the consideration paid in the acquisition of a non-controlling interest.

As a result, the Company incorrectly presented the Company’s consolidated balance sheets as of April 30, 2008 and April 30, 2007 Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity and Comprehensive Income for the three months ended April 30, 2008 and April 30, 2007 and is correcting such presentation in this Form 10-K/A.  See note 2 in the notes to the consolidated financial statements included herein for a discussion of these corrections and a reconciliation of amounts previously reported to those shown herein.

For the convenience of the reader, this 2008 Form 10-K/A sets forth the Amended Filing in its entirety.  The Company has not modified or updated the disclosure presented in this 2008 Form 10-K/A, except as required to reflect the effects of the restatement discussed above.  Accordingly, this 2008 Form 10-K/A does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events.   The Company has not amended and does not intend to amend any of its previously filed Annual Reports on Form 10-K for the periods affected by the restatement other than this 2008 Form 10-K/A, and its previously filed Quarterly Reports on Form 10-Q for the quarterly periods ended July 31, 2008, October 31, 2008 and January 31, 2009, which amendments are being filed concurrently herewith. Accordingly, this 2008 Form 10-K/A should be read in conjunction with the Company’s filings subsequent to the Original Filing.

The following items have been amended as a result of the restatement:

Item 1A.	Risk Factors
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 8.	Financial Statements and Supplementary Data
Item 9A.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have also reissued the certifications required by Sections 302 and 906 of the Sarbanes Oxley Act.

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

Item 1.            DESCRIPTION OF BUSINESS

Background and Corporate Structure

We are a Colorado corporation formed on April 3, 1998 as Uranium Power Corporation. On November 2, 2004 we changed our name to CanWest Petroleum Corporation. On October 31, 2006 we changed our name to Oilsands Quest Inc. Our principal executive office is located at 800, 326-11th Avenue SW, Calgary, Alberta, Canada T2R OC5. Our website is www.oilsandsquest.com.

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

Prior to bidding on the Eagles Nest Prospect, on June 1, 2005, Township entered into an agreement with three third parties (collectively the “Triple 7 Joint Venture”) to post, acquire, develop and produce oil sands deposits located in the Athabasca Region of Alberta, Canada (the “Triple 7 Joint Venture Agreement”). As a result of this agreement, Township acquired one lease consisting of approximately 22,800 acres (the “Eagles Nest Oil Sands Lease”) at a cost of $727,187. Pursuant to the terms of this agreement we issued the Triple 7 Joint Venture 114,015 of our shares of common stock with a fair value of $127,432. Township has also agreed to pay the Triple 7 Joint Venture partners, as ongoing fees, $148,588 ($150,000 CDN) in cash or in shares of our common stock (at the discretion of the Company) on the first and second anniversary dates of the agreement. On the third anniversary date and each subsequent anniversary date of the agreement Township shall pay to the Triple 7 Joint Venture $445,765 ($450,000 CDN) until such time as the lease is surrendered or a commercial project has been identified. In the event that Township receives a feasibility study, conducted by an independent third party, which indicates that a commercial project is economic and wishes to construct a commercial project, Township is required to notify the Triple 7 Joint Venture. Upon commencement of construction of such a commercial project, Township shall pay to the Triple 7 Joint Venture the sum of $5,943,536 ($6,000,000 CDN). In addition to such payments Township has granted each of the three Triple 7 Joint Venture partners a royalty in the acquired leases of $0.03 ($0.03 CDN) on each barrel of crude bitumen produced, saved and sold or $148,588 ($150,000 CDN) per joint venture partner per year, whichever is greater. Such royalty is governed by the royalty procedure which stipulates, among other things, that the royalty will be secured by a lien, first charge or security interest on the royalty lands, and that the royalty is assignable or transferable subject to a right of first offer to Township. On September 21, 2007, in conjunction with the acquisition of the royalty described above, the Company acquired all of the rights of one of the three external joint venture partners for consideration of $49,939 ($50,000 CDN) plus the issuance of 250,000 shares of the Company’s common stock valued at $1,097,500 based on the September 20, 2007 closing market price of the shares. On June 17, 2008, we acquired the rights of the remaining external joint venture partners for aggregate consideration of $1,632,000 CDN and 640,000 shares of the Company’s common stock valued at $3,718,400 based on the June 17, 2008 closing market price of the shares. The Company’s obligations under the Triple 7 Joint Venture Agreement have therefore been eliminated.

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

Table1: Results of drilling programs

	Winter 2007 / 2008 (Sept.14/07 to Mar.26/08)	Drilled to Date (Nov.22/05 to Mar.26/08)
	Wells Drilled	Wells Drilled	Sections Drilled	Wells per Section
Axe Lake Discovery	125	264	65	4.06
Saskatchewan Exploration (outside Axe Lake)	5	40	30	1.33
Reservoir Test (Axe Lake)	4	4	n/a	n/a
Environmental Monitoring (Axe Lake)	16	16	n/a	n/a
Raven Ridge Discovery	25	25	12	1.04
Total	175	349	107	2.93

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

Available Information

We maintain an internet website at www.oilsandsquest.com. The information on our website is not incorporated by reference in this annual report on Form 10-KA.

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

RISKS RELATED TO OUR BUSINESS:

If we fail to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, the price of our common shares may be reduced.

We are required to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002 and related regulations. Any material weakness in our internal control over financial reporting that needs to be addressed, disclosure of management’s assessment of our internal control over financial reporting, or disclosure of our public accounting firm’s report on internal control over financial reporting that reports a material weakness in our internal control over financial reporting may reduce the price of our common shares.

In connection with the audit of our consolidated financial statements for the year ended April 30, 2009, we and our independent registered public accounting firm identified deficiencies in our internal control over financial reporting that were “material weaknesses” as defined by standards established by the Public Company Accounting Oversight Board. The deficiencies related to our accounting for the August 2006 acquisition of a non-controlling interest of QQI Sask which together with our 64.08% interest resulted in a 100% interest in OQI Sask. We have restated our financial statements for the period ended April 30, 2008 and the interim periods from July 31, 2008 through January 31, 2009 to correct the accounting treatment for this acquisition.  However, we cannot assure you that our remediation of our internal control over financial reporting relating to the identified material weakness will re-establish the effectiveness of our internal control over financial reporting or that we will not be subject to material weaknesses in the future.

The restatement of our consolidated financial statements may result in litigation and government enforcement actions.

We have restated our consolidated financial statements and other financial information for the year ended April 30, 2008 and the interim periods from July 31, 2008 through January 31, 2009 with respect to the accounting treatment of our August 2006 acquisition of a non-controlling interest (35.92%) of OQI Sask which together with our 64.08% interest resulted in a 100% interest in OQI Sask.  The restatement of our prior financial statements may expose us to risks associated with litigation, regulatory proceedings and government enforcement actions, including the risk that the SEC may disagree with the manner in which we have accounted for and reported the financial impact of the restatement which could result in the Company having to further restate its prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

In addition, securities class action litigation has often been brought against companies who have been unable to provide current public information or who have restated previously filed financial statements.  Such litigation is complex and could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition and results of operations.

Due to Our History of Operating Losses, We are Uncertain That We Will Be Able to Maintain Sufficient Cash to Accomplish Our Business Objectives

The consolidated financial statements have been prepared assuming that we will continue as a going concern. During the fiscal years ended April 30, 2008 and 2007 we suffered net losses of $91,031,316 and $86,262,516, respectively. At April 30, 2008, there was stockholders’ equity and working capital of $399,766,519 and $34,226,286, respectively. There is no assurance that we can generate net income, increase revenues or successfully explore and exploit our properties.

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

(MAP)

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

Costs Incurred

Costs incurred by the Company on its properties during the year ended April 30, 2008 are summarized as follows (in $US):

Property acquisition costs	$15,999,517
Exploration costs	96,419,694
Development costs	—
Total	$112,419,211

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

(3)
The aggregate number of securities issuable under the 2006 Stock Option Plan is the lesser of: (A) 15% of the total outstanding shares of the Company’s common stock, or (B) 30,000,000. As of June 16, 2008, the number of securities available for issuance under the 2006 Stock Option Plan is 15,171,750 (calculated as 30,000,000 maximum less 15,737,000 granted plus 908,750 cancelled/forfeited).

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

	Year Ended
(in thousands, except per share amounts)	April 30, 2008 as restated	April 30, 2007 as restated	April 30, 2006 as restated	April 30, 2005 as restated	April 30, 2004
Summary of Operations
Operating loss(1)	$125,100	$90,877	$55,540	$5,244	$1,581
Loss from operations	$91,031	$86,263	$52,641	$5,109	$1,581
Loss from operations per common share	$0.40	$0.50	$0.64	$0.16	$0.09
Total Assets	$510,119	$438,217	$47,238	$12,574	$748
Long Term Obligations	$8,183	$3,075	$—	$163	$—
Balance Sheet Data
Cash and cash equivalents	$26,498	$32,394	$16,127	$1,022	$349
Short-term investments	$19,812	$2,000	$6,000	$—	$—
Working capital	$34,226	$5,819	$3,838	$4,319	$(2,406)
Stockholders’ equity	$399,766	$295,155	$18,246	$5,810	$(2,027)
____________

(1)	Defined as loss before income taxes and minority interest

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Net Loss

Year ended April 30, 2008 as compared to year ended April 30, 2007. The Company experienced a net loss of $91,031,316 or $0.40 per share for the year ended April 30, 2008 as compared to a net loss of $86,262,516 or $0.50 per share for the year ended April 30, 2007. The Company expects to continue to incur operating losses and will continue to be dependent on additional equity or debt sales and/or property joint ventures to fund its activities in the future.

Year ended April 30, 2007 as compared to year ended April 30, 2006. The Company experienced a net loss of $86,262,516 or $0.50 per share for the year ended April 30, 2007 as compared to a net loss of $52,640,903 or $0.64 per share for the year ended April 30, 2006.

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

General and administrative

Cash consideration

Year ended April 30, 2008 as compared to year ended April 30, 2007. General and administrative expenses settled with cash increased from $10,829,237 in 2007 to $10,651,797 in 2008. The increase in total costs year over year is not significant. Increases in certain costs (salaries and professional fees) were offset by reductions in other areas (2007 included one time reorganization costs).

Year ended April 30, 2007 as compared to Year ended April 30, 2006. General and administrative expenses settled with cash increased from $4,138,482 in 2006 to $10,651,797 in 2007. The increase occurred as consulting fees, corporate salaries and professional fees were higher. Consulting expenses increased by $3,281,653 as almost all consulting fees incurred in 2006 were settled with the issuance of shares whereas all fees incurred in 2007 were settled with cash. Corporate salaries increased $2,468,660 because subsequent to the August 14, 2006 reorganization, operations increased significantly and permanent employees were hired to run the Company, prior to the reorganization the Company was primarily run by consultants. Professional fees increased by $929,756 in 2007 as a direct result of the additional costs associated with the August 14, 2006 reorganization.

Stock-based consideration

Year ended April 30, 2008 as compared to year ended April 30, 2007. Stock-based consideration expense for the year ended April 30, 2008 of $19,247,333 (2007 — $54,510,209) consists of stock-based compensation related to the issuance of options to directors, officers, employees and consultants and to bonus shares issued to employees. The fair value of the stock options was estimated using the Black-Scholes valuation model consistent with the provisions of SFAS No. 123R. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the expected price volatility determined using the historical volatility of the Company’s common stock. OQI has unrecognized stock-based compensation costs of $12,607,254 related to unvested options which will be recognized in future periods as the options vest. The large decrease in Stock-based consideration in 2008 is due to the vesting terms of the stock options that were granted in 2007. Approximately 3.9 million stock options that were granted in 2007 vested in that same year compared to only 1.4 million stock options that were granted in 2008. Stock based compensation is a non-cash expense.

Year ended April 30, 2007 as compared to year ended April 30, 2006. Stock-based consideration expense for the year ended April 30, 2007 of $54,510,209 (2006 — $44,319,817) consists of stock-based compensation related to the issuance of options to directors, officers, employees and consultants. The fair value of the stock options was estimated using the Black-Scholes valuation model consistent with the provisions of SFAS No. 123R. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the expected price volatility determined using the historical volatility of the Company’s common stock. Stock-based compensation is a non-cash expense. In 2006 stock-based consideration was comprised of $34,047,988 in non-cash financing expenses, $8,957,324 in consulting and advertising services provided and $1,314,505 in stock-based compensation. The non-cash financing costs in 2006 were as a result of OQI’s contractual commitment in fiscal 2006 to file a re-sale registration statement with respect to a private placement done in December, 2005. OQI issued 2,889,371 shares of common stock as a penalty for delays and recorded a non-cash financing expense of $17,312,623. In addition, OQI recorded non-cash financing costs of $16,735,365 related to warrants issued in conjunction with the private placement completed in December 2005 and the convertible debentures issued during the year. The fair value of the warrants was calculated using the Black-Scholes pricing model.

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

Income tax recovery

Year ended April 30, 2008 as compared to year ended April 30, 2007. The income tax recovery of $34,068,819 (2007 — $(107,580)) relates to the tax benefit that is generated by expensing all exploration costs. This results in a higher tax basis for the Company’s capital assets when compared to their carrying value. A similar recovery was not seen in 2007 as the majority of the tax benefits realized on the exploration costs were renounced to share holders through the issuance of flow-through shares,. . Note 10 to the Financial Statements provides a complete reconciliation of the income tax recovery reported to the amount that would be expected from applying the combined Canadian. federal and provincial income tax rate of 27%.

Year ended April 30, 2007 as compared to year ended April 30, 2006. The income tax of $107,580 (2006 — ($21,956)) relates to the tax on income. All tax benefits that were generated by expensing exploration costs were renounced to shareholders through the issuance of flow-through shares in 2007... Taxes in 2006 were similar as there were minimal exploration costs incurred. Note 10 to the Financial Statements provides a complete reconciliation of the income tax recovery reported to the amount that would be expected from applying the combined U.S. federal and state income tax rate of 34%.

Non-controlling shareholder interest loss

Year ended April 30, 2008 as compared to year ended April 30, 2007. No non-controlling shareholder interest loss was recognized in 2008 (2007 — $4,722,083) as OQI acquired the non-controlling shareholder interest in OQI Sask on August 14, 2006.

Year ended April 30, 2007 as compared to year ended April 30, 2006. The increase in the loss from non-controlling shareholder interest to $4,722,083 in 2007 (2006 — $2,876,685) is due to higher net losses in 2007 compared to 2006 and due to OQI owning 64.08% of OQI Sask prior to its acquisition on August 14, 2006 compared to 62.75% as at April 30, 2006.

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
____________

(a)	See Note 20 to the Consolidated Financial Statements, “Commitments”.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Supplementary Data following the signature page of this Form 10-K/A.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Item 9A.	Controls and Procedures “As Restated”

Evaluation of Disclosure Controls and Procedures

As of April 30, 2008, we carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on the evaluation, as of April 30, 2008, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act were effective. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the restatement our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has re-evaluated the effectiveness of our disclosure controls and procedures. Based on this re-assesment, our Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2008 our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, had re-evaluated of the effectiveness of our internal control over financial reporting as of April 30, 2008 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control — Integrated Framework.

In the Company’s previously filed Annual Report Form 10-K/A for the year ended April 30, 2008 we concluded that the Company’s internal control over financial reporting as of April 30, 2008 was effective.  However, in July of 2009 the Company determined that a restatement of its previously issued financial statements was necessary.  As a result of the financial statement restatement, we reassessed our internal control over financial reporting and determined that a material weakness existed at April 30, 2008.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal control over financial reporting as of April 30, 2008 existed as we did not maintain effective processes and controls over the accounting for and reporting of complex and non-routine transactions. Specifically, we did not have sufficient appropriate level of technical knowledge, experience and training in the accounting for asset acquisitions, stock-based compensation, and deferred income taxes. This control deficiency resulted in the restatement of the consolidated financial statements for the years ended April 30, 2008 and 2007 and each of the quarters in fiscal 2009 and 2008.  The restatement of the prior periods also resulted in a material adjustment to the April 30, 2009 financial statement prior to their issuance.

As a result of the aforementioned material weaknesses as of April 30, 2008, we have revised our previously reported assessment of the effectiveness of internal control over financial reporting and have concluded that, as of April 30, 2008, the Company’s internal control over financial reporting was not effective.

KPMG LLP, our independent registered public accounting firm that audited the financial statements included in the annual report containing the disclosure required by this Item, has performed an audit of internal control over financial reporting.  Their report is included in this annual report on Form 10-K/A.

We plan to remediate the material weakness described above by consulting with an independent big four accounting firm on complex accounting issues and obtain written analysis of the accounting options available to us.  The analysis would be reviewed with the independent auditors on the appropriateness of the accounting treatment for any new transactions.  We will also amend our period close procedures to include access to independent consultation on technical accounting treatment with respect to highly complex transactions.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(5) (6) (As Restated)($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(3) ($)	Total(4) (As Restated)($)
T. Murray Wilson,	2008	$366,712	$195,580	Nil	$5,399,940	Nil	Nil	$6,176	$5,968,408
Executive Chairman,	2007	$263,667	$132,712	Nil	$21,427,791	Nil	Nil	$800	$21,824,970
Principal Executive	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Officer(1)

Christopher H. Hopkins	2008	$366,712	$195,580	Nil	$2,870,898	Nil	Nil	$794	$3,433,984
President and Chief	2007	$263,667	Nil	Nil	$9,429,006	Nil	Nil	$820	$9,693,493
Executive Officer	2006	$148,091	Nil	Nil	Nil	Nil	Nil	$1,736	$149,827

Karim Hirji, Chief	2008	$336,153	$171,132	Nil	$2,043,492	Nil	Nil	$23,060	$2,573,837
Financial Officer(2)	2007	$219,722	Nil	Nil	$5,611,337	Nil	Nil	$18,103	$5,849,162
	2006	$148,091	Nil	Nil	Nil	Nil	Nil	$1,736	$149,827

Errin Kimball, Vice	2008	$262,810	$97,790	Nil	$1,224,253	Nil	Nil	$1,877	$1,586,730
President	2007	$219,722	Nil	Nil	$4,356,365	Nil	Nil	$2,071	$4,578,158
Exploration(2)	2006	$189,526	Nil	Nil	Nil	Nil	Nil	$1,985	$191,511

Erdal Yildirim,	2008	$273,812	$57,044	Nil	$1,194,091	Nil	Nil	$19,820	$1,544,767
Executive Vice	2007	$126,514	Nil	Nil	$265,247	Nil	Nil	$10,442	$402,203
President Project Development(2)	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
____________

1)	Mr. Wilson became an Officer of the Company on May 1, 2006.

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

Grant of Plan Based Awards Table

GRANTS OF PLAN-BASED AWARD

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Underlying Options (#) (1)	Awards ($/Sh) (2)	Option Awards (3)
T. Murray Wilson,	August 1, 2007	—	—	—	—	—	—	—	750,000	$4.27	$2,835,000
Christopher Hopkins	August 1, 2007	—	—	—	—	—	—	—	750,000	$4.27	$2,835,000
Karim Hirji	August 1, 2007	—	—	—	—	—	—	—	600,000	$4.27	$2,268,000
Errin Kimball	August 1, 2007	—	—	—	—	—	—	—	400,000	$4.27	$1,512,000
Erdal Yildirim	August 1, 2007	—	—	—	—	—	—	—	400,000	$4.27	$1,512,000
____________

1)	Stock options vest at the rate of 25% on the date of grant and 25% on each of the first three anniversary dates of the grant date unless otherwise stated in the Employment Agreement.

2)	The exercise price for stock options is equal to the closing price of our common stock on the date of grant.

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

Item 15.	EXHIBITS

3.1	Articles of Incorporation.(1),(4),(6),(11)
3.2	Bylaws. (16)
4.1	2005b Stock Option Plan.(2)
4.2	2006 Stock Option Plan.(13)
4.3	Rights Agreement, dated as of March 9, 2006, between the Company and Computershare Investor Services, Inc., as Rights Agent.(5)
4.4	Warrant indenture between Oilsands Quest Inc. and Computershare Trust Company of Canada dated December 5, 2007.(14)
10.6	Form of Warrant, dated December 12, 2005. (3)
10.7	Financing Agreement with Oilsands Quest Sask, Inc., November 25, 2005.(3)
10.8	Subscription Agreement with Dynamic Power Hedge Fund, dated December 12, 2005.(3)
10.9	Executive Employment Agreement (Amended and Restated) with T. Murray Wilson, dated September 22, 2006 and as amended effective August 1, 2007.(13)
10.10	Reorganization Agreement, dated June 9, 2006.(7)
10.13	Voting Exchange and Trust Agreement dated August 14, 2006.(8)
10.14	Exchangeable Share Provisions.(8)
10.15	Support Agreement dated August 14, 2006.(8)
10.16	Executive Employment Agreement with Christopher Hopkins dated August 14, 2006.(8)
10.17	Executive Employment Agreement with Karim Hirji dated August 14, 2006.(8)
10.18	Executive Employment Agreement with Errin Kimball dated August 14, 2006.(8)
10.20	Share Purchase Agreement, effective May 31, 2006.(12)
10.21	Assignment Agreement, effective May 31, 2006.(12)
10.22	Executive Employment Agreement with Erdal Yildirim, dated October 10, 2006.(10)
10.23	Form of Indemnity Agreement.(9)
10.24	Subscription Agreement for Flow-Through Shares, dated March 6, 2007.(13)
10.25	Amending Agreement to Subscription Agreement for Flow-Through Shares, dated May 3, 2007.(13)
10.26	Subscription Agreement between the Company and Subscribers, dated May 3, 2007.(13)
10.27	Underwriting Agreement.(15)
21.1	Subsidiaries of the Registrant.(13)
23.1	Consent of Pannell Kerr Forster, filed herewith.
23.2	Consent of KPMG LLP, filed herewith.
31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OILSANDS QUEST INC.

Date: July 29, 2009	By:	/s/ Christopher H. Hopkins
Christopher H. Hopkins, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 29, 2009	By:	/s/ Garth Wong
Garth Wong, Chief Financial Officer (Principal Accounting Officer )

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ T. Murray Wilson	Executive Chairman and Director	July 29, 2009
T. Murray Wilson

/s/ Christopher H. Hopkins	President and Chief Executive Officer and Director	July 29, 2009
Christopher H. Hopkins

/s/ Ronald Phillips	Director	July 29, 2009
Ronald Phillips

/s/ Thomas Milne	Director	July 29, 2009
Thomas Milne

/s/ Gordon Tallman	Director	July 29, 2009
Gordon Tallman

/s/ W. Scott Thompson	Director	July 29, 2009
W. Scott Thompson

/s/ Pamela Wallin	Director	July 29, 2009
Pamela Wallin

/s/ John Read	Director	July 29, 2009
John Read

/s/ Ronald Blakely	Director	July 29, 2009
Ronald Blakely

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm as of June 25, 2008, except as to note 2, which is as of July 29, 2009	F-2
Report of Independent Registered Public Accounting Firm as of June 25, 2008, except as to paragraphs 3 through 6 of Management’s Report on Internal Control over Financial Reporting (as restated), which are as of July 29, 2009
F-3
Report of Independent Registered Public Accounting Firm as of July 24, 2007, except for note 2, which is as of July 29, 2009	F-4
Consolidated Financial Statements	F-5
Consolidated Balance Sheets as of April 30, 2008 and April 30, 2007	F-5
Consolidated Statements of Operations for the Years Ended April 30, 2008, 2007 and 2006 and for the period from Inception on April 3, 1998 to April 30, 2008	F-6
Consolidated Statements of Stockholders’ Equity and Comprehensive Income from Inception on April 3, 1998 to April 30, 2008	F-7
Consolidated Statements of Cash Flows for the Years Ended April 30, 2008, 2007 and 2006 and for the period from Inception on April 3, 1998 to April 30, 2008	F-11
Notes to Consolidated Financial Statements	F-12

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Oilsands Quest Inc.:

We have audited the accompanying consolidated balance sheet of Oilsands Quest Inc. and subsidiaries (a development stage company) as of April 30, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year ended April 30, 2008 and for the period from inception on April 3, 1998 to April 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The cumulative statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the period from inception on April 3, 1998 to April 30, 2008 include amounts from the period from April 3, 1998 to April 30, 2007, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included from the period from April 3, 1998 to April 30, 2007 is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oilsands Quest Inc. and subsidiaries (a development stage company) as of April 30, 2008, and the results of their operations and their cash flows for the year ended April 30, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”), and our report dated July 29, 2009 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in note 2 to the consolidated financial statements, the April 30, 2008 consolidated financial statements have been restated to correct misstatements.

(signed) KPMG LLP

Calgary, Canada
June 25, 2008, except as to note 2
which is as of July 29, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Oilsands Quest Inc.:

We have audited Oilsands Quest Inc.’s (the “Company”) (a development stage company)  internal control over financial reporting of as of April 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as restated) appearing under Item 9A of the Amendment No. 2 of April 30, 2008 Annual Report on Form 10-K/A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company not maintaining effective processes and controls over the accounting for and reporting of complex and non-routine transactions has been identified and included in management’s restated assessment of the effectiveness of internal control over financial reporting.

As stated in paragraphs 3 through 6 paragraphs of Management’s Annual Report on Internal Control over Financial Reporting (as restated), management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been restated to reflect the impact of the aforementioned material weakness in internal control over financial reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the April 30, 2008 financial statements of the Company. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the April 30, 2008 consolidated financial statements, and this report does not affect our report dated June 25, 2008, except as to note 2 which is as of July 29, 2009, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

(signed) KPMG LLP

Calgary, Canada
June 25, 2008, except as to paragraphs 3 through 6 of Management’s Report on Internal Control over Financial Reporting (as restated), which are as of July 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

Our previous report dated July 24, 2007 has been withdrawn and the accompanying financial statements revised as disclosed in Note 2.

/s/ Pannell Kerr Forster

(Registered with PCAOB as “Smythe Ratcliffe”)

Chartered Accountants

Vancouver, Canada
July 24, 2007 (except for note 2, as to which the date is July 29, 2009)

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Balance Sheets

	April 30, 2008	April 30, 2007
	(as restated)	(as restated)
ASSETS
Current Assets:
Cash and cash equivalents	$26,498,038	$32,393,871
Accounts receivable	3,363,642	1,283,415
Short-term investments	19,811,788	2,000,000
Prepaid expenses	562,593	152,481
Available for sale securities (note 6)	390,733	284,630
Total Current Assets	50,626,794	36,114,397
Property and Equipment (note 5)	459,492,571	402,102,210
Total Assets	$510,119,365	$438,216,607
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,400,508	$5,170,063
Loan payable (note 8)	-	22,589,681
Flow-through share premium liability (note 13(d))	-	2,535,187
Total Current Liabilities	16,400,508	30,294,931
Deferred Taxes (note 10)	93,952,338	112,766,811
	110,352,846	143,061,742
STOCKHOLDERS’ EQUITY
Capital Stock
Preferred stock, par value of $0.001 each, 10,000,000 shares authorized 1 Series B Preferred share outstanding (notes 4(a) and 12)	1	1
Common stock, par value of $0.001 each, 500,000,000 shares authorized 213,861,958 and 164,624,278 shares outstanding at April 30, 2008 and April 30, 2007 respectively (notes 12, 13, 14 and 15)	213,862	164,624
Additional Paid-in Capital	602,754,989	440,527,975
Deficit Accumulated During Development Stage	(239,934,700)	(148,903,384)
Other Comprehensive Income (Loss)	36,732,367	3,365,649
Total Stockholders’ Equity	399,766,519	295,154,865
Total Liabilities and Stockholders’ Equity	$510,119,365	$438,216,607

Commitments (note 20)
Subsequent events (notes 5(d) and 21)

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Operations

	For The Years Ended April 30,			From Inception on April 3, 1998 through to
	2008	2007	2006	April 30, 2008
	(as restated)	(as restated)		(as restated)
Expenditures
Exploration costs	$96,419,694	$26,877,906	$8,291,018	$134,269,940
General and administrative
Cash consideration	10,829,237	10,651,797	4,138,482	29,035,690
Stock-based consideration (notes 3(h), 13, 14 and 16)	19,247,333	54,510,209	44,319,817	122,114,699
Depreciation	1,072,565	367,827	-	1,440,392
	127,568,829	92,407,739	56,749,317	286,860,721
Other Items
Interest income	(2,468,694)	(1,530,720)	(273,304)	(4,272,718)
Gain on extinguishment of certain liabilities (note 17)	-	-	(936,469)	(936,469)
Net loss before income tax recovery and non-controlling shareholder interest	125,100,135	90,877,019	55,539,544	281,651,534
Income tax (recovery) (note 10)	(34,068,819)	107,580	(21,956)	(34,022,580)
Net loss before non-controlling shareholder interest	91,031,316	90,984,599	55,517,588	247,628,954
Non-controlling shareholder interest (note 11)	-	(4,722,083)	(2,876,685)	(7,694,254)
Net loss	$91,031,316	$86,262,516	$52,640,903	$239,934,700
Net Loss Per Share	$(0.40)	$(0.50)	$(0.64)
Weighted Average Number of Common Shares Outstanding	227,054,265	173,197,834	81,989,009

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Common Stock		Preferred Stock		Additional paid-in	Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value	Capital	(Loss)	Stage	(Deficiency)
Common stock issued on inception for assets	6,000,000	$6,000	-	$-	$91,834	$-	$-	$97,834
Net loss	-	-	-	-	-	-	(700)	(700)
Balance, April 30, 1998	6,000,000	6,000	-	-	91,834	-	(700)	97,134
For the period of April 30, 1998 to April 30, 2005 Common stock issued for:
Subscriptions	77,500	78	-	-	36,093	-	-	36,171
Property	17,020,724	17,021	-	-	5,304,174	-	-	5,321,195
Cash	9,138,972	9,139	-	-	2,048,018	-	-	2,057,157
Services	6,226,666	6,227	-	-	1,537,440	-	-	1,543,667
Settlement of debt	19,944,799	19,944	-	-	4,154,719	-	-	4,174,663
Share issue costs	-	-	-	-	(40,586)	-	-	(40,586)
Stock-based compensation expense	-	-	-	-	311,616	-	-	311,616
Beneficial conversion feature of convertible debentures and warrants	-	-	-	-	2,474,155	-	-	2,474,155
Other comprehensive loss	-	-	-	-	-	(165,834)	-	(165,834)
Net loss	-	-	-	-	-	-	(9,999,265)	(9,999,265)
Balance April 30, 2005, as restated	58,408,661	$58,409	-	$-	$15,917,463	$(165,834)	$(9,999,965)	$5,810,073

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Common Stock		Preferred Stock		Additional paid-in	Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value	Capital	Income	Stage	(Deficiency)

Balance, April 30, 2005, as restated	58,408,661	$58,409	-	$-	$15,917,463	$(165,834)	$(9,999,965)	$5,810,073
Common stock issued for:
Cash	24,512,052	24,512	-	-	28,888,364	-	-	28,912,876
Cashless exercise of warrants and options	10,971,013	10,971	-	-	(10,971)	-	-	-
Property	385,880	385	-	-	500,059	-	-	500,444
Services	11,746,945	11,747	-	-	9,298,262	-	-	9,310,009
Settlement of debt	9,021,857	9,022	-	-	5,449,975	-	-	5,458,997
Stock-based compensation expense	-	-	-	-	1,314,505	-	-	1,314,505
Beneficial conversion feature of convertible debentures and warrants	-	-	-	-	18,449,294	-	-	18,449,294
Other comprehensive income Exchange gain on translation	-	-	-	-	-	421,919	-	421,919
Net loss	-	-	-	-	-	-	(52,640,903)	(52,640,903)
Balance, April 30, 2006, as restated	115,046,408	$115,046	-	$-	$79,806,951	$256,085	$(62,640,868)	$17,537,214

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Common Stock		Preferred Stock		Additional paid-in	Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stage	(Deficiency)

Balance, April 30, 2006, as restated	115,046,408	$115,046	-	$-	$79,806,951	$256,085	$(62,640,868)	$17,537,214
Common stock issued for:
Cash	15,603,175	15,603	-	-	68,306,693	-	-	68,322,296
Premium on flow-through shares allocated to liability	-		-	-	(2,535,187)	-	-	(2,535,187)
Settlement of debt	3,523,727	3,524	-	-	18,689,096	-	-	18,692,620
Cashless exercise of warrants	2,213,953	2,214	-	-	(2,214)	-	-	-
Preferred shares issued:
On reorganization (Note 12)	-	-	1	1	223,579,501	-	-	223,579,502
Exchange of exchangeable shares	28,237,015	28,237	-	-	(28,237)	-	-	-
Stock-based compensation expense	-	-	-	-	54,510,209	-	-	54,510,209
Share issue costs	-	-	-	-	(2,854,422)	-	-	(2,854,422)
Proceeds from exercise of subsidiary options and warrants (post reorganization)	-	-	-	-	1,055,585	-	-	1,055,585
Other comprehensive income
Unrealized loss on available for sale securities	-	-	-	-	-	(25,661)	-	(25,661)
Exchange loss on translation	-	-	-	-	-	3,135,225	-	3,135,225
Net loss	-	-	-	-	-	-	(86,262,516)	(86,262,516)
Balance, April 30, 2007, as restated	164,624,278	$164,624	1	$1	$440,527,975	$3,365,649	$(148,903,384)	$295,154,865

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Common Stock		Preferred Stock		Additional paid-in	Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stage	Equity

Balance, April 30, 2007, as restated	164,624,278	$164,624	1	$1	$440,527,975	$3,365,649	$(148,903,384)	$295,154,865
Common stock issued for:
Cash	41,626,431	41,626	-	-	149,555,186	-	-	149,596,812
Premium on flow-through shares allocated to liability	-	-	-	-	(4,379,276)	-	-	(4,379,276)
Property (note 5a) and d))	750,000	750	-	-	3,291,752	-	-	3,292,502
Services	44,000	44	-	-	116,387	-	-	116,431
Exchange of exchangeable shares	6,817,249	6,818	-	-	(6,818)	-	-	-
Stock-based compensation expense	-	-	-	-	19,130,902	-	-	19,130,902
Share issue costs	-	-	-	-	(7,078,945)	-	-	(7,078,945)
Proceeds from exercise of subsidiary options and warrants (post reorganization)	-	-	-	-	1,597,826	-	-	1,597,826
Other comprehensive income
Unrealized loss on available for sale securities	-	-	-	-	-	(141,970)	-	(141,970)
Exchange gain on translation	-	-	-	-	-	33,508,688	-	33,508,688
Net loss	-	-	-	-	-	-	(91,031,316)	(91,031,316)
Balance, April 30, 2008, as restated	213,861,958	$213,862	1	$1	$602,754,989	$36,732,367	$(239,934,700)	$399,766,519

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the years ended April 30,			From Inception on April 3, 1998 Through to April 30, 2008
	2008	2007	2006
	(as restated)	(as restated)		(as restated)
Operating Activities
Net loss	$(91,031,316)	$(86,262,516)	$(52,640,903)	$(239,934,700)
Non-cash adjustments to net loss
Stock-based compensation expense	19,130,902	54,510,209	1,314,505	75,267,232
Deferred income tax (recovery)	(34,267,640)	107,368	916,271	(33,101,407)
Depreciation	1,072,565	367,827	-	1,440,392
Operating expenses paid with shares	116,431	-	9,310,010	11,070,439
Non-controlling shareholder interest	-	(4,722,083)	(2,876,685)	(7,694,254)
Non-cash financing expense	-	-	34,047,988	36,472,143
Gain on extinguishment of certain liabilities (note 17)	-	-	(936,469)	(936,469)
Write off of exploration property	-	-	-	856,359
Other	-	-	-	126,220
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	(2,340,545)	278,371	(488,154)	(2,737,938)
Accounts payable	10,915,217	3,774,527	261,608	18,160,420
Cash Used in Operating Activities	(96,404,386)	(31,946,297)	(11,091,829)	(141,011,563)
Investing Activities
Capital expenditures	(14,621,108)	(44,077,556)	(9,843,580)	(71,995,233)
Short-term investment (note 3)	(17,811,788)	4,000,000	(6,000,000)	(19,811,788)
Other investments	(248,073)	-	-	(664,872)
Cash Used in Investing Activities	(32,680,969)	(40,077,556)	(15,843,580)	(92,471,893)
Financing Activities
Issuance of shares for cash	142,517,869	65,467,874	28,885,876	239,264,800
Bank loan	(21,207,500)	21,207,500	-	-
Shares issued on exercise of subsidiary options and warrants post reorganization	1,597,826	-	-	2,653,411
Shares issued by subsidiary to non-controlling interest (note 4(a))	-	1,011,479	7,164,062	7,663,666
Convertible debentures	-	-	4,860,373	8,384,496
Cash Provided by Financing Activities	122,908,195	87,686,853	40,910,311	257,966,373
Inflow of Cash	(6,177,160)	15,663,000	13,974,902	24,482,917
Effects of exchange rate changes on cash	281,327	603,556	1,130,238	2,015,121
Cash and cash equivalents, Beginning of Period	32,393,871	16,127,315	1,022,175	-
Cash and cash equivalents, End of Period	$26,498,038	$32,393,871	$16,127,315	$26,498,038
Non-Cash Financing Activities
Common stock issued for properties	$3,292,500	$-	$500,444	$7,129,942
Warrants granted on purchase of properties	$-	$-	$1,713,929	$1,763,929
Common stock issued for services	$116,431	$-	$8,856,496	$10,504,594
Common stock issued for debt settlement	$-	$18,692,620	$5,939,510	$28,401,029

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
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

2.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

During the preparation of the consolidated financial statements for the year ended April 30, 2009, the Company determined that the consideration paid in the acquisition of the non-controlling interest of Oilsands Quest Sask Inc. (“OQI Sask”) in 2006 had been calculated incorrectly. On August 14, 2006, the Company, pursuant to the terms of a reorganization agreement, acquired the noncontrolling interest (35.92%) of OQI Sask which, together with its 64.08% interest, resulted in a 100% interest in OQI Sask (“the Acquisition”).

The restatement to the financial statements arose as a result of changes to the following items including the components of the consideration exchanged in the Acquisition:

Stock-Based Compensation

In absence on guidance in Financial Accounting Standards Board Statement No. 123(R) (“FAS 123(R)), the Company analogized to guidance in EITF 00-23 and FASB Interpretation No. 44 which states that settlement of options of a subsidiary’s stock (OQI Sask) that are settled for options of the parent’s stock (the Company) should be subject to modification accounting for which we applied the measurement guidance under the terms of Financial Accounting Standards 123 (R) (“FAS 123”). The fair value of the options was removed from the consideration exchanged in the Acquisition and modification accounting for stock-based compensation arrangements was applied.

The Company also corrected accounting for certain forfeitures as well as for the change in status of individuals from employee to nonemployee.

Fair Value of Purchase Price Consideration

As OQI Sask is in the development stage, the Acquisition is deemed to be an asset acquisition and the fair value of the equity consideration should be based on the trading price per share of the Company’s common stock on the date the Acquisition closed.

The fair value of the warrants should have been calculated using the Black Scholes model.

Deferred Income Taxes

For asset acquisitions, deferred income taxes were recalculated based on the purchase price consideration and the tax basis to determine the amount assigned to property and equipment and deferred tax liability in the purchase price allocations.

The Company reinstated a full valuation allowance on the Company’s and OQI Sask’s tax losses at the date of the Acquisition and subsequent periods.  The Company changed the tax rate applied on OQI Sask’s taxable temporary differences from the U.S. rate and the Canadian rate in the purchase price allocation and subsequently reflected reductions in the Canadian statutory rate.

Foreign Currency Translation Gains/Losses

Foreign currency translation gains and losses were recalculated based on the change in the value of the property and equipment and deferred tax liability allocated in all asset acquisitions to OQI Sask, which has a Canadian dollar functional currency.

Other impacted amounts presented throughout these restated consolidated financial statements and accompanying notes have been amended as appropriate.

The Board of Directors, in consultation with the Audit Committee concluded on July 14, 2009 that the Company’s previously issued financial statements for fiscal 2008 and fiscal 2007 (including the interim periods within those years), should no longer be relied upon because of certain accounting errors and irregularities in those financial statements. Accordingly, the Company restated its previously issued financial statements for those periods by filing this Amendment to its Form 10-KA for the year ended April 30, 2008.

The following table outlines the impact of the adjustment by financial statement line item in the Company’s consolidated balance sheets as of April 30, 2008.

April 30, 2008	As previously reported	Restatement adjustment	As restated
ASSETS
Current Assets:
Cash and cash equivalents	$26,498,038	$-	$26,498,038
Accounts receivable	3,363,642	-	3,363,642
Short-term investments	19,811,788	-	19,811,788
Prepaid expenses	562,593	-	562,593
Available for sale securities	390,733	-	390,733
Total Current Assets	50,626,794	-	50,626,794

Property and Equipment	595,611,114	(136,118,543)	459,492,571
Total Assets	$646,237,908	$(136,118,543)	$510,119,365
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,400,508	$-	$16,400,508
Total Current Liabilities	16,400,508	-	16,400,508
Deferred Taxes	137,577,448	(43,625,110)	93,952,338
	153,977,956	(43,625,110)	110,352,846
STOCKHOLDERS’ EQUITY
Capital Stock
Preferred stock, par value of $0.001 each, 10,000,000 shares authorized 1 Series B Preferred share outstanding	1	-	1
Common stock, par value of $0.001 each, 500,000,000 shares authorized 213,861,958 shares outstanding at April 30, 2008	213,862	-	213,862
Additional Paid-in Capital	678,774,284	(76,019,295)	602,754,989
Deficit Accumulated During Development Stage	(230,306,540)	(9,628,160)	(239,934,700)
Other Comprehensive Income (Loss)	43,578,345	(6,845,978)	36,732,367
Total Stockholders’ Equity	492,259,952	(92,493,433)	399,766,519
Total Liabilities and Stockholders’ Equity	$646,237,908	$(136,118,543)	$510,119,365

The following table outlines the impact of the adjustment by financial statement line item in the Company’s consolidated balance sheets as of April 30, 2007.

April 30, 2007	As previously reported	Restatement adjustment	As restated
ASSETS
Cash and cash equivalents	$32,393,871	$-	$32,393,871
Accounts receivable	1,283,415	-	1,283,415
Short-term investments	2,000,000	-	2,000,000
Prepaid expenses	152,481	-	152,481
Available for sale securities	284,630	-	284,630
Total Current Assets	36,114,397	-	36,114,397
Property and Equipment	520,301,141	(118,198,931)	402,102,210
Total Assets	$556,415,538	$(118,198,931)	$438,216,607
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,170,063	$-	$5,170,063
Loan payable	22,589,681	-	22,589,681
Flow-through share premium liability	2,535,187	-	2,535,187
Total Current Liabilities	30,294,931	-	30,294,931
Deferred Taxes	139,287,062	(26,520,251)	112,766,811
	169,581,993	(26,520,251)	143,061,742
STOCKHOLDERS’ EQUITY
Capital Stock
Preferred stock, par value of $0.001 each, 10,000,000 shares authorized 1 Series B Preferred share outstanding	1	-	1
Common stock, par value of $0.001 each, 500,000,000 shares authorized 164,624,278 shares outstanding at April 30, 2007	164,624	-	164,624
Additional Paid-in Capital	519,265,628	(78,737,653)	440,527,975
Deficit Accumulated During Development Stage	(131,435,609)	(17,467,775)	(148,903,384)
Other Comprehensive Income (Loss)	(1,161,099)	4,526,748	3,365,649
Total Stockholders’ Equity	386,833,545	(91,678,680)	295,154,865
Total Liabilities and Stockholders’ Equity	$556,415,538	$(118,198,931)	$438,216,607

The following table outlines the impact of the adjustment by financial statement line item in the Company’s statement of operations for the year ended April 30, 2008.

For the year ended April 30, 2008	As previously reported	Restatement adjustment	As restated
Expenditures
Exploration costs	$96,419,694	$-	$96,419,694
General and administrative
Cash consideration	11,170,499	(341,262)	10,829,237
Stock-based consideration	16,187,715	3,059,618	19,247,333
Depreciation	1,072,565	-	1,072,565
	124,850,473	2,718,356	127,568,829
Other Items
Interest income	(2,468,694)	-	(2,468,694)
Gain on extinguishment of certain liabilities	-	-	-
Net loss before income tax recovery and non-controlling shareholder interest	122,381,779	2,718,356	125,100,135
Income tax recovery	(23,510,848)	(10,557,971)	(34,068,819)
Net loss before non-controlling shareholder interest	98,870,931	(7,839,615)	91,031,316
Non-controlling shareholder interest	-	-	-
Net loss	$98,870,931	$(7,839,615)	$91,031,316
Net Loss Per Share	$(0.44)		$(0.40)
Weighted Average Number of Common Shares Outstanding	227,054,265	-	227,054,265

The following table outlines the impact of the adjustment by financial statement line item in the Company’s statement of operations for the year ended April 30, 2007.

For the year ended April 30, 2007	As previously reported	Restatement adjustment	As restated
Expenditures
Exploration costs	$26,877,906	$-	$26,877,906
General and administrative
Cash consideration	10,782,651	(130,854)	10,651,797
Stock-based consideration	39,755,592	14,754,617	54,510,209
Depreciation	367,827	-	367,827
	77,783,976	14,623,763	92,407,739
Other Items
Interest income	(1,530,720)	-	(1,530,720)
Gain on extinguishment of certain liabilities	-	-	-
Net loss before income tax recovery and non-controlling shareholder interest	76,253,256	14,623,763	90,877,019
Income tax recovery	(2,307,432)	2,415,012	107,580
Net loss before non-controlling shareholder interest	73,945,824	17,038,775	90,984,599
Non-controlling shareholder interest	(5,151,083)	429,000	(4,722,083)
Net loss	$68,794,741	$17,467,775	$86,262,516
Net Loss Per Share	$(0.40)		$(0.50)
Weighted Average Number of Common Shares Outstanding	173,197,834	-	173,197,834

The following table outlines the impact of the adjustment by financial statement line item in the Company’s statement of cash flows for the year ended April 30, 2008.

For the year ended April 30, 2008	As previously reported	Restatement adjustment	As restated
Operating Activities
Net loss	$(98,870,931)	$7,839,615	$(91,031,316)
Non-cash adjustments to net loss
Stock-based compensation expense	16,071,284	3,059,618	19,130,902
Deferred income tax (recovery)	(23,709,669)	(10,557,971)	(34,267,640)
Depreciation	1,072,565	-	1,072,565
Operating expenses paid with shares	116,431	-	116,431
Non-controlling shareholder interest	-	-	-
Non-cash financing expense	-	-	-
Gain on extinguishment of certain liabilities	-	-	-
Write off of exploration property	-	-	-
Other	-	-	-
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	(2,340,545)	-	(2,340,545)
Accounts payable	10,915,217	-	10,915,217
Cash Used in Operating Activities	(96,745,648)	341,262	(96,404,386)
Investing Activities
Capital expenditures	(14,621,108)	-	(14,621,108)
Short-term investment	(17,811,788)	-	(17,811,788)
Other investments	(248,073)	-	(248,073)
Cash Used in Investing Activities	(32,680,969)	-	(32,680,969)
Financing Activities
Issuance of shares for cash	142,859,131	(341,262)	142,517,869
Bank loan	(21,207,500)	-	(21,207,500)
Shares issued on exercise of subsidiary options and warrants post reorganization	1,597,826	-	1,597,826
Shares issued by subsidiary to non-controlling interest	-	-	-
Convertible debentures	-	-	-
Cash Provided by Financing Activities	123,249,457	(341,262)	122,908,195
Inflow of Cash	(6,177,160)	-	(6,177,160)
Effects of exchange rate changes on cash	281,327	-	281,327
Cash and cash equivalents, Beginning of Period	32,393,871	-	32,393,871
Cash and cash equivalents, End of Period	$26,498,038	$-	$26,498,038
Non-Cash Financing Activities
Common stock issued for properties	$3,292,500	$-	$3,292,500
Warrants granted on purchase of properties	$-	$-	$-
Common stock issued for services	$116,431	$-	$116,431
Common stock issued for debt settlement	$-	$-	$-

The following table outlines the impact of the adjustment by financial statement line item in the Company’s statement of cash flows for the year ended April 30, 2007.

For the years ended April 30, 2007	As previously reported	Restatement adjustment	As restated
Operating Activities
Net loss	$(68,794,741)	$(17,467,775)	$(86,262,516)
Non-cash adjustments to net loss
Stock-based compensation expense	39,755,592	14,754,617	54,510,209
Deferred income tax (recovery)	(2,307,644)	2,415,012	107,368
Depreciation	367,827	-	367,827
Operating expenses paid with shares	-	-	-
Non-controlling shareholder interest	(5,151,083)	429,000	(4,722,083)
Non-cash financing expense	-	-	-
Gain on extinguishment of certain liabilities	-	-	-
Write off of exploration property	-	-	-
Other	-	-	-
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	278,371	-	278,371
Accounts payable	3,774,527	-	3,774,527
Cash Used in Operating Activities	(32,077,151)	130,854	(31,946,297)
Investing Activities
Capital expenditures	(44,077,556)	-	(44,077,556)
Short-term investment	4,000,000	-	4,000,000
Other investments	-	-	-
Cash Used in Investing Activities	(40,077,556)	-	(40,077,556)
Financing Activities		-
Issuance of shares for cash	65,598,728	(130,854)	65,467,874
Bank loan	21,207,500	-	21,207,500
Shares issued on exercise of subsidiary options and warrants post reorganization	-	-	-
Shares issued by subsidiary to non-controlling interest	1,011,479	-	1,011,479
Convertible debentures	-	-	-
Cash Provided by Financing Activities	87,817,707	(130,854)	87,686,853
Inflow of Cash	15,663,000	-	15,663,000
Effects of exchange rate changes on cash	603,556	-	603,556
Cash and cash equivalents, Beginning of Period	16,127,315	-	16,127,315
Cash and cash equivalents, End of Period	$32,393,871	$-	$32,393,871
Non-Cash Financing Activities
Common stock issued for properties	$-	$-	$-
Warrants granted on purchase of properties	$-	$-	$-
Common stock issued for services	$-	$-	$-
Common stock issued for debt settlement	$18,692,620	$-	$18,692,620

3.	BASIS OF PRESENTATION

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the annual financial information. Certain comparative figures have been reclassified to conform to current financial statement presentation. The significant accounting policies used in these consolidated financial statements are as follows:

a)	Principles of consolidation

These consolidated financial statements include the accounts of OQI and all of its subsidiaries including the following operating subsidiaries:

•	Oilsands Quest Sask Inc. (“OQI Sask”) in which it holds a 100% interest (2007 — 100%; 2006 — 62.75% (note 4(a) and 5(a));

•	Township Petroleum Corporation (“Township”) in which it holds a 100% interest (note 4(c)); and

•	Oilsands Quest Technology Inc. in which it holds a 100% interest (incorporated on December 20, 2007).

All inter-company transactions and balances have been eliminated.

b)	Use of estimates

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

Short-term investments consist of Guaranteed Investment Certificates with a term to maturity of greater than 90 days. These investments are at fair value.

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

4.	ACQUISITIONS

As detailed below OQI acquired certain businesses for cash, shares and liabilities assumed. These acquisitions were accounted for as asset acquisitions and, accordingly, results of operations have been included in the financial statements from their respective dates of acquisition.

a)	Oilsands Quest Sask Inc.

During the year ended April 30, 2005, OQI acquired all of the issued and outstanding shares of OQI Sask, a previously inactive Alberta company. OQI and OQI Sask also entered into an agreement whereby OQI Sask acquired a 49% interest in the Saskatchewan Oil Sands Permits (note 5(a)) from a third party for $769,125, the issuance of 50,000 common shares of OQI and a 2.5% gross overriding royalty (“2.5% GORR”). OQI had another agreement to purchase the remaining 51% interest in the Saskatchewan Oil Sands Permits through the indirect purchase of 100% of the issued and outstanding shares of a private Alberta company for $1,202,131, plus 2 million common shares of OQI and the assumption of $0.11 per barrel in royalties. Pursuant to this agreement OQI agreed to the issuance of 2 million of its shares and assigned the agreement to OQI Sask.

During the year ended April 30, 2006, the acquisition of the remaining 51% interest in the Saskatchewan Oil Sands Permits was completed and the private Alberta, Canada company was merged with OQI Sask. OQI Sask then held a 100% interest in the Saskatchewan Oil Sands Permits, subject to overriding royalties (note 4(d)).

In order to secure management and financing for the Saskatchewan Oil Sands Permits, OQI Sask issued a number of its own securities, so that on April 30, 2006 OQI held 62.75% (2005 — 64.89%) of the outstanding OQI Sask common shares (note 11). Included in OQI’s interest in OQI Sask as at April 30, 2006 were 571,428 OQI Sask common shares that were acquired as part of the purchase of 571,428 units from a third party. Each unit consisted of one OQI Sask common share and one OQI Sask share purchase warrant to purchase another common share. OQI paid $4,932,482 for these units and 1,500,000 OQI share purchase warrants. Each OQI warrant allowed the holder to acquire an additional OQI common share for $2.00 until December 15, 2007. The purchase price was allocated to underlying assets based on their fair values with the net effect that the $4,069,297 difference between the OQI cost and the original issue price of these units by OQI Sask and $1,713,929 in non cash financing expense related to the issuance of the warrants was allocated to property costs.

On August 14, 2006, pursuant to the terms of a reorganization agreement, OQI acquired the non-controlling interest (35.92%) in OQI Sask, going from a 64.08% ownership interest to a 100% voting interest (note 12(b)) (the “Reorganization”).

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

The Company has consolidated the operating results of OQI Sask from its commencement of operations on September 24, 2004. The total purchase price of acquiring the non-controlling interest in OQI Sask on August 14, 2006 was $223,579,501, calculated at 57,349,391 Exchangeable Shares to be issued for OQI Sask Common Shares multiplied by $3.73 per share and 2,859,514 OQI Sask Warrants at a fair value of $9,666,273. The total purchase price of $223,579,501 has been allocated as follows:

Consideration comprised of:
Fair value of Exchangeable Shares issued for OQI Sask Common Shares	$213,913,228
Fair value of OQI Sask Warrants	9,666,273
$223,579,501
Purchase price allocation:
Property	$322,271,465
Deferred income taxes	(98,691,964)
Net assets acquired	$223,579,501

This purchase price allocation was based on the fair value of the underlying assets and recognizes that all other assets and liabilities of OQI Sask were carried at fair value.

As a part of the Reorganization, OQI may issue up to an aggregate of 76,504,304 shares of OQI common stock of which 35,054,264 have been issued, 27,952,840 may be issued on the exchange of Exchangeable Shares and the balance to be issued on the exercise of OQI Sask options into Exchangeable Shares and their subsequent exchange. The fair values of the Exchangeable Shares to be issued on the exercise of outstanding OQI Sask stock options were excluded in the purchase price of the acquisition. Any future proceeds received from the exercise of OQI Sask options or warrants will be credited to Additional Paid-in Capital.

b)	Western Petrochemicals Corp. (“Western Petrochemicals”)

On April 21, 2005, OQI issued 10,728,124 common shares for a 97.53% interest in Western Petrochemicals, which held the permits to the Pasquia Hills, Oil Shale Prospect (note 5(e)). At the time the shares were issued Western Petrochemicals’ liabilities exceeded its assets by $926,200 and this along with $4,291,250 for the common shares issued has been recorded as Pasquia Hills property acquisition costs. On April 6, 2006 OQI completed the purchase of the remaining 2.47% of Western Petrochemicals through the issuance of 271,865 common shares and recorded a Pasquia Hills property acquisition cost of $375,174.

c)	Township Petroleum Corporation (“Township”)

During the year ended April 30, 2006, OQI acquired all of the issued and outstanding shares of Township Petroleum Corporation, a previously inactive Alberta company. Subsequently, Township acquired the lease to the Eagles Nest prospect (note 5d)).

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

To partially fund the acquisition, OQI completed a private placement of 4,150,000 shares of its common stock for gross proceeds of $15,770,000 which, according to the terms of the private placement, were used for the purchase of Stripper. No commissions were paid in connection with this private placement (note 13(d)).

5.	PROPERTY AND EQUIPMENT

	April 30, 2008	April 30, 2007
	(as restated)	(as restated)
Saskatchewan Oil Sands Rights
Permits	$403,474,977	$365,292,086
Licences	2,306,274	-
Alberta Oil Sands Rights
Permits	35,394,800	22,221,968
Leases	2,426,940	1,016,934
Oil Shale Rights (Permits)	11,101,908	10,141,228
Equipment	6,297,687	3,797,821
Less: Accumulated Depreciation	(1,510,015)	(367,827)
Net Book Value	$459,492,571	$402,102,210

a)	Saskatchewan Oil Sands Permits

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

During the year ended April 30, 2007, the Company purchased the 2.5% GORR for $25,406,544 through the acquisition of Stripper (note 4(d)). As at April 30, 2007, the permits comprised an area of approximately 846,680 acres.

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

On September 21, 2007, in conjunction with the acquisition of the interests of an external joint venture partner to the Triple 7 Joint Venture (note 5(d)), the Company acquired the $0.07 per barrel royalty obligation for consideration of $99,980 ($100,000 CDN) cash plus the issuance of 500,000 shares of its common stock valued at $2,195,000 based on the September 20, 2007 closing market price of the shares. The Saskatchewan permits are now only subject to a $0.04 per barrel royalty.

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

On September 21, 2007, in conjunction with the acquisition of the royalty described in note 4(a), the Company acquired all of the rights of one of the three external joint venture partners for consideration of $49,939 ($50,000 CDN) plus the issuance of 250,000 shares of the Company’s common stock valued at $1,097,500 based on the September 20, 2007 closing market price of the shares. The Company’s obligations under the Triple 7 Joint Venture Agreement have therefore been reduced by one third. Subsequent to the end of the year the Company acquired the interests of the remaining two partners (note 21(c)).

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

The Company has paid the required annual rental payments to maintain the permits in good standing.

f)	During the year ended April 30, 2008 the Company had $1,914,091 ($1,930,215 CDN) in additions to equipment.

6.	AVAILABLE FOR SALE SECURITIES

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

7.	OTHER INVESTMENTS

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

8.	LOAN PAYABLE

On March 21, 2007, the Company funded the acquisition of certain permit lands in Alberta (note 5(c)) pursuant to a line of credit from a Canadian bank under a Credit Agreement dated March 19, 2007. OQI Sask was the borrower with OQI providing a secured guarantee. OQI Sask borrowed $22,589,681 ($25,000,000 CDN) under the Credit Agreement. The loan was repaid on May 4, 2007 and all security has been released.

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

10.	DEFERRED INCOME TAX

a)	Deferred tax liability

The following summarizes the temporary differences that give rise to the deferred income tax liability at April 30, 2008:

	April 30, 2008	April 30, 2007	April 30, 2006
	(as restated)	(as restated)

Book value of property and equipment in excess of tax values	$(93,952,338)	$(112,766,811)	$(1,080,821)
Non-Capital loss carry-forwards tax benefit	8,534,934	7,913,421	-
Valuation allowance	(8,534,934)	(7,913,421)	-
	(93,952,338)	(112,766,811)	(1,080,821)

b)
Deferred income tax recovery differs from that which would be expected from applying the combined effective Canadian federal and provincial income tax rates of 27% (2007 - 31%, 2006 - 33%) to loss before income taxes. The difference results from the following:

	April 30, 2008	April 30, 2007	April 30, 2006
	(as restated)	(as restated)

Expected current income tax recovery	$(33,777,036)	$(28,171,876)	$(18,883,445)
Stock-based compensation	5,196,780	16,853,215	-
Tax impact of flow-through expenditures	6,189,768	8,087,292	-
Valuation allowance	621,513	3,515,736	18,861,489
Other	382,004	(176,787)	-
Impact of change in Canadian tax rate	(12,880,669)	-	-
	$(34,267,640)	$107,580	$(21,956)

11.	NON-CONTROLLING SHAREHOLDER INTEREST

The non-controlling shareholder interest related to OQI Sask, as calculated to the date of acquisition by OQI was transferred to the OQI Sask property account.

	Common Shares	Amount

Balance, April 30, 2005	$3,787,500	$448,224
Share of net loss of OQI Sask	-	(2,876,685)
Increase in interest arising from share issuances by OQI Sask
Private placement including 1,524,875 flow-through share	1,721,075
Warrants exercised	549,450
Conversion of convertible note	904,434	7,164,062
Balance, April 30, 2006	6,962,459	4,735,601
Shares issued to non-controlling shareholders	5,875	10,518
Share of net loss of OQI Sask to date of acquisition	-	(4,722,083)
Non-controlling shareholders interest in shares issued to OQI	-	16,727,974
Balance held by non-controlling interest at date of acquisition (representing 35.92% of total common shares outstanding)	6,968,334	16,752,010
Transferred to the OQI Sask property account on acquisition of the minority interest (see note 4(a) and 5)	(6,968,334)	(16,752,010)
Balance, April 30, 2007	$-	$-

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

The following table summarizes information about transactions in OQI Sask warrants:

	Number	Weighted Average Exercise Price (CDN)
Issued and outstanding, April 30, 2005	5,875	$2.00
Issued	3,331,016	$4.95
Exercised	(1,120,878)	$1.90
Issued and outstanding, April 30, 2006	2,216,013	$6.48
Issued	-
Exercised	(2,200,013)	$6.52
Issued and outstanding, April 30, 2007	16,000	$2.00
Exercised	(16,000)	$2.00
Issued and outstanding, April 30, 2008	-

The following table summarizes information about transactions in OQI Sask stock options:

	Number	Weighted Average Exercise Price (CDN)
Issued and outstanding, April 30, 2005	300,000	$0.50
Granted	500,000	$5.40
Cancelled	(100,000)	$0.50
Issued and outstanding, April 30, 2006	700,000	$4.00
Granted	1,280,000	$21.40
Exercised	(205,000)	$3.32
Issued and outstanding, April 30, 2007	1,775,000	$16.55
Exercised	(135,000)	$11.63
Issued and outstanding, April 30, 2008	1,640,000	$16.96

The following table provides details of OQI Sask options outstanding at April 30, 2008:

Exercise Price (CDN)	Number Outstanding at April 30, 2008	Number Exercisable at April 30, 2008	Weighted Average Remaining Contractual Life
$0.50	100,000	100,000	1.54 years
$3.00	100,000	100,000	2.25 years
$6.00	515,000	515,000	2.78 years
$25.00	875,000	675,000	3.00 years
$50.00	50,000	25,000	3.25 years
	1,640,000	1,415,000	2.81 years

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

As noted in note 4(a) in connection with the Reorganization, OQI also entered into a Voting and Exchange Trust Agreement with OQI Sask and Computershare Trust Company of Canada (“CTC”) and a Support Agreement with OQI Sask. Collectively, these agreements are referred to as the “Acquisition Agreements.”

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

Exchangeable shares issuable as a result of the Acquisition Agreements (note 4(a)):

	OQI Sask Exchangeable Shares	OQI Sask Exchangeable Shares issuable on exercise of OQI Sask options and warrants	Total Exchangeable Shares
Acquisition date, August 14, 2006	57,349,388	19,154,916	76,504,304
OQI Sask options and warrants exercised	4,414,986	(4,414,986)	-
Exchangeable Shares exchanged into OQI common shares	(28,237,015)	-	(28,237,015)
Balance, April 30, 2007	33,527,359	14,739,930	48,267,289
OQI Sask options and warrants exercised	1,242,730	(1,242,730)	-
Exchangeable shares exchanged into OQI common shares	(6,817,249)	-	(6,817,249)
Balance, April 30, 2008	27,952,840	13,497,200	41,450,040

13.	COMMON STOCK

a)	Authorized shares of common stock

The Company has authorized the issuance of 500,000,000 shares of common stock.

b)	Shares issued for services

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

In August 2006 OQI completed a private placement of 4,150,000 shares of common stock for gross proceeds of $15,770,000. No commissions were paid in connection with the Offering. According to the terms of the private placement, the gross proceeds were used for the purchase of the shares of Stripper (see Notes 4(d) and 5(a)).

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

On September 21, 2007, the Company issued 750,000 shares of common stock as part of the consideration provided for the purchase of a royalty which encumbered the Saskatchewan permit lands and the interests of one of the joint venture partners to the Triple 7 Joint Venture Agreement in the Eagles Nest Prospect (Notes 5 a) and d)).

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

14.	STOCK OPTIONS

At April 30, 2008, OQI had outstanding options under the Company’s 2006 Stock Option Plan (SOP 2006) to purchase that same number of shares as follows:

Plan	Stock option Expiry Date	Exercise Price	2008	Number of Options 2007	2006

SOP 2005(b)	20-Oct-07	$1.50	-	200,000	400,000
SOP 2006	1-Jan-07	$1.70	-	-	300,000
SOP 2006	1-Jan-08	$2.00	-	400,000	400,000
SOP 2006	1-Nov-08	$2.58	-	600,000	600,000
SOP 2006	8-Feb-08	$4.62	-	250,000	250,000
SOP 2006	17-Feb-09	$4.57	250,000	250,000	250,000
SOP 2006	9-Mar-08	$4.60	-	250,000	250,000
SOP 2006	1-May-11	$6.75	1,000,000	1,000,000	-
SOP 2006	14-Aug-11	$6.75	1,000,000	1,000,000	-
SOP 2006	1-May-12	$6.75	1,000,000	1,000,000	-
SOP 2006	1-May-13	$6.75	1,000,000	1,000,000	-
SOP 2006	18-May-08	$6.00	300,000	300,000	-
SOP 2006	18-May-09	$6.00	30,000	30,000	-
SOP 2006	23-Aug-09	$5.05	75,000	75,000	-
SOP 2006	23-Aug-11	$5.05	2,860,000	2,970,000	-
SOP 2006	5-Sep-11	$5.10	-	300,000	-
SOP 2006	27-Sep-11	$3.90	-	50,000	-
SOP 2006	2-Oct-11	$3.89	400,000	400,000	-
SOP 2006	1-Dec-11	$5.25	50,000	50,000	-
SOP 2006	29-Jun-12	$2.47	100,000	-	-
SOP 2006	1-Aug-12	$4.27	4,097,000	-	-
SOP 2006	31-Aug-12	$5.04	30,000	-	-
SOP 2006	11-Oct-12	$4.60	150,000	-	-
SOP 2006	11-Jan-13	$4.59	115,000	-	-
SOP 2006	01-Feb-13	$3.37	200,000	-	-
SOP 2006	14-Mar-13	$4.00	320,000	-	-
SOP 2006	1-Apr-13	$3.97	10,000	-	-
SOP 2006	16-Apr-13	$4.25	40,000	-	-
			13,027,000	10,125,000	2,450,000

Included in the number of options outstanding at April 30, 2008 are 7,271,500 options that have not yet vested:

1,000,000	options at $6.75 with an expiry date of May 1, 2013 which vest on May 1, 2008;
715,000	options at $5.05 which vest as to 357,500 in each of 2008 and 2009 on August 23;
100,000	options at $3.89 which vest as to 50,000 in each of 2008 and 2009 on October 2;
12,500	options at $5.25 which vest as to 6,250 in each of 2008 and 2009 on December 1;
75,000	options at $2.47 which vest as to 25,000 in each of 2008, 2009, and 2010 on June 29;
3,072,750	options at $4.27 which vest as to 1,024,250 in each of 2008, 2009 and 2010 on August 1;
15,000	options at $5.04 which vest as to 7,500 on February 28, 2008 and 15,000 on August 31, 2008;
112,500	options at $4.60 which vest as to 37,500 in each of 2008, 2009, and 2010 on October 11;
86,250	options at $4.59 which vest as to 28,750 in each of 2009, 2010, and 2011 on January 11;
150,000	options at $3.37 which vest as to 50,000 in each of 2009, 2010, and 2011 on February 1;
240,000	options at $4.00 which vest as to 80,000 in each of 2009, 2010, and 2011 on March 14;
7,500	options at $3.97 which vest as to 2,500 in each of 2009, 2010, and 2011 on April 1;
30,000	options at $4.25 which vest as to 5,000 in each of 2009, 2010, and 2011 on April 16;
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

In addition to the above, OQI Sask has 1,640,000 outstanding options which may be exercised and exchanged into Exchangeable Shares whereby up to an additional 13,497,200 OQI common shares may be issued (note 12).

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

15.	WARRANTS

OQI had the following warrants outstanding to purchase that same number of common shares as at April 30:

Expiry	Exercise
Date	Price	2008	2007	2006
14-Sept-06	$0.34	-	-	2,380,000
19-Sep-06	$1.30	-	-	1,022,630
19-Sept-07	$0.55	-	104,883	568,111
12-Dec-07	$2.00	-	7,085,834	7,634,000
15-Dec-07	$2.00	-	1,500,000	1,500,000
6-Feb-08	$4.50	-	-	200,000
15-Dec-07	$1.75	-	165,350	260,580
5-Dec-09	$6.75	6,325,000	-	-
		6,325,000	8,856,067	13,565,321

A summary of OQI’s share purchase warrant activity is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, April 30, 2005	10,819,590	$0.35
Issued during year	23,728,503	$1.31
Exercised — cash	(10,650,095)	$0.60
Exercised — cashless	(10,332,122)	$0.62
Expired/Cancelled	(555)	$0.35
Balance, April 30, 2006	13,565,321	$1.63
Exercised — cash	(2,129,241)	$1.34
Exercised — cashless	(2,380,000)	$0.34
Expired/Cancelled	(200,013)	$4.50
Balance, April 30, 2007	8,856,067	$1.98
Issued during year	6,325,000	$6.75
Exercised	(8,856,067)	$1.98
Balance, April 30, 2008	6,325,000	$6.75

16.	NON-CASH FINANCING EXPENSE

During the year ended April 30, 2008, OQI reported nil (2007 — nil, 2006 — $34,047,998) non-cash financing expense. During the year ended April 30, 2006, as a result of OQI’s contractual commitment to file a re-sale registration statement with respect to a private placement done in December, 2005, OQI issued 2,889,371 common shares as a penalty for delays and recorded a non-cash financing expense of $17,312,623 (note 13(d)). In addition, OQI recorded non-cash financing costs of $16,735,365 related to warrants issued in conjunction with the private placement completed in December 2005 and the convertible debentures issued during 2006. The fair value of the warrants was calculated using the Black-Scholes pricing model.

17.	GAIN ON EXTINGUISHMENT OF CERTAIN LIABILITIES

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

	Year Ended April 30,
	2008	2007	2006
	(as restated)	(as restated)

Net loss	$91,031,316	$86,262,516	$52,640,903
Unrealized loss on available for sale securities	141,970	25,661	-
Exchange (gain) loss on translation	(33,508,688)	(3,135,225)	(421,919)
	$55,664,598	$83,152,952	$52,218,984

19.	RELATED PARTY TRANSACTIONS

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
$8,182,835

The Company is subject to annual lease rentals, minimum exploration expenditures and work commitments related to its exploration permits, licenses and lease assets. These required expenditures have not been included in the above schedule. For details of these required expenditures refer to note 5.

21.	SUBSEQUENT EVENTS

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

c)
On June 17, 2008, the Company acquired the rights of the remaining external joint venture partners for aggregate consideration of $1,632,000 CDN and 640,000 shares of the Company’s common stock valued at $3,718,400 based on the June 17, 2008, closing market price of the shares. The Company’s obligations under the Triple 7 Joint Venture Agreement have therefore been eliminated.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCING ACTIVITIES (UNAUDITED)

The following supplemental unaudited information regarding the Company’s oil and gas activities is presented in accordance with SFAS No. 69, “Disclosures about Oil and Gas Producing Activities” .  The Company currently has no proved reserves.  All of the Company’s exploration and producing activities are carried out in Canada.

Capitalized Costs Related to Oil and Gas Activities

	Total
	At April 30,
	2008	2007

Unproved oil and gas properties	$454,704,899	$398,672,216
Proved oil and gas	-	-
	454,704,899	398,672,216
Accumulated depreciation, depletion, and amortization and valuation allowances	-	-
Net capitalized costs	$454,704,899	$398,672,216

Costs Incurred in Oil and Gas Activities

	Total
	Year Ended April 30,
	2008	2007	2006

Property acquisition costs
Proved Properties	$-	$-	$-
Unproved properties	15,999,517	40,335,164	9,843,580
Exploration costs	96,419,694	26,877,906	8,291,018
Development costs	-	-	-
Costs incurred	$112,419,211	$67,213,070	$18,134,598

Quarterly Financial Data (unaudited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2008

Net loss from continuing operations as previously reported (a)	$6,190,484	$20,438,671	$37,413,583	$34,828,193	$98,870,931
Restatement adjustments	$(879,577)	$828,126	$(10,111,379)	$2,323,215	$(7,839,615)
As restated	$5,310,907	$21,266,797	$27,302,204	$37,151,408	$91,031,316
Net loss per share (b)

Originally reported	$0.03	$0.11	$0.18	$0.14	$0.44

Recalculated including	$0.03	$0.09	$0.16	$0.14	$0.44
Exchangeable shares

As restated	$0.03	$0.10	$0.12	$0.15	$0.40

Weighted Average Number of Shares Outstanding

Originally Reported	182,424,876	187,430,122	203,812,609

Recalculated including	214,247,750	217,655,813	232,889,927	241,814,797
Exchangeable shares

2007

Net loss from continuing operations as previously reported (a)	$19,945,525	$15,614,559	$14,265,498	$18,969,159	$68,794,741
Restatement adjustments	$-	$10,156,752	$2,248,449	3,566,001	17,467,775
As restated	$20,975,029	$26,238,380	$16,513,947	$22,535,160	$86,262,516
Net loss per share (b)

Originally reported	$0.17	$0.12	$0.10		$0.40

Recalculated including	$0.17	$0.09	$0.07	$0.10	$0.40
Exchangeable shares
As restated	$0.17	$0.14	$0.09	$0.11	$0.50
Weighted Average Number of Shares Outstanding

Originally Reported	117,722,101	130,054,507	141,989,112

Recalculated including	117,722,101	178,886,863	191,856,454	195,741,345
Exchangeable Shares

(a) The Company is in the exploration stage and has no revenues from operations therefore net sales and gross profit are not reported.

(b) In preparation of the April 30, 2008 financial statements the Company determined that outstanding OQI Sask Exchangeable Shares (Note 12b)) should be included in the calculation of the weighted average number of shares outstanding during the period for purposes of calculating the Net loss per share.  Net loss per share amounts for prior periods calculated including OQI Sask Exchangeable Shares are therefore presented above along with the original calculation.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation.(1),(4),(6),(11)
3.2	Bylaws. (16)
4.1	2005b Stock Option Plan.(2)
4.2	2006 Stock Option Plan.(13)
4.3	Rights Agreement, dated as of March 9, 2006, between the Company and Computershare Investor Services, Inc., as Rights Agent.(5)
4.4	Warrant indenture between Oilsands Quest Inc. and Computershare Trust Company of Canada dated December 5, 2007.(14)
10.6	Form of Warrant, dated December 12, 2005. (3)
10.7	Financing Agreement with Oilsands Quest Sask, Inc., November 25, 2005.(3)
10.8	Subscription Agreement with Dynamic Power Hedge Fund, dated December 12, 2005.(3)
10.9	Executive Employment Agreement (Amended and Restated) with T. Murray Wilson, dated September 22, 2006 and as amended effective August 1, 2007.(13)
10.10	Reorganization Agreement, dated June 9, 2006.(7)
10.13	Voting Exchange and Trust Agreement dated August 14, 2006.(8)
10.14	Exchangeable Share Provisions.(8)
10.15	Support Agreement dated August 14, 2006.(8)
10.16	Executive Employment Agreement with Christopher Hopkins dated August 14, 2006.(8)
10.17	Executive Employment Agreement with Karim Hirji dated August 14, 2006.(8)
10.18	Executive Employment Agreement with Errin Kimball dated August 14, 2006.(8)
10.20	Share Purchase Agreement, effective May 31, 2006.(12)
10.21	Assignment Agreement, effective May 31, 2006.(12)
10.22	Executive Employment Agreement with Erdal Yildirim, dated October 10, 2006.(10)
10.23	Form of Indemnity Agreement.(9)
10.24	Subscription Agreement for Flow-Through Shares, dated March 6, 2007.(13)
10.25	Amending Agreement to Subscription Agreement for Flow-Through Shares, dated May 3, 2007.(13)
10.26	Subscription Agreement between the Company and Subscribers, dated May 3, 2007.(13)
10.27	Underwriting Agreement.(15)
21.1	Subsidiaries of the Registrant.(13)
23.1	Consent of Pannell Kerr Forster, filed herewith.
23.2	Consent of KPMG LLP, filed herewith.
31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.