Form 10-Q/A
period 2008-07-31
Oilsands Quest Inc
filed 2009-07-30
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________.

COMMISSION FILE NUMBER:  001-32994

OILSANDS QUEST INC.
(Exact name of issuer as specified in its charter)

Colorado	98-0461154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800, 326 - 11th Avenue SW, Calgary, Alberta, Canada T2R 0C5
(Address of principal executive offices)

(403) 263-1623
(Issuer's telephone number)

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

As of August 29, 2008, there were 228,713,969 shares of common stock issued and outstanding

Explantory Note

Oilsands Quest Inc. (the “the Company”) is amending its Quarterly Report on Form 10-Q for the quarter ended July 31, 2008, filed on September 9, 2008 (the “Original Filing”) to amend and restate its consolidated financial statements and other financial information for the three months ended July 31, 2007 and 2008.

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

As a result, the Company incorrectly presented the Company’s consolidated balance sheets as of July 31, 2008 and 2007, Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity and Comprehensive Income for the three months ended July 31, 2008 and July 31, 2007 and is correcting such presentation in this Form 10-Q/A.  See note 2 in the notes to the consolidated financial statements included herein for a discussion of these corrections and a reconciliation of amounts previously reported to those shown herein.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety.  The Company has not modified or updated the disclosure presented in this Form 10-Q/A, except as required to reflect the effects of the restatement discussed above.  Accordingly, this Form 10-Q/A does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events.  Concurrently herewith, the Company filed Amendment No. 2 to its Annual Report on Form 10-K for the year ended April 30, 2008 (the “2008 Form 10-K/A”).  The Company has not amended and does not intend to amend any of its previously filed Annual Reports on Form 10-K for the periods affected by the restatement other than the 2008 Form 10-K/A, this Form 10-Q/A and its previously filed Quarterly Reports on Form 10-Q for the quarterly periods October 31, 2008 and January 31, 2009, which amendments are being filed concurrently herewith. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings subsequent to the Original Filing.

The following items have been amended as a result of the restatement:

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have also reissued the certifications required by Sections 302 and 906 of the Sarbanes Oxley Act.

OILSANDS QUEST INC.
FORM 10Q FOR THE QUARTER ENDED
JULY 31, 2008

Cautionary Statement about Forward-Looking Statements

The following includes certain statements that may be deemed to be "forward-looking statements."  All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements.  Such forward-looking statements include discussion of such matters as:

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

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	July 31, 2008	April 30, 2008
	(as restated)	(as restated)
ASSETS
Current Assets:
Cash and cash equivalents	$46,125,459	$26,498,038
Accounts receivable	1,025,305	3,363,642
Short-term investments	33,391,829	19,811,788
Prepaid expenses	925,526	562,593
Available for sale securities	297,931	390,733
Total Current Assets	81,766,050	50,626,794

Property and Equipment (note 4)	461,028,398	459,492,571

Total Assets	$542,794,448	$510,119,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,001,637	$16,400,508
Total Current Liabilities	11,001,637	16,400,508

Deferred Taxes	89,129,443	93,952,338
Asset Retirement Obligation (note 5)	808,166	-
	100,939,246	110,352,846

STOCKHOLDERS’ EQUITY
Capital Stock
Preferred stock, par value of $0.001 each, 10,000,000 shares authorized, 1 Series B Preferred share outstanding (note 7)	1	1
Common stock, par value of $0.001 each, 500,000,000 shares authorized 228,703,969 and 213,861,958 shares outstanding at July 31, 2008 and April 30, 2008 respectively (notes 6, 7, 8, 9 and 10)	228,704	213,862
Additional Paid-in Capital	664,675,498	602,754,989
Deficit Accumulated During Development Stage	(254,058,383)	(239,934,700)
Other Comprehensive Income	31,009,382	36,732,367
Total Stockholders’ Equity	441,855,202	399,766,519
Total Liabilities and Stockholders’ Equity	$542,794,448	$510,119,365

Subsequent events (note 14)

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		From Inception on April 3, 1998 through to
	2008	2007	July 31, 2008
	(as restated)	(as restated)	(as restated)
Expenditures
Exploration costs	$10,472,742	$5,041,518	$144,742,682
General and administrative
Cash consideration	3,637,706	1,716,439	32,673,396
Stock-based consideration (note 9)	3,569,157	1,870,330	125,683,856
Depreciation and accretion	317,726	236,229	1,758,118
	17,997,331	8,864,516	304,858,052
Other Items
Interest income	(429,278)	(567,965)	(4,701,996)
Gain on extinguishment of certain liabilities	-	-	(936,469)
Net loss before income tax recovery and non-controlling shareholder interest	17,568,053	8,296,551	299,219,587
Income tax recovery	(3,444,370)	(2,985,644)	(37,466,950)

Net loss before non-controlling shareholder interest	14,123,683	5,310,907	261,752,637
Non controlling shareholder interest (note 4)	-	-	(7,694,254)
Net Loss	$14,123,683	$5,310,907	$254,058,383

Net Loss Per Share	$(0.06)	$(0.03)
Weighted Average Number of Common Shares Outstanding	252,061,213	214,247,525

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
 (A Development Stage Company)
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid in	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	(Loss)	Stage	Equity
Balance, April 30, 2008, As Restated	213,861,958	$213,862	1	$1	$602,754,989	$36,732,367	$(239,934,700)	$399,766,519
Common stock issued for:				-		-	-
Cash	12,976,761	12,977	-		54,489,420			54,502,397
Property (note 4 d))	640,000	640	-	-	3,717,760	-	-	3,718,400
Stock option exercises	35,000	35	-	-	165,115	-	-	165,150
Exchange of Exchangeable Shares	1,190,250	1,190	-	-	(1,190)	-	-	-
Stock-based compensation expense	-	-	-	-	3,569,157	-	-	3,569,157
Share issue costs	-	-	-	-	(1,270,248)	-	-	(1,270,248)
Proceeds from exercise of subsidiary options (post organization)	-	-	-	-	1,250,495	-	-	1,250,495
Other comprehensive income								-
Transfer of unrealized loss to net loss	-	-	-	-	-	141,970	-	141,970
Exchange loss on translation	-	-	-	-	-	(5,864,955)	-	(5,864,955)
Net Loss	-	-	-	-	-	-	(14,123,683)	(14,123,683)
Balance, July 31, 2008, As Restated	228,703,969	$228,704	1	$1	$664,675,498	$31,009,382	$(254,058,383)	$441,855,202

Balance, April 30, 2007, As Restated	164,624,278	$164,624	1	$1	$440,527,975	$3,365,649	$(148,903,384)	$295,154,865
Common stock issued for:
Cash	16,335,716	16,336	-	-	49,678,027	-	-	49,694,363
Premium on flow-through shares allocated to liability	-	-	-	-	(1,493,275)	-	-	(1,493,275)
Exchange of Exchangeable Shares	2,788,569	2,789	-	-	(2,789)	-	-	-
Stock-based compensation expense	-	-	-	-	1,870,330	-	-	1,870,330
Share issue costs	-	-	-	-	(2,749,940)	-	-	(2,749,940)
Proceeds from exercise of subsidiary warrants and options (post reorganization)	-	-	-	-	130,829	-	-	130,829
Other comprehensive income Unrealized gain on available for sale securities	-	-	-	-	-	39,101	-	39,101
Exchange gain on translation	-	-	-	-	-	14,707,779	-	14,707,779
Net Loss	-	-	-	-	-	-	(5,310,907)	(5,310,907)
Balance, July 31, 2007, As Restated	183,748,563	$183,749	1	$1	$487,961,157	$18,112,529	$(154,214,291)	$352,043,145

See Notes to Unaudited Consolidated Financial Statements

 OILSANDS QUEST INC.
 (A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended July 31,		From Inception on April 3, 1998 Through to
	2008	2007	July 31, 2008
	(as restated)	(as restated)	(as restated)
Operating Activities
Net loss	$(14,123,683)	$(5,310,907)	$(254,058,383)
Non-cash adjustments to net loss
Stock-based compensation expense	3,569,157	1,870,330	78,836,389
Deferred income tax recovery	(3,444,370)	(2,985,644)	(36,545,777)
Depreciation and accretion	317,726	236,229	1,758,118
Operating expenses paid with shares	-	-	11,070,439
Flow-through share premium liability	-	-	-
Non-controlling shareholder interest	-	-	(7,694,254)
Non-cash financing expense	-	-	36,472,143
Gain on extinguishment of certain liabilities	-	-	(936,469)
Write off of exploration property	-	-	856,359
Other	234,773	-	360,993
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	1,843,316	(524,979)	(894,622)
Accounts payable	(5,180,826)	(654,131)	12,979,594

Cash Used in Operating Activities	(16,783,907)	(7,369,102)	(157,795,470)

Investing Activities
Capital expenditures	(4,582,176)	(88,654)	(76,577,409)
Short-term investment	(13,580,041)	-	(33,391,829)
Other investments	-	-	(664,872)
Cash used in Investing Activities	(18,162,217)	(88,654)	(110,634,110)

Financing Activities
Issuance of shares for cash	53,397,299	46,944,423	292,662,099
Bank loan	-	(21,207,500)	-
Shares issued on exercise of subsidiary options and warrants post reorganization	1,250,495	130,829	3,903,906
Shares issued by subsidiary to non-controlling interest	-	-	7,663,666
Convertible debentures	-	-	8,384,496
Cash Provided by Financing Activities	54,647,794	25,867,752	312,614,167

Inflow of Cash	19,701,670	18,409,996	44,184,587
Effects of exchange rate changes on cash	(74,249)	229,799	1,940,872
Cash and cash equivalents, Beginning of Period	26,498,038	32,393,871	-
Cash and cash equivalents, End of Period	$46,125,459	$51,033,666	$46,125,459

Non-Cash Financing Activities
Common stock issued for properties	$3,718,400	$-	$10,848,342
Warrants granted on purchase of properties	$-	$-	$1,763,929
Common stock issued for services	$-	$-	$10,504,594
Common stock issued for debt settlement	$-	$-	$28,401,029

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

The restatement to the financial statements arose as a result of changes to the following items including the components of the consideration exchanged in the Acquisition:

Stock-Based Compensation

The Company had previously treated the exchange of options of the subsidiary’s stock (OQI Sask) for options of the parent’s stock (the Company) as part of the purchase price consideration in the Acquisition rather than by applying modification accounting of stock-based compensation arrangement. In the restated financial statements, the fair value of the options has been removed from the consideration exchanged and modification accounting for stock-based compensation arrangements has been applied.
The Company also corrected accounting for certain forfeitures as well as for the change in status of individuals from employee to nonemployee.

Fair Value of Purchase Price Consideration

As OQI Sask is in the development stage, the Acquisition is deemed to be an asset acquisition and the fair value of the equity consideration should have been based on the trading price per share of the Company’s common stock on the date the Acquisition closed rather than over a reasonable period.

The fair value of the warrants should have been calculated using the Black Scholes model.

Deferred Income Taxes

For asset acquisitions, deferred income taxes were recalculated based on the revised purchase price consideration and the tax basis to determine the amount assigned to property and equipment and deferred tax liability in the purchase price allocations.

The Company reinstated a full valuation allowance on the Company’s and OQI Sask’s tax losses at the date of the Acquisition and subsequent periods.  The Company changed the tax rate applied on OQI Sask’s taxable temporary differences to the Canadian tax rate and in subsequent periods reflected enacted Canadian tax rate reductions.

Foreign Currency Translation Gains/Losses

Foreign currency translation gains and losses were recalculated based on the revised value of the property and equipment and deferred tax liability allocated on asset acquisitions to OQI Sask, which has a Canadian dollar functional currency.

Other impacted amounts presented throughout these restated consolidated financial statements and accompanying notes have been amended as appropriate.

The Board of Directors, in consultation with the Audit Committee concluded on July 14, 2009 that the Company’s previously issued financial statements for fiscal 2008 and fiscal 2007 (including the interim periods within those years), should no longer be relied upon because of certain accounting errors and irregularities in those financial statements. Accordingly, the Company restated its previously issued financial statements for those periods by filing an Amendment to its Form 10-KA for the year ended April 30, 2008. Restated financial information is presented in this Form 10-QA for the three months ended July 31, 2008.

The following table outlines the impact of the adjustment by financial statement line item in the Company’s consolidated balance sheet as of July 31, 2008.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

As of July 31, 2008	As previously reported	Restatement adjustment	As restated
ASSETS
Current Assets:
Cash and cash equivalents	$46,125,459	$-	$46,125,459
Accounts receivable	1,025,305	-	1,025,305
Short-term investments	33,391,829	-	33,391,829
Prepaid expenses	925,526	-	925,526
Available for sale securities	297,931	-	297,931
Total Current Assets	81,766,050	-	81,766,050

Property and Equipment	595,276,695	(134,248,297)	461,028,398
Total Assets	$677,042,745	$(134,248,297)	$542,794,448
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,001,637	$-	$11,001,637
Total Current Liabilities	11,001,637	-	11,001,637
Deferred Taxes	131,644,267	(42,514,824)	89,129,443
Asset Retirement Obligations	808,166	-	808,166
	143,454,070	(42,514,824)	100,939,246
STOCKHOLDERS’ EQUITY
Capital Stock
Preferred stock, par value of $0.001 each, 10,000,000 shares authorized 1 Series B Preferred share outstanding	1	-	1
Common stock, par value of $0.001 each, 500,000,000 shares authorized 228,703,969 shares outstanding at July 31, 2008	228,704	-	228,704
Additional Paid-in Capital	739,290,518	(74,615,020)	664,675,498
Deficit Accumulated During Development Stage	(242,679,034)	(11,379,349)	(254,058,383)
Other Comprehensive Income (Loss)	36,748,486	(5,739,104)	31,009,382
Total Stockholders’ Equity	533,588,675	(91,733,473)	441,855,202
Total Liabilities and Stockholders’ Equity	$677,042,745	$(134,248,297)	$542,794,448

The following table outlines the impact of the adjustment by financial statement line item in the Company’s consolidated balance sheet as of April 30, 2008.

As of April 30, 2008	As previously reported	Restatement adjustment	As restated
ASSETS
Current Assets:
Cash and cash equivalents	$26,498,038	$-	$26,498,038
Accounts receivable	3,363,642	-	3,363,642
Short-term investments	19,811,788	-	19,811,788
Prepaid expenses	562,593	-	562,593
Available for sale securities	390,733	-	390,733
Total Current Assets	50,626,794	-	50,626,794

Property and Equipment	595,611,114	(136,118,543)	459,492,571
Total Assets	$646,237,908	$(136,118,543)	$510,119,365
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,400,508	$-	$16,400,508
Total Current Liabilities	16,400,508	-	16,400,508
Deferred Taxes	137,577,448	(43,625,110)	93,952,338
	153,977,956	(43,625,110)	110,352,846
STOCKHOLDERS’ EQUITY
Capital Stock
Preferred stock, par value of $0.001 each, 10,000,000 shares authorized 1 Series B Preferred share outstanding	1	-	1
Common stock, par value of $0.001 each, 500,000,000 shares authorized 213,861,958 shares outstanding at April 30, 2008	213,862	-	213,862
Additional Paid-in Capital	678,774,284	(76,019,295)	602,754,989
Deficit Accumulated During Development Stage	(230,306,540)	(9,628,160)	(239,934,700)
Other Comprehensive Income (Loss)	43,578,345	(6,845,978)	36,732,367
Total Stockholders’ Equity	492,259,952	(92,493,433)	399,766,519
Total Liabilities and Stockholders’ Equity	$646,237,908	$(136,118,543)	$510,119,365

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The following table outlines the impact of the adjustment by financial statement line item in the Company’s consolidated statement of operations for the three months ended July 31, 2008.

Three Months Ended July 31, 2008	As previously reported	Restatement adjustment	As restated
Expenditures
Exploration costs	$10,472,742	$-	$10,472,742
General and administrative
Cash consideration	3,682,834	(45,128)	3,637,706
Stock-based consideration	2,119,754	1,449,403	3,569,157
Depreciation	317,726	-	317,726
	16,593,056	1,404,275	17,997,331
Other Items
Interest income	(429,278)	-	(429,278)
Gain on extinguishment of certain liabilities	-	-	-
Net loss before income tax recovery and non-controlling shareholder interest	16,163,778	1,404,275	17,568,053
Income tax recovery	(3,791,283)	346,913	(3,444,370)
Net loss before non-controlling shareholder interest	12,372,495	1,751,188	14,123,683
Non-controlling shareholder interest	-	-	-
Net loss	$12,372,495	$1,751,188	$14,123,683
Net Loss Per Share	$(0.05)	-	$(0.06)
Weighted Average Number of Common Shares Outstanding	252,061,213		252,061,213

The following table outlines the impact of the adjustment by financial statement line item in the Company’s consolidated statement of operations for the three months ended July 31, 2007.

Three Months Ended July 31, 2007	As previously reported	Restatement adjustment	As restated
Expenditures
Exploration costs	$5,041,518	$-	$5,041,518
General and administrative
Cash consideration	1,716,439	-	1,716,439
Stock-based consideration	1,184,207	686,123	1,870,330
Depreciation	236,229		236,229
	8,178,393	686,123	8,864,516
Other Items
Interest income	(567,965)	-	(567,965)
Gain on extinguishment of certain liabilities	-	-	-
Net loss before income tax recovery and non-controlling shareholder interest	7,610,428	686,123	8,296,551
Income tax recovery	(1,419,944)	(1,565,700)	(2,985,644)
Net loss before non-controlling shareholder interest	6,190,484	(879,577)	5,310,907
Non-controlling shareholder interest	-	-	-
Net loss	$6,190,484	$(879,577)	$5,310,907
Net Loss Per Share	$(0.03)		$(0.02)
Weighted Average Number of Common Shares Outstanding	215,108,422		215,108,422

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The following table outlines the impact of the adjustment by financial statement line item in the Company’s consolidated statement of cash flows for the three months ended July 31, 2008.

Three Months Ended July 31, 2008	As previously reported	Restatement adjustment	As restated
Operating Activities
Net loss	$(12,372,495)	$(1,751,188)	$(14,123,683)
Non-cash adjustments to net loss
Stock-based compensation expense	2,119,754	1,449,403	3,569,157
Deferred income tax (recovery)	(3,791,283)	346,913	(3,444,370)
Depreciation	317,726	-	317,726
Other	234,773	-	234,773
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	1,843,316	-	1,843,316
Accounts payable	(5,180,826)	-	(5,180,826)
Cash Used in Operating Activities	(16,829,035)	45,128	(16,783,907)
Investing Activities
Capital expenditures	(4,582,176)	-	(4,582,176)
Short-term investment	(13,580,041)	-	(13,580,041)
Cash Used in Investing Activities	(18,162,217)	-	(18,162,217)
Financing Activities
Issuance of shares for cash	53,442,427	(45,128)	53,397,299
Shares issued on exercise of subsidiary options and warrants post reorganization	1,250,495	-	1,250,495
Cash Provided by Financing Activities	54,692,922	(45,128)	54,647,794
Inflow of Cash	19,701,670	-	19,701,670
Effects of exchange rate changes on cash	(74,249)	-	(74,249)
Cash and cash equivalents, Beginning of Period	26,498,038	-	26,498,038
Cash and cash equivalents, End of Period	$46,125,459	$-	$46,125,459
Non-Cash Financing Activities
Common stock issued for properties	$3,718,400	$-	$3,718,400

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The following table outlines the impact of the adjustment by financial statement line item in the Company’s consolidated statement of cash flows for the three months ended July 31, 2007.

Three Months Ended July 31, 2007	As previously reported	Restatement adjustment	As restated
Operating Activities
Net loss	$(6,190,484)	$879,577	$(5,310,907)
Non-cash adjustments to net loss
Stock-based compensation expense	1,184,207	686,123	1,870,330
Deferred income tax recovery	(1,257,525)	(1,565,700)	(2,823,225)
Depreciation	236,229	-	236,229
Flow-through share premium liability	(162,419)	-	(162,419)
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	(524,979)	-	(524,979)
Accounts payable	(654,131)	-	(654,131)
Cash Used in Operating Activities	(7,369,102)	-	(7,369,102)
Investing Activities
Capital expenditures	(88,654)	-	(88,654)
Cash Used in Investing Activities	(88,654)	-	(88,654)
Financing Activities		-
Issuance of shares for cash	46,944,423	-	46,944,423
Bank loan	(21,207,500)	-	(21,207,500)
Shares issued by subsidiary to non-controlling interest	130,829	-	130,829
Convertible debentures	-	-	-
Cash Provided by Financing Activities	25,867,752	-	25,867,752
Inflow of Cash	18,409,996	-	18,409,996
Effects of exchange rate changes on cash	229,799	-	229,799
Cash and cash equivalents, Beginning of Period	32,393,871	-	32,393,871
Cash and cash equivalents, End of Period	$51,033,666	-	$51,033,666

3.	BASIS OF PRESENTATION

These consolidated financial statements have been prepared in accordance with United States of America Generally Accepted Accounting Principles (“US GAAP”) and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending April 30, 2009. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements and notes included herein have been prepared on a basis consistent with and should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended April 30, 2008 as filed in its annual report on Form 10-K/A, however, certain comparative figures have been reclassified to conform to current financial statement presentation.

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

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

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

4.	PROPERTY AND EQUIPMENT

	July 31, 2008	April 30, 2008
	(as restated)	(as restated)
Saskatchewan Oil Sands Rights
Permits	$398,075,146	$403,474,977
Licenses	2,269,849	2,306,274
Alberta Oil Sands Rights
Permits	34,835,772	35,394,800
Leases	7,708,494	2,426,940
Oil Shale Rights (Permits)	10,931,997	11,101,908
Equipment	8,992,144	6,297,687

Less: Accumulated Depreciation	(1,785,004)	(1,510,015)
Net Book Value	$461,028,398	$459,492,571

a)	Saskatchewan Oil Sands Permits

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

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

b)	Saskatchewan Oil Sands Licenses – (continued)

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

The Alberta permit lands constitute two assets (“Raven Ridge Prospect” and “Wallace Creek Prospect”) for accounting purposes and the carrying value of each is supported by the estimated fair value of the each prospect. The Company has paid all required annual rental payments and met all annual exploration expenditure requirements to maintain the permits in good standing.

d)	Alberta Oil Sands Lease

On June 1, 2005, a subsidiary, Township Petroleum Corporation; (“Township”), entered into an agreement with three third parties (collectively the Triple 7 Joint Venture) to post, acquire, develop and produce oil sands deposits located in the Athabasca Region of Alberta, Canada (the Triple 7 Joint Venture Agreement).  As a result of this agreement, Township acquired one lease consisting of approximately 22,800 acres (the “Eagles Nest Prospect”) at a cost of $727,187.  Pursuant to the terms of this agreement OQI issued the Triple 7 Joint Venture 114,015 shares of its common stock with a fair value of $127,432, which was determined using the market price at the date of the transaction.

Township has also agreed to pay the Triple 7 Joint Venture partners, as ongoing fees, $146,242 ($150,000 CDN) in cash or common shares of OQI (at the discretion of the Company) on the first and second anniversary dates of the agreement.  Any shares issued under the agreement are subject to "piggyback" registration rights.  On the third anniversary date and each subsequent anniversary date of the agreement, Township agreed to pay the Triple 7 Joint Venture $438,725 ($450,000 CDN) until such time as the lease is surrendered or a commercial project has been identified.

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

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

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

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

5.	ASSET RETIREMENT OBLIGATIONS

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

Continuity of Asset Retirement Obligation
Present value of obligation at April 30, 2008	$-
Liabilities incurred	794,267
Accretion expense	13,899
Present value of obligation at July 31, 2008	$808,166

6.	SUBSIDIARY OPTIONS OUTSTANDING

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

	Number	Weighted Average Exercise Price (CDN)

Issued and outstanding, April 30, 2008	1,640,000	$16.96
Exercised and exchanged into shares of OQI common stock (note 7)	(75,000)	$16.83
Issued and outstanding, July 31, 2008	1,565,000	$16.97

Exercise Price (CDN)	Number Outstanding at July 31, 2008	Number Exercisable at July 31, 2008	Weighted Average Remaining Contractual Life
$0.50	75,000	75,000	1.28 years
$3.00	100,000	100,000	2.00 years
$6.00	515,000	515,000	2.53 years
$25.00	825,000	725,000	2.55 years
$50.00	50,000	25,000	3.00 years
	1,565 000	1,440,000	2.46 years

The 1,565,000 OQI Sask options outstanding at July 31, 2008 represent 12,879,950 Exchangeable Shares that would be issued on exercise of the OQI Sask options as a result of the completion of the acquisition of the non-controlling interest in OQI Sask (see note 7).

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

7.	PREFERRED SHARES

As detailed in the Company’s 2008 10-K/A filing, OQI acquired the non-controlling shareholder interest in OQI Sask in August 2006.  Holders of OQI Sask common shares received Exchangeable Shares which can be exchanged into shares of OQI common stock at each holder’s option.  Transactions in Exchangeable Shares during the three months ended July 31, 2008 are detailed below.  For voting purposes holders of Exchangeable Shares are represented by one outstanding Series B preferred share which carries a number of votes equal to the number of Exchangeable Shares then outstanding.

	OQI Sask Exchangeable Shares	OQI Sask Exchangeable Shares issuable on exercise of OQI Sask options	Total Exchangeable Shares
Balance, April 30, 2008	27,952,840	13,497,200	41,450,040
OQI Sask options exercised (note 6)	617,250	(617,250)	-
Exchangeable Shares exchanged into OQI common shares	(1,190,250)	-	(1,190,250)

Balance, July 31, 2008	27,379,840	12,879,950	40,259,790

8.	COMMON STOCK

On May 23, 2008, the Company issued 12,976,761 shares of common stock at a price of $4.20 per share for gross proceeds of $54,502,397 pursuant to a private placement.  The Company paid an aggregate of $1,225,120 in fees to a syndicate of agents under the terms of an agency agreement.

On June 17, 2008, the Company issued 640,000 shares of the Company’s common stock as part of the consideration provided for the purchase of remaining rights of the external partners under the Triple 7 Joint Venture Agreement in the Eagles Nest Prospect (Note 4 d)).

9.	STOCK OPTIONS

At July 31, 2008, OQI had outstanding options under the Company’s 2006 Stock Option Plan (SOP 2006) to purchase that same number of shares as follows:

Stock option Expiry Date	Exercise Price	Number of Options

February 17, 2009	$4.57	250,000
May 1, 2011	$6.75	1,000,000
August 14, 2011	$6.75	1,000,000
May 1, 2012	$6.75	1,000,000
May 1, 2013	$6.75	1,000,000
May 18, 2009	$6.00	30,000
August 23, 2008	$5.05	50,000
August 23, 2011	$5.05	2,860,000
October 2, 2011	$3.89	390,000
December 1, 2011	$5.25	50,000
June 29, 2012	$2.47	100,000
August 1, 2012	$4.27	4,067,000
August 31, 2012	$5.04	30,000
October 11, 2012	$4.60	150,000
January 11, 2013	$4.59	115,000
February 1, 2013	$3.37	200,000
March 14, 2013	$4.00	320,000
April 1, 2013	$3.97	10,000
April 16, 2013	$4.25	40,000
May 20, 2013	$4.79	200,000
May 23, 2013	$4.63	15,000
June 1, 2013	$4.57	60,000
July 15, 2013	$5.45	2,000,000
		14,937,000

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

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

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

In addition to the above, OQI Sask has 1,565,000 outstanding options which may be exercised and exchanged into Exchangeable Shares whereby up to an additional 12,879,950 OQI common shares may be issued (note 6).

During the three months ended July 31, 2008, 2,275,000 options were granted and were accounted for using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected life (years)	5
Risk free interest rate	3.66%
Expected volatility	71%
Dividend yield	0%

As at July 31, 2008, the Company had unrecognized stock option compensation expense of $16,625,712 which will be recorded in future periods as options vest. The expense is expected to be recognized over a weighted-average period of 0.91 years. The intrinsic value of options exercised during the quarter ended July 31, 2008 was $53,100 (2007 – nil).

10.	WARRANTS

OQI had the following warrants outstanding to purchase that same number of common shares at July 31, 2008:

Expiry Date	Exercise Price	Number of Warrants

December 5, 2009	$ 6.75	6,325,000

A summary of OQI’s share purchase warrant activity is as follows:

	Number Of Warrants	Weighted Average Exercise Price

Balance, April 30, 2008	6,325,000	$6.75
Exercised	-	-
Warrants issued	-	-
Balance, July 31, 2008	6,325,000	$6.75

11.	FAIR VALUE MEASUREMENTS

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

	As of July 31, 2008
			Fair Value Measures Using:
	Carrying Amount	Total Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities):
Securities Held for Sale	297,931	297,931	297,931	-	-
Asset Retirement Obligation	(808,166)	(808,166)	-	-	(808,166)

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

	As of April 30, 2008
			Fair Value Measures Using:
	Carrying Amount	Total Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities):
Securities Held for Sale	390,733	390,733	390,733	-	-
Asset Retirement Obligation	-	-	-	-	-

Level 3 Fair Value Measurements

Asset retirement obligation — The fair values of the asset retirement obligations are estimated using internal discounted cash flow calculations based upon the Company’s estimates of future retirement costs. A summary of the asset retirement obligation is presented in Note5.

12.	COMPREHENSIVE LOSS

Comprehensive loss includes net loss and all other non-owner changes in equity.  Components of other comprehensive income and accumulated other comprehensive income for the three months ended July 31, 2008 and 2007 are presented in the Consolidated Statements of Common Stockholders’ Equity and Comprehensive Income.

	Three months ended July 31,
	2008	2007
	(as restated)	(as restated)
Net Loss	$14,123,683	$5,310,907
Other comprehensive income
Unrealized (gain) loss on available for sale securities	-	(39,101)
Transfer of unrealized loss on available for sale securities to net loss	(141,970)	-
Foreign exchange (gain) loss on translation	5,864,955	(14,707,779)
Total Comprehensive Loss (gain)	$19,846,668	$(9,435,973)

13.	RELATED PARTY TRANSACTIONS

The step-mother of an executive of the Company is the sole shareholder of a company that facilitates local on-site labour and equipment rentals to the Company for field operations.  For the three months ended July 31, 2008, $354,331 (2007 - $841,972) has been included in Exploration costs. These transactions are in the normal course of operations.

As at July 31, 2008, the Company had nil (July 31, 2007 - $304,465) payable to the above mentioned company.

The son of an executive of the Company is a 50% shareholder of a company that facilitates local on-site kitchen labour and catering functions to the Company for field operations.  For the three months ended July 31, 2008, $111,507 (2007 – nil) has been included in Exploration costs.. These transactions are in the normal course of operations.

As at July 31, 2008, the Company had nil (July 31, 2007 - nil) payable to the above mentioned company.

14.	SUBSEQUENT EVENTS

a)
On August 1, 2008, the Board of Directors granted 5,226,000 stock options to directors, officers and employees. The exercise price of the options granted was $4.51 and was based on the closing price of the Company’s stock on the day immediately prior to the grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses material changes in our results of operations and capital resources and uses for the three months ended July 31, 2008, compared to the three months ended July 31, 2007, and our financial condition and liquidity since April 30, 2008.  It is presumed that readers have read or have access to our 2008 Annual Report on Form 10-K/A, which includes disclosure regarding critical accounting policies and estimates as part of Management’s Discussion and Analysis of Financial Condition and Results of Operation.  Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.  All future payments in Canadian dollars have been converted to U.S. dollars using an exchange rate of $1.00 U.S. = $1.0257 CDN, which was the July 31, 2008 exchange rate.

Overview

Three Months Ended July 31, 2008

•	We named our project and prospect areas of interest to more clearly reference and communicate our operations and activities.
•	We announced independent third party resource estimates for our Axe Lake Discovery and Raven Ridge Discovery which have been disclosed in our Form 10-K/A.
•	We completed a private placement of 12.98 million shares of common stock at a price of $4.20 per share for total gross proceeds of $54.5 million.
•
We signed an exploration agreement establishing a formal economic relationship with the Northern Village of La Loche in Saskatchewan through which the environmental, social and economic aspects of our exploration activities on the Northern Village of La Loche and certain other local communities will be managed.

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

Axe Lake Discovery – Reservoir Development Activities
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

Phase Three of the Axe Lake Discovery test program remains in the scoping phase; options being considered range from a continued reservoir test program to a technology feasibility pilot to a full commercial demonstration project.

As part of our Phase One activities in the period, ten 1,000-barrel heated liquid storage tanks were delivered and installed at the three test sites.  The preliminary engineering contracts for the surface facilities for Test Site 2 were awarded and design work commenced.  The major equipment required for steam generation (37 million Btu/hr) and water treatment passed factory acceptance tests in early June and was delivered to the Axe Lake test sites.  Power generation facilities (1,000 Kwatt – diesel) were also delivered to Test Site 1 and most of this equipment has been installed in all-season building structures.

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

At the present time, initial steam injection for the vertical well program at Test Site 1 is scheduled to start in November 2008, and approximately one month delay from the previously announced timeline, due to the acceleration of plans for drilling the horizontal wells at Test Site 1 and minor delays experienced in the delivery of down-hole instrumentation strings for the observation wells in the vertical well program. Steam injection into the horizontal wells will begin following initial results from this vertical well program.

As part of the overall Axe Lake development plans, we continue to conduct advanced economic feasibility, financial planning and risk assessment studies for full commercial development and the commissioning of an independent study of infrastructure and bitumen markets to complement our development planning process. We have initiated the conceptual engineering work for a commercial project, which includes focusing on thermal recovery parameters, water discharge and carbon-capture readiness designs. Preparation for the next engineering phase, the Design Basis Memorandum (DBM), has begun with the process to select qualified engineering, procurement and construction firms which includes preparation of the request for proposals, along with scope of services definitions for the DBM phase. Development of a commercial project remains subject to regulatory and other contingencies such as successful reservoir tests, board of directors approvals, financing and other risks inherent in the oil sands industry (see risk factors as detailed in our Form 10-K/A).

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

Our planned activities over the next twelve months as outlined in our Form 10-K/A and above will require expenditures of up to $200 - $250 million if carried out as planned. If we accelerate commercial development at Axe Lake or any of our other prospects, our cash requirements over the next two years will increase significantly from the amounts noted above. Additional funding may also be required if our current planned activities are changed in scope or if actual costs differ from estimates of current plans. We believe the Company will have access to sufficient funding and sources of capital for its planned activities over the next twelve months. However, we constantly and actively monitor our expenditure budgets, and if need be, we adjust our expenditure plans to meet our funding capacity.  However, our inability to fund our planned activities may result in delays of our business objectives, and in some cases, may not allow us to meet our objectives.  It is expected that the Company will continue to need further funding, and we plan to fund future operations by way of financing, including a public offering or private placement of equity or debt securities. Our development strategy also includes considering partners on a joint venture basis on our specific projects to fund the development of such projects in a timely and responsible manner. However, we cannot provide assurance that debt or equity financing or joint venture partner arrangements will be available to us on acceptable terms, if at all, to meet these requirements.  The Company has no revenues, and its operating results, profitability and the future rate of growth depend solely on management’s ability to successfully implement the business plans and raise further funding.

Results of Operations

Net Loss

Three Months ended July 31, 2008 as compared to three months ended July 31, 2007. The Company experienced a net loss of $14,123,683 or $0.06 per share for the three months ended July 31, 2008 as compared to a net loss of $5,310,907 or $0.03 per share for the three months ended July 31, 2007. The Company expects to continue to incur operating losses and will continue to be dependent on additional equity or debt sales and/or property joint ventures to fund its activities in the future.

Exploration costs

Three months July 31, 2008 as compared to three months ended July 31, 2007. Exploration costs for the three months ended July 31, 2008 were $10,472,742 (2007 - $5,041,518). The Operations Summary above provides a summary of the exploration activities conducted in the three months ended July 31, 2008.  Exploration expenditures in the three months ended July 31, 2007 related mainly to extensive seismic and magnetic survey activities and baseline environmental studies.

In the quarter ended July 31, 2008 the Company determined that it had sufficient information to make a reasonable estimate of future reclamation costs and therefore recognized an Asset Retirement Obligation (ARO) in the amount of $808,166.  The ARO is the estimated present value of future reclamation costs.  The estimated future amount is escalated by an estimated inflation rate of 2.5% and discounted using a discount rate of 7%.

General and administrative

Cash consideration

Three months ended July 31, 2008 as compared to three months ended July 31, 2007. General and administrative expenses settled with cash for the three months ended July 31, 2008 were $3,637,706 (2007 - $1,716,439).  Expenditures in the three month period ended July 31, 2008 consist of salaries ($1 million), legal and other professional fees ($1 million), foreign exchange loss ($0.7 million), general office costs ($0.5 million), communications and investor relations ($0.4 million) and insurance ($0.1 million).  General and administrative expenses in the three months ended July 31, 2007 consist of salaries ($0.8 million), legal and other professional fees ($0.5 million), general office costs ($0.2 million), communications and investor relations ($0.2 million) and insurance ($0.1 million).  At July 31, 2007 there were 22 employees including 3 seasonal field employees, at July 31, 2008 there were 72 employees including 30 seasonal field employees. The increase this quarter as compared to the same quarter in the prior year is consistent with increased activities as discussed above.  The foreign exchange loss in the three months ended July 31, 2008 results mainly from holding Canadian funds in the parent company while the value of the Canadian dollar declined compared to the U.S. dollar.

Stock-based consideration

Three months ended July 31, 2008 as compared to three months ended July 31, 2007.  Stock-based consideration expense for the three months ended July 31, 2008 was $3,569,157 (2007 – $1,870,330).  Stock-based consideration expense for the three months ended July 31, 2008 consists of stock based-compensation related to the issuance of options to directors, officers, employees and consultants.  Stock-based consideration expense for the three months ended July 31, 2007 consisted of stock based-compensation related to the issuance of options to directors, officers, employees and consultants and to bonus shares issued to employees. The fair value of the stock options was estimated using the Black-Scholes valuation model consistent with the provisions of SFAS No. 123R. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the expected stock price volatility determined using the historical volatility of the price of shares of the Company’s common stock. The increase this quarter as compared to the same quarter in the prior year is consistent with the increased number of employees as noted above.  Stock based compensation is a non-cash expense. The average value of the stock options issued during the quarter ended July 31, 2008 using the Black-Scholes valuation model was $3.28 (July 31, 2007 - $2.19).

Depreciation and accretion

Three months ended July 31, 2008 as compared to three months ended July 31, 2007. Depreciation and accretion expense for the three months ended July 31, 2008 was $317,726 (2007 - $236,229).  Depreciation expense relates to camp facilities, equipment and corporate assets which are being depreciated over their useful lives of three to five years. Accretion expense relates to the asset retirement obligation recognized on the airstrip, camp site, access roads and reservoir test wells which is being brought into income over a period of 30 years. The change from the quarter ended July 31, 2007 to the quarter ended July 31, 2008 is not significant and relates to the increase in assets held during the year.

Interest income

Three months ended July 31, 2008 as compared to three months ended July 31, 2007. Interest income for the three months ended July 31, 2008 was $429,278 (2007 - $567,965).  Interest income is earned because the Company pre-funds its activities resulting in cash on hand which is invested in short-term deposits. The decrease in interest income this quarter as compared to the same quarter in the prior year reflects the decrease in market interest rates over the intervening year.  Average cash balances were comparable in the two periods.

Income tax recovery

Three months ended July 31, 2008 as compared to three months ended July 31, 2007. The income tax recovery for the three months ended July 31, 2008 was $3,444,370 (2007 - $2,985,644) and relates to the tax benefit that is generated by expensing all exploration costs. This results in a higher tax basis for the Company’s capital assets when compared to their carrying value. The deferred tax liability reported on the balance sheet is mainly related to the book value of property which will not be deductible for tax purposes and is related to the Company’s 2006 acquisition of the minority interest in OQI Sask.

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

Item 4.  Controls and Procedures (As Restated)

Disclosure Controls and Procedures

As of July 31, 2008, we carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.   Based on the evaluation as of July 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Securities Exchange Act of 1934) were effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the restatement described in note 2 of our July 31, 2008 financial statements, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2009.   Based on this re-assessment, management concluded that as of July 31, 2008 the Company’s disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal control over financial reporting as of July 31, 2008 existed as we did not maintain effective processes and controls over the accounting for and reporting of complex and non-routine transactions. Specifically, we did not have sufficient appropriate level of technical knowledge, experience and training in the accounting for asset acquisitions, stock-based compensation, and deferred income taxes. This control deficiency resulted in the restatement of the consolidated financial statements for the years ended April 30, 2008 and 2007 and each of the quarters in fiscal 2009 and 2008.  The restatement of the prior periods also resulted in a material adjustment to the April 30, 2009 financial statement prior to their issuance.

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

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure that we maintain an effective control environment.  There were no changes in our internal control over financial reporting during the period covered by this report on Form 10-Q/A that have materially affected or is reasonably likely to materially affect, our internal control over financial reporting except as described above under “Disclosure Controls and Procedures”.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the information included in Item 1. “Description of Business – Risk Factors” in our 2008 Annual Report on Form 10-K/A.

ITEM 2.  Unregistered Sales of Equity Securities

Following are descriptions of all unregistered equity securities of the Company sold during the last fiscal quarter and as of August 29, 2008, excluding transactions that were previously reported on Form 10-K/A or Form 8-K.

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

ITEM 6. Exhibits.

3.1	Articles of Incorporation, as amended. (1), (2), (3), (4), (5)

3.2	By laws, as amended. (6)(7)

10.1	Employment Agreement with Jamey Fitzgibbon.(8)

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
_______________
(1)	Incorporated by reference from Form 10-SB, filed October 14, 1999; and Form 8-K, filed November 29, 2004.
(2)	Incorporated by reference from Form 10-Q/SB dated December 14, 2005.
(3)	Incorporated by reference from Form 8-K dated March 13, 2006.
(4)	Incorporated by reference from Form 8-K dated August 14, 2006.
(5)	Incorporated by reference herein from Form 10-Q/SB filed December 15, 2006.
(6)	Incorporated by reference herein from Form 8-K filed July 26, 2007.
(7)	Incorporated by reference herein from Form 8-K filed November 23, 2007.
(8)	Incorporated by reference herein from Form 10-Q filed September 9, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

OILSANDS QUEST INC.

Date: July 29, 2009	By:	/s/ Christopher H. Hopkins
Christopher H. Hopkins, President, Chief Executive Officer and Director

Date: July 29, 2009	By:	/s/ Garth Wong
Garth Wong, Chief Financial Officer and Chief Accounting Officer