Form 10-Q/A
period 2008-10-31
Oilsands Quest Inc
filed 2009-07-30
CIK 1096791

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

Yes ☐                No ☐

As of December 1, 2008, there were 240,031,644 shares of common stock issued and outstanding.

Oilsands Quest Inc. (the “the Company”) is amending its Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, filed on December 9, 2008 (the “Original Filing”) to amend and restate its consolidated financial statements and other financial information for the three and six months ended October 31, 2007 and 2008.

Explanatory Note

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

As a result, the Company incorrectly presented the Company’s consolidated balance sheets as of October 31, 2008 and 2007, Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity and Comprehensive Income for the three months ended October 31, 2008 and October 31, 2007 and is correcting such presentation in this Form 10-Q/A.  See note 2 in the notes to the consolidated financial statements included herein for a discussion of these corrections and a reconciliation of amounts previously reported to those shown herein.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety.  The Company has not modified or updated the disclosure presented in this Form 10-Q/A, except as required to reflect the effects of the restatement discussed above.  Accordingly, this Form 10-Q/A does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events.  Concurrently herewith, the Company filed Amendment No. 2 to its Annual Report on Form 10-K for the year ended April 30, 2008 (the “2008 Form 10-K/A”).  The Company has not amended and does not intend to amend any of its previously filed Annual Reports on Form 10-K for the periods affected by the restatement other than the 2008 Form 10-K/A, this Form 10-Q/A and its previously filed Quarterly Reports on Form 10-Q for the quarterly periods July 31, 2008 and January 31, 2009, which amendments are being filed concurrently herewith. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings subsequent to the Original Filing.

The following items have been amended as a result of the restatement:

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have also reissued the certifications required by Sections 302 and 906 of the Sarbanes Oxley Act.

OILSANDS QUEST INC.
FORM 10Q FOR THE QUARTER ENDED
OCTOBER 31, 2008

Part I  Financial Information
Forward Looking Statements
Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheets as of October 31, 2008 and April 30, 2008	4
	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended October 31, 2008 and 2007 and for the period from Inception on April 3, 1998 to October 31, 2008	5
	Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Six Months Ended October 31, 2008 and 2007	6
	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended October 31, 2008 and 2007 and for the period from Inception on April 3, 1998 to October 31, 2008	7
	Unaudited Notes to Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 4	Controls and Procedures	32

Part II  Other Information

Cautionary Statement about Forward-Looking Statements

The following includes certain statements that may be deemed to be "forward-looking statements."  All statements, other than statements of historical facts, included in this Form 10-QA that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements.  Such forward-looking statements include discussion of such matters as:

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

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	October 31, 2008	April 30, 2008
	(as restated)	(as restated)
ASSETS
Current Assets:
Cash and cash equivalents	$51,958,179	$26,498,038
Accounts receivable	2,188,064	3,363,642
Short-term investments	28,565,556	19,811,788
Prepaid expenses	780,770	562,593
Available for sale securities	29,596	390,733
Total Current Assets	83,522,165	50,626,794

Property and Equipment (note 4)	393,954,877	459,492,571
Total Assets	$477,477,042	$510,119,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (note 13)	$25,370,259	$16,400,508
Flow-through share premium liability (note 8)	1,577,144	-
Total Current Liabilities	26,947,403	16,400,508

Deferred Taxes	68,105,526	93,952,338
Asset Retirement Obligation (note 5)	3,528,883	-
	98,581,812	110,352,846
STOCKHOLDERS’ EQUITY
Capital Stock
Preferred stock, par value of $0.001 each, 10,000,000 shares authorized, 1 Series B Preferred share outstanding (note 7)	1	1
Common stock, par value of $0.001 each, 750,000,000 shares authorized 240,031,644 and 213,861,958 shares outstanding at October 31, 2008 and April 30, 2008 respectively (notes 6, 7, 8, 9 and 10)	240,031	213,862
Additional Paid-in Capital	708,453,090	602,754,989
Deficit Accumulated During Development Stage	(298,231,612)	(238,934,700)
Other Comprehensive (Loss) Income	(31,566,280)	36,732,367
Total Stockholders’ Equity	378,895,230	399,766,519
Total Liabilities and Stockholders’ Equity	$477,477,042	$510,119,365
Subsequent events (note 14)
See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,		From Inception on April 3, 1998 through to October 31,
	2008	2007	2008	2007	2008
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Expenditures
Exploration costs	$37,274,533	$17,509,171	$47,747,275	$22,550,689	$182,017,215
General and administrative
Cash consideration	8,021,344	1,354,112	11,659,049	3,070,549	40,694,740
Stock-based consideration (note 9)	9,551,029	8,279,103	13,120,186	10,149,433	135,234,885
Depreciation and accretion	453,436	265,843	771,162	502,073	2,211,554
	55,300,342	27,408,229	73,297,672	36,272,744	360,158,394
Other Items
Interest income	(365,802)	(541,906)	(795,080)	(1,109,870)	(5,067,798)
Gain on extinguishment of certainliabilities	-	-	-	-	(936,469)
Net loss before income tax recovery and non-controlling shareholder interest	54,934,540	26,866,323	72,502,592	35,162,874	354,154,127
Income tax recovery	(10,761,310)	(5,599,526)	(14,205,680)	(8,585,170)	(48,228,261)

Net loss before non-controlling shareholder interest	44,173,230	21,266,797	58,296,912	26,577,704	305,925,866
Non-controlling shareholder interest (note 6)	-	-	-	-	(7,694,254)
Net Loss	$44,173,230	$21,266,797	$58,296,912	$26,577,704	$298,231,612

Net Loss Per Share	$0.17	$0.10	$0.23	$0.12
Weighted Average Number of Common Shares Outstanding (note 7)	259,498,487	217,655,813	255,811,160	216,739,261
See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid in	Accumulated Other Comprehensive (Loss)	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Income	Stage	Equity
Balance, April 30, 2008, as restated	213,861,958	$213,862	1	$1	$602,754,989	$36,732,367	$(239,934,700)	$399,766,519
Common stock issued for:
Cash	23,784,917	23,785	-	-	91,215,543	-	-	91,239,328
Property (note 4 d))	640,000	640	-	-	3,717,760	-	-	3,718,400
Premium on flow-through shares allocated to liability	-	-	-	-	(1,802,753)	-	-	(1,802,753)
Stock option exercises	35,000	35	-	-	165,115	-	-	165,150
Exchange of OQI Sask Exchangeable Shares	1,709,769	1,709	-	-	(1,709)	-	-	-
Stock-based compensation expense	-	-	-	-	13,120,186	-	-	13,120,186
Share issue costs	-	-	-	-	(2,238,966)	-	-	(2,238,966)
Proceeds from exercise of subsidiary options (post reorganization)	-	-	-	-	1,522,925	-	-	1,522,925
Other comprehensive income								-
Transfer of unrealized loss to net loss	-	-	-	-	-	141,970	-	141,970
Exchange loss on translation	-	-	-	-	-	(68,440,617)	-	(68,440,617)
Net Loss	-	-	-	-	-	-	(58,296,912)	(58,296,912)
Balance, October 31, 2008, as restated	240,031,644	$240,031	1	$1	$708,453,090	$(31,566,280)	$(298,231,612)	$378,895,230

Balance, April 30, 2007, as restated	164,624,278	$164,624	1	$1	$440,527,975	$3,365,649	$(148,903,384)	$295,154,865
Common stock issued for:
Cash	20,638,349	20,639	-	-	58,365,787	-	-	58,386,426
Premium on flow-through shares allocated to liability	-	-	-	-	(1,493,275)	-	-	(1,493,275)
Property	750,000	750	-	-	3,291,750	-	-	3,292,500
Employee compensation	44,000	44	-	-	116,387	-	-	116,431
Exchange of OQI Sask Exchangeable Shares	4,739,079	4,739	-	-	(4.739)	-	-	-
Stock-based compensation expense	-	-	-	-	10,033,002	-	-	10,033,002
Share issue costs	-	-	-	-	(2,773,486)	-	-	(2,773,486)
Proceeds from exercise of subsidiary options (post reorganization)	-	-	-	-	289,715	-	-	289,715
Other comprehensive income
Unrealized loss on available for sale securities	-	-	-	-	-	(30,393)	-	(30,393)
Exchange gain on translation	-	-	-	-	-	53,947,493	-	53,947,493
Net Loss	-	-	-	-	-	-	(26,577,704)	(26,577,704)
Balance, October 31, 2007, as restated	190,795,706	$190,796	1	$1	$508,353,116	$57,282,749	$(175,481,088)	$390,345,574
See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
 (A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended October 31,		From Inception on April 3, 1998 Through to October 31,
	2008	2007	2008
	(as restated)	(as restated)	(as restated)
Operating Activities
Net loss	$(58,296,912)	$(26,577,704)	$(298,231,612)
Non-cash adjustments to net loss
Stock-based compensation expense	13,120,186	10,033,002	88,387,418
Deferred income tax recovery	(14,205,680)	(8,585,170)	(47,307,087)
Depreciation and accretion	771,162	502,073	2,211,554
Operating expenses paid with shares	-	116,431	11,070,439
Non-controlling shareholder interest	-	-	(7,694,254)
Non-cash financing expense	-	-	36,472,143
Gain on extinguishment of certain liabilities	-	-	(936,469)
Write off of exploration property	-	-	856,359
Other	145,908	-	272,128
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	378,737	(1,286,181)	(2,359,201)
Accounts payable	14,038,472	5,659,940	32,198,892

Cash Used in Operating Activities	(44,048,127)	(20,137,609)	(185,059,690)

Investing Activities
Capital expenditures	(6,843,535)	(2,801,889)	(78,838,768)
Short-term investment	(8,753,768)	-	(28,565,556)
Other investments	116,824	-	(548,048)
Changes in Non-Cash Working Capital
Accounts payable	723,676	-	723,676

Cash used in Investing Activities	(14,756,803)	(2,801,889)	(107,228,696)

Financing Activities
Issuance of shares for cash	89,165,512	55,612,940	328,430,312
Bank loan	-	(21,207,500)	-
Shares issued on exercise of subsidiary options and warrants post reorganization	1,522,925	289,715	4,176,336
Shares issued by subsidiary to non-controlling interest	-	-	7,663,666
Convertible debentures	-	-	8,384,496
Cash Provided by Financing Activities	90,688,437	34,695,155	348,654,810

Inflow of Cash	31,883,507	11,755,657	56,366,424
Effects of exchange rate changes on cash	(6,423,366)	3,240,331	(4,408,245)
Cash and cash equivalents, Beginning of Period	26,498,038	32,393,871	-
Cash and cash equivalents, End of Period	$51,958,179	$47,389,859	$51,958,179

Non-Cash Financing Activities
Common stock issued for properties	$3,718,400	$3,292,500	$10,848,342
Warrants granted on purchase of properties	$-	$-	$1,763,929
Common stock issued for services	$-	$116,431	$10,504,594
Common stock issued for debt settlement	$-	$-	$28,401,029

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

As at October 31, 2008, the Company has working capital of $58 million. The Company believes that it has sufficient funds to maintain its interests in the existing properties, to complete the announced testing activities at its Axe Lake Property, and to maintain other core activities which include internal operations and general corporate expenditures through April 2010. The Company monitors its expenditure budgets and adjusts its expenditure plans to conform to available funding. However, additional funding will be required to complete the exploration or development activities, or for changes in the nature or cost of the activities currently planned.

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
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value of Purchase Price Consideration

As OQI Sask is in the development stage, the Acquisition is deemed to be an asset acquisition and the fair value of the equity consideration should have been based on the trading price per share of the Company’s common stock on the date the Acquisition closed rather than an average price over a reasonable period.

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

The Board of Directors, in consultation with the Audit Committee concluded on July 14, 2009 that the Company’s previously issued financial statements for fiscal 2008 and fiscal 2007 (including the interim periods within those years), should no longer be relied upon because of certain accounting errors and irregularities in those financial statements. Accordingly, the Company restated its previously issued financial statements for those periods by filing an Amendment to its Form 10-KA for the year ended April 30, 2008. Restated financial information is presented in this Form 10-QA for the three and six months ended October 31, 2008.

The following table outlines the impact of the adjustment by financial statement line item in the Company’s consolidated balance sheet as of October 31, 2008.

As of October 31, 2008	As previously reported	Restatement adjustment	As restated
ASSETS
Current Assets:
Cash and cash equivalents	$51,958,179	$-	$51,958,179
Accounts receivable	2,188,064	-	2,188,064
Short-term investments	28,565,556	-	28,565,556
Prepaid expenses	780,770	-	780,770
Available for sale securities	29,596	-	29,596
Total Current Assets	83,522,165	-	83,522,165

Property and Equipment	509,923,969	(115,969,092)	393,954,877
Total Assets	$593,446,134	$(115,969,092)	$477,477,042
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,370,259	$-	$25,370,259
Flow-through share premium liability	1,577,144	-	1,577,144
Total Current Liabilities	26,947,403	-	26,947,403
Deferred Taxes	102,405,910	(34,300,384)	68,105,526
Asset Retirement Obligations	3,528,883	-	3,528,883
	132,882,196	(34,300,384)	98,581,812
STOCKHOLDERS’ EQUITY
Capital Stock
Preferred stock, par value of $0.001 each, 10,000,000 shares authorized 1 Series B Preferred share outstanding	1	-	1
Common stock, par value of $0.001 each, 750,000,000 shares authorized 240,031,644 shares outstanding at October 31, 2008	240,031	-	240,031
Additional Paid-in Capital	782,892,799	(74,439,709)	708,453,090
Deficit Accumulated During Development Stage	(285,912,255)	12,319,357	(298,231,612)
Other Comprehensive Income (Loss)	(36,656,638)	5,090,358	(31,566,280)
Total Stockholders’ Equity	460,563,938	(81,668,708)	378,895,230
Total Liabilities and Stockholders’ Equity	$593,446,134	$(115,969,092)	$477,477,042

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

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

 The following table outlines the impact of the adjustment by financial statement line item in the Company’s consolidated statement of operations for the three months ended October 31, 2008.

Three Months Ended October 31, 2008	As previously reported	Restatement adjustment	As restated
Expenditures
Exploration costs	$37,274,533	$-	$37,274,533
General and administrative
Cash consideration	8,091,693	(70,349)	8,021,344
Stock-based consideration	9,305,369	245,660	9,551,029
Depreciation	453,436	-	453,436
	55,125,031	175,311	55,300,342
Other Items
Interest income	(365,802)	-	(365,802)
Net loss before income tax recovery and non-controlling shareholder interest	54,759,229	175,311	54,934,540
Income tax recovery	(11,526,008)	764,698	(10,761,310)
Net loss before non-controlling shareholder interest	43,233,221	940,009	44,173,230
Non-controlling shareholder interest	-	-	-
Net loss	$43,233,221	$940,009	$44,173,230
Net Loss Per Share	$(0.17)		$(0.17)
Weighted Average Number of Common Shares Outstanding	259,498,487		259,498,487

The following table outlines the impact of the adjustment by financial statement line item in the Company’s consolidated statement of operations for the three months ended October 31, 2007.

Three Months Ended October 31, 2007	As previously reported	Restatement adjustment	As restated
Expenditures
Exploration costs	$17,509,171	$-	$17,509,171
General and administrative
Cash consideration	1,354,112	-	1,354,112
Stock-based consideration	7,665,451	613,652	8,279,103
Depreciation	265,843		265,843
	26,794,577	613,652	27,408,229
Other Items
Interest income	(541,906)	-	(541,906)
Net loss before income tax recovery and non-controlling shareholder interest	26,252,671	613,652	26,866,323
Income tax recovery	(5,814,000)	214,474	(5,599,526)
Net loss before non-controlling shareholder interest	20,438,671	828,126	21,266,797
Non-controlling shareholder interest	-	-	-
Net loss	$20,438,671	$828,126	$21,266,797
Net Loss Per Share	$(0.09)		$(0.10)
Weighted Average Number of Common Shares Outstanding	218,370,100		218,370,100

The following table outlines the impact of the adjustment by financial statement line item in the Company’s consolidated statement of operations for the six months ended October 31, 2008.

Six Months Ended October 31, 2008	As previously reported	Restatement adjustment	As restated
Expenditures
Exploration costs	$47,747,275	$-	$47,747,275
General and administrative
Cash consideration	11,774,526	(115,477)	11,659,049
Stock-based consideration	11,425,123	1,695,063	13,120,186
Depreciation	771,162	-	771,162
	71,718,086	1,579,586	73,297,672
Other Items
Interest income	(795,080)	-	(795,080)
Net loss before income tax recovery and non-controlling shareholder interest	70,923,006	1,579,586	72,502,592
Income tax recovery	(15,317,291)	1,111,611	(14,205,680)
Net loss before non-controlling shareholder interest	55,605,715	2,691,197	58,296,912
Non-controlling shareholder interest	-	-	-
Net loss	$55,605,715	$2,691,197	$58,296,912
Net Loss Per Share	$(0.22)		$(0.23)
Weighted Average Number of Common Shares Outstanding	255,811,160		255,811,160

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The following table outlines the impact of the adjustment by financial statement line item in the Company’s consolidated statement of operations for the six months ended October 31, 2007.

Six Months Ended October 31, 2007	As previously reported	Restatement adjustment	As restated
Expenditures
Exploration costs	$22,550,689	$-	$22,550,689
General and administrative
Cash consideration	3,070,549	-	3,070,549
Stock-based consideration	8,849,658	1,299,775	10,149,433
Depreciation	502,073	-	502,073
	34,972,969	1,299,775	36,272,744
Other Items
Interest income	(1,109,870)	-	(1,109,870)
Net loss before income tax recovery and non-controlling shareholder interest	33,863,099	1,299,775	35,162,874
Income tax recovery	(7,233,944)	(1,351,226)	(8,585,170)
Net loss before non-controlling shareholder interest	26,629,155	(51,451)	26,577,704
Non-controlling shareholder interest	-	-	-
Net loss	$26,629,155	$(51,451)	$26,577,704
Net Loss Per Share	$(0.12)		$(0.12)
Weighted Average Number of Common Shares Outstanding	216,739,261		216,739,261

The following table outlines the impact of the adjustment by financial statement line item in the Company’s consolidated statement of cash flows for the six months ended October 31, 2008.

Six Months Ended October 31, 2008	As previously reported	Restatement adjustment	As restated
Operating Activities
Net loss	$(55,605,715)	$(2,691,197)	$(58,296,912)
Non-cash adjustments to net loss
Stock-based compensation expense	11,425,123	1,695,063	13,120,186
Deferred income tax recovery	(15,317,291)	1,111,611	(14,205,680)
Depreciation	771,162	-	771,162
Other	145,908	-	145,908
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	378,737	-	378,737
Accounts payable	14,038,472	-	14,038,472
Cash Used in Operating Activities	(44,163,604)	115,477	(44,048,127)
Investing Activities
Capital expenditures	(6,843,535)	-	(6,843,535)
Short-term investment	(8,753,768)	-	(8,753,768)
Other investment	116,824	-	116,824
Changes in Non-Cash Working Capital
Accounts payable	723,676	-	723,676
Cash Used in Investing Activities	(14,756,803)	-	(14,756,803)
Financing Activities
Issuance of shares for cash	89,280,989	(115,477)	89,165,512
Shares issued on exercise of subsidiary options and warrants post reorganization	1,522,925	-	1,522,925
Cash Provided by Financing Activities	90,803,914	(115,477)	90,688,437
Inflow of Cash	31,883,507	-	31,883,507
Effects of exchange rate changes on cash	(6,423,366)	-	(6,423,366)
Cash and cash equivalents, Beginning of Period	26,498,038	-	26,498,038
Cash and cash equivalents, End of Period	$51,958,179	$-	$51,958,179
Non-Cash Financing Activities
Common stock issued for properties	$3,718,400	$-	$3,718,400

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The following table outlines the impact of the adjustment by financial statement line item in the Company’s consolidated statement of cash flows for the six months ended October 31, 2007.

Six Months Ended October 31, 2007	As previously reported	Restatement adjustment	As restated
Operating Activities
Net loss	$(26,629,155)	$51,451	$(26,577,704)
Non-cash adjustments to net loss
Stock-based compensation expense	8,733,227	1,299,775	10,033,002
Deferred income tax recovery	(7,233,944)	(1,351,226)	(8,585,170)
Depreciation	502,073	-	502,073
Flow-through share premium liability	116,431	-	116,431
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	(1,286,181)	-	(1,286,181)
Accounts payable	5,659,940	-	5,659,940
Cash Used in Operating Activities	(20,137,609)	-	(20,137,609)
Investing Activities
Capital expenditures	(2,801,889)	-	(2,801,889)
Cash Used in Investing Activities	(2,801,889)	-	(2,801,889)
Financing Activities		-
Issuance of shares for cash	55,612,940	-	55,612,940
Bank loan	(21,207,500)	-	(21,207,500)
Shares issued by subsidiary to non-controlling interest	289,715	-	289,715
Convertible debentures	-	-	-
Cash Provided by Financing Activities	34,695,155	-	34,695,155
Inflow of Cash	11,755,657	-	11,755,657
Effects of exchange rate changes on cash	3,240,331	-	3,240,331
Cash and cash equivalents, Beginning of Period	32,393,871	-	32,393,871
Cash and cash equivalents, End of Period	$47,389,859	$-	$47,389,859
Non-Cash Financing Activities
Common stock issued for properties	$3,292,500	$-	$3,292,500
Warrants granted on purchase of properties	$-	$-	$-
Common stock issued for services	$116,431	$-	$116,431
Common stock issued for debt settlement	$-	$-	$-

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

4.	PROPERTY AND EQUIPMENT

	October 31, 2008	April 30, 2008
	(as restated)	(as restated)
Saskatchewan Oil Sands Rights
Permits	$339,106,414	$403,474,977
Licenses	1,913,838	2,306,274
Alberta Oil Sands Rights
Permits	29,372,011	35,394,800
Leases	6,499,467	2,426,940
Oil Shale Rights (Permits)	9,271,348	11,101,908
Equipment	9,648,663	6,297,687

Less: Accumulated Depreciation	(1,856,864)	(1,510,015)
Net Book Value	$393,954,877	$459,492,571

a)	Saskatchewan Oil Sands Permits

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

The Company has paid the required annual rental payments to maintain the permits in good standing.

f)	During the six months ended October 31, 2008 the Company had $4,810,112 in additions to equipment.

5.	ASSET RETIREMENT OBLIGATION

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

	Number	Weighted Average Exercise Price (CDN)

Outstanding, April 30, 2008	1,640,000	$16.96
Exercised and exchanged into shares of OQI common stock (note 7)	(125,000)	$12.50
Expired	(60,000)	$25.00
Outstanding, October 31, 2008	1,455,000	$17.01

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Exercise Price (CDN)	Number Outstanding at October 31, 2008	Number Exercisable at October 31, 2008	Weighted Average Remaining Contractual Life
$0.50	75,000	75,000	1.03 years
$3.00	100,000	100,000	1.75 years
$6.00	465,000	465,000	2.26 years
$25.00	765,000	665,000	2.50 years
$50.00	50,000	37,500	2.75 years
	1,455,000	1,342,500	2.30 years

The 1,455,000 OQI Sask options outstanding at October 31, 2008 represent 11,974,650 OQI Sask Exchangeable Shares that would be issued on exercise of the OQI Sask options as a result of the completion of the acquisition of the non-controlling interest in OQI Sask (see note 7).

7.	PREFERRED SHARES

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

	OQI Sask Exchangeable Shares	OQI Sask Exchangeable Shares issuable on exercise of OQI Sask options	Total OQI Sask Exchangeable Shares
Balance, April 30, 2008	27,952,840	13,497,200	41,450,040
OQI Sask options exercised (note 6)	1,028,750	(1,028,750)	-
OQI Sask options expired (note 6)	-	(493,800)	(493,800)
OQI Sask Exchangeable shares exchanged into shares of OQI common stock	(1,709,769)	-	(1,709,769)

Balance, October 31, 2008	27,271,821	11,974,650	39,246,471

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

9.	STOCK OPTIONS

Transactions in the Company’s stock options during the six months ended October 31, 2008 and stock options outstanding at October 31, 2008 are detailed below:

	Number of Options	Weighted Average Exercise Price
Outstanding, April 30, 2008	13,027,000	$5.22
Granted	7,636,000	$4.73
Exercised	(35,000)	$4.72
Expired	(390,000)	$5.70
Outstanding, October 31, 2008	20,238,000	$5.03

In addition to the above, OQI Sask has 1,455,000 outstanding options which may be exercised and exchanged into OQI Sask Exchangeable Shares whereby up to an additional 11,974,650 OQI common shares may be issued (note 6).

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

At October 31, 2008, OQI had outstanding options under the Company’s 2006 Stock Option Plan (SOP 2006) to purchase that same number of shares as follows:

Exercise Price	Number Outstanding at October 31, 2008	Number Exercisable at October 31, 2008	Weighted Average Remaining Contractual Life
$4.57	250,000	250,000	0.30 years
$6.00	30,000	30,000	0.55 years
$5.05	2,860,000	1,072,500	2.81 years
$3.89	390,000	140,000	2.92 years
$5.25	50,000	12,500	3.08 years
$6.75	4,000,000	4,000,000	3.32 years
$2.70	100,000	62,500	3.36 years
$2.47	100,000	50,000	3.66 years
$4.27	4,057,000	2,028,500	3.75 years
$5.04	30,000	30,000	3.84 years
$4.60	150,000	75,000	3.95 years
$4.59	115,000	28,750	4.20 years
$3.37	200,000	50,000	4.26 years
$4.00	320,000	80,000	4.37 years
$3.97	10,000	2,500	4.42 years
$4.25	40,000	10,000	4.46 years
$4.79	200,000	50,000	4.55 years
$4.63	15,000	3,750	4.56 years
$4.57	60,000	27,500	4.59 years
$5.45	2,000,000	500,000	4.71 years
$4.51	5,226,000	1,306,500	4.75 years
$1.41	35,000	8,750	4.96 years
	20,238,000	9,818,750	3.85 years

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

10.	WARRANTS

As at October 31, 2008, OQI had the following warrants outstanding to purchase that same number of common shares:

Expiry Date	Exercise Price	Number of Warrants

December 5, 2009	$6.75	6,325,000

11.	FAIR VALUE MEASUREMENTS

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

	As of October 31, 2008
			Fair Value Measures Using:
	Carrying Amount	Total Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities):
Securities Held for Sale	29,596	29,596	29,596	-	-
Asset Retirement Obligation	(3,528,883)	(3,528,883)	-	-	(3,528,883)

	As of April 30, 2008
			Fair Value Measures Using:
	Carrying Amount	Total Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets (Liabilities): Securities Held for Sale	390,733	390,733	390,733	-	-
Asset Retirement Obligation	-	-	-	-	-

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Level 3 Fair Value Measurements

Asset retirement obligation — The fair values of the asset retirement obligations are estimated using internal discounted cash flow calculations based upon the Company’s estimates of future retirement costs. A summary of the asset retirement obligation is presented in Note 5.

12.	COMPREHENSIVE LOSS

Comprehensive loss includes net loss and all other non-owner changes in equity.  Components of other comprehensive income and accumulated other comprehensive income for the three and six months ended October 31, 2008 and 2007 are presented in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

	Three months ended October 31,		Six months ended October 31,
	2008	2007	2008	2007
	(as restated)	(as restated,)	(as restated)	(as restated)
Net Loss	$44,173,230	$21,266,797	$58,296,912	$26,577,704
Other comprehensive income
Unrealized (gain) loss on available for sale securities	-	69,494	-	30,393
Transfer of unrealized loss on available for sale securities to net loss	-	-	(141,970)	-
Foreign exchange (gain) loss on translation	62,575,662	(39,239,714)	68,440,617	(53,947,493)
Total Comprehensive Loss (Gain)	$106,748,892	$(17,903,423)	$126,595,559	$(27,339,396)

13.	RELATED PARTY TRANSACTIONS

The step-mother of an executive of the Company is the sole shareholder of a company that facilitates local on-site labour and equipment rentals to the Company for field operations.  For the three and six months ended October 31, 2008, $989,787 (2007 - $1,868,393) and $1,328,838 (2007 - $2,730,465) respectively, have been included in Exploration costs. These transactions are in the normal course of operations.

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

As at October 31, 2008, the Company had $84,660 (April 30, 2008 - nil) payable to the above mentioned company.

The brother of an executive of the Company is a 50% shareholder of a company that provides geophysical and geological analysis to the Company.  For the three and six months ended October 31, 2008, $54,308 (2007 - $3,827) and $76,960 (2007 - $3,827) respectively, have been included in Exploration costs. These transactions are in the normal course of operations.

As at October 31, 2008, the Company had $21,751 (April 30, 2008 - nil) payable to the above mentioned company.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

14.	SUBSEQUENT EVENTS

Subsequent to October 31, 2008 the Board approved the granting of 5,295,000 stock options to directors, officers and employees.  The exercise price of the options granted will be based on the closing price of the Company’s stock on the day following the filing of the Company’s October 31, 2008 quarterly report on Form 10-Q. The majority of the options vest on the following schedule: 25% on the date of grant, and 25% thereafter on each six month anniversary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses material changes in our results of operations and capital resources and uses for the three and six months ended October 31, 2008, compared to the three and six months ended October 31, 2007, and our financial condition and liquidity since April 30, 2008.  Our Annual Report on Form 10-K/A, which includes disclosure regarding critical accounting policies and estimates as part of Management’s Discussion and Analysis of Financial Condition and Results of Operation.  Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.  All future payments in Canadian dollars have been converted to U.S. dollars using an exchange rate of $1.00 U.S. = $1.2165 CDN, which was the October 31, 2008 exchange rate.

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

•
We announced the appointment of our President & Chief Operating Officer and other executives as part of our growing management team along with increasing the size of our operations, reservoir and facilities engineering groups and relocating our corporate office in Calgary

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

Phase Three of the test program remains in the scoping phase; options being considered range from a continued reservoir test program to a technology feasibility pilot to a full commercial demonstration project. Development of a commercial project remains subject to regulatory and other contingencies such as successful reservoir tests, board of directors approvals, financing and other risks inherent in the energy industry.  These risks are described in detail in our Form 10-K/A. See also “Outlook”.

Test Site 1 will focus on determining the extent and quality of our resources using recovery processes based on steam and hot water. Test Site 2 is planned to use recovery processes based on mobilization agents other than steam such as hot propane and other gases and Test Site 3 is based on the use of electrical heating based methods.

At Test Site 1, we have drilled six vertical test holes and three 750-metre horizontal holes (300 metres length within the reservoir). The three 750-metre horizontal holes will be utilized in Phase One and will form the bases for our testing during Phase Two of our reservoir test program.  In addition, we have drilled two water source wells which showed excellent fluid mobility and sufficient water withdrawal capacity to meet the needs of the Phase One reservoir test program at Test Site 1. Procurement and construction of water treatment, steam generation and extraction collection facilities, which includes three steam generators totaling 38 million BTU/hour steam generation capacity, two diesel power generators each with 750 kilowatt power output capacity, water/oil treatment and oil handling equipment, control systems and eight 1,000-barrel heated liquid storage tanks to support related Test Site 1 activities is nearly complete.

First steam injection at Test Site 1 for the vertical well program is expected to begin in 2009, subject to completion and commissioning of the facilities. Water and steam will be injected into the reservoir in order to mobilize the bitumen at the bottom of the McMurray formation using the vertical test holes.  We expect the results of Phase One to better define the details of Phase Two (horizontal hole tests) and the continued planning and design of Phase Three. Water and steam injection for the Phase Two tests will begin following the completion of the surface facilities associated with the horizontal test holes and will incorporate results from the vertical well program. Phase Two activities are subject to obtaining additional funding. Please see the section titled “Outlook” below for a description of current plans and timing with respect to the test programs.

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

At Test Site 3, we are conducting initial low energy tests using electric heat. This represents the first step towards determining critical reservoir properties at a field scale level.  This information will be used for preliminary calibration of our reservoir simulator. Information from the simulator will help maximize the efficiency of the steaming tests on the vertical well program at Test Site 1. To date, two vertical holes have been drilled and the supporting infrastructure has been constructed at Test Site 3. One vertical test hole is equipped with an electric heater to provide heat to the reservoir and both test holes are equipped with sensors to allow for measurement of the effective reservoir heat transfer and mobilization of the bitumen at lower temperatures. The program at Test Site 3 is designed as a short-term heating program intended to determine critical reservoir properties (such as thermal conductivity and relative permeability of the bitumen tested). Heating of the reservoir was initiated in late October and early results to date are in line with expectations. The data gathered will provide Oilsands Quest with preliminary in-situ reservoir performance data to be used for simulation modeling in preparation for initial water and steam injection at Test Site 1 and in the continued planning for Test Site 2.

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

During the period, we contributed CDN $1 million to the Saskatchewan Research Council towards the constructions costs of a new oil sands research laboratory. The new laboratory and its 3D scaled physical model will facilitate the development of new thermal and solvent extraction processes for recovery of bitumen from oil sands. Laboratory testing of bitumen recovery processes  under reservoir conditions will provide data to evaluate solvent assisted thermal recovery and production methods for our bitumen resources.

Exploration Programs – Pasquia Hills Oil Shale Prospect

In September 2008, we drilled 11 exploration test holes on our oil shale prospect in eastern Saskatchewan with all the holes drilled experiencing meaningful intercepts of oil shale of up to 21.5 metres in thickness. Detailed evaluation and interpretation of the drilling results in underway. We are continuing to research potential methods for kerogen recovery from oil shales.

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

Development of a commercial project will remain subject to regulatory and other contingencies such as successful reservoir tests, board of directors’ approvals, financing and other risks inherent in the oil sands industry. These risks are described in detail in our Form 10-K/A. In light of current economic conditions, we will continue to maintain financial discipline, while focusing on liquidity and prioritization of expenditures in order to match the pace of our activities with the availability of funding.

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

In light of the extraordinary conditions in the global financial and capital markets, and as discussed in our "Outlook" above, our planned activities as outlined in our Form 10-K/A will not be carried out as originally planned. We are currently focused on our prioritized activities, which include effectively conducting field tests using electric heat at Test Site 3, construction of surface facilities at Test Site 1 and pursuing our exploration programs in the Axe Lake Discovery and Raven Ridge Discovery areas as described above.

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

Results of Operations

Net Loss

Three Months ended October 31, 2008 as compared to three months ended October 31, 2007. The Company experienced a net loss of $44,173,230 or $0.17 per share for the three months ended October 31, 2008 (2007 - net loss of $21,266,797or $0.10 per share).

Six Months ended October 31, 2008 as compared to six months ended October 31, 2007. The Company experienced a net loss of $58,296,912 or $0.23 per share for the six months ended October 31, 2008 (2007 – net loss of $26,577,704 or $0.12 per share).

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

General and administrative

Cash consideration

Three and six months ended October 31, 2008 as compared to three and six months ended October 31, 2007. General and administrative expenses settled with cash for the three months ended October 31, 2008 were $8,021,344 (2007 - $1,354,112), for the six months ended October 31, 2008, these were $11,659,049 (2007 - $3,070,549). Expenditures in the three month period ended October 31, 2008 consist of foreign exchange loss ($4.6 million), salaries ($1.5 million), legal and other professional fees ($0.8 million), general office costs ($0.6 million) and communications and investor relations ($0.5 million). Expenditures in the six month period ended October 31, 2008 consisted of foreign exchange loss ($5.4 million), salaries ($2.4 million), legal and other professional fees ($1.6 million), general office costs ($1.3 million) and communications and investor relations ($1.0 million). General and administrative expenses in the three months ended October 31, 2007 consisted of salaries ($0.5 million), legal and other professional fees ($0.4 million), general office costs ($0.2 million) and communications and investor relations ($0.2 million). General and administrative expenses in the six months ended October 31, 2007 consisted of salaries ($1.3 million), legal and other professional fees ($0.9 million), communications and investor relations ($0.7 million), general office costs ($0.4 million) and foreign exchange gain ($0.2 million).

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

Stock-based consideration

Three and six months ended October 31, 2008 as compared to three and six months ended October 31, 2007.  Stock-based consideration expense for the three months ended October 31, 2008 was $9,551,029 (2007 – $8,279,103), and for the six months ended October 31, 2008 it was $13,120,186 (2007 - $10,149,433).  Stock-based consideration expense for the three and six months ended October 31, 2008 consists of stock-based compensation related to the issuance of options to directors, officers, employees and consultants.  Stock-based consideration expense for the three and six months ended October 31, 2007 consisted of stock-based compensation related to the issuance of options to directors, officers, employees and consultants and to bonus shares issued to employees. The fair value of the stock options was estimated using the Black-Scholes valuation model consistent with the provisions of SFAS No. 123R. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the expected stock price volatility determined using the historical volatility of the price of shares of the Company’s common stock. The increase this period as compared to the same period in the prior year is consistent with the increased number of employees as noted above.  Stock-based compensation is a non-cash expense. The average value of the stock options using the Black-Scholes valuation model issued during the quarter ended October 31, 2008 was $2.71 (October 31, 2007 - $3.79) and during the six months ended October 31, 2008 was $2.88 (October 31, 2007 - $3.76).

Depreciation and accretion

Three and six months ended October 31, 2008 as compared to three and six months ended October 31, 2007. Depreciation and accretion expense for the three months ended October 31, 2008 was $453,436 (2007 - $265,843), and for the six months ended October 31, 2008 was $771,162 (2007 - $502,073).  Depreciation expense relates to camp facilities, equipment and corporate assets which are being depreciated over their useful lives of three to five years. Accretion expense relates to the asset retirement obligation recognized on the airstrip, camp site, access road, the reservoir test sites which is being brought into income over a period of 10 to 30 years. The change from the period ended October 31, 2007 to the period ended October 31, 2008 is not significant and relates to the increase in assets held during the period and the recognition of accretion expense.

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

Income tax recovery

Three and six months ended October 31, 2008 as compared to three and six months ended October 31, 2007. The income tax recovery for the three months ended October 31, 2008 was $10,761,310 (2007 - $5,599,526). The income tax recovery for the six months ended October 31, 2008 was $14,205,680 (2007 - $8,585,170). The tax recovery reported relates to the tax benefit that is generated by expensing all exploration costs. This results in a higher tax basis for the Company’s capital assets when compared to their carrying value. This is reduced by the impact of flow through expenditures: the tax benefit of which flows through to subscribers. Drawdown of the flow through share premium liability decreases the recovery. The net impact for the period was a reduction of tax recovery in the amount of $1,015,718 (2007 - $4,040) over three months and $1,015,718 (2007 - $172,956) over six months. The deferred tax liability reported on the balance sheet is mainly related to the book value of property which will not be deductible for tax purposes and is related to the Company’s 2006 acquisition of the non controlling (minority) interest in OQI Sask.

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

Disclosure Controls and Procedures

As of October 31, 2008, we carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.   Based on the evaluation as of October 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Securities Exchange Act of 1934) were effective.

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

In connection with the restatement described in note 2 of our October 31, 2008 financial statements, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2009.   Based on this re-assessment, management concluded that as of October 31, 2008 the Company’s disclosure controls and procedures were not effective because of the material weakness in internal control described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal control over financial reporting as of October 31, 2008 existed as we did not maintain effective processes and controls over the accounting for and reporting of complex and non-routine transactions. Specifically, we did not have sufficient appropriate level of technical knowledge, experience and training in the accounting for asset acquisitions, stock-based compensation, and deferred income taxes. This control deficiency resulted in the restatement of the consolidated financial statements for the years ended April 30, 2008 and 2007 and each of the quarters in fiscal 2009 and 2008.  The restatement of the prior periods also resulted in a material adjustment to the April 30, 2009 financial statement prior to their issuance.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Following are descriptions of all unregistered equity securities of the Company sold during the last fiscal quarter and excluding transactions that were previously reported on Form 10-Q/A or Form 8-K.

On September 11, 2008, pursuant to the Company’s 2006 Stock Option Plan (the “Plan”), we granted an officer 50,000 options to purchase our common stock exercisable at $2.70 per share with the options vesting on a pro-rata basis over a three year period from the date of grant. The option was granted in consideration for the person agreeing to become an officer of the Company and for services to be rendered in the recipient’s capacity as an officer. The options were granted to a non-U.S. person pursuant to Regulation S under the Securities Act of 1933.  To the extent this option grant constituted a “sale” of securities we relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this grant because we: (i) did not engage in any public advertising or general solicitation in connection with the grants; (ii) made available to the recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that the recipient obtained all information regarding the Company he requested (or believed appropriate) and received answers to all questions he (and his advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with this issuance.

On September 11, 2008, pursuant to the Company’s 2006 Stock Option Plan (the “Plan”), we granted a former officer of a subsidiary 50,000 options to purchase our common stock exercisable at $2.70 per share with the options vesting immediately. The options were granted in consideration for services rendered in the recipient’s capacity as an officer of a subsidiary. The options were granted to a non-U.S. person pursuant to Registration S under the Securities Act of 1933.  To the extent these option grants constituted a “sale” of securities we relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this grant because we: (i) did not engage in any public advertising or general solicitation in connection with the grant; (ii) made available to the recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that the recipient obtained all information regarding the Company he requested (or believed appropriate) and received answers to all questions he (and his advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with this issuance.

On  October 16, 2008, pursuant to the Company’s 2006 Stock Option Plan (the “Plan”), we granted employees 35,000 options to purchase our common stock exercisable at $1.41 per share with the options vesting on a pro-rata basis over a three year period from the date of grant. The option was granted in consideration for each person agreeing to become a Company employee and for services to be rendered in the recipient’s capacity as an employee.  The options were granted to non-U.S. persons pursuant to Registration S under the Securities Act of 1933. To the extent these option grants constituted a “sale” of securities we relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this grant because we: (i) did not engage in any public advertising or general solicitation in connection with the grant; (ii) made available to the recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that the recipients obtained all information regarding the Company he or she requested (or believed appropriate) and received answers to all questions he or she (and his/her advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with this issuance.

ITEM 4. Submission of Matters to a Vote of Security Holders.

On October 15, 2008, we held our annual meeting of share-holders.  We reported the results of that meeting in a current report on Form 8-K filed with the SEC on October 21, 2008.

ITEM 5. Other Information

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

ITEM 6. Exhibits.

3.1	Articles of Incorporation, as amended. (1), (2), (3), (4), (5) (8)

3.2	By laws, as amended. (6)(7)

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

__________
(1)	Incorporated by reference from Form 10-SB, filed October 14, 1999; and Form 8-K, filed November 29, 2004.
(2)	Incorporated by reference from Form 10-Q/SB dated December 14, 2005.
(3)	Incorporated by reference from Form 8-K dated March 13, 2006.
(4)	Incorporated by reference from Form 8-K dated August 14, 2006.
(5)	Incorporated by reference herein from Form 10-Q/SB filed December 15, 2006.
(6)	Incorporated by reference herein from Form 8-K filed July 26, 2007.
(7)	Incorporated by reference herein from Form 8-K filed November 23, 2007.
(8)	Incorporated by reference herein from Form 8-K filed October 21, 2008.

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