Form 10-Q/A
period 2009-01-31
Oilsands Quest Inc
filed 2009-07-30
CIK 1096791

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes☐ No ☑

As of March 1, 2009, there were 240,160,449 shares of common stock issued and outstanding.

Explanatory Note
Oilsands Quest Inc. (the “the Company”) is amending its Quarterly Report on Form 10-Q for the quarter ended January 31, 2009, filed on March 12, 2009 (the “Original Filing”) to amend and restate its consolidated financial statements and other financial information for the three and nine months ended January 31, 2008 and 2009.

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

As a result, the Company incorrectly presented the Company’s consolidated balance sheets as of January 30, 2008 and 2009, Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity and Comprehensive Income for the three months ended January 30, 2008 and January 30, 2009 and is correcting such presentation in this Form 10-Q/A.  See note 2 in the notes to the consolidated financial statements included herein for a discussion of these corrections and a reconciliation of amounts previously reported to those shown herein.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety.  The Company has not modified or updated the disclosure presented in this Form 10-Q/A, except as required to reflect the effects of the restatement discussed above.  Accordingly, this Form 10-Q/A does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events.  Concurrently herewith, the Company filed Amendment No. 2 to its Annual Report on Form 10-K for the year ended April 30, 2008 (the “2008 Form 10-K/A”).  The Company has not amended and does not intend to amend any of its previously filed Annual Reports on Form 10-K for the periods affected by the restatement other than the 2008 Form 10-K/A, this Form 10-Q/A and its previously filed Quarterly Reports on Form 10-Q for the quarterly periods July 31, 2008 and October 31, 2008, which amendments are being filed concurrently herewith. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings subsequent to the Original Filing.

The following items have been amended as a result of the restatement:

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have also reissued the certifications required by Sections 302 and 906 of the Sarbanes Oxley Act.

OILSANDS QUEST INC.
FORM 10Q FOR THE QUARTER ENDED
JANUARY 31, 2009

Part I. Financial Information
Forward-Looking Statements
Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheets as of January 31, 2009 and April 30, 2008	3
	Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended January 31, 2009 and 2008 and for the period from Inception on April 3, 1998 to January 31, 2009	4
	Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Nine Months Ended January 31, 2009 and 2008	5
	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended January 31, 2009 and 2008 and for the period from Inception on April 3, 1998 to January 31, 2009	6
	Unaudited Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

Part II Other Information

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits	35
	Signatures	36

Cautionary Statement about Forward-Looking Statements

This report on Form 10-Q/A includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements, other than statements of historical facts, included in this Form 10-Q/A that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements. Such forward-looking statements include discussion of such matters as:

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

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	January 31,	April 30,
	2009	2008
	(as restated)	(as restated)

ASSETS
Current Assets:
Cash and cash equivalents	$30,283,500	$26,498,038
Accounts receivable	3,018,943	3,363,642
Short-term investments	21,231,000	19,811,788
Prepaid expenses	574,276	562,593
Available for sale securities	24,267	390,733
Total Current Assets	55,131,986	50,626,794

Property and Equipment (note 4)	387,926,702	459,492,571

Total Assets	$443,058,688	$510,119,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (note 13 and 14)	$16,167,937	$16,400,508
Flow-through share premium liability (note 8)	1,026,954	-
Total Current Liabilities	17,194,891	16,400,508

Deferred Taxes	65,303,916	93,952,338

Asset Retirement Obligation (note 5)	3,531,603
	86,030,410	110,352,846

Stockholders’ Equity
Preferred stock, par value of $0.001 each, 10,000,000 shares authorized,1 Series B Preferred share outstanding (note 7)	1	1
Common stock, par value of $0.001 each, 750,000,000 shares authorized 240,160,449 and 213,861,958 shares outstanding at January 31, 2009 and April 30, 2008 respectively (notes 6, 7, 8, 9 and 10)	240,160	213,862
Additional Paid-in Capital	711,319,972	602,754,989
Deficit Accumulated During Development Stage	(317,127,981)	(239,934,700)
Other Comprehensive (Loss) Income	(37,403,874)	36,732,367
Total Stockholders’ Equity	357,028,278	399,766,519

Total Liabilities and Stockholders’ Equity	$443,058,688	$510,119,365

Subsequent events (note 15)

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,		From Inception on April 3, 1998 through to January 31,
	2009	2008	2009	2008	2009
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)

Expenditures

Exploration costs	$14,531,437	$35,549,282	$62,278,711	$58,099,970	$196,548,651

General and administrative
Cash consideration	3,334,315	2,387,956	14,993,366	5,458,505	44,029,057
Stock-based consideration (note 9)	3,005,095	4,345,455	16,125,281	14,494,888	138,239,980
Depreciation and accretion	417,857	284,020	1,189,019	786,094	2,629,411
	21,288,704	42,566,713	94,586,377	78,839,457	381,447,099
Other Items

Interest income	(318,710)	(669,670)	(1,113,790)	(1,779,541)	(5,386,508)
Gain on extinguishment of certain liabilities	-	-	-	-	(936,469)
Loss before income tax recovery and non-controlling shareholder interest	20,969,994	41,897,043	93,472,587	77,059,916	375,124,122

Income tax recovery	(2,073,627)	(14,703,412)	(16,279,306)	(23,288,582)	(50,301,887)

Loss before non-controlling shareholder interest	18,896,367	27,193,631	77,193,281	53,771,334	324,822,235

Non controlling shareholder interest (note 6)	-	-	-	-	(7,694,254)

Net Loss	18,896,367	27,193,631	77,193,281	53,771,334	317,127,981

Net Loss Per Share – Basic and Diluted	$(0.07)	$(0.12)	$(0.30)	$(0.24)

Weighted Average Number of Common Shares Outstanding (note 7)	267,303,465	232,889,927	259,641,928	221,597,830

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, April 30, 2008, as restated	213,861,958	$213,862	1	$1	$602,754,989	$36,732,367	$(239,934,700)	$399,766,519
Common stock issued for:
Cash	23,784,917	23,785	-	-	91,215,543	-	-	91,239,328
Property (note 4 d))	640,000	640	-	-	3,717,760	-	-	3,718,400
Premium on flow-through share allocated to liability	-	-	-	-	(1,802,753)	-	-	(1,802,753)
Stock option exercises	35,000	35	-	-	165,115	-	-	165,150
Exchange of OQI Sask Exchangeable Shares	1,838,574	1,838	-	-	(1,838)	-	-	-
Stock-based compensation expense	-	-	-	-	16,125,281	-	-	16,125,281
Share issue costs	-	-	-	-	(2,377,050)	-	-	(2,377,050)
Proceeds from exercise of subsidiary options (post reorganization)	-	-	-	-	1,522,925	-	-	1,522,925
Other comprehensive income
Transfer of unrealized loss on available for sale securities to net loss	-	-	-	-	-	141,970	-	141,970
Exchange loss on translation	-	-	-	-	-	(74,278,211)	-	(74,278,211)
Net Loss	-	-	-	-	-	-	(77,193,281)	(77,193,281)
Balance, January 31, 2009	240,160,449	$240,160	1	$1	$711,319,972	$(37,403,874)	$(317,127,981)	$357,028,278

Balance, April 30, 2007, as restated	164,624,278	$164,624	1	$1	$440,527,975	$3,365,649	$(148,903,384)	$295,154,865
Common stock issued for:
Cash	41,626,431	41,626	-	-	149,555,186	-	-	149,596,812
Premium on flow-through share allocated to liability	-	-	-	-	(4,379,276)	-	-	(4,379,276)
Property	750,000	750	-	-	3,291,750	-	-	3,292,500
Employee compensation	44,000	44	-	-	116,387	-	-	116,431
Exchange of OQI Sask Exchangeable Shares	6,049,554	6,050	-	-	(6,050)	-	-	-
Stock-based compensation expense	-	-	-	-	14,378,457	-	-	14,378,457
Share issue costs	-	-	-	-	(6,846,256)	-	-	(6,846,256)
Proceeds from exercise of subsidiary options (post reorganization)	-	-	-	-	1,597,826	-	-	1,597,826
Other comprehensive income
Unrealized loss on available for sale securities	-	-	-	-	-	(171,719)	-	(171,719)
Exchange gain on translation	-	-	-	-	-	36,184,780	-	36,184,780
Net Loss	-	-	-	-	-	-	(53,771,334)	(53,771,334)
Balance, January 31, 2008, as restated	213,094,263	$213,094	1	1	$598,235,999	$39,378,710	$(202,674,718)	$435,153,086

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended January 31,		From Inception on April 3, 1998 Through to January 31, 2009
	2009	2008
	(as restated)	(as restated)	(as restated)

Operating Activities
Net loss	$(77,193,281)	$(53,771,334)	$(317,127,981)
Non-cash adjustments to net loss
Stock-based compensation expense	16,125,281	14,378,457	91,392,513
Deferred income tax recovery	(16,279,306)	(23,486,176)	(49,380,713)
Depreciation and accretion	1,189,019	786,094	2,629,411
Operating expenses paid with shares	-	116,431	11,070,439
Non-controlling shareholder interest	-	-	(7,694,254)
Non-cash financing expense	-	-	36,472,143
Gain on extinguishment of certain liabilities	-	-	(936,469)
Write off of exploration property	-	-	856,359
Write off of available for sale securities	508,437	-	634,657
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	(326,169)	(481,455)	(3,064,107)
Accounts payable	2,911,127	6,288,934	21,071,547

Cash Used in Operating Activities	(73,064,892)	(56,169,049)	(214,076,455)

Investing Activities
Capital expenditures	(7,434,256)	(13,467,554)	(79,429,488)
Short-term investment	(1,419,212)	(39,912,194)	(21,231,000)
Other investments	116,824	-	(548,048)
Changes in Non-Cash Working Capital
Accounts payable	254,499	-	254,499

Cash used in Investing Activities	(8,482,145)	(53,379,748)	(100,954,037)

Financing Activities
Issuance of shares for cash	89,027,428	142,750,558	328,292,228
Bank loan	-	(21,207,500)	-
Shares issued on exercise of subsidiary options and warrants post reorganization	1,522,925	1,597,826	4,176,336
Shares issued by subsidiary to non-controlling interest	-	-	7,663,666
Convertible debentures	-	-	8,384,496
Cash Provided by Financing Activities	90,550,353	123,140,884	348,516,726

Inflow of Cash	9,003,316	13,592,087	33,486,234
Effects of exchange rate changes on cash	(5,217,854)	793,116	(3,202,734)
Cash and cash equivalents, Beginning of Period	26,498,038	32,393,871	-
Cash and cash equivalents, End of Period	$30,283,500	$46,779,074	$30,283,500

Non-Cash Financing Activities
Common stock issued for properties	$3,718,400	$3,292,500	$10,848,342
Warrants granted on purchase of properties	$-	$-	$1,763,929
Common stock issued for services	$-	$116,431	$10,504,594
Common stock issued for debt settlement	$-	$-	$28,401,029

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

As at January 31, 2009, the Company has working capital of $39 million. The Company believes that it has sufficient funds to maintain its interests in the existing properties, to continue the announced testing activities at its Axe Lake Property, and to maintain other core activities through April 2010. The Company monitors its expenditure budgets and adjusts its expenditure plans to conform to available funding. However, additional funding may be required.

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

2.	RESTATEMENT OF CONSOLIDTED FINANCIAL STATEMENTS

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

The Board of Directors, in consultation with the Audit Committee concluded on July 14, 2009 that the Company’s previously issued financial statements for fiscal 2008 and fiscal 2007 (including the interim periods within those years), should no longer be relied upon because of certain accounting errors and irregularities in those financial statements. Accordingly, the Company restated its previously issued financial statements for those periods by filing an Amendment to its Form 10-K for the year ended April 30, 2008. Restated financial information is presented in this Form 10-QA for the three and nine months ended January 31, 2009.
The following table outlines the impact of the adjustment by financial statement line item in the Company’s consolidated balance sheet as of January 31, 2009.

As of January 31, 2009	As previously reported	Restatement adjustment	As restated
ASSETS
Current Assets:
Cash and cash equivalents	$30,283,500	$-	$30,283,500
Accounts receivable	3,018,943	-	3,018,943
Short-term investments	21,231,000	-	21,231,000
Prepaid expenses	574,276	-	574,276
Available for sale securities	24,267	-	24,267
Total Current Assets	55,131,986	-	55,131,986

Property and Equipment	502,314,208	(114,387,506)	387,926,702
Total Assets	$557,446,194	$(114,387,506)	$443,058,688
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,167,937	$-	$16,167,937
Flow-through share premium liability	1,026,954	-	1,026,954
Total Current Liabilities	17,194,891	-	17,194,891
Deferred Taxes	97,498,119	(32,194,203)	65,303,916
Asset Retirement Obligations	3,531,603	-	3,531,603
Total Liabilities	118,224,613	(32,194,203)	86,030,410

STOCKHOLDERS’ EQUITY
Capital Stock
Preferred stock, par value of $0.001 each, 10,000,000 shares authorized 1 Series B Preferred share outstanding	1	-	1
Common stock, par value of $0.001 each, 750,000,000 shares authorized 240,160,449 shares outstanding at Jan 31, 2009	240,160	-	240,160
Additional Paid-in Capital	786,427,044	(75,107,072)	711,319,972
Deficit Accumulated During Development Stage	(303,923,385)	(13,204,596)	(317,127,981)
Other Comprehensive Income (Loss)	(43,522,239)	6,118,365	(37,403,874)
Total Stockholders’ Equity	439,221,581	(82,193,303)	357,028,278
Total Liabilities and Stockholders’ Equity	$557,446,194	$(114,387,506)	$443,058,688

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

The following table outlines the impact of the adjustment by financial statement line item in the Company’s consolidated statement of operations for the three months ended January 31, 2009.

Three Months Ended January 31, 2009	As previously reported	Restatement adjustment	As restated
Expenditures
Exploration costs	$14,531,437	$-	$14,531,437
General and administrative
Cash consideration	3,472,399	(138,084)	3,334,315
Stock-based consideration	3,534,374	(529,279)	3,005,095
Depreciation	417,857	-	417,857
	21,956,067	(667,363)	21,288,704
Other Items
Interest income	(318,710)	-	(318,710)
Net loss before income tax recovery and non-controlling shareholder interest	21,637,357	(667,363)	20,969,994
Income tax recovery	(3,626,228)	1,552,601	(2,073,627)
Net loss before non-controlling shareholder interest	18,011,129	885,238	18,896,367
Non-controlling shareholder interest	-	-	-
Net loss	$18,011,129	$885,238	$18,896,367
Net Loss Per Share	$(0.07)		$(0.07)
Weighted Average Number of Common Shares Outstanding	267,303,465		267,303,465

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The following table outlines the impact of the adjustment by financial statement line item in the Company’s consolidated statement of operations for the three months ended January 31, 2008.

Three Months Ended January 31, 2008	As previously reported	Restatement adjustment	As restated
Expenditures
Exploration costs	$35,549,282	$-	$35,549,282
General and administrative
Cash consideration	2,496,529	(108,573)	2,387,956
Stock-based consideration	3,716,058	629,397	4,345,455
Depreciation	284,020		284,020
	42,045,889	520,824	42,566,713
Other Items
Interest income	(669,670)	-	(669,670)
Net loss before income tax recovery and non-controlling shareholder interest	41,376,219	520,824	41,897,043
Income tax recovery	(3,962,636)	(10,740,776)	(14,703,412)
Net loss before non-controlling shareholder interest	37,413,583	(10,219,952)	27,193,631
Non-controlling shareholder interest	-	-	-
Net loss	$37,413,583	$(10,219,952)	$27,193,631
Net Loss Per Share	$(0.16)		$(0.12)
Weighted Average Number of Common Shares Outstanding	232,889,927		232,889,927

The following table outlines the impact of the adjustment by financial statement line item in the Company’s consolidated statement of operations for the nine months ended January 31, 2009.

Nine Months Ended January 31, 2009	As previously reported	Restatement adjustment	As restated
Expenditures
Exploration costs	$62,278,711	$-	$62,278,711
General and administrative
Cash consideration	15,246,927	(253,561)	14,993,366
Stock-based consideration	14,959,497	1,165,784	16,125,281
Depreciation	1,189,019	-	1,189,019
	93,674,154	912,223	94,586,377
Other Items
Interest income	(1,113,790)	-	(1,113,790)
Net loss before income tax recovery and non-controlling shareholder interest	92,560,364	912,223	93,472,587
Income tax recovery	(18,943,519)	2,664,213	(16,279,306)
Net loss before non-controlling shareholder interest	73,616,845	3,576,436	77,193,281
Non-controlling shareholder interest	-	-	-
Net loss	$73,616,845	$3,576,436	$77,193,281
Net Loss Per Share	$(0.28)		$(0.30)
Weighted Average Number of Common Shares Outstanding	259,641,928		259,641,928

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The following table outlines the impact of the adjustment by financial statement line item in the Company’s consolidated statement of operations for the nine months ended January 31, 2008.

Nine Months Ended January 31, 2008	As previously reported	Restatement adjustment	As restated
Expenditures
Exploration costs	$58,099,970	$-	$58,099,970
General and administrative
Cash consideration	5,567,078	(108,573)	5,458,505
Stock-based consideration	12,565,716	1,929,172	14,494,888
Depreciation	786,094	-	786,094
	77,018,858	1,820,599	78,839,457
Other Items
Interest income	(1,779,541)	-	(1,779,541)
Net loss before income tax recovery and non-controlling shareholder interest	75,239,317	1,820,599	77,059,916
Income tax recovery	(11,196,580)	(12,092,002)	(23,288,582)
Net loss before non-controlling shareholder interest	64,042,737	(10,721,403)	53,771,334
Non-controlling shareholder interest	-	-	-
Net loss	$64,042,737	$(10,721,403)	$53,771,334
Net Loss Per Share	$(0.29)		$(0.24)
Weighted Average Number of Common Shares Outstanding	221,597,830		221,597,830

The following table outlines the impact of the adjustment by financial statement line item in the Company’s consolidated statement of cash flows for the nine months ended January 31, 2009.

Nine Months Ended January 31, 2009	As previously reported	Restatement adjustment	As restated
Operating Activities
Net loss	$(73,616,845)	$(3,576,436)	$(77,193,281)
Non-cash adjustments to net loss
Stock-based compensation expense	14,959,497	1,165,784	16,125,281
Deferred income tax recovery	(18,943,519)	2,664,213	(16,279,306)
Depreciation	1,189,019	-	1,189,019
Write off of available for sale securities	508,437	-	508,437
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	(326,169)	-	(326,169)
Accounts payable	2,911,127	-	2,911,127
Cash Used in Operating Activities	(73,318,453)	253,561	(73,064,892)
Investing Activities
Capital expenditures	(7,434,256)	-	(7,434,256)
Short-term investment	(1,419,212)	-	(1,419,212)
Other investment	116,824	-	116,824
Changes in Non-Cash Working Capital		-
Accounts payable	254,499	-	254,499
Cash Used in Investing Activities	(8,482,145)	-	(8,482,145)
Financing Activities
Issuance of shares for cash	89,280,989	(253,561)	89,027,428
Shares issued on exercise of subsidiary options and warrants post reorganization	1,522,925	-	1,522,925
Cash Provided by Financing Activities	90,803,914	(253,561	90,550,353
Inflow of Cash	9,003,316	-	9,003,316
Effects of exchange rate changes on cash	(5,217,854)	-	(5,217,854)
Cash and cash equivalents, Beginning of Period	26,498,038	-	26,498,038
Cash and cash equivalents, End of Period	$30,283,500	$-	$30,283,500
Non-Cash Financing Activities
Common stock issued for properties	$3,718,400	$-	$3,718,400

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The following table outlines the impact of the adjustment by financial statement line item in the Company’s consolidated statement of cash flows for the nine months ended January 31, 2008.

Nine Months Ended January 31, 2008	As previously reported	Restatement adjustment	As restated
Operating Activities
Net loss	$(64,042,737)	$10,271,403	$(53,771,334)
Non-cash adjustments to net loss
Stock-based compensation expense	12,449,285	1,929,172	14,378,457
Deferred income tax recovery	(11,394,174)	(12,092,002)	(23,486,176)
Depreciation	786,094	-	786,094
Flow-through share premium liability	116,431	-	116,431
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	(481,455)	-	(481,455)
Accounts payable	6,288,934	-	6,288,934
Cash Used in Operating Activities	(56,277,622)	108,573	(56,169,049)
Investing Activities
Capital expenditures	(13,467,554)	-	(13,467,554)
Short-term investments	(39,912,194)	-	(39,912,194)
Cash Used in Investing Activities	(53,379,748)	-	(53,379,748)
Financing Activities		-
Issuance of shares for cash	142,859,131	108,573	142,750,558
Bank loan	(21,207,500)	-	(21,207,500)
Shares issued on exercise of subsidiary options and warrants post reorganization	1,597,826	-	1,597,826
Cash Provided by Financing Activities	123,249,457	-	123,140,884
Inflow of Cash	13,592,087	-	13,592,087
Effects of exchange rate changes on cash	793,116	-	793,116
Cash and cash equivalents, Beginning of Period	32,393,871	-	32,393,871
Cash and cash equivalents, End of Period	$46,779,074	$-	$46,779,074
Non-Cash Financing Activities
Common stock issued for properties	$3,292,500	$-	$3,292,500
Warrants granted on purchase of properties	$-	$-	$-
Common stock issued for services	$116,431	$-	$116,431

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

3.	BASIS OF PRESENTATION

These consolidated financial statements have been prepared in accordance with United States of America Generally Accepted Accounting Principles (“US GAAP”) and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial statements. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending April 30, 2009. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements and notes included herein have been prepared on a basis consistent with and should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended April 30, 2008 as filed in its annual report on Form 10-K/A, as amended, however, certain comparative figures have been reclassified to conform to current financial statement presentation.

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

4.	PROPERTY AND EQUIPMENT

	January 31, 2009	April 30, 2008
	(as restated)	(as restated)
Saskatchewan Oil Sands Rights
Permits	$333,693,603	$403,474,977
Licenses	1,883,035	2,306,274
Alberta Oil Sands Rights
Permits	28,950,062	35,394,800
Leases	6,395,037	2,426,940
Oil Shale Rights (Permits)	9,127,663	11,101,908
Equipment	10,059,444	6,297,687

Less: Accumulated Depreciation	(2,182,142)	(1,510,015)
Net Book Value	$387,926,702	$459,492,571

a)	Saskatchewan Oil Sands Permits

As at April 30, 2008 and January 31, 2009, the Saskatchewan oil sands permits comprised an area of approximately 508,080 acres. The oil sands permits were granted by the Province of Saskatchewan in 2004 under The Oil Shale Regulations, 1964 as amended, revised or substituted from time to time, for a term of five years. Oil Sands is a defined term in the regulations. The oil sands permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil sands or oil shale until a lease, pursuant to these regulations, has been granted. The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, as required. The initial term of the permits will expire on May 31, 2009 and the Company expects to apply for and receive an extension of the permits as allowed under the regulation. The permits, when granted, were subject to annual rental payments and certain levels of expenditures annually pursuant to the terms of the permits and government regulations. The annual rentals are payable in advance as to $0.08 ($0.10 CDN) per acre for the remaining term of the permits.  The required exploration expenditures to hold the permits are $0.66 ($0.81 CDN) per acre for the remaining year of the permits and $0.98 ($1.21 CDN) per acre for each year that the permits are extended.  The permits are also subject to a $0.04 per barrel royalty once production begins.

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

	Number	Weighted Average Exercise Price (CDN)

Outstanding, April 30, 2008	1,640,000	$16.96
Exercised and exchanged into shares of OQI common stock (note 7)	(125,000)	$12.50
Expired	(93,333)	$25.00
Outstanding, January 31, 2009	1,421,667	$16.82

Exercise Price (CDN)	Number Outstanding at January 31, 2009	Number Exercisable at January 31, 2009	Weighted Average Remaining Contractual Life
$0.50	75,000	75,000	0.78 years
$3.00	100,000	100,000	1.50 years
$6.00	465,000	465,000	2.00 years
$25.00	731,667	665,000	2.25 years
$50.00	50,000	37,500	2.50 years
	1,421,667	1,342,500	2.05 years

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

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

	OQI Sask Exchangeable Shares	OQI Sask Exchangeable Shares issuable on exercise of OQI Sask options	Total OQI Sask Exchangeable Shares
Balance, April 30, 2008	27,952,840	13,497,200	41,450,040
OQI Sask options exercised (note 6)	1,028,750	(1,028,750)	-
OQI Sask options expired (note 6)	-	(768,131)	(768,131)
OQI Sask Exchangeable shares exchanged into shares of OQI common stock	(1,838,574)	-	(1,838,574)

Balance, January 31, 2009	27,143,016	11,700,319	38,843,335

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

On October 3, 2008, the Company issued 6,008,156 shares of common stock on a flow-through basis at a price of $3.675CDN per share for gross proceeds of $22,079,973 CDN ($20,421,727 US) pursuant to a non-brokered private placement. These proceeds must be used for exploration in Canada and the tax benefits from that exploration will flow through to the subscribers.

On October 3, 2008, the Company issued a further 4,800,000 shares of common stock on a flow-through basis at a price of $3.675CDN per share for gross proceeds of $17,640,000 CDN ($16,315,204 US) pursuant to a private placement. The Company paid an aggregate of $970,200 CDN ($898,369 US) in fees to the agents pursuant to an agency agreement.  These proceeds must be used for exploration in Canada and the tax benefits from that exploration will flow through to the subscribers.

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

Transactions in the Company’s stock options during the nine months ended January 31, 2009 and stock options outstanding at January 31, 2009 are detailed below:

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

	Number of Options	Weighted Average Exercise Price
Outstanding, April 30, 2008	13,027,000	$5.22
Granted	12,931,000	$2.79
Exercised	(35,000)	$4.72
Expired	(1,206,250)	$4.95
Outstanding, January31, 2009	24,716,750	$4.14

In addition to the above, OQI Sask has 1,421,667 outstanding options which may be exercised and exchanged into OQI Sask Exchangeable Shares whereby up to an additional 11,700,319 OQI common shares may be issued (note 6).

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

10.	WARRANTS

As at January 31, 2009, OQI had the following warrants outstanding to purchase that same number of common shares:

Expiry Date	Exercise Price	Number of Warrants

December 5, 2009	$6.75	6,325,000

11.	FAIR VALUE MEASUREMENTS

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

	Three months ended January 31,		Nine months ended January 31,
	2009	2008	2009	2008
	(as restated)	(as restated)	(as restated)	(as restated)
Net Loss	$18,896,367	$27,193,631	$77,193,281	$53,771,334
Other comprehensive income
Unrealized loss on available for sale securities	-	141,326	-	171,719
Transfer of unrealized loss on available for sale securities to net loss	-	-	(141,970)	-
Foreign exchange (gain) loss on translation	5,837,594	17,762,713	74,278,211	(36,184,780)
Total Comprehensive Loss	$24,733,961	$45,097,670	$151,329,522	$17,758,273

13.	RELATED PARTY TRANSACTIONS

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

As at January 31, 2009, the Company had nil (April 30, 2008 - nil) payable to the above mentioned company.

14.	COMMITMENT AND CONTINGENCIES

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

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

15.	SUBSEQUENT EVENTS

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

•	We announced the appointment of Jamey Fitzgibbon, President & Chief Operating Officer and other executives.

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

At Test Site 3, we are conducting initial low energy tests using an electrical heater. This represents the first step towards determining critical reservoir properties at a field scale level. This information will be used for preliminary calibration of our reservoir simulator. Information from the simulator will help maximize the efficiency of the steaming tests on the vertical well program at Test Site 1. To date, two vertical holes have been drilled and the supporting infrastructure has been constructed at Test Site 3. One vertical test hole is equipped with an electric heater to provide heat to the reservoir and both test holes are equipped with sensors to allow for determination of the effective reservoir heat transfer and mobilization of the bitumen at lower temperatures. The program at Test Site 3 is designed as a short-term heating program intended to determine critical reservoir properties (such as thermal conductivity and relative permeability of the reservoir). Heating of the reservoir was initiated in late October 2008 and re-commenced in mid-January of 2009. The data gathered from these tests will provide the Company with preliminary in-situ reservoir performance data to be used for simulation modeling in preparation for initial water and steam injection at Test Site 1 and in the continued planning for Test Sites 2 and 3.

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

We have determined that in light of current capital markets, it is prudent to delay our exploration programs in the Eagles Nest and Wallace Creek areas. In addition, we will not begin any field activities related to Test Site 2, where tests on the use of recovery processes based on mobilization agents other than steam, such as hot propane were planned and we have deferred the Design Basis Memorandum (DBM) engineering for a 30,000 BOPD facility, initiated in a prior quarter.  Further, development of a commercial project will remain subject to regulatory and other contingencies such as successful reservoir tests, board of directors’ approvals, financing and other risks inherent in the oil sands industry. These risks are described in detail in our Annual Report on Form 10-K/A. We will also only conduct those baseline environmental studies necessary to support current activities.

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

Results of Operations

Net Loss

Three Months ended January 31, 2009 as compared to three months ended January 31, 2008. The Company experienced a net loss of $18,896,367 or $0.07 per share for the three months ended January 31, 2009 (2008 - net loss of $27,193,631 or $0.12 per share).  The decline in the net loss reported is mainly due to a reduction in exploration activity and costs in the current quarter as compared to the same quarter in the prior year.

Nine Months ended January 31, 2008 as compared to nine months ended January 31, 2008. The Company experienced a net loss of $77,193,281 or $0.29 per share for the nine months ended January 31, 2009 (2008 - net loss of $53,771,334 or $0.24 per share).  As discussed further below, the increase in the net loss from 2008 to 2009 results from increases in expenses in all categories related to increased activity largely in the second quarter of the current year as compared to the same quarter in the prior year.

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

General and administrative

Cash consideration

Three and nine months ended January 31, 2009 as compared to three and nine months ended January 31, 2008. General and administrative expenses settled with cash for the three months ended January 31, 2009 were $3,334,315 (2008 - $2,387,956), for the nine months ended January 31, 2009, these were $14,993,366 (2008 - $5,458,505).  Expenditures in the three month period ended January 31, 2009 consist of salaries ($1.5 million), legal and other professional fees ($0.6 million), general office costs ($0.6 million), communications and investor relations ($0.4 million) and foreign exchange loss ($0.2 million). Expenditures in the nine month period ended January 31, 2009 consisted of foreign exchange loss ($5.6 million), salaries ($4 million), legal and other professional fees ($2.2 million), general office costs ($1.8 million), and communications and investor relations ($1.4 million). General and administrative expenses in the three months ended January 31, 2008 consisted of legal and other professional fees ($0.8 million), salaries ($0.9 million), communications and investor relations ($0.7 million), general office costs ($0.3 million) and foreign exchange gain ($0.3 million). General and administrative expenses in the nine months ended January 31, 2008 consisted of salaries ($2.1 million), legal and other professional fees ($1.7 million), communications and investor relations ($1.4 million), general office costs ($0.7 million) and foreign exchange gain ($0.5 million).  Increases in costs in the current fiscal year as compared to the prior year are mainly associated with the cost of assembling the executive, professional and technical team required to execute the Company’s plans.  The foreign exchange loss in the current year resulted from holding Canadian dollar cash in the parent company when the value of the Canadian dollar declined as compared to the US dollar.

At January 31, 2008 we had 22 employees including 3 seasonal field employees. At January 31, 2009 we had 76 employees including 26 seasonal field employees. The increase this period as compared to the same period in the prior year is consistent with the increased activities discussed above.

Stock-based consideration

Three and nine months ended January 31, 2009 as compared to three and nine months ended January 31, 2008. Stock-based consideration expense for the three months ended January 31, 2009 was $3,005,095 (2008 – $4,345,455), and for the nine months ended January 31, 2009 it was $16,125,281 (2008 – $14,494,888). Stock-based consideration expense for the three and nine months ended January 31, 2009 consists of stock-based compensation related to the issuance of options to directors, officers, employees and consultants. Stock-based consideration expense for the three and nine months ended January 31, 2008 consisted of stock-based compensation related to the issuance of options to directors, officers, employees and consultants and to bonus shares issued to employees. The fair value of the stock options was estimated using the Black-Scholes valuation model consistent with the provisions of SFAS No. 123R. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the expected stock price volatility determined using the historical volatility of the price of shares of the Company’s common stock. The increase this period as compared to the same period in the prior year is consistent with the increased number of employees as noted above. Stock-based compensation is a non-cash expense. The average value of the stock options using the Black-Scholes valuation model issued during the quarter ended January 31, 2009 was $0.73 (2008 - $3.85) and during the nine months ended January 31, 2009 was $2.00 (2008 - $3.76).  The year over year decline in the average value of stock options is due to the decline in the market value of the Company’s stock.

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

Income tax recovery

Three and nine months ended January 31, 2009 as compared to three and nine months ended January 31, 2008. The income tax recovery for the three months ended January 31, 2009 was $2,073,627 (2008 - $14,703,412). The income tax recovery for the nine months ended January 31, 2009 was $16,279,306 (2008 - $23,288,582). The income tax recovery reported relates to the tax benefit that is generated by expensing all exploration costs. This results in a higher tax basis for the Company’s capital assets when compared to their carrying value.. The tax recovery otherwise reported is reduced by the impact of flow through expenditures: the tax benefit of which flows through to subscribers. Drawdown of the flow through share premium liability decreases the recovery. The net impact for the period was a reduction of tax recovery in the amount of $2,477,024 (2008 - $2,342,284) over three months and $3,492,743 (2008 - $2,515,240) over nine months. The deferred tax liability reported on the balance sheet is mainly related to the book value of property which will not be deductible for tax purposes and is related to the Company’s 2006 acquisition of the non-controlling (minority) interest in OQI Sask.

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

Critical Accounting Policies

A summary of critical accounting policies is included in the Management's Discussion and Analysis of Changes in Financial Condition and Results of Operations section of the Company's Annual Report on Form 10-K/A for the year ended April 30, 2008.  There have not been any significant changes in our accounting policies since the end of fiscal 2008.

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

Disclosure Controls and Procedures

As of January 31, 2009, we carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.   Based on the evaluation as of January 31, 2009 our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15e) under the Securities Exchange Act of 1934) were effective.

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

In connection with the restatement described in note 2 of our January 31, 2009 financial statements, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2009.   Based on this re-assessment, management concluded that as of January 31, 2009 the Company’s disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal control over financial reporting as of January 31, 2009 existed as we did not maintain effective processes and controls over the accounting for and reporting of complex and non-routine transactions. Specifically, we did not have sufficient appropriate level of technical knowledge, experience and training in the accounting for asset acquisitions, stock-based compensation, and deferred income taxes. This control deficiency resulted in the restatement of the consolidated financial statements for the years ended April 30, 2008 and 2007 and each of the quarters in fiscal 2009 and 2008.  The restatement of the prior periods also resulted in a material adjustment to the April 30, 2009 financial statement prior to their issuance.

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

There have been no material changes to the information included in Item 1A, and our Quarterly Report on Form 10-Q/A for the quarter ended October 31, 2008 filed on December 9, 2008 and included in “Risk Factors” in our 2008 Annual Report on Form 10-K/A.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Following are descriptions of all unregistered equity securities of the Company sold during the last fiscal quarter and as of March 1, 2009, excluding transactions that were previously reported on Form 10-Q/A or Form 8-K.

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

Item3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

Effective March 10, 2009, the Company entered into a Consulting Services Agreement (the “Agreement”) with Karim Hirji, the former Chief Financial Officer of the Company.  Pursuant to the Agreement, Mr. Hirji will provide consulting services to the Company, including assisting with the transition of the role and responsibilities of the Chief Financial Officer, for a period of one year.  As compensation for Mr. Hirji’s consulting services, Mr. Hirji is entitled to a daily fee of CDN $1,200 for each day which he provides services (which shall be a minimum of eight hours in any one 24 hour period).  For less than or greater than an eight-hour day, Mr. Hirji will receive an hourly rate of CDN $150. In addition, Mr. Hirji is entitled to be reimbursed for any pre-authorized expenses incurred in connection with his provision of consulting services.  Mr. Hirji has agreed to be available to provide consulting services to the Company for up to two days per week at the sole discretion of the Company; however, Mr. Hirji may choose to provide consulting services on additional days during the term of the Agreement in his sole discretion.  Mr. Hirji has also agreed not to compete with the Company during the term of the Agreement and for a period of four months thereafter, unless the Agreement is terminated by the Company in which case the four month non-compete period will not apply.

Under the terms of the Agreement, Mr. Hirji is entitled to retain all stock options granted to him in his former role as an executive officer of the Company for the duration of the Agreement and Mr. Hirji remains eligible to participate in future stock option and other grants during the term of the Agreement at the sole discretion of the Company’s Board of Directors.

ITEM 6.	Exhibits.

10.1
Consulting Services Agreement, effective March 10, 2009, between Oilsands Quest Inc. And Karim Hirji (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2009, filed on March 12, 2009).

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