Form 10-K
period 2009-04-30
Oilsands Quest Inc
filed 2009-07-30
CIK 1096791

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

FOR THE FISCAL YEAR ENDED APRIL 30, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD OF                     TO

Commission File Number: 001-32994

OILSANDS QUEST INC.
(Exact Name of Registrant as Specified in its charter)

Colorado	98-0461154
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

800, 326 11th AVENUE SW, CALGARY, ALBERTA, CANADA T2R 0C5
(Address of principal executive offices, including zip code)

Issuer’s telephone number: (403) 263-1623

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 Par Value	NYSE Amex
Common Stock Purchase Warrants	NYSE Amex

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☑

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

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant as of October 31, 2008 was approximately $400,852,845 based upon the closing sale price of the Registrant’s Common Stock on such date.

As of June 19, 2009 there were 276,654,511 shares of common stock issued and outstanding.

Certain portions of the Registrants definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of April 30, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Statement about Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements.” All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements. Such forward-looking statements include discussion of such matters as:

—	the amount and nature of future capital, development and exploration expenditures;

—	the timing of exploration activities;

—	business strategies and development of our business plan and drilling programs;

—	potential reservoir recovery optimization processes.

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

Currency

Unless otherwise specified, all dollar amounts are expressed in United States dollars. All future payments in Canadian dollars have been converted to United States dollars using an exchange rate of $1.00 U.S. = $1.1940 CDN, which was the April 30, 2009 exchange rate.

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

Item 1.  DESCRIPTION OF BUSINESS

Background and Corporate Structure

We are a Colorado corporation formed on April 3, 1998 as Uranium Power Corporation. On November 2, 2004 we changed our name to CanWest Petroleum Corporation. On October 31, 2006 we changed our name to Oilsands Quest Inc. Our principal executive office is located at Suite 800, 326 – 11th Avenue S.W., Calgary, Alberta, Canada T2R 0C5. Our website is www.oilsandsquest.com.

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

In addition to OQI Sask, we also have the following wholly-owned subsidiaries:

—
Township Petroleum Corporation (“Township”), an Alberta corporation. Township owns an oil sands lease in the Province of Alberta acquired in 2005, (referred to as the Eagles Nest), and is currently developing plans for exploring the oil sands potential on the lease.

—
Western Petrochemicals Corp. (“WPC”), an Alberta corporation. WPC formerly owned certain rights relating to exploration for oil shale, referred to as the Pasquia Hills Oil Shale, and is currently inactive.

—	Stripper Energy Services Inc. (“Stripper”), acquired in 2007 and currently a wholly- owned subsidiary of OQI Sask.

—	1291329 Alberta Ltd., incorporated in 2007 to own assets related to camp facilities and equipment.

—
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

—
Selectively identifying and acquiring key targets in the oil sands and oil shale sectors. We have amassed one of the largest contiguous land positions in the oil sands industry in Canada along with a significant oil shale land position in Saskatchewan. We have an undivided, 100% interest in each of the permits, licenses and leases held.

—
Exploring and delineating resources on our lands. Our operating teams have conducted extensive exploration programs, consisting of drilling 424 exploration and delineation wells, conducting 2,080 kilometres of 2-D and 3-D seismic surveys, and other exploration activities resulting in the Axe Lake and Raven Ridge Discoveries and the identification of multiple other oil sands prospects. We manage and operate all of our activities.

—
Exploiting the oil sands resources identified. We are focused on the commercialization of our reservoirs and are in the process of conducting a comprehensive reservoir test program at Axe Lake to determine the optimal recovery processes that will be utilized to produce bitumen from our reservoirs. Our development strategy includes evaluating alternative recovery processes and joint venture partners on specific projects to optimize economic recovery and to accelerate the development of such projects in a timely and responsible manner.

—
Separate the mineral assets of the company. Our intent is to reorganize the Pasquia Hills oil shales held by Oilsands Quest, so that these interests will form a distinct and separate business.  The Company is considering establishing a subsidiary and separating the assets for the purpose of creating a separate business.

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

In accordance with the Acquisition Agreements, all OQI Sask common shares other than those held by us were exchanged for a new class of OQI Sask shares called Exchangeable Shares pursuant to a ratio of one OQI Sask common share to 8.23 Exchangeable Shares. The Exchangeable Shares are exchangeable at any time on a one-for-one basis, at the option of the holder, for shares of our common stock. An Exchangeable Share provides a holder with economic terms and voting rights which are, as nearly as practicable, equivalent to those of a share of our common stock. Holders of Exchangeable Shares have registration rights with respect to the resale of our common stock to be received upon exchanging the Exchangeable Shares into our shares. The holders of the Exchangeable Shares will receive up to an aggregate of 76,504,304 shares of our common stock at each holder’s election. The Exchangeable Shares are represented for voting purposes in the aggregate by one share of our Series B Preferred Stock (the “Preferred Share”), which Preferred Share is held by CTC. CTC will in turn vote the one Preferred Share as indicated by the individual holders of Exchangeable Shares. The one Preferred Share represents a number of votes equal to the total outstanding Exchangeable Shares on the applicable record date for the vote submitted to our shareholders. At April 30, 2009, 38,291,938 shares of common stock had been issued on exchange of Exchangeable Shares,768,131 have been cancelled and 37,444,235 shares of common stock remain to be issued on future exchanges of Exchangeable Shares.

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

As a result of these transactions, OQI Sask held an undivided 100% interest, subject to the above noted royalties, in Saskatchewan Oil Shale Exploration Permit Nos. PS00205, PS00206, PS00207, PS00208, PS00209, PS00210, PS00211, PS00212, PS00213, PS00214, PS00215, PS00216 and PS00217, granted originally on June 1, 2004. The permits were granted by the Province of Saskatchewan in 2004 under the Oil Shale Regulations, 1964 as amended, revised or substituted from time to time, for a term of five years. The permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease pursuant to these regulations has been granted. The term of the permits may be extended for up to three, one-year extensions subject to regulatory approvals, as required. On May 28, 2009, the company received a one year extension pursuant to the regulations.

By agreement with the Saskatchewan government, we were required to relinquish at least 40% of the total acreage covered by the permits by the first anniversary date of the permits (May 31, 2005) and to relinquish a further 40% of the remaining acreage by the second anniversary date (May 31, 2006). OQI Sask relinquished 40% of the total acreage covered by the permits on May 31, 2005, and under an extension of the 2006 relinquishment completed the second relinquishment on July 9, 2007. As of April 30, 2009, the company holds 508,080 acres consisting of Saskatchewan Oil Shale Exploration Permit Nos. PS00205, PS00206, PS00208, PS00210, PS00212, PS00213 and PS00215.

The permits, when granted, were subject to annual rental payments and commitments to certain levels of expenditures annually pursuant to the terms of the permits and government regulations. The annual rentals were payable in advance as to $0.02 ($0.02 CDN) per acre for the first year and escalating to $0.08 ($0.10 CDN) per acre in the fifth year. On May 7, 2007, the Saskatchewan government updated the Oil Shale Regulations, 1964 requiring an increase to annual rentals of $0.08 ($0.10 CDN) per acre for the remaining term of the permits. The required exploration expenditures to hold the permits were also increased to $0.68 ($0.81 CDN) per acre for each of the remaining years of the permits and $1.01 ($1.21 CDN) per acre for each year that the permits are extended. The Company has paid all required annual rentals and complied with the annual exploration expenditure requirements.

On August 13, 2007, the Company acquired five oil sands licenses totaling 109,920 acres granted under the Petroleum and Natural Gas Regulations, 1969 (Saskatchewan), as amended, revised or substituted from time to time, for a term of five years for an aggregate cost of $2,140,233 ($2,249,089 CDN). The licenses provide for the exclusive right to search for oil sands on the lands granted and to win, recover, extract, carry off, dispose of and sell the oils sands products found on the licensed lands. The oil sands licenses provide the opportunity to convert up to 100% of the licenses to a production lease on the basis of one section of land for every well that intersects an oil sands zone. Licenses require annual rental payments of $0.59 ($0.71 CDN) per acre. The Company has paid all required annual rental payments for the licenses granted.

Gross Overriding Royalties on original Saskatchewan oil sands permit lands

As noted above, as part of the acquisition of the Saskatchewan permits, OQI Sask assumed the 2.5% GORR and a $0.04 per barrel royalty held by various arm’s-length parties.

On August 15, 2006, the Company closed a transaction with the shareholders of Stripper Energy Services Inc. (“Stripper”), a then non-related inactive entity. The Company purchased all of the issued and outstanding shares of Stripper’s common stock for a total purchase price of $17,948,722 ($20,000,000 CDN), including the original option payment of $1,250,000 CDN. Stripper’s sole asset is the 2.5% GORR royalty on the permits. As a result of the transaction, the 2.5% GORR is now held by Stripper, a wholly-owned subsidiary of OQI Sask.

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

Oil sands permits and lease in Alberta

- Raven Ridge

During the year ended April 30, 2007, the Company acquired four oil sands permits totaling 67,053 acres in a public offering of Crown Oil Sands Rights for an aggregate cost of $22,221,968 ($25,651,985 CDN). The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements. Permits are granted for a five-year primary term and require annual rental payments of $1.19 ($1.42 CDN) per acre.

Raven Ridge is located in Alberta directly west of and contiguous to Axe Lake on our oil sands permits in Saskatchewan.

- Wallace Creek

On January 23, 2008, the Company acquired two oil sands permits totaling 45,546 acres in a public offering of Crown Oil Sands Rights (permits were officially granted on January 24, 2008). The total consideration paid for these permits was $9,732,500 ($10,010,880 CDN). The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements. Permits are granted for a five-year primary term and require annual rental payments of $1.19 ($1.42 CDN) per acre.

Wallace Creek is located in Alberta directly west of and contiguous to Axe Lake on our oil sands permits in Saskatchewan.

- Eagles Nest

On August 25, 2005, Township acquired Oil Sands Lease No. 7405080355 located in northern Alberta for $727,187 at an Alberta Crown land sale. This lease comprises an area of approximately 22,773 acres and is located in the Athabasca oil sands region in Alberta in Township 101, Range 13 West of the fourth Meridian. The lease provides for the right to drill for, win, work and recover and the right to remove bitumen resources from the lease for a term of 15 years, subject to the Mines and Minerals Act, Alberta.

Prior to bidding on Eagles Nest, on June 1, 2005, Township entered into an agreement with three third parties (collectively the “Triple 7 Joint Venture”) to post, acquire, develop and produce oil sands deposits located in the Athabasca Region of Alberta, Canada (the “Triple 7 Joint Venture Agreement”). As a result of this agreement, Township acquired one lease consisting of approximately 22,800 acres (the “Eagles Nest Oil Sands Lease”) at a cost of $727,187. Pursuant to the terms of this agreement we issued the Triple 7 Joint Venture 114,015 of our shares of common stock with a fair value of $127,432. Township has also agreed to pay the Triple 7 Joint Venture partners, as ongoing fees, $125,628 ($150,000 CDN) in cash or in shares of our common stock (at the discretion of the Company) on the first and second anniversary dates of the agreement. On the third anniversary date and each subsequent anniversary date of the agreement Township agreed to pay the Triple 7 Joint Venture $376,884 ($450,000 CDN) until such time as the lease is surrendered or a commercial project has been identified.  On September 21, 2007, in conjunction with the acquisition of the royalty described above, the Company acquired all of the rights of one of the three external joint venture partners for consideration of $49,939 ($50,000 CDN) plus the issuance of 250,000 shares of the Company’s common stock valued at $1,097,500 based on the September 20, 2007 closing market price of the shares. On June 17, 2008, we acquired the rights of the remaining external joint venture partners for aggregate consideration of $1,632,000 CDN and 640,000 shares of the Company’s common stock valued at $3,718,400 based on the June 17, 2008 closing market price of the shares. The Company’s obligations under the Triple 7 Joint Venture Agreement have therefore been eliminated.

To finance the acquisition of Eagles Nest in 2005 the Company issued convertible debentures pursuant to which Township also granted royalties of $0.0049 ($0.0058 CDN), net after a buy back, on each barrel of crude bitumen produced, saved and sold from the project. The convertible debentures have all been converted to common stock.

Pursuant to the terms of the lease, Township’s annual lease rentals are $27,015 ($32,256 CDN). OQI Sask has paid all required annual rentals and the lease is in good standing.

Acquisition of Oil Shale Rights in Saskatchewan

- Pasquia Hills Oil Shale

On April 21, 2005, we acquired a 97.53% interest in Western Petrochemicals Corporation (“WPC”) through the issuance of 10,728,124 shares of our common stock and then in April 2006 increased our ownership to 100% by issuing 271,865 shares of our common stock to the remaining WPC shareholders. WPC held a 100% interest in exploration permits covering an area of approximately 337,775 acres granted under the provisions of the Oil Shale Regulations, 1964, as amended or revised or substituted from time to time by the Province of Saskatchewan. The exploration permits were scheduled to expire in 2006, and during the year ended April 30, 2007, all of the original Pasquia Hills exploration permits held by WPC expired and were returned to the Saskatchewan government.

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

The annual rental payable in advance was $0.04 ($0.05 CDN) per acre for the first year, and on May 7, 2007 the Saskatchewan government updated the regulations requiring annual rentals of $0.08 ($0.10 CDN) per acre for the remaining term of the permit. The required exploration expenditures to hold the permits were also increased to $0.34 ($0.40 CDN) per acre for the second year of the permits, $0.68 ($0.81 CDN) per acre for the last three years of the permits and $1.01 ($1.21 CDN) per acre for each year that the permit is extended, as required.

On August 13, 2007, we acquired one additional oil shale exploration permit granted under the Petroleum and Natural Gas Regulations, 1969 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years totaling 83,769 acres in the same area near Hudson Bay, Saskatchewan. This permit, together with the nine exploration permits acquired in September and October 2006 as described above, are collectively referred to as Pasquia Hills Oil Shale. The permit provides for the right, license, privilege and authority to explore for oil shale within the permit lands. The term of the permit may be extended for up to three one-year extensions subject to regulatory approvals, if required. This oil shale permit was acquired under a land sale work commitment bid for the first two years of the permit. The Company bid a total work commitment of $252,570 ($301,568 CDN) to be incurred during the first two years of the permit and the permit requires a further work commitment of $0.68 ($0.81 CDN) per acre for the last three years and $1.01 ($1.21 CDN) for each extension year plus annual rental payments of $0.08 ($0.10 CDN) per acre. We have paid the required annual rental payments to maintain this permit in good standing and our planned exploration program in 2009 will comply with our expenditure requirements.

Activities to Date

Oil sands permits and licenses

Exploration of our Saskatchewan oil sands permits commenced in the winter of 2005/2006. An initial exploration drilling program consisting of 24 resource delineation wells was completed by April 2006. In August 2006, the Company received the independent geological consultants’ assessment of in-place volumes of bitumen in the area covered by the winter 2005/2006 exploration program. The assessment, prepared by Norwest Corporation of Calgary, was made in accordance with the Canadian Oil and Gas Evaluation Handbook (“COGEH”), which is a primary reference for reporting resources under Canadian Securities Administrators National Instrument 51-101 Standards of Disclosure for Oil and Gas Activities (“NI 51-101”). The area covered in the assessment represented approximately 1.4 percent of the Saskatchewan oil sands permits of approximately 508,000 acres. The End of Season Report for the winter 2005/2006 exploration drilling program documenting conformance with the original plans and summarizing the environmental effects of the program, impacts, socio-economic benefits, reclamation and mitigative actions was prepared and submitted to the adjacent communities, aboriginal groups and Canadian federal and provincial governments.

Beginning in July 2006, site infrastructure development activities, including road construction, drill pad preparation and camp construction, were undertaken, and the application for the winter 2006/2007 exploration program, including the installation of an airstrip, was submitted.

In October 2006, an approximately 5-kilometre (3-mile), 2-D geophysical program was successfully completed, demonstrating that seismic techniques could contribute to the planned exploration program. In November 2006, exploration drilling began with one drilling rig and by the end of the month three drilling rigs were working on the site. These three rigs drilled continuously until the scheduled Christmas break on December 21, 2006. Drilling recommenced in early January 2007 with four rigs and by the end of February 2007 a total of eight rigs were in place and drilling. Overall, for the winter 2006/2007 exploration program, a total of 150 exploration test wells were drilled in Saskatchewan. Three residential camps with a total camp capacity of over 200 persons supported the needs of the 2006/2007 exploration program. Approval for the airstrip was received in late February 2007 and construction began in early March 2007.

In January 2007, due to the extent of land covered by our drilling, we designated the discovery area, plus certain additional prospective lands associated with it, as the Axe Lake discovery area. The designated Axe Lake discovery area is a project area identified by us as being located in an area of approximately 72 sections (72 square miles) located in Townships 94 and 95, Ranges 24 and 25 West of the 3rd Meridian. As a result of the winter 2007/2008 program, the Axe Lake Discovery drilled area covered approximately 65 sections (65 square miles) of Permits PS00208 and PS00210 (100% Oilsands Quest) located in the north half of Township 94 and the south half of Township 95, Ranges 24 and 25 West of the 3rd Meridian.

In February 2007, an 850-kilometre (528-mile) helicopter-borne, combined electromagnetic and magnetic survey was undertaken and a 166-kilometre (103-mile) 2-D seismic program was completed. This included 64 kilometres (40 miles) of surveys in Alberta.

In May 2007, permits were granted by the Province of Saskatchewan for the continuation and expansion of 2-D seismic surveys.

In May and June 2007, two fixed-wing aircraft completed a high-resolution, intensive 21,000-kilometre (13,000-mile) airborne magnetic survey program within the Company’s Saskatchewan permit lands building further on the airborne surveys made during the 2006/2007 winter program.

In August 2007, we received approvals from the Province of Saskatchewan for the following: testing of Electrical Resistance Tomography; exploration drilling of up to 97 holes under non-frozen ground conditions; miscellaneous use general construction (including road and airstrip construction) permits on the Saskatchewan permit lands; and an extensive 2-D and 3-D seismic program on the Saskatchewan permit lands under non-frozen ground conditions. Approval from the Province of Alberta for a major 2-D and 3-D seismic program on the Raven Ridge Prospect was also received in August 2007. Field work under these approved work programs began immediately with drilling in Saskatchewan commencing on September 14, 2007. In October 2007, we received approvals for drilling up to 122 holes on the Alberta permit lands.

In November 2007, we announced the results of the independent review and evaluation of the Axe Lake Discovery by McDaniel & Associates Consultants Ltd. (“McDaniel”) based on data obtained from the results of drilling up to March 31, 2007 and other sources, including the physical examination of cores and geophysical logs. The independent review and evaluation was prepared and presented in accordance with the Canadian standards set out in the COGEH and NI 51-101.

In December 2007, a comprehensive exploration program application, consisting of drilling up to 316 core test wells, 2-D seismic surveys and 3-D seismic surveys to be conducted under frozen ground conditions, was submitted to the Federal and Saskatchewan governments for approval. The application also included requests for approvals for conducting reservoir tests, which included the installation and operation of steam generation facilities, thermally completed vertical reservoir test wells and related observation wells including fluid storage facilities at three potential test sites at the Axe Lake area.

In January 2008, we received regulatory approval for our applications and we announced a program of reservoir testing at up to three sites within the Axe Lake area. This reservoir test program was designed on the basis of extensive, ongoing laboratory testing and reservoir simulation studies conducted since June 2007 by our independent consultants and on the studies undertaken by our in-house reservoir engineering group. For a complete description of the nature and activities of the test program, (see Part 1, Item 1, Axe Lake.

We believe our winter 2007/2008 exploration program demonstrated continued success on the Company’s contiguous oil sands exploration lands in Saskatchewan and Alberta. Overall, a total of 175 test wells were drilled with 150 in Saskatchewan and 25 in the Company’s first exploration program conducted on its adjacent land holdings in Alberta. The exploration drilling in Alberta was completed in 12 sections (12 square miles). Of the 175 test wells drilled in the winter 2007/2008 exploration program, 155 were exploration and delineation test wells in Saskatchewan and Alberta of which 103 encountered meaningful intercepts of bitumen-bearing McMurray formation (67 percent). The 175 test wells represent a total of 35,000 metres (114,850 feet). The 349 test wells drilled to date represent 66,871 metres (219,388 feet).

In the fall of 2008, we drilled 31 exploration and delineation test wells in the Axe Lake area, and 3 exploration test wells in Saskatchewan. In early 2009, we drilled 23 exploration and delineation test wells in Raven Ridge. Evaluation of the drilling data is currently underway. A 25 mile (40 kilometer) 2D seismic program was conducted on Saskatchewan permits which have not been explored by us through drilling or seismic exploration. We are also continuing with the interpretation of the 1,847 kilometers (1,149 miles) of 2-D and 3-D seismic data collected and processed in the 2007/2008 winter program, which is aiding in the characterization of the reservoir and adjacent formation specific to our three test sites at Axe Lake and the reservoirs at Raven Ridge and in assessing the geological structures on our lands.

The 3-D program covered over 24 square kilometres (15 square miles) in Saskatchewan and 10 square kilometres (6 square miles) in Alberta. A 40-metre (124-foot) by 40 metre grid density was used. The data from this program has been processed and interpretation of the data is complete .  3-D seismic surfaces have been incorporated into our reservoir model and this allows us to map the top and bottom of the reservoir in detail. A detailed summary of the activities by prospect area is noted below. The program was conducted in early 2008.

We continued conducting environmental monitoring and baseline assessment activities in support of our exploration and future development activities on our Saskatchewan and Alberta permits. Environmental programs are required as part of the regulatory process for approvals and to ensure compliance with regulatory requirements.  The work has formed the basis of an Environmental Protection Plan submitted to and approved by the Federal and Saskatchewan Provincial governments. This program, which is integral to the timeline for potential project development at Axe Lake , which began in early April 2007, and is an ongoing part of our activities.

In mid-2008 the Company released McDaniel's independent estimates of discovered and undiscovered bitumen resource volumes, which were prepared in accordance with the standards set out in the Canadian Oil and Gas Evaluation Handbook ("COGEH") and discovered resources as contingent resources.  As of December 31, 2008, McDaniel classified a portion of the discovered resources as contingent resources. These contingent resource estimates were prepared for portions of the Axe Lake and Raven Ridge Areas only. The Company has not completed estimates for the remainder of Axe Lake and Raven Ridge, or at Wallace Creek and Eagles Nest, all of which the Company believes are prospective. The lands over which the resource assessment was conducted comprise less that 5% of our land holdings.  The discovered resources estimate and the contingent resource estimate were prepared by McDaniel as at April 30, 2008 and December 31, 2008, respectively.  The results of our 53 well drilling program at Axe Lake (33) in late 2008, and at Raven Ridge (20) in early 2009 have not been incorporated into the McDaniel evaluations.

The below table summarizes the drilling program accomplishments to date.

Table1: Results of drilling programs

	2008 / 2009	Drilled to Date (Nov.22/05 to April 30/09)
	Wells Drilled	Wells Drilled	Sections Drilled	Wells per Section
Axe Lake	31	295	72	4.10
Saskatchewan Exploration (outside Axe Lake)	3	43	33	1.30
Reservoir Test (Axe Lake)	18	22	n/a	n/a
Environmental Monitoring (Axe Lake)	0	16	n/a	n/a
Raven Ridge	23	48	23	2.09
Total	75	424	130

We also completed a comprehensive 2-D and 3-D seismic program which utilized CGG Veritas’ highest-quality three-component 3-D technology. The table below summarizes Oilsands Quest’s completed seismic programs.

Table 2: Seismic Surveys

	Saskatchewan		Alberta
	Km	Miles	Km	Miles
2-D	281	175	106	66
3-D	1,192	741	501	312
Total	1,473	916	607	378

A summary of the activities in each project area is outlined below:

Axe Lake

Axe Lake is a project area of approximately 108 sections (108 square miles) in Townships 94 and 95, Ranges 24 and 25 West of the 3rd Meridian in Northwestern Saskatchewan. As a result of the 2008/2009 exploration and delineation drilling program the evaluated portion of Axe Lake now covers approximately 72 sections (72 square miles) of permits PS00208 and PS00210 (100% Oilsands Quest) located in the north half of Township 94 and the south half of Township 95, Ranges 24 and 25 West of the 3rd Meridian.

The 3-D seismic survey program in northwest Saskatchewan was concentrated in Axe Lake and covered over 24 square kilometres (15 square miles). We are using the detailed, three component 3-D seismic survey data as one of the key tools to further define the geological structure and reservoir architecture to assist in the ongoing reservoir studies and technical planning related to the development of this resource. For a description of the seismic program on Axe Lake, see tables in Part 1, Item 1, “Description of Business — Activities to Date”. Geological models have been developed and have incorporated laboratory measurements of fluid properties, geomechanical characterization, porosity, permeability as well as special core floods and cap rock integrity measurements.

At Test Site 1, we have drilled and completed six vertical test holes and drilled three 750-metre horizontal holes (300 metres length within the reservoir). We have procured the horizontal well instrumentation strings necessary to measure the temperature and pressure in the reservoir. We have completed construction of water treatment, steam generation and extraction collection facilities, which includes three steam generators totaling 38 million BTU/hour steam generation capacity, two diesel power generators each with 750 kilowatt power output capacity, water/oil treatment and oil handling equipment, control systems and eight 1,000-barrel heated liquid storage tanks to support related Test Site 1 activities. We are nearing completion on the vertical well modules and the supporting electrical and data acquisition systems.

We completed comprehensive numerical calculations and simulation studies to develop guidelines on how to operate the six vertical multi-purpose test holes for the Axe Lake Test Site 1 test. The reservoir simulation studies and the supporting laboratory experiments focused on demonstrating fluid mobility and communication between the vertical wells along the bottom of the oil sands reservoir. Calculations considered variations in water saturation distribution, geo-mechanical reservoir properties, underlying Devonian effective transmissibilities and the impact of well operations such as temperature and pressure of the injected water and steam, length of the cycling periods, heater temperature and location and potential mobility improvements using various additives. A comprehensive reservoir monitoring program to support the reservoir test program for the six vertical test holes and three horizontal wells has been developed which includes pressure and temperature monitoring, actual performance versus modeled performance and possible geophysical logging techniques.

Also at Test Site 1, we have completed two mini-frac tests that successfully measured the relevant geo-mechanical properties of the oil sands reservoir, as well as the of the overburden (Quaternary Till materials above the oil sands reservoir) and underburden (Devonian limestone materials below the oil sands reservoir) close to the oil sands reservoir. Calibration of the numerical reservoir simulation tools to the mini-frac tests by conventional history matching techniques is near completion and will support the detailed planning of the initial cold water injection test.

At Test Site 2, the front-end engineering and design work on a facility for solvent testings using hot propane vapor, initiated earlier in the year, is now complete. Construction has been deferred until funding is in place for these tests and is subject to regulatory approval.

At Test Site 3, we are conducting initial low energy tests using a custom, downhole electrical heater. We are measuring pressures and temperatures at ten different locations inside the oil sands reservoir. This information has been used for preliminary calibration of our reservoir simulator. Information from the simulator will help maximize the efficiency of the steaming tests on the vertical well program at Test Site 1. We have drilled, completed and instrumented two vertical test holes and we have constructed the supporting infrastructure. One vertical test hole is equipped with a downhole electric heater to provide heat to the reservoir and both test holes are equipped with pressure and temperature sensors to allow for determination of the effective reservoir heat transfer and mobilization of the bitumen at lower temperatures. Ongoing heating of the reservoir was initiated in late October 2008 and re-commenced in mid-January of 2009 with the heater placed at the depth of the Devonian underburden. In April of 2009, the heater was raised  to the bottom of the oil sands reservoir and heating was continued. The data gathered from these low energy tests will provide the Company with preliminary in-situ reservoir performance data to be used for simulation modeling in preparation for hot water and steam injection at Test Site 1 and in the continued planning for Test Sites 2 and 3. The program at Test Site 3 has enabled the determination of critical reservoir properties such as effective thermal conductivity.

We have deferred the Design Basis Memorandum (DBM) engineering for a 30,000 BOPD facility, initiated previously. Further, development of a commercial project will remain subject to regulatory and other contingencies such as successful reservoir tests, board of directors' approvals, financing and other risks inherent in the oils sands industry. These risks are described in detail elsewhere in this Annual Report on Form 10-K.

Raven Ridge

In March 2007, prior to acquiring the key permits comprising Raven Ridge, we completed 64 kilometres of 2-D seismic survey to assess the potential of the permit land and identify potential drilling targets. As a result of this survey we expected that the Axe Lake oil sands reservoir would extend into Alberta and that numerous attractive exploration drilling targets would be identified. A detailed, three component 3-D seismic survey was undertaken covering 6.4 square kilometers (4 square miles) adjacent to the program undertaken at Axe Lake, in Saskatchewan. Initial approval for exploration drilling in Alberta was received in December 2007 and 25 exploration holes were drilled in 12 sections (12 square miles) during the 2007/2008 program. Of the 25 holes, 18 encountered meaningful intercepts of McMurray formation (72 percent) at depths of 113 metres (371 feet) to 227 metres (745 feet). The thickness of the bitumen-bearing zone within the McMurray formation was observed to be between 7 metres (23 feet) and 34 metres (112 feet) (net pay) with an average of 15.5 metres (51 feet).

In early 2009, we drilled and additional 23 exploration and delineation test wells in Raven Ridge. The Raven Ridge drilling program has demonstrated continuity of bitumen characteristics extending from Axe Lake in Northwest Saskatchewan westward into Alberta and we have identified, through drilling, two areas of specific interest for potential development. There was significant correlation observed between the drilling results and the estimates made based on the Company’s 2007 2-D seismic program.

Wallace Creek

In January 2008, prior to acquiring the Wallace Creek permits, we completed 53 kilometres (32 miles) of 2-D seismic survey to assess the potential of the permit lands prior to their purchase. During the 2006/2007 winter exploration program, the Company drilled two holes in Saskatchewan, directly to the east of Wallace Creek and both intercepted bitumen-bearing oil sands. Within the Wallace Creek permit lands, there are also five legacy test wells drilled. We have reviewed the results of this drilling and seismic work, assessed the geological potential for the area and are in the process of completing plans for the exploration program in 2009/2010.

Eagles Nest

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

An independent assessment has been commissioned to evaluate the resource potential of the lands.

Pasquia Hills Oil Shale

In September 2008, we drilled 11 exploration test holes (covering an area of approximately 100 square miles) on our oil shale prospect in southeastern Saskatchewan with all the holes drilled encountering meaningful intercepts of oil shale of up to 21.5 meters in thickness.  Detailed evaluation and interpretation of the drilling results is underway.  We are continuing to evaluate alternative potential methods for kerogen recovery from oil shale.  The key challenge is producing kerogen (oil shale) on a commercial basis lies in finding an economic process.  A geologic assessment of our permit lands based on the drill results, together with the data obtained from legacy drilling is being prepared by Norwest Corp.  This analysis will also include the preliminary estimate of shale oil-in-place.

Water Source Wells and Water Disposal Wells

At Test Site 1 we drilled two water source wells which showed excellent fluid mobility and sufficient water withdrawal capacity to meet the current needs of the reservoir test program at Axe Lake. At Test Site 3 we drilled and tested two water source wells which, even after repeated testing, did not demonstrate sufficient water mobility and as a result were abandoned.

We drilled, perforated and tested one vertical well (Oilsands Quest Clearwater OBS 4-21-94-25 W3M) near Test Site 3 for water disposal into the McMurray formation. The testing was positive and an Application to dispose water in this well was submitted to the Saskatchewan government in June 2009. At Test Site 3 we drilled one deep well to test the potential of the underlying Devonian for waste water disposal.

Oil Sands Technology Research

We contributed $1-million to the Saskatchewan Research Council (SRC) for the development and construction of a 3D scaled physical model for testing oil sands reservoir technology.  The 3D scaled physical model will allow scientists to develop thermal and solvent extraction processes to recover bitumen from oil sands.  It will allow testing of bitumen recovery processes under realistic reservoir conditions and provide the data to enable advanced simulation work and design.  We will evaluate the recovery and production methods developed with the 3D scaled physical model for our Axe Lake reservoirs in northwest Saskatchewan. We will also use the model to access potential shale oil (kerogen) extraction methods at our oil shale permit lands in Saskatchewan.

We continue to investigate the possibility of using mobilization agents other than steam, such as hot propane or other gases, as an alternate or complementary process to steam and hot water for determining the extent and quality of our resources. At our request, the SRC started a long series of ongoing special core flood experiments to evaluate the use of solvent additives for reservoir test program at Axe Lake. Water additives and other bitumen mobilization techniques are being evaluated in ongoing special core flood experiments.

We are an active member of the AERI/ARC Core Industry (AACI) Research Program and we participate in Joint Industry Projects mandated by the Gas Over Bitumen Technical Solution Industry & Government Collaboration Committee of the Alberta Department of Energy.

Other

Forum Uranium Corp.

During the year ended April 30, 2008, we received 600,072 common shares of Forum Uranium Corp. (“Forum”) in exchange for our interest in a uranium prospect written off in 2003. As costs associated with the property had previously been written off the value of the shares received has been credited to exploration costs.

We account for our interest in Forum as securities available for sale and will carry the investment on our balance sheet as a current asset valued at the trading value of the securities on the balance sheet date.

Outlook

Over the next twelve months we plan to continue the activities necessary to increase our resource base and to demonstrate the recoverability of our oils sands resources.  Subject to our financial resources, we will continue to pursue exploration programs on our permit and license lands.

We are continuing our testing program based on the current geological interpretation that there is no capping shale in direct contact with our oil sands reservoir. The results of our advanced laboratory studies and numerical reservoir simulations indicate that bitumen production can best be achieved using a reconfiguration of horizontal wells at the bottom of the reservoir. Our analysis points to the three essential elements for a successful application of the bottom-up approach to bitumen extraction: establish and maintain mobility at the bottom of the oil sands reservoir, utilize the full length of the horizontal wells while the bitumen is being produced, implement a comprehensive reservoir monitoring system to observe and manage the growth of the swept zone. A sequential approach to the reservoir test program is required, both in the scale of the field operations at Test Site 1 and by moving from vertical wells to short horizontal wells and then to commercial length horizontal wells.  In addition, as part of future pilot activities the detailed operations protocol will move from cold water to hot water to steam at each step for the different well configurations.

In the Axe Lake reservoir test program we expect to conclude the initial testing at Test Site 3 and commence operations at Test Site 1 to demonstrate that we can establish and maintain communication between vertical wells at the bottom of the reservoir using water and steam. The following is an overview of key activities planned in the next twelve months although our plans are subject to change based on many factors, some of which are beyond our control:

—
At Test Site 1, we will be commissioning and starting-up the vertical well test program during the remainder of 2009.  Detailed planning of the test is on-going, including incorporating the testing results generated from Test Site 3.

—
Operations at Test Site 1 are scheduled to begin later this summer subject to regulatory and other approvals.  Water and steam will be injected into the reservoir in order to mobilize the bitumen at the bottom of the McMurray formation using the vertical test holes.

—	We expect to drill and complete relevant surrounding observation wells and to design, construct and commission the necessary surface facilities at the well site.
—
Water and steam injection into the horizontal wells are planned to begin following the completion of the surface facilities associated with the horizontal test holes.  Results from the vertical well program will be incorporated.

—
For the comprehensive reservoir monitoring program, six vertical observation wells for cross-well seismic monitoring and 4 shallow vertical wells for micro-seismic monitoring will be drilled and completed prior to commencement of vertical well operations.

—
We are planning a program to evaluate the characteristics of the overburden at Axe Lake in late 2009.  The program, in combination with our extensive 3-D seismic data, is expected to enhance our understanding of the formation overlaying our bitumen deposit.

—
We will continue our reservoir characterization efforts and continue to evaluate well data, perform petrophysical analyses, design and execute pertinent geophysical logging and perform advanced laboratory studies.

—	At Test Site 3, we were applying heat to the reservoir utilizing a down-hole electric heater but have concluded this test.
—
We are continuing the planning of additional exploration programs to further define the location, extent and quality of the potential bitumen resource in Axe Lake, Raven Ridge, Wallace Creek and Eagles Nest.

—	We expect that results from our planned activities will enable us to establish a commercial development plan including a pilot project for Axe Lake.
—
In addition, we will not begin any field activities related to Test Site 2, where tests on the use of recovery processes based on mobilization agents other than steam, such as hot propane were planned.

—
Infrastructure remains a critical element for continued operations and we will continue to investigate various pipe line solutions for gas and liquids transport, different trajectories for permanent road access and possible solutions for the provision of power. We will design and start the execution of a base plan for all infrastructure needs.

—
Efforts are also continuing on converting a portion of our Saskatchewan permits to lease pursuant to the Oil Shale Regulations, 1964, as amended. The permits will not be converted to leases until a development plan which will require an Environmental Impact Assessment has been developed.

—	We intend to maintain our asset base and core technical team in order to advance to commercial development plan for our resource.

We have sufficient funds to carry out our planned activities over the next twelve months. If we accelerate commercial development at Axe Lake or any of our other prospects, our cash requirements will increase significantly. Additional funding may also be required if our current planned activities are changed in scope or if actual costs differ from estimates of current plans. We believe the Company will have access to sufficient funding and sources of capital for its planned activities through to April 30, 2010. Because we constantly and actively monitor our expenditure budgets, if sufficient funding is not available we can adjust our expenditure plans based on available cash. We plan to fund future operations by way of financing, including a public offering or private placement of equity or debt securities. Our development strategy also includes considering partners on a joint venture basis on our specific projects to fund the development of such projects in a timely and responsible manner. However, there is no assurance that debt or equity financing or joint venture partner arrangements will be available to us on acceptable terms, if at all, to meet these requirements. The Company has no revenues, and its operating results, profitability and the future rate of growth depend solely on management’s ability to successfully implement the business plans and on the ability to raise further funding.

Employees
As at June 19, 2009, the Company had 48 employees, including 7 seasonal field employees of OQI Sask. Additional employees will be added as activity levels dictate and field exploration activities increase.

Available Information

We maintain an internet website at www.oilsandsquest.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

We make available on or through our website annual, quarterly and periodic reports, proxy statements and other information that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended. Alternatively, you may read and copy any information we file with the SEC at its public reference room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information about the operation of the public reference room by calling 1-800-SEC-0330. You may also obtain this information from the SEC’s website, http://www.sec.gov. We also file this information with Canadian securities regulators and it is available at www.sedar.com.

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

Production from the oil sands continues to replace diminishing reserves of conventional crude oil in Western Canada. According to CAPP, oil sands production has grown four-fold since 1990 and, in 2007, exceeded 1.2 million barrels per day. Today, oil sands production accounts for one out of every two barrels of production in western Canada. It is estimated that, by 2015, oil sands’ share of production will rise to three out of every four barrels. By 2015, CAPP estimates oil sands production will be 2.2 million barrels per day and, by 2025, 3.3 million barrels per day.

CAPP reports that, from 1997 to 2006, a total of $59 billion CDN was invested in the oil sands. the industry has become increasingly vital to meeting the energy needs of both Canada and the United States. Canada is the largest supplier of energy to the U.S. and, in 2007, exported over 1.8 million barrels of crude oil per day to the U.S., almost 19 percent of total U.S. demand. About 1.6 million barrels per day come from western Canada.

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

In 2008 Alberta produced 230 million barrels of oil from the mineable oil sands and 213 million barrels from the in-situ area; this is equivalent to 1.2 million barrels per day. In open pit mining operations, overburden is removed, oil sands ore is mined and bitumen is extracted from the mined material essentially using hot water processes. With in-situ recovery, generally steam, water or other solvents are injected into the reservoir to reduce the viscosity of the bitumen, which allows it to flow to a vertical or horizontal well bore.

Commercial production from the Alberta oil sands began in the 1960s. The first two integrated mining projects were Great Canadian Oil Sands (now Suncor), which began operations in 1967, and Syncrude, which came onstream in 1978. The ERCB estimates that, at the end of 2008, almost three-quarters of the initial established reserves in the surface-mineable area were under active development. There are now three mining projects, another two mine projects are under construction and seven are in various stages of project development.

Aside from primary production (including water injection), which has limited use in Cold Lake and Peace River areas, two main in-situ methods are being used to commercially produce bitumen: cyclic steam stimulation (CSS) and steam-assisted gravity drainage (SAGD). In the Athabasca oil sands area, there are 10 operating in-situ projects and another 41 in various stages of development. In the Cold Lake area, 8 in-situ projects are operating and 8 more are in various stages of development. The Peace River area has 2 operating in-situ project and another 3 in various stages of development. The term upgrading is given to a process that converts bitumen and heavy crude oil into synthetic crude oil. Alberta’s first crude bitumen upgrader is located in Edmonton; two more are operating in the Athabasca region. Three upgraders are currently under construction in the Athabasca region and another ten are in various stages of development.

In CAPP’s most recent forecast they state “proponents of many of the oil sands projects that were included in the last report have since announced project delays until a time when they believe that their investment can generate a high enough rate of return.  On one side of the equation, low oil prices and more difficulty in attracting investment capital have a negative impact on project economics.  On the other hand, supply costs from projects are starting to decrease gradually with lower estimates for labour, minerals and equipment”.

In addition to economic factors, the challenges Canada’s oil sands industry faces include long term skilled labour shortages and environmental issues. However, according to the National Energy Board: “The challenges faced by the oil sands industry are counter-balanced by the opportunities. At a time of increasing resource nationalism around the world, Canada’s huge oil sands reserves, set in a climate of relatively stable political and economic policy, represent an attractive target for investment. The potential for technological innovation to reduce the costs of bitumen extraction and upgrading is an additional attraction. Given the outlook for continued higher oil prices, return on investment should be sufficient to drive oil sands expansion.”

Government Regulation

Our business is subject to various federal, provincial and local laws and governmental regulations that may be changed from time to time in response to economic, technical or political conditions. In Saskatchewan, the legislated mandate for the responsible development of the Province’s oil and gas resources is set out in the Energy and Mines Act that provides the Minister with the responsibility for the exploration, development, management and conservation of non-renewable resources. The Oil and Gas Conservation Act allows the orderly exploration for, and development of, oil and gas in the Province and optimizes recovery of these resources. For permits granted prior to May 7, 2007, the exploration of oil shales, which includes oil sands, is regulated under the Oil Shale Regulations, 1964, as amended or revised or substituted from time to time, under the Crown Minerals Act. These regulations apply to oil shale rights that are the property of the Province and establish the terms under which exploration permits and leases are granted. Since 2005, the Province of Saskatchewan undertook a consultation review process with all stakeholders in an effort to update the oil sands and oil shale regulations to align regulations better with other regimes in the country and to encourage exploration and development activity in the Province. On May 7, 2007, the Province of Saskatchewan issued new regulations for oil sands and oil shales under the Petroleum and Natural Gas Amendment Regulations 2007 whereby oil sands and oil shale mineral rights will be available under the competitive bid and work commitment bid processes, respectively. Previously issued oil sands and oil shale dispositions will continue to be administered under amended provisions to the Oil Shale Regulations, 1964, which were also updated for today’s economic and technical considerations. OQI’s current Saskatchewan oil sand and oil shale permits will continue to be administered under the Oil Shale Regulations, 1964, as amended.

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

Core hole, core test well, Stratigraphic test well, or Exploration Stratigraphic test well
A drilling effort, geologically directed, to obtain information pertaining to a specific geologic condition. Ordinarily, such wells are drilled without the intention of being completed for hydrocarbon production. They include wells for the purpose of core tests and all types of expendable holes related to hydrocarbon exploration.

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

Degrees API	A measure of hydrocarbon density; the lower the number, the higher the viscosity (see “viscosity”).

Diluent	Lighter viscosity petroleum products that are used to dilute bitumen for transportation in pipelines.

Exploration costs
Costs incurred in identifying areas that may warrant examination and in examining specific areas that are considered to have prospects that may contain oil and gas reserves, including costs of drilling exploratory wells and exploratory type stratigraphic test wells.

Extraction	A process unique to the oil sands industry, in which bitumen is separated from its source (oil sands).

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

Permeability	Ability of a porous rock to transmit fluid through its pore spaces. A rock may be highly porous and yet impermeable if it has no interconnecting pore network (communication).

Porosity	Volume of a rock available to contain fluids. Volume of pore spaces between mineral grains expressed as a percentage of the total rock volume.

Reservoir	Porous, permeable sedimentary rock structure or trap containing oil and/or gas. A reservoir can contain more than one pool (accumulation of oil or gas).

Upgrading	The process that converts bitumen or heavy crude oil into a product with a lower density and viscosity.

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

RISKS RELATED TO OUR BUSINESS

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

We have restated our consolidated financial statements and other financial information for the year ended April 30, 2008 and the interim periods ended July 31, 2008 through January 31, 2009 with respect to the accounting treatment of our August 2006 acquisition of a non-controlling interest (35.92%) of OQI Sask which together with our 64.08% interest resulted in a 100% interest in OQI Sask.  The restatement of our prior financial statements may expose us to risks associated with litigation, regulatory proceedings and government enforcement actions, including the risk that the SEC may disagree with the manner in which we have accounted for and reported the financial impact of the restatement which could result in the Company having to further restate its prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

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

Due to Our History of Operating Losses, We are Uncertain That We Will Be Able to Maintain Sufficient Cash to Accomplish Our Business Objectives

The consolidated financial statements have been prepared assuming that we will continue as a going concern. During the fiscal years ended April 30, 2009 and 2008 we suffered net losses of $90,472,720 and $91,031,316, respectively. At April 30, 2009, there was stockholders’ equity and working capital of $355,587,792 and $24,884,798, respectively. There is no assurance that we can generate net income, increase revenues or successfully explore and exploit our properties.

Significant amounts of capital will be required to explore the permit lands in Saskatchewan and Alberta, oil sands exploration licenses in Saskatchewan, the Eagles Nest Prospect and the Pasquia Hills Oil Shale Prospect. The only source of future funding presently available to us is through the sale of additional equity capital and borrowing funds or selling a portion of our interest in our assets. There is no assurance that any additional equity capital or borrowings required will be obtainable on terms acceptable to us, if at all. Failure to obtain such additional financing could result in delays or indefinite postponement of further exploration and development of our projects. Equity financing, if available, may result in substantial dilution to existing stockholders. Our financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we become unsuccessful in implementing these plans.

The Impact of Disruptions in the Global Financial and Capital Markets on Our Ability to Obtain Financing

The global financial and capital markets have been experiencing extreme volatility and disruption, including the failures of financial services companies and the related liquidity crisis. Although we expect to meet our near term liquidity needs with our working capital on hand, we will continue to need further funding to achieve our business objectives. In the past, the issuance of equity securities has been the major source of capital and liquidity for us. The extraordinary conditions in the global financial and capital markets have currently limited the availability of this funding. If the disruptions in the global financial and capital markets continue, debt or equity financing may not be available to us on acceptable terms, if at all. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.  Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses.

Our Business Plan is Highly Speculative and its Success Depends, in part, on Exploration Success on the Permit, License and Lease Lands and the Development of Identified Discoveries

Our business plan is focused primarily on the exploration for and development of oil sands deposits on our permitted, licensed and leased lands in the Provinces of Saskatchewan and Alberta.

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

Status and Stage of Reservoir Test Program

The reservoir test program is currently at the early stages of its planned implementation schedule. There is a risk that the program will not be completed on time or on budget or at all. Additionally, there is a risk that the program may have delays, interruption of operations or increased costs due to many factors, including, without limitation: breakdown or failure of equipment or processes; construction performance falling below expected levels of output or efficiency; design errors; challenges to, or inability to access in a timely or economic fashion, the proprietary technology anticipated to be licensed for the program; contractor or operator errors; non-performance by third-party contractors; labour disputes, disruptions or declines in productivity; increases in materials or labour costs; inability to attract sufficient numbers of workers; delays in obtaining, or conditions imposed by, regulatory approvals; changes in program scope; violation of permit requirements; disruption in the supply of energy; transportation accidents, disruption or delays in availability of transportation services or adverse weather conditions affecting transportation; unforeseen site surface or subsurface conditions; and catastrophic events such as fires, earthquakes, storms or explosions.

Access to Infrastructure

Production from our lease, license, and permit lands will depend upon certain infrastructure that does not currently exist in close proximity to where we currently anticipate to locate our initial projects and such infrastructure, if put in place, may be operated by others. Such infrastructure will include, without limitation, the following: pipelines for the transportation of natural gas and certain feedstock to our site and the transportation of bitumen and other petroleum products we produce to upgrading facilities and markets for sale; and electricity transmission and distribution systems for the provision of electricity. The failure to have any of this infrastructure in place on economic terms will negatively impact the operation of any potential commercial project and will adversely affect the ability to convert our resources into reserves.

Access to Markets

By the time we have a commercial project ready for start-up, it will likely have been preceded by other projects which began development at an earlier time and are more advanced in terms of production. As a result, preferred markets for our products may have already been taken up or upgraders or refiners may lack sufficient capacity to process our products in a timely or economic fashion.

Location of Discovery Areas

With the exception of Eagles Nest, all of Oilsands Quest’s prospective areas are located east of what has to date been considered the established bitumen resources that are exploitable by in-situ production techniques in the Athabasca oil sands area.   Similar to some other bitumen accumulations within the eastern portion of Alberta, the Axe Lake and Raven Ridge areas lack a distinct overlying shale formation. The absence of this may preclude the use of certain high-pressure in-situ recovery methods, but the quality of the reservoirs and high bitumen saturations present at the Axe Lake and Raven Ridge areas provide the potential for extraction using a number of recovery methods, re-configured for our reservoirs.  However, there can be no assurances that any such recovery method will be successful in enabling us to recover significant volumes of bitumen from our reservoirs.  See " Status and Stage of Reservoir Test Program".

Independent Reviews

Although third parties have prepared reviews, reports and projections relating to the evaluation, viability and expected performance of our resources and plans for development thereof, no assurance can be given that these reports, reviews and projections and the assumptions on which they are based will, over time, prove to be accurate.

Personnel

The design, development and construction of the reservoir test program and any subsequent pilot and commercial projects will require experienced executive and management personnel and operational employees and contractors with expertise in a wide range of areas. No assurance can be given that all of the required personnel and contractors with the necessary expertise will be available. Should other oil sands projects or expansions proceed in the same time frame as Oilsands Quest programs and projects, we will have to compete with these other projects and expansions for qualified personnel and such competition may result in increases to compensation paid to such personnel or in a lack of qualified personnel. Any inability of Oilsands Quest to attract and retain qualified personnel may delay or interrupt the design, development and construction of, and commencement of operations at, the reservoir test program and any subsequent pilot and commercial projects. Sustained delays or interruptions could have a material adverse effect on the financial condition of Oilsands Quest.

THE BUSINESS OF OIL SANDS EXPLORATION IS SUBJECT TO MANY RISKS

Nature of Oil Sands Exploration and Development

Oil sands exploration and development is very competitive and involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. As with any petroleum property, there can be no assurance that commercial deposits of bitumen will be produced from our permit lands in Saskatchewan and Alberta, oil sands exploration licenses in Saskatchewan, or the Eagles Nest Prospect and Pasquia Hills Oil Shale Prospect. Furthermore, the marketability of any resource will be affected by numerous factors beyond our control. These factors include, but are not limited to, market fluctuations of prices, proximity and capacity of pipelines and processing equipment, equipment and labour availability and government regulations (including, without limitation, regulations relating to prices, taxes, royalties, land tenure, allowable production, importing and exporting of oil and gas and environmental protection). The extent of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

The Viability of our Business Plan, Business Operations, and Future Operating Results and Financial Condition are and will be Exposed to Fluctuating Prices for Oil, Natural Gas, Oil Products and Chemicals.

Prices of oil, natural gas, oil products and chemicals are affected by supply and demand, which can fluctuate significantly.  Factors that influence supply and demand include operational issues, natural disasters, weather, political instability, or conflicts, economic conditions and actions by major oil-exporting countries.  Price fluctuations can have a material effect on our ability to raise capital and fund our exploration activities, our potential future earnings, and our financial condition.  For example, in a low oil and gas price environment oil sands exploration and development may not be financially viable or profitable.  Prolonged periods of low oil and gas prices, or rising costs, could result in our exploration projects being delayed or cancelled, as well as in the impairment of certain assets.

Reserves and Resources

We have not yet established any reserves. There are numerous uncertainties inherent in estimating quantities of bitumen resources and reserves, including many factors beyond our control, and no assurance can be given that the recovery of bitumen will be realized. In general, estimates of resources and reserves are based upon a number of factors and assumptions made as of the date on which the resources and reserves estimates were determined, such as geological and engineering estimates which have inherent uncertainties, the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from estimated results. All such estimates are, to some degree, uncertain and classifications of resources and reserves are only attempts to define the degree of uncertainty involved. For these reasons, estimates of reserves and resources, the classification of such resources and reserves based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially.

Investors are cautioned not to assume that all or any part of a resource is economically or legally extractable.

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

Our exploration activities and drilling programs are or will be subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, operational safety, toxic substances and other matters. Exploration and drilling is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities.  In addition, should there be changes to existing laws or regulations, our competitive position within the oil sands industry may be adversely affected as many industry players have greater resources than we do.  The absence of a distinct overlying shale formation on portions of our leases may make it more difficult or costly to obtain regulatory approvals.  There is no assurance that regulatory approvals for development will be obtained at all.

Government Regulations, Permits, Leases and Licenses

The business of resource exploration and development is subject to substantial regulation under Canadian provincial and federal laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil sands bitumen and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil sands exploration and development operations could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations, environmental regulations and government incentive programs related to the permits in Saskatchewan, oil sands exploration licenses in Saskatchewan, the permits in Alberta, the Eagles Nest Prospect and the Pasquia Hills Oil Shale Prospect and the oil sands industry generally, will not be changed in a manner which may adversely affect our progress and cause delays, or cause the inability to explore and develop, resulting in the abandonment of these interests.

Permits, leases, licenses and approvals are required from a variety of regulatory authorities at various stages of exploration and development. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted in respect of our activities or, if granted, will not be cancelled or will be renewed upon expiry. There is no assurance that such permits, leases, licenses and approvals will not contain terms and provisions which may adversely affect our exploration and development activities. Our exploration permits in Saskatchewan do not give us the right to produce and will require conversion to a lease prior to the expiry of the permits.

Certain First Nations and Métis people have treaty and aboriginal rights, and claim aboriginal title, in relation to our permit and lease lands in Alberta and Saskatchewan and other lands that are potentially affected by our activities.   The Governments of Canada and Saskatchewan have a duty to consult with those aboriginal people in relation to actions and decisions which may impact those rights and claims and, in certain cases, have a duty to accommodate their concerns.  These duties have the potential to adversely affect our ability to obtain permits, leases, licenses and other approvals, or the terms of those approvals, which could adversely impact our progress and ability to explore and develop.

Third Party Liability and Environmental Liability

The Company’s operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. We could be liable for environmental damages caused by previous owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, and the payment of such liabilities could have a material adverse effect on our financial condition and results of operations. The release of harmful substances in the environment or other environmental damages caused by our activities could result in us losing our operating and environmental permits. We currently have a limited amount of insurance and, at such time as we commence additional operations, we expect to obtain and maintain additional insurance coverage for our operations, including limited coverage for sudden environmental damages, but we do not believe that insurance coverage for environmental damage that occurs over time is available at a reasonable cost. Moreover, we do not believe that insurance coverage for the full potential liability that could be caused by sudden environmental damages is available at a reasonable cost. Accordingly, we may be subject to liability or may lose substantial portions of our properties in the event of certain environmental damages. The Company could incur substantial costs to comply with environmental laws and regulations which could affect our ability to operate as planned.

Emissions Regulations

Development of our assets is expected to result in the emission of greenhouse gases (GHGs) and other pollutants.

On April 26, 2007, the Government of Canada announced a Regulatory Framework for Air Emissions and Other Measures to Reduce Air Emissions, or the “Framework”, which outlines proposed new requirements governing the emission of GHGs and other industrial air pollutants, including sulphur oxides, volatile organic compounds, particulate matter and possibly additional sector-specific pollutants in accordance with the Notice. The Framework introduces further, but not full, detail on new GHG and industrial air pollutant limits and compliance mechanisms that will apply to various industrial sectors, including oil sands extraction, starting in 2010. The Framework proposes GHG emission-intensity reduction targets of six percent per year from 2007 to 2010, followed by annual reductions of two percent through 2015. On March 10, 2008, the Canadian Federal Government elaborated on the Framework with the release of its "Turning the Corner" policy document. It is contemplated that new regulations will take effect January 1, 2010. Draft regulations were expected to be available for public comment in the Fall of 2008 but have not yet been released, and it's not known when they will be released or implemented.

The proposed regulatory framework provides that existing oil sands facilities in operation by 2004 will be subject to an 18% emission intensity reduction requirement commencing in 2010, with 2% additional annual reductions thereafter until 2020. Facilities commissioned between 2004 to 2011 or facilities existing prior to 2004 which between 2004 and 2011 have had a major expansion resulting in an increase of 25% or more in physical capacity or which undergo a significant change to processes will be exempt from the 2010 emissions intensity reduction target of 18% but will have to report their emissions each year.  After their third year of operation they will be required to reduce their emissions intensity by 2% annually from a baseline emissions standard which is to be determined by reference to a sector-specific cleaner-fuel standard. For oil sands facilities, it is contemplated that there will be specific cleaner-fuel standards based on the use of natural gas for each of mining, in situ and upgrading. However, an incentive to deploy carbon capture and storage (CCS) has been included in the proposed regulatory framework. CCS is where carbon dioxide is separated from a facility’s process or exhaust gas emissions before they are emitted, transferred from the facility to a suitable storage location, and injected into deep underground geological formations and monitored to ensure they do not escape into the atmosphere. If a facility commissioned between 2004 and 2011 is built such that it is able or ready to undertake CCS, then it will be exempt from the cleaner-fuel standard until 2018 and it will only be required to reduce its emission-intensity by 2% per year from its actual emissions. In-situ oil sands projects and oil sands upgraders built after 2011 must have their GHG emissions profiles by 2018 equivalent to that of facilities employing CCS technology. The proposed regulatory framework further encourages widespread use of CCS by 2018 by crediting emitters that make use of CCS technology for investments in pre-certified CCS projects up to 100% of their regulatory obligations through 2017.

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

On April 20, 2007, the Government of Alberta passed the Climate Change and Emissions Management Amendment Act establishing a framework for GHG emission reductions similar to the proposed federal Framework. The Specified Gas Emitters Regulation created under the Act came into effect on July 1, 2007. The Specified Gas Emitters Regulation requires facilities that emit more than 100,000 tonnes of carbon dioxide equivalent annually to reduce their emission intensity starting July 1, 2007  by 12 percent from 2003-2005 levels. New facilities in operation less than eight years will be required to achieve these reductions over the fourth to eighth years of operation. These obligations may be met by in-house reductions, the purchase of certain emission reductions or offset credits or a contribution of $15 per tonne of GHG emissions to a provincial technology fund.

On May 11, 2009, the Government of Saskatchewan introduced in the Provincial Legislature Bill 95:  The Management and Reduction of Greenhouse Gases Act.  Bill 95 proposes a policy and regulatory framework for reducing GHG emissions in Saskatchewan.  The Bill proposes a new provincial target for a 20% reduction in GHG emissions by 2020, which is consistent with proposed federal target and different than the 32% reduction previously proposed by the Government of Saskatchewan.   The specific GHG emission reduction requirements, and the industries required to meet those reductions, as well as details on the methods by which reductions may be achieved, are to be set by further regulations expected in the Fall of 2009.

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

American Climate Change Legislation Could Negatively Affect Markets for Crude and Synthetic Crude Oil

Environmental legislation regulating carbon fuel standards in jurisdictions that import crude and synthetic crude oil in the United States could result in increased costs and/or reduced revenue.  For example, both California and the United States federal governments have passed legislation which, in some circumstances, considers the lifecycle greenhouse gas emissions of purchased fuel and which may negatively affect our business, or require the purchase of emissions credits, which may not be economically feasible.

Abandonment and Reclamation Costs

We are responsible for compliance with terms and conditions of environmental and regulatory approvals and all laws and regulations regarding the abandonment of a project and reclamation of its lands at the end of its economic life, which abandonment and reclamation costs may be substantial. A breach of such legislation and/or regulations may result in the issuance of remedial orders, the suspension of approvals, the seizure of posted security or the imposition of fines and penalties, including an order for cessation of operations at the site until satisfactory remedies are made. All delineation wells are abandoned and reclaimed immediately and these costs are included with our exploration costs incurred. At April 30, 2009, we estimate the total undiscounted inflation-adjusted amount required to settle the asset retirement obligations in respect of the Company’s wells and facilities is approximately $8.2 million. This estimate includes the costs to reclaim the air strip, camp site, access roads and reservoir test sites. However, since we have yet to determine the commercial viability of the Axe Lake Discovery we cannot with certainty determine a reasonable timeframe in which those costs will be incurred. This estimate could change as the reclamation requirements will be a function of regulatory regulations in place at the time.  In the future we may determine it prudent or be required by applicable laws or regulations to establish and fund one or more reclamation funds to provide for payment of future abandonment and reclamation costs.

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

The Government of Alberta receives royalties on production of natural resources from lands in which it owns the mineral rights. On October 25, 2007, the Government of Alberta announced a new royalty regime. The new regime introduced new royalties for conventional oil, natural gas and bitumen that became effective January 1, 2009 and are linked to commodity prices and production levels and will apply to both new and existing oil sands projects and conventional oil and gas activities.

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

Under the new regime, the Government of Alberta increased its royalty share from oil sands production by introducing price-sensitive formulas which are applied both before and after specified allowed costs have been recovered. The gross royalty starts at one percent of gross bitumen revenue and increased for every dollar that world oil price, as reflected by the West Texas Intermediate (“WTI”) crude oil price, is above CDN$120 per barrel or higher. The net royalty on oil sands starts at 25 percent of net bitumen revenue and increases for every dollar the WTI crude oil price is above CDN$55 per barrel to 40 percent when the WTI crude oil price is CDN$120 per barrel or higher. Prior to the payout of specified allowed costs, including certain exploration and development costs, operating costs and a return allowance, the gross royalty is payable. Once such allowed costs have been recovered, a royalty of the greater of: (a) the gross royalty and (b) the net royalty is payable. The Government of Alberta has announced that it intends to review and, if necessary, revise current rules and enforcement procedures with a view to clearly defining what expenditures will qualify as specified allowed costs.

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

Title Risks

None of the exploration permits and exploration licenses in Saskatchewan and Alberta, nor the Pasquia Hills Oil Shale Prospect permits has been converted to development leases. In the event that we do not meet the regulated requirements or development conditions to convert our permits or licenses to leases or obtain an extension of such development requirements, our right to explore for bitumen or oil shale, as applicable, may be lost. We are satisfied that we have good and proper right, title and interest in and to the permits, licenses and leases that we intend to exploit. However, we have not obtained title opinions on any of our interests. Accordingly, ownership of the oil sands and oil shale exploration rights could be subject to prior unregistered agreements or interests or undetected claims or interests.

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

Operational Hazards

Our exploration and development activities are subject to the customary hazards of operation in remote areas, such as fires and explosions. A casualty occurrence might result in the loss of equipment or life, as well as injury, property damage or other liability. While we maintain limited insurance to cover current operations, our property and liability insurance may not be sufficient to cover any such casualty occurrences or disruptions. Equipment failures could result in damage to our facilities and liability to third parties against which we may not be able to fully insure or may elect not to insure because of high premium costs or for other reasons. Our operations could be interrupted by natural disasters or other events beyond our control. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on our  business, our financial condition and results of our operations.

Competitive Risks

The Canadian and international petroleum industry is highly competitive in all aspects, including the exploration for, and the development of, new sources of supply, the acquisition of oil interests and the distribution and marketing of petroleum products. A number of competing companies are engaged in the oil sands business and are actively exploring for and delineating their resource bases. Some of our competitors have announced plans to begin production of synthetic crude oil, or to expand existing operations. If these plans are affected, they could materially increase the supply of synthetic crude oil and other competing crude oil products in the marketplace and adversely affect plans for development of our lands.

The Loss of Current Management may Make it Difficult for us to Operate

Investors must rely upon the ability, expertise, judgment, discretion, integrity and good faith of our management and directors. The Company’s success is dependent upon its management and key personnel. We do not maintain key-man insurance for any of our employees.  The unexpected loss or departure of any of our key officers and employees could be detrimental to our future success.

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

RISKS RELATING TO OUR COMMON STOCK

We Have Numerous Outstanding Options, Warrants and Commitments to Issue Shares, Which May Adversely Affect The Price of Our Common Stock

As of June 19, 2009, we have reserved 48,360,482 shares of our common stock for issuance upon exercise of outstanding options under plans and warrants at prices as low as $0.71 per share. The Company has also reserved 1,388,567 shares of common stock to be issued on settlement of debt of a former subsidiary. Pursuant to the Reorganization Agreement with OQI Sask dated August 14, 2006, the Company is required to issue up to 76,504,304 shares of its common stock for all of the OQI Sask Exchangeable Shares (including warrants and options to acquire) issued upon the closing (the “Reorganization”). As of June 19, 2009, 38,291,938 OQI Sask Exchangeable Shares have already been exchanged for shares of our common stock, 768,131 OQI Sask Options were cancelled and up to an additional 37,444,235 OQI Sask Exchangeable Shares may be exchanged for common stock. Any sale into the public market of our common stock purchased privately at prices below the current market price could be expected to have a depressive effect on the market price of our common stock.

Future Sales of our Common Stock May Cause our Stock Price to Decline

Our stock price may decline due to future sales of our shares or the perception that such sales may occur.   The Board of Directors of the Company has discretion to determine the issue price and the terms of issue of shares of our common stock.  Such future issuances may be dilutive to investors.  Holders of shares of common stock have no preemptive rights under our articles of incorporation to participate in any future offerings of securities.

If we issue additional shares of common stock in private financings under an exemption from the registration requirements, then those shares will constitute “restricted shares” as defined in Rule 144 under the Securities Act of 1933 (the “1933 Act”). The restricted shares may only be sold if they are registered under the 1933 Act, or sold under Rule 144, or another exemption from registration under the 1933 Act.

Some of our outstanding restricted shares of common stock are either eligible for sale pursuant to Rule 144 or have been registered under the 1933 Act for resale by the holders. We are unable to estimate the amount, timing, or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market may cause the stock’s market price to decline.

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

Issuance of Preferred Stock and Our Anti-Takeover Provisions Could Delay or Prevent a Change in Control and May Adversely Affect our Common Stock

We are authorized to issue 10,000,000 shares of preferred stock which may be issued in series from time to time with such designations, rights, preferences and limitations as our Board of Directors may determine by resolution. The rights of the holders of our common stock will be subject to and may be adversely affected by the rights of the holders of any of our preferred stock that may be issued in the future. Issuance of a new series of preferred stock, or providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire, or discourage a third party from acquiring our outstanding shares of common stock. On October 30, 2006, the Company’s shareholders approved staggered terms for the Board of Directors, which could make removal of the Board of Directors more difficult for a third party. The Class A directors will serve until the annual meeting in 2009, the Class B directors until the annual meeting in 2011, and the Class C directors until the annual meeting in 2010, or each until their successors are duly elected or appointed or until their earlier death, resignation or removal. Each term for directors is three years. In addition to a staggered board, our Board of Directors adopted a stockholders rights plan in March 2006 and reserved 250,000 shares of Series A Junior Participating Preferred Stock. This stockholders rights plan could have the effect of discouraging, delaying or preventing an acquisition.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

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

Saskatchewan, Canada Oil Sands Rights

Oil Sands Permits and Licenses

Block	Description	OQI Working Interest	Gross/Net Acres	Permit Date (2)	Term
Oil Sands Permits
PS00205	Township 92, Ranges 22, 23, 24, 25 (partial), West of the 3rd Meridian	100%	84,942	Jun 1/04	5 yrs
PS00206	Township 93, Ranges 22, 23, 24, 25 (partial), West of the 3rd Meridian	100%	81,108	Jun 1/04	5 yrs
PS00208(1)	Township 94, Ranges 22, 23, 24, 25 (partial), West of the 3rd Meridian	100%	81,012	Jun 1/04	5 yrs
PS00210(1)	Township 95, Ranges 22, 23, 24, 25 (partial), West of the 3rd Meridian	100%	79,620	Jun 1/04	5 yrs
PS00212	Township 96, Ranges 22, 23, 24, 25 (partial), West of the 3rd Meridian	100%	79,592	Jun 1/04	5 yrs
PS00213	Township 97, Ranges 22, 23, 24, 25 (partial), West of the 3rd Meridian	100%	79,520	Jun 1/04	5 yrs
PS00215	Township 98, Ranges 22, 23, 24, 25 (partial), West of the 3rd Meridian	100%	22,286	Jun 1/04	5 yrs
Oil Sands Licenses
OSL00001	Township 91, Ranges 21 (partial), 22 (partial), West of the 3rd Meridian	100%	23,040	Aug 13/07	5 yrs
OSL00002	Township 90, Ranges 23 (partial), 24 (partial), 25 (partial), West of the 3rd Meridian	100%	23,040	Aug 13/07	5 yrs
OSL00003	Township 91, Range 23, West of the 3rd Meridian	100%	23,040	Aug 13/07	5 yrs
OSL00005	Township 90, Range 26 (partial), West of the 3rd Meridian	100%	21,120	Aug 13/07	5 yrs
OSL00006	Township 91, Range 25 (partial), West of the 3rd Meridian	100%	19,680	Aug 13/07	5 yrs
Total			618,000
(1)	The Axe Lake Discovery covers a portion of these permits – see details below under “Axe Lake Discovery”
(2)	The Company applied for and received the first of three one-year extensions of the permits as allowed under the regulation to May 31, 2010.

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

The permits are subject to annual rental payments and certain levels of expenditures annually pursuant to the terms of the permits and government regulations. On May 7, 2007, the province updated the Oil Shale Regulations, 1964 requiring an increase to annual rentals of $0.08 ($0.10 CDN) per acre for the remaining term of the permits. The required exploration expenditures to hold the permits were also increased to $0.68 ($0.81 CDN) per acre for each of the remaining years of the permits and $1.01 ($1.21 CDN) per acre for each year that the permits are extended. OQI is in compliance with the current expenditure requirements.

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

Oil Sands Licenses

On August 13, 2007, the Company acquired five oil sands licenses from the Province of Saskatchewan totaling 109,920 acres granted under the Petroleum and Natural Gas Regulations, 1969, as amended, revised or substituted from time to time, for a term of five years. The licenses provide for the exclusive right to search for oil sands on the lands granted and to win, recover, extract, carry off, dispose of and sell the oils sands products found on the license lands. The oil sands licenses provide the opportunity to convert up to 100% of the licenses to a production lease on the basis of one section of land for every well that intersects an oil sands zone. Licenses require annual rental payments of $0.59 ($0.71 CDN) per acre. The Company has paid all required annual rental payments for the licenses granted.

Alberta, Canada Oil Sands Rights

Block	Description	OQI Working Interest	Gross/Net Acres	Grant Date	Term
Oil Sands Permits
Raven Ridge Prospect
7007030939	North half of the Township 92, Range 1, West of the 4th Meridian	100%	11,386	Mar 22/07	5 yrs
7007030940	East half of Township 93 and 94, Range 1, West of the 4th Meridian	100%	22,773	Mar 22/07	5 yrs
7007030941	West half of Township 93 and 94, excluding sections 33 and 34, Range 1, West of the 4th Meridian	100%	21,508	Mar 22/07	5 yrs
7006080098	South half of the Township 92, Range 1, West of the 4th Meridian	100%	11,386	Aug 10/06	5 yrs
Wallace Creek Prospect
7008010298	Township 96, Range 1, West of the 4th Meridian	100%	22,773	Jan 24/08	5 yrs
7008010299	Township 96, Range 2, West of the 4th Meridian	100%	22,773	Jan 24/08	5 yrs
Oil Sands Lease
Eagles Nest Prospect
7405080355	Township 101, Range 13, West of the 4th Meridian	100%	22,773	Aug 25/05	15 yrs
Total			135,372

Oil Sands Permits

Raven Ridge Prospect and Raven Ridge Discovery

During the year ended April 30, 2007, the Company acquired four oil sands permits totaling 67,053 acres (“Raven Ridge Prospect”) in a public offering of Crown Oil Sands. The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements which requires the drilling of at least one delineation core test well per section over the permit term. Permits are granted for a five-year primary term and require annual rental payments of $1.19 ($1.42 CDN) per acre. Following the evaluation of the 2007/2008 Exploration program, we announced a discovery in the Raven Ridge Prospect area. The area of the resource estimate within the Raven Ridge Discovery covers approximately ten sections located within Townships 93 and 94, Range 1W4 in Alberta, directly to the east of the Axe Lake Discovery area.

Wallace Creek Prospect

On January 23, 2008, the Company acquired two oil sands permits totaling 45,546 acres (“Wallace Creek Prospect”) in a public offering of Crown Oil Sands Rights. The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements which requires the drilling of at least one delineation core test well per section over the permit term. Permits are granted for a five-year primary term and require annual rental payments of $1.19 ($1.42 CDN) per acre.

Oil Sands Lease

Eagles Nest Prospect

Township acquired Alberta Oil Sands Lease No. 7405080355, the “Eagles Nest Prospect”, in an Alberta Crown Sale. The lease was granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The lease provides the exclusive right to drill for, win, work and recover together with the right to remove oil sands from the lease lands for a term of 15 years and for so long after that term as the lease is permitted to continue under the Mines and Minerals Act, Alberta. The annual lease rental payable to the Province of Alberta for the Eagles Nest Prospect is $27,015 ($32,256 CDN) per year. The Company has paid the required annual lease rentals to maintain the lease in good standing.

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

Oil Shale Permits – Pasquia Hills Oil Shale Prospect

The oil shale permits were granted by the Province of Saskatchewan under the Oil Shale Regulations, 1964, as amended, revised or substituted from time to time for a term of five years. The permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease, pursuant to these regulations has been granted. The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, as required. The annual rental payable in advance was $0.04 ($0.05 CDN) per acre for the current (first) year. On May 7, 2007, the province updated the regulations requiring annual rentals of $0.08 ($0.10 CDN) per acre for the remaining term of the permit. The required exploration expenditures to hold the permits were also increased to $0.34 ($0.40 CDN) per acre for the second year of the permits, $0.68 ($0.81 CDN) per acre for the last three years of the permits and $1.01 ($1.21 CDN) per acre for each year that the permit is extended, as required.

On August 13, 2007, the Company acquired one additional oil shale exploration permit granted under the Petroleum and Natural Gas Regulations, 1969 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years totaling 83,769 acres in the same area near Hudson Bay, Saskatchewan. The permits provide for the right, license, privilege and authority to explore for oil shale within the permit lands. The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, if required. This oil shale permit was acquired under a land sale work commitment bid for the first two years of the permit. The Company bid a total work commitment of $252,570 ($301,568 CDN) to be incurred during the first two years of the permit and the permit requires a further work commitment of $0.68 ($0.81 CDN) per acre for the last three years and $1.01 ($1.21 CDN) for each extension year plus annual rental payments of $0.08 ($0.10 CDN) per acre.

The Company has paid the required annual rental payments to maintain the permits in good standing.

Oil and Gas Wells

The Company is an exploration company active in the non-conventional areas of oil sands and oil shales, exploring for commercial quantities of bitumen and kerogen, respectively. As such, the wells it has drilled to date are not anticipated to produce substances and are resource delineation wells, solely. All wells are abandoned immediately upon completing the drilling and testing of the resource potential. The following table sets forth the number of resource delineation wells in which the Company drilled and held a working interest as at April 30, 2009. All of the Company’s wells are located onshore, in the provinces of Saskatchewan and Alberta, Canada.

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

Information Concerning Abandonment and Reclamation Costs

All delineation wells are abandoned and reclaimed immediately and these costs are included with our exploration costs incurred. As at April 30, 2009, we estimate the total undiscounted inflation – adjusted amount required to settle the asset retirement obligations in respect of the Company’s wells and facilities is approximately $8.2 million. This estimate includes the costs to reclaim the air strip, camp site, access roads and reservoir test sites which are being brought into income over a period of 10 to 30 years. The initial measurement of an asset retirement obligation is recorded as a liability at its fair value, with an offsetting asset retirement cost recorded as an increase to property and equipment or exploration expense. This estimate could change as the reclamation requirements will be a function of regulatory regulations in place at the time.

Tax Horizon

No income taxes will be payable until a revenue-generating project has been identified and completed. No project has been identified at this time and no taxes will be payable in the near future.

Costs Incurred

Costs incurred by the Company on its properties during the year ended April 30, 2009 are summarized as follows (in $US):

Property acquisition costs	$5,866,533
Exploration costs	$71,987,066
Development costs	—
Total	$77,853,599

Exploration and Development Activities

The following table sets forth the number of oil sands exploratory resource delineation wells, which the Company drilled during its fiscal year ended April 30, 2009.

	Exploratory Wells
	Gross	Net
Delineation Wells	155	155
Reservoir Test Wells	4	4
Environmental Wells	16	16
Gas Wells	—	—
Service Wells	—	—
Dry Wells	—	—
Total Completed Drill Holes	175	175

For a complete description of our most important current and likely exploration and development activities, see Part 1, Item 1 “Description of Business — Activities to Date” and “Outlook”.

Production

Effective April 30, 2009, we did not have any production or production revenue on any of our properties.

Item 3.  LEGAL PROCEEDINGS

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PRUCAHSES OF EQUITY SECURITIES

Market Information

The Company’s common stock commenced trading on the NYSE Amex LLC (previously known as the American Stock Exchange) the “NYSE Amex” on August 24, 2006 under the symbol BQI. Prior to that date the Company’s common stock was traded on the NASD OTC Bulletin Board under the symbol CWPC. The following table sets forth the high and low sales prices of the Company’s common stock for each quarterly period during the last two fiscal years as reported by the NYSE Amex.

	Fiscal Quarter	High Sales Price	Low Sales Price
Fiscal Year End April 30, 2009	4th Quarter (2/1/09 — 4/30/09)	$1.35	$0.63
	3rd Quarter (11/1/08 — 1/31/09)	$1.77	$0.59
	2nd Quarter (8/1/08 — 10/31/08)	$4.85	$1.01
	1st Quarter (5/1/08 — 7/31/08)	$6.95	$3.99
Fiscal Year End April 30, 2008	4th Quarter (2/1/08 — 4/30/08)	$5.01	$3.18
	3rd Quarter (11/1/07 — 1/31/07)	$6.38	$3.00
	2nd Quarter (8/1/07 — 10/31/07)	$5.53	$3.81
	1st Quarter (5/1/07 — 7/31/07)	$4.44	$2.40

The closing sales price of the common stock as reported on June 19, 2009 was $1.04 per share.

Holders

As of June 19, 2009, there were 209 holders of record of the Company’s common stock. This does not include persons who hold our common stock in brokerage accounts and otherwise in “street name.”

Dividends

The Company did not declare or pay cash or other dividends on its common stock during the past three fiscal years. Payment of dividends by the Company will depend upon the Company’s financial condition, results of operations, capital requirements and such other factors as the Board of Directors of the Company may deem relevant.

Equity Compensation Plan Information

The following table sets forth information as of April 30, 2009 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	24,497,932	(1)	$4.14	3,846,856	(3)
Equity Compensation Plans Not Approved by Stockholders	0	(2)	$0.0	1,200,000
TOTAL	24,579,144	(1)(2)	$4.14	16,371,750
____________

(1)	Includes: options to acquire 24,497,932 shares of common stock under the Company’s 2006 Stock Option Plan.

(2)
All outstanding options to acquire shares of common stock under the Company’s 2005b Stock Option Plan were exercised during the year ended April 30, 2008. The Company does not intend to issue any more securities under this plan.

(3)
The aggregate number of securities issuable under the 2006 Stock Option Plan is the lesser of: (A) 15% of the total outstanding shares of the Company’s common stock, or (B) 30,000,000. As of April 30, 2009, the number of securities available for issuance under the 2006 Stock Option Plan is 3,846,856 (calculated as 30,000,000 maximum less 29,093,000 granted, less 44,000 bonus shares issued plus 2,983,856 forfeited).

Performance Graphs

The following line graph compares cumulative total stockholder returns for the five years ended April 30, 2009 for (i) our common stock, (ii) the Standard & Poor’s 500 Stock Index and (iii) the Amex Oil Index. The graph assumes an investment of $100 on April 30, 2004. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

Five Year Performance History
1800%
1600%
1400%
1200%
1000%
800%
600%
400%
200%
0%
-200%
2004
2005
2006
2007
2008
2009
Year ended April 30th
Oilsands Quest Inc
S&P 500
Amex Oil Index

The following line graph compares cumulative total stockholder returns since August 24, 2006 (the date the Company first listed on the NYSE Amex (formerly the American Stock Exchange) for (i) our common stock, the (ii) the Standard & Poor’s 500 Stock Index and (iii) the Amex Oil Index. The graph assumes an investment of $100 on August 24, 2006. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

Repurchases of Equity Securities

The Company did not repurchase any equity securities during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

There have not been any sales by the Company of equity securities in the last fiscal year that have not been registered under the 1933 Act, except as previously reported by the Company on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

	Year Ended
(in thousands, except per share amounts)	April 30, 2009	April 30, 2008	April 30, 2007	April 30, 2006	April 30, 2005
Summary of Operations
Operating loss(1)	$108,628	$125,100	$90,877	$55,540	$5,244
Loss from operations	$90,473	$91,031	$86,263	$52,641	$5,109
Loss from operations per common share	$0.35	$0.40	$0.50	$0.64	$0.16
Total Assets	$435,185	$510,119	$438,217	$47,238	$12,574
Long Term Obligations	$5,382	$8,183	$3,075	$—	$163
Balance Sheet Data
Cash and cash equivalents	$6,986	$26,498	$32,394	$16,127	$1,022
Short-term investments	$25,209	$19,812	$2,000	$6,000	$—
Working capital	$24,885	$34,226	$5,819	$3,838	$(1,766)
Stockholders’ equity	$355,588	$399,766	$295,155	$18,246	$5,810
____________

(1)	Defined as loss before income taxes and minority interest

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis presents management’s perspective of our business, financial condition and overall performance. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis relates to the following topics:

—	Overview of Business

—	Overview of 2009 Results and Outlook

—	Liquidity and Capital Resources

—	Changes in Financial Condition and Results of Operations

—	Share Capital

—	Critical Accounting Policies

—	Contractual Cash Obligations

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

Overview of 2009 Results and Outlook

During the year ended April 30, 2009, the Company’s activities included an exploration drilling program of 57 delineation test wells on its permit lands in Saskatchewan and Alberta, advancement of its pre-commercialization evaluation studies on and reservoir test program on its Axe Lake Discovery, a comprehensive 2-D and 3-D seismic program in Saskatchewan and on adjacent Alberta permits, and an extensive environmental program consisting of monitoring and baseline assessment studies.

During the year ended April 30, 2009, we raised $144.4 million, net of issuance costs, through private placement share issuances, a marketed public offering and proceeds of warrant and option exercises to fund these activities and future programs.

Operations Summary:

Exploration Program

In the fall of 2008, we drilled 31 exploration and delineation test wells in the Axe Lake area, and three exploration test wells in Saskatchewan. In early 2009, we drilled 23 exploration and delineation test wells in Raven Ridge. Evaluation of the drilling data is currently underway. A 25 mile (40 kilometer) 2-D seismic program was conducted on Saskatchewan permits which have not been explored by us through drilling or seismic exploration. We are also continuing with the interpretation of the 1,847 kilometers (1,149 miles) of 2-D and 3-D seismic data collected and processed in the 2007/2008 winter program, which is aiding in the characterization of the reservoir and adjacent formation specific to our three test sites at Axe Lake and the reservoirs at Raven Ridge and in assessing the geological structures on our lands.

For a more detailed discussion on the Company’s exploration program and results see Part I, Item 1, “Description of Business – Activities To Date” and Part I, Item 2, “Properties and Statement of Oil and Gas Information”.

Axe Lake Discovery — Reservoir Development Activities

At Test Site 1, we drilled and completed six vertical test holes and drilled three 750-metre horizontal holes (300 metres length within the reservoir). We have procured the horizontal well instrumentation strings necessary to measure the temperature and pressure in the reservoir. We have completed construction of water treatment, steam generation and extraction collection facilities, which includes three steam generators, two diesel power generators, water/oil treatment and oil handling equipment, control systems and eight heated liquid storage tanks to support related Test Site 1 activities. We are nearing completion on the vertical well modules and the supporting electrical and data acquisition systems.

During the year we continued to work on comprehensive simulation studies to develop guidelines on how to best operate the recovery process for the six vertical multi-purpose test holes for the Axe Lake Test Site 1 reservoir test program. The numerical reservoir simulation studies and the supporting laboratory experiments focused on demonstrating fluid mobility and communication between the vertical wells along the bottom of the oil sands reservoir. A comprehensive reservoir monitoring program to support the reservoir test program for the six vertical test holes and three horizontal wells has been developed which includes pressure and temperature monitoring, actual performance versus modeled performance and possible geophysical logging.

Also at Test Site 1, we completed two mini-frac tests that successfully measured the relevant geo-mechanical properties of the oil sands reservoir, as well as the the overburden and underburden close to the oil sands reservoir. Calibration of the numerical reservoir simulation tools to the mini-frac tests by conventional history matching techniques is near completion and will support the detailed planning of the initial cold water injection test.

At Test Site 2, the front-end engineering and design work on a facility for solvent testings using hot propane vapor, initiated earlier in the year, is now complete. Construction has been deferred until funding is in place for these tests.

At Test Site 3, we are conducting initial low energy tests using a custom, downhole electrical heater. We measure pressures and temperatures at ten different locations inside the oil sands reservoir. This information has been used for preliminary calibration of our reservoir simulator. Information from the simulator will help maximize the efficiency of the steaming tests on the vertical well program at Test Site 1. We have drilled, completed and instrumented two vertical test holes together with the supporting infrastructure. Ongoing heating of the reservoir was initiated in late October 2008 and re-commenced in mid-January of 2009 with the heater placed at the depth of the Devonian underburden. In April of 2009, the heater was raised at the bottom of the oil sands reservoir and heating was continued. The data gathered from these low energy tests will provide the Company with preliminary in-situ reservoir performance data to be used for simulation modeling in preparation for hot water and steam injection at Test Site 1 and in the continued planning for Test Sites 2 and 3. The program at Test Site 3 has enabled the determination of critical reservoir properties such as effective thermal conductivity and the initial low energy test is nearing completion subject to regulatory and management approvals with the determination of relative permeability of the reservoir at different temperatures.

Abandonment and Reclamation Costs

We are responsible for compliance with terms and conditions of environmental and regulatory approvals and all laws and regulations regarding the abandonment of a project and reclamation of its lands at the end of its economic life, which abandonment and reclamation costs may be substantial. A breach of such legislation and/or regulations may result in the issuance of remedial orders, the suspension of approvals, or the imposition of fines and penalties, including an order for cessation of operations at the site until satisfactory remedies are made. As at April 30, 2009, we estimate the total undiscounted inflation-adjusted amount required to settle the asset retirement obligations in respect of the Company’s wells and facilities is approximately $8.2 million. This estimate includes the costs to reclaim the air strip, camp site, access roads and reservoir test sites which are being brought into income over a period of 10 to 30 years. The initial measurement of an asset retirement obligation is recorded as a liability at its fair value, with an offsetting asset retirement cost recorded as an increase to property and equipment or exploration expense

Liquidity and Capital Resources

We have sufficient funds to carry out our planned activities over the next twelve months. If we accelerate commercial development at Axe Lake or any of our other prospects, our cash requirements will increase significantly.  Additional funding may also be required if our current planned activities are changed in scope or if actual costs differ from estimates of current plans. We believe the Company will have access to sufficient funding and sources of capital for its planned activities to April 30, 2010. Because we constantly and actively monitor our expenditure budgets, if sufficient funding is not available we can adjust our expenditure plans based on available cash. We plan to fund future operations by way of financing, including a public offering or private placement of equity or debt securities. Our development strategy also includes considering partners on a joint venture basis on our specific projects to fund the development of such projects in a timely and responsible manner. However, there is no assurance that debt or equity financing or joint venture partner arrangements will be available to us on acceptable terms, if at all, to meet these requirements. The Company has no revenues, and its operating results, profitability and the future rate of growth depend solely on management’s ability to successfully implement the business plans and on the ability to raise further funding.

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

On June 17, 2008, the Company issued 640,000 shares of the Company’s common stock as part of the consideration provided for the purchase of the rights of the remaining external partners under the Triple 7 Joint Venture Agreement in the Eagles Nest Prospect.

On October 3, 2008, the Company issued 6,008,156 shares of common stock on a flow-through basis at a price of $3.675CDN ($3.40 US) per share for gross proceeds of $22,079,973 CDN (US$20,421,727) pursuant to a non-brokered private placement. These proceeds must be used for exploration in Canada and the tax benefits from that exploration will flow through to the subscribers.

On October 3, 2008, the Company issued a further 4,800,000 shares of common stock on a flow-through basis at a price of $3.675CDN ($3.40 US) per share for gross proceeds of $17,640,000 CDN (US$16,315,204) pursuant to a private placement. The Company paid an aggregate of $970,200 CDN (US$898,369) in fees to the agents pursuant to an agency agreement.  These proceeds must be used for exploration in Canada and the tax benefits from that exploration will flow through to the subscribers.

Under the terms of the flow-through shares issued on October 3, 2008, the Company renounced the tax benefits of the related expenditures to the subscribers effective December 31, 2008. As at April 30, 2009, approximately CDN $26.3 million has been expended on exploration in Canada leaving approximately CDN $13.4 million ($11.2 million US) to be incurred.

The October 3, 2008 flow-through shares were issued at a premium to the then market price in recognition of the tax benefits accruing to subscribers. In accordance with US GAAP the premium was originally recorded as a current liability and then it was drawn down as a reduction of deferred tax expense as the exploration expenditures were incurred.

Subsequent to April 30, 2009, the Company issued 35,075,000 units at a price of $0.85 per unit for gross proceeds of $29,813,750 pursuant to a marketed public offer. Each unit was comprised of one share of common stock and one-half of a share of common stock purchase warrant with each whole warrant entitling the holder to purchase one share of common stock of the Company for $1.10 per share until May 12, 2011.

Changes in Financial Condition and Results of Operations

During the year ended April 30, 2009, the primary focus of the Company was on the engineering and construction of the testing facilities at Test Sites 1 and 3, the continued delineation of the Axe Lake and Raven Ridge discoveries and completing the acquisition of all the remaining rights of the external joint venture partners to the Triple 7 Joint Venture Agreement.

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

Net Loss

Year ended April 30, 2009 as compared to year ended April 30, 2008. The Company experienced a net loss of $90,472,720 or $0.35 per share for the year ended April 30, 2009 as compared to a net loss of $91,031,316 or $0.40 per share for the year ended April 30, 2008. The Company expects to continue to incur operating losses and will continue to be dependent on additional equity or debt sales and/or property joint ventures to fund its activities in the future.

Year ended April 30, 2008 as compared to year ended April 30, 2007. The Company experienced a net loss of $91,031,316 or $0.40 per share for the year ended April 30, 2008 as compared to a net loss of $86,262,516 or $0.50 per share for the year ended April 30, 2007.

Exploration costs

Year ended April 30, 2009 as compared to year ended April 30, 2008. Exploration costs for the year ended April 30, 2009 were $71,987,066 (2008 — $96,419,694). Exploration costs in the current year relate to drilling, seismic, environmental, engineering and construction costs associated with Test Sites 1 and 3 on our Saskatchewan and Alberta permits. Approximately $27.5 million was spent on drilling engineering and construction costs on Test 1 and 3 programs and the balance of costs relates to exploration and related environmental monitoring activity of which approximately 65% was spent in Saskatchewan and 35% was spent in Alberta. Our desire to decrease our expenditures in response to the current conditions in the global and financial markets is the main reason for the decrease from 2008 to 2009.

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

General and administrative

Corporate

Year ended April 30, 2009 as compared to year ended April 30, 2008. General and administrative expenses settled with cash increased from $11,269,873 in 2008 to $14,075,520 in 2009. Expenditures for the ended April 30, 2009 consist of salaries ($7.2 million), legal and other professional fees ($3.1 million) and general office costs ($3.8 million). Expenditures for the year ended April 30, 2008 consist of salaries ($5.5 million), legal and other professional fees ($2.4 million) and general office costs ($3.4 million). Increases in costs in the current fiscal year as compared to the prior year are mainly associated with the cost of assembling the executive, professional and technical team required to execute the Company’s plans.

Year ended April 30, 2008 as compared to year ended April 30, 2007. General and administrative expenses settled with cash increased from $10,576,994 in 2007 to $11,269,873 in 2008. The increase in total costs year over year is not significant. Increases in certain costs (salaries and professional fees) were offset by reductions in other areas (2007 included one time reorganization costs).

Stock-based compensation

Year ended April 30, 2009 as compared to year ended April 30, 2008. Stock-based compensation expense for the year ended April 30, 2009 of $17,311,893 (2008 — $19,247,333) consists of stock-based consideration related to the issuance of options to directors, officers, employees and consultants and to bonus shares issued to employees. The fair value of the stock options was estimated using the Black-Scholes valuation model consistent with the provisions of SFAS No. 123R. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the expected price volatility determined using the historical volatility of the Company’s common stock. OQI has unrecognized stock-based compensation costs of $11,433,179 related to unvested options which will be recognized in future periods as the options vest. The decrease in stock based compensation occurred as a result of the resignation of an officer. The Company modified the terms of unvested awards that would have otherwise been forfeited which resulted in a reversal of cumulative compensation costs on the awards and immediate expensing of the modification-date fair value of the modified awards for a net reversal of $2 million.  Stock-based compensation is a non-cash expense. The average value of the stock options using the Black-Scholes valuation model issued during the year ended April 30, 2009 was $1.93 (2008 - $3.69). The year over year decline in the average value of stock options is due to the decline in the market value of the Company’s stock.

Year ended April 30, 2008 as compared to year ended April 30, 2007. Stock-based compensation expense for the year ended April 30, 2008 of $19,247,333 (2007 — $54,510,209) consists of stock-based compensation related to the issuance of options to directors, officers, employees and consultants and to bonus shares issued to employees. The fair value of the stock options was estimated using the Black-Scholes valuation model consistent with the provisions of SFAS No. 123R. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the expected price volatility determined using the historical volatility of the Company’s common stock. OQI has unrecognized stock-based compensation costs of $12,607,254 related to unvested options which will be recognized in future periods as the options vest. The large decrease in Stock-based consideration in 2008 is due to the vesting terms of the stock options that were granted in 2007. Approximately 3.9 million stock options that were granted in 2007 vested in that same year compared to only 1.4 million stock options that were granted in 2008. Stock based compensation is a non-cash expense. Stock based compensation also decreased as approximately $10 million was recognized on combination of OQI Sask in fiscal 2007.

Foreign Exchange Loss

Year ended April 30, 2009 as compared to year ended April 30, 2008. Foreign exchange loss of $4,779,535 (2008 — gain of  $440,636) resulted from holding Canadian dollar cash in the parent company with a US dollar functional currency when the value of the Canadian dollar declined as compared to the U.S. dollar.

Year ended April 30, 2008 as compared to year ended April 30, 2007. Foreign exchange gain of $440,636 (2007 — loss of  $74,803) resulted from holding Canadian dollar cash in the parent company with a US dollar functional currency when the value of the Canadian dollar increased as compared to the U.S. dollar.

Depreciation and accretion

Year ended April 30, 2009 as compared to year ended April 30, 2008. Depreciation and accretion expense of $1,563,927 (2008 — $1,072,565) relates to camp facilities, equipment and corporate assets. Accretion expense relates to the asset retirement obligation recognized on the airstrip, camp site, access road, and the reservoir test sites which are being brought into income over a period of 10 to 30 years.

Year ended April 30, 2008 as compared to year ended April 30, 2007. Depreciation expense of $1,072,565 (2007 — $367,827) relates to camp facilities.

Interest income

Year ended April 30, 2009 as compared to year ended April 30, 2008. Interest income of $1,089,483 (2008 — $2,468,694) was recognized in fiscal 2009 because the Company had pre-funded its 2009 exploration and reservoir testing programs resulting in cash on hand which was invested in short-term deposits. The decrease in interest income is due to significant reductions in interest rates.

Year ended April 30, 2008 as compared to year ended April 30, 2007. Interest income of $2,468,694 (2007 — $1,530,720) was recognized in fiscal 2008 because the Company had pre-funded its 2008 winter exploration resulting in cash on hand which was invested in short-term deposits.

Income tax benefit

Year ended April 30, 2009 as compared to year ended April 30, 2008. The deferred income tax benefit of $18,155,738 (2008 — $34,068,819) relates to the tax benefit that is generated by expensing all exploration costs. This results in a higher tax basis for the Company’s capital assets when compared to their carrying value.. The deferred tax benefit otherwise reported is reduced by the impact of flow through expenditures: the deferred tax benefit of which flows through to subscribers. Drawdown of the flow through share premium liability decreases the benefit. The net impact for the year was a reduction of the deferred tax benefit in the amount of $4,742,834 (2008 - $6,189,768). The deferred tax liability reported on the balance sheet is mainly related to the book value of property which will not be deductible for tax purposes and is related to the Company’s 2006 acquisition of the non-controlling (minority) interest in OQI Sask. Note 7 to the Financial Statements provides a complete reconciliation of the income tax benefit reported to the amount that would be expected from applying the combined Canadian federal and provincial income tax rate of 27%.

Year ended April 30, 2008 as compared to year ended April 30, 2007. The income tax benefit of $34,068,819 (2007 — ($107,580)) relates to the tax benefit that is generated by expensing all exploration costs. This results in a higher tax basis for the Company’s capital assets when compared to their carrying value. A similar recovery was not seen in 2007 as the majority of the tax benefits realized on the exploration costs were renounced to share holders through the issuance of flow-through shares. Note 7 to the Financial Statements provides a complete reconciliation of the income tax recovery reported to the amount that would be expected from applying the combined Canadian. federal and provincial income tax rate of 27%.

Non-controlling shareholder interest loss

Year ended April 30, 2009 as compared to year ended April 30, 2008. No non-controlling interest loss was recognized in 2009 or 2008 as OQI acquired the non-controlling interest in OQI Sask on August 14, 2006

Year ended April 30, 2008 as compared to year ended April 30, 2007. No non-controlling  interest loss was recognized in 2008 (2007 — $4,722,083) as OQI acquired the non-controlling  interest in OQI Sask on August 14, 2006.

Share Capital

At June 19, 2009, the Company had 276,654,511 shares of common stock issued and outstanding, 24,497,932 options to acquire shares of common stock, and 23,862,500 shares of common stock issuable pursuant to warrants outstanding. The options have a weighted average exercise price of $4.14 per share and 6,325,000 of the warrants have an exercise price of $6.75 per share and the remaining 17,537,500 warrants have an exercise price of $1.10.

At June 19, 2009, OQI’s fully diluted shares of common stock outstanding was 363,847,746 (276,654,511 shares issued and outstanding plus 24,497,932 options, plus 23,862,500 warrants, plus Exchangeable Shares and options to acquire exchangeable shares which can be exchanged into 37,444,235 shares, plus 1,388,567 shares reserved for settlement with creditors of a former subsidiary).

An Exchangeable Share provides the holder with economic terms and voting rights which are, as nearly as practicable, equivalent to those of a share of OQI common stock. The Exchangeable Shares are represented for voting purposes in the aggregate by one Preferred Share. The one Preferred Share represents a number of votes equal to the total outstanding Exchangeable Shares on the applicable record date for the vote submitted to OQI shareholders.

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

A detailed summary of all of the Company’s significant accountings policies and the estimates derived therefrom is included in Note 2 to the Consolidated Financial Statements for the year ended April 30, 2009. While all of the significant accounting policies are important to the Company’s consolidated financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

—	Properties and equipment;

—	Income taxes;

—	Stock-based compensation; and

—	Foreign currency translation.

—	Asset retirement obligations

Properties and equipment

Property represents the capitalized costs of acquisition of natural resource properties, principally the rights to explore for oil sands deposits in the provinces of Alberta and Saskatchewan, Canada and oil shale deposits in the province of Saskatchewan, Canada.

The Company follows the successful efforts method of accounting for its exploration and in-situ oil sands and oil shale exploration activities. Under the successful efforts method, acquisition costs of proved and unproved properties are capitalized. Costs of unproved properties are transferred to proved properties when proved reserves are confirmed. Exploration costs, including geological and geophysical costs, are expensed as incurred. Exploratory drilling costs are initially capitalized. If it is determined that a specific well does not contain proved reserves, the related capitalized exploratory drilling costs are charged to expense. To date all exploration costs have been charged to operations.

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

Significant undeveloped properties are assessed periodically for impairment individually, based on the Company’s current exploration plans and quantifiable evidence of the market value of similar land or geological resources. If impairment is indicated, a valuation allowance is provided.

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

Stock-based compensation

The Company follows the requirements as set out in Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment”. SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s financial statements over the requisite service period. The Company estimates the fair value of stock options using the Black-Scholes valuation model. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the expected price volatility of the Company’s common stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock. Share based payments take the form of stock options granted to employees and non-employees all of which are equity classified.

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

Asset retirement obligations

The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be determined.  Fair value is determined using the present value of the estimated future cash outflows to abandon and reclaim the asset at the Company’s credit-adjusted risk-free interest rate. The initial measurement of an asset retirement obligation is recorded as a liability at its fair value, with an offsetting asset retirement cost recorded as an increase to property and equipment or exploration expense. The asset retirement cost is amortized on the same basis as the remaining property and equipment, while the liability is increased as an accretion expense until it is settled or sold. If the fair value of a recorded asset obligation changes, a revision is recorded to both the asset retirement obligation and the asset retirement cost.

Contractual Cash Obligations

The following summarizes our contractual cash obligations and commercial commitments at April 30, 2009 and the effect such obligations are expected to have on liquidity and cash flows in future periods. Included in the table below are purchase obligations under which we have legal obligations for payments in specific years.

	Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (a)	$5,381,597	$1,083,272	$1,531,459	$1,377,602	$1,389,264

The Company is subject to flow-through share commitments, annual lease rentals, minimum exploration expenditures and work commitments related to its exploration permits, licenses and lease assets. These required expenditures have not been included in the above schedule. For details of these required expenditures see notes 4 and 10 to the Consolidated Financial Statements.
____________

(a)	See Note 15 to the Consolidated Financial Statements, “Commitments”.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Supplementary Data following the signature page of this Annual Report on Form 10-K.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of April 30, 2009, management has conducted, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2009 our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.

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

Management has conducted, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2009 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control — Integrated Framework.  Based on this assessment, management concluded that as of April 30, 2009 the Company’s internal control over financial reporting was not effective and that there existed a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal control over financial reporting as of April 30, 2009 existed as we did not maintain effective processes and controls over the accounting for and reporting of complex and non-routine transactions. Specifically, we did not have sufficient appropriate level of technical knowledge, experience and training in the accounting for asset acquisitions, stock-based compensation, and deferred income taxes. This control deficiency resulted in the restatement of the consolidated financial statements for the years ended April 30, 2008 and 2007 and each of the quarters in fiscal 2009 and 2008.  The restatement of the prior periods also resulted in a material adjustment to the April 30, 2009 financial statement prior to their issuance.

KPMG LLP, our independent registered public accounting firm that audited the financial statements included in the annual report containing the disclosure required by this Item, has performed an audit of internal control over financial reporting.  Their report is included in this annual report on Form 10-K.

Remediation Plan for Material Weakness

We plan to remediate the material weakness described above by consulting with an independent big four accounting firm on complex accounting issues and obtain written analysis of the accounting options available to us.  The analysis would be reviewed with the independent auditors on the appropriateness of the accounting treatment for any new transactions.  We will also amend our period close procedures to include access to independent consultation on technical accounting treatment with respect to highly complex transactions

Item 9B.  Other Information

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 pertaining to directors and corporate governance will be set forth in our definitive proxy statement relating to our 2009 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days of the Company’s fiscal year end of April 30, 2009 and is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 pertaining to executive and director compensation will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS' MATTERS

The information called for by Item 12 pertaining to security ownership of certain beneficial owners and management will be set forth in the Proxy Statement and is incorporated herein by reference.  The information regarding compensation plans under which the Company’s equity securities are authorized for issuance is set forth in Part II, Item 5. “Market for Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities — Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 pertaining to certain relationships and related transactions and director independence will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 pertaining to principal accounting fees and services will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 15.  EXHIBITS

3.1	Articles of Incorporation.(1),(4),(6),(11), (16)

3.2	Bylaws.(17)

4.1	2005b Stock Option Plan.(2)

4.2	2006 Stock Option Plan.(13)

4.3	Rights Agreement, dated as of March 9, 2006, between the Company and Computershare Investor Services, Inc., as Rights Agent.(5)

4.4	Warrant indenture between Oilsands Quest Inc. and Computershare Trust Company of Canada dated December 5, 2007.(14)

10.6	Form of Warrant, dated December 12, 2005.(3)

10.7	Financing Agreement with Oilsands Quest Sask, Inc., November 25, 2005.(3)

10.8	Subscription Agreement with Dynamic Power Hedge Fund, dated December 12, 2005.(3)

10.9	Executive Employment Agreement (Amended and Restated) with T. Murray Wilson, dated September 22, 2006 and as amended effective August 1, 2007.(13)

10.10	Reorganization Agreement, dated June 9, 2006.(7)

10.13	Voting Exchange and Trust Agreement dated August 14, 2006.(8)

10.14	Exchangeable Share Provisions.(8)

10.15	Support Agreement dated August 14, 2006.(8)

10.16	Executive Employment Agreement with Christopher Hopkins dated August 14, 2006.(8)

10.18	Executive Employment Agreement with Errin Kimball dated August 14, 2006.(8)

10.22	Executive Employment Agreement with Erdal Yildirim, dated October 10, 2006.(10)

10.23	Form of Indemnity Agreement.(9)

10.24	Subscription Agreement for Flow-Through Shares, dated March 6, 2007.(13)

10.25	Amending Agreement to Subscription Agreement for Flow-Through Shares, dated May 3, 2007.(13)

10.26	Subscription Agreement between the Company and Subscribers, dated May 3, 2007.(13)

10.27	Underwriting Agreement.(15)

10.28	Consulting Services Agreement with Karim Hirji.(18)

10.29	Executive Employment Agreement with Garth Wong, filed herewith.

21.1	Subsidiaries of the Registrant.(13)

23.1	Consent of Pannell Kerr Forster, filed herewith.

23.2	Consent of KPMG LLP, filed herewith.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
____________

(1)	Incorporated by reference from Form 10-SB, filed October 14, 1999; and Form 8-K, filed November 29, 2004.
(2)	Incorporated by reference from Form SB-2 dated December 29, 2005.
(3)	Incorporated by reference from Form 10-QSB dated March 22, 2006.
(4)	Incorporated by reference from Form 10-QSB dated December 14, 2005.
(5)	Incorporated by reference from Form 8-A dated March 13, 2006.
(6)	Incorporated by reference from Form 8-K dated March 13, 2006.
(7)	Incorporated by reference from Form 8-K dated June 14, 2006.
(8)	Incorporated by reference from Form 8-K dated August 17, 2006.
(9)	Incorporated by reference herein from Form 10-QSB filed March 15, 2007
(10)	Incorporated by reference herein from Form 8-K dated October 12, 2006.
(11)	Incorporated by reference herein from Form 10-QSB filed December 15, 2006.
(12)	Incorporated by reference herein from Form 8-K filed August 21, 2006.
(13)	Incorporated by reference herein from Form 10-KSB filed July 30, 2007.
(14)	Incorporated by reference herein from Form 8-K filed December 5, 2007.
(15)	Incorporated by reference herein from Form 10-K filed November 23, 2007.
(16)	Incorporated by reference herein from Form 8-K filed October 21, 2008.
(17)	Incorporated by reference herein from 10-K filed June 21, 2008.
(18)	Incorporated by reference herein from 10-Q filed March 12, 2009.

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
Garth Wong, Chief Financial Officer (Principal Accounting Officer)

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
Ronald Blakely

OILSANDS QUEST INC.
YEAR ENDED APRIL 30, 2009
CONSOLIDATED FINANCIAL STATEMENTS

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Oilsands Quest Inc.:

We have audited the accompanying consolidated balance sheets of Oilsands Quest Inc. and subsidiaries (a development stage company) as of April 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, comprehensive loss, and cash flows for each of the years in the two-year period ended April 30, 2009 and for the period from inception on April 3, 1998 to April 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The cumulative statements of operations, stockholders’ equity, comprehensive loss and cash flows for the period from April 3, 1998 to April 30, 2009 include amounts for the period from inception on April 3, 1998 to April 30, 2007, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period from inception on April 3, 1998 to April 30, 2007 is based solely on the report of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oilsands Quest Inc. and subsidiaries (a development stage company) as of April 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended April 30, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”), and our report dated July 29, 2009 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Calgary, Alberta
July 29, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Oilsands Quest Inc.:

We have audited Oilsands Quest Inc.’s (the “Company”) (a development stage company)  internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A of the April 30, 2009 Annual Report of Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company not maintaining effective processes and controls over the accounting for and reporting of complex and non-routine transactions has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the April 30, 2009 financial statements of the Company. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the April 30, 2009 consolidated financial statements, and this report does not affect our report dated July 29, 2009, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

(signed) KPMG LLP

Calgary, Canada
July 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS’ AND DIRECTORS OF OILSANDS QUEST INC.
(A Development Stage Company)

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficiency) and cash flows of Oilsands Quest Inc. (a development stage company) for the year ended April 30, 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the results of operations and cash flows of Oilsands Quest Inc. (a development stage company) for the year ended April 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/Pannell Kerr Forster

(Registered with PCAOB as “Smythe Ratcliffe”)

Chartered Accountants

Vancouver, Canada
July 29, 2009.

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Balance Sheets

	April 30, 2009	April 30, 2008

ASSETS
Current Assets:
Cash and cash equivalents	$6,986,099	$26,498,038
Accounts receivable	3,616,793	3,363,642
Short-term investments	25,208,748	19,811,788
Prepaid expenses	337,099	562,593
Available for sale equity securities	60,307	390,733
Total Current Assets	36,209,046	50,626,794

Property and Equipment (note 4)	398,975,468	459,492,571
Total Assets	$435,184,514	$510,119,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (notes 14 and 15)	$3,463,642	$7,311,991
Accrued liabilities	7,111,319	9,088,517
Flow-through share premium liability (note 10 (d))	749,287	-
Total Current Liabilities	11,324,248	16,400,508

Deferred Taxes	65,651,035	93,952,338
Asset Retirement Obligation (note 5)	2,621,439	-
Stockholders’ Equity
Preferred stock, par value of $0.001 each, 10,000,000 shares authorized, 1 Series B Preferred share outstanding (note 3 (a) and 9)	1	1
Common stock, par value of $0.001 each, 750,000,000 shares authorized and 241,559,549 and 213,861,958 shares outstanding at April 30, 2009 and 2008 respectively (notes 10, 11 and 12)	241,559	213,862
Additional Paid-in Capital	711,774,364	602,754,989
Deficit Accumulated During Development Stage	(330,407,420)	(239,934,700)
Accumulated Other Comprehensive (Loss) Income	(26,020,712)	36,732,367
Total Stockholders’ Equity	355,587,792	399,766,519
Total Liabilities and Stockholders’ Equity	$435,184,514	$510,119,365

Commitments and Contingencies (note 15)

Subsequent events (note 16)

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Years Ended April 30,
	2009	2008	2007	From Inception on April 3, 1998 through to April 30, 2009
Expenses
Exploration	$71,987,066	$96,419,694	$26,877,906	$206,257,009
General and administrative
Corporate	14,075,520	11,269,873	10,576,994	43,350,820
Stock-based compensation (notes 10 and 11)	17,311,893	19,247,333	54,510,209	139,426,592
Foreign exchange gain or loss	4,779,535	(440,636)	74,803	4,539,922
Depreciation and accretion	1,563,927	1,072,565	367,827	3,004,319
	109,717,941	127,568,829	92,407,739	396,578,662
Other Items
Interest income	(1,089,483)	(2,468,694)	(1,530,720)	(6,298,670)
Loss before income tax and noncontrolling interest	108,628,458	125,100,135	90,877,019	390,279,992
Deferred income tax (benefit) expense (note 6)	(18,155,738)	(34,068,819)	107,580	(52,178,318)
Loss before noncontrolling interest	90,472,720	91,031,316	90,984,599	338,101,674
Noncontrolling interest (note 7)	-	-	(4,722,083)	(7,694,254)
Net Loss	$90,472,720	$91,031,316	$86,262,516	$330,407,420

Net Loss Per Share – Basic and Diluted	$(0.35)	$(0.40)	$(0.50)
Weighted Average Number of Common Shares Outstanding (note 10)	261,510,084	227,054,265	173,197,834

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

	Common Stock		Preferred Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value

Balance, April 30, 2008	213,861,958	$213,862	1	$1	$602,754,989	$36,732,367	$(239,934,700)	$399,766,519
Common stock issued for:
Cash	23,784,917	23,785	-	-	91,215,543	-	-	91,239,328
Property (note 4 d))	640,000	640	-	-	3,717,760	-	-	3,718,400
Premium on flow-through shares	-	-	-	-	(1,802,753)	-	-	(1,802,753)
Stock option exercises	35,000	35	-	-	165,115	-	-	165,150
Exchange of OQI Sask Exchangeable shares	3,237,674	3,237	-	-	(3,237)	-	-	-
Stock-based compensation cost	-	-		-	17,311,892	-	-	17,311,892
Share issue costs	-	-	-	-	(3,107,870)	-	-	(3,107,870)
Proceeds from exercise of OQI Sask options	-	-	-	-	1,522,925	-	-	1,522,925
Other comprehensive income				-
Transfer of unrealized loss on available-for-sale securities	-	-	-	-	-	167,631	-	167,631
Foreign exchange loss on translation	-	-	-	-	-	(62,920,710)	-	(62,920,710)
Net loss	-	-	-	-	-	-	(90,472,720)	(90,472,720)
Balance April 30, 2009	241,559,549	$241,559	1	$1	$711,774,364	$(26,020,712)	$(330,407,420)	$355,587,792

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

	Common Stock		Preferred Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value

Balance, April 30, 2007	164,624,278	$164,624	1	$1	$440,527,975	$3,365,649	$(148,903,384)	$295,154,865
Common stock issued for:
Cash	41,626,431	41,626	-	-	149,555,186	-	-	149,596,812
Premium on flow-through shares	-	-	-	-	(4,379,276)	-	-	(4,379,276)
Property (note 4a) and (d))	750,000	750	-	-	3,291,752	-	-	3,292,502
Stock-based compensation	44,000	44	-	-	116,387	-	-	116,431
Exchange of OQI Sask Exchangeable shares	6,817,249	6,818	-	-	(6,818)	-	-	-
Stock-based compensation cost	-	-		-	19,130,902	-	-	19,130,902
Share issue costs	-	-	-	-	(7,078,945)	-	-	(7,078,945)
Proceeds from exercise of OQI Sask options and warrants	-	-	-	-	1,597,826	-	-	1,597,826
Other comprehensive income				-
Unrealized loss on available for sale securities	-	-	-	-	-	(141,970)	-	(141,970)
Foreign exchange gain on translation	-	-	-	-	-	33,508,688	-	33,508,688
Net loss	-	-	-	-	-	-	(91,031,316)	(91,031,316)
Balance April 30, 2008	213,861,958	$213,862	1	$1	$602,754,989	$36,732,367	$(239,934,700)	$399,766,519

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

	Common Stock		Preferred Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders Equity
	Shares	Par Value	Shares	Par Value

Balance, April 30, 2006	115,046,408	$115,046	-	$-	$79,806,951	$256,085	$(62,640,868)	$17,537,214
Common stock issued for:
Cash	15,603,175	15,603	-	-	68,306,693	-	-	68,322,296
Premium on flow-through shares	-	-	-	-	(2,535,187)	-	-	(2,535,187)
Settlement of debt	3,523,727	3,524	-	-	18,689,096	-	-	18,692,620
Cashless exercise of warrants	2,213,953	2,214	-	-	(2,214)	-	-	-
Preferred shares issued:
On reorganization (note 9)	-	-	1	1	223,579,501	-	-	223,579,502
Exchange of OQI Sask Exchangeable shares	28,237,015	28,237	-	-	(28,237)	-	-	-
Stock based compensation cost	-	-		-	54,510,209	-	-	54,510,209
Share issue costs	-	-	-	-	(2,854,422)	-	-	(2,854,422)
Proceeds from exercise of OQI Sask options and warrants	-	-	-	-	1,055,585	-	-	1,055,585
Other comprehensive income				-
Unrealized loss on available for sale securities	-	-	-	-	-	(25,661)	-	(25,661)
Foreign exchange gain on translation	-	-	-	-	-	3,135,225	-	3,135,225
Net loss	-	-	-	-	-	-	(86,262,516)	(86,262,516)
Balance April 30, 2007	164,624,278	$164,624	1	$1	$440,527,975	$3,365,649	$(148,903,384)	$295,154,865

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

	Common Stock		Preferred Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Common stock issued at inception on April 3, 1998 for assets	6,000,000	$6,000	-	$-	$91,834	$-	$-	$97,834

Common stock issued for:
Subscription	77,500	78	-	-	36,093	-	-	36,171
Property	17,406,604	17,406	-	-	5,804,233	-	-	5,821,639
Cash	33,651,024	33,651	-	-	30,936,382	-	-	30,970,033
Cashless exercise of warrants and options	10,971,013	10,971	-	-	(10,971)	-	-	-
Services	17,973,611	17,974	-	-	10,835,702	-	-	10,853,676
Settlement of debt	28,966,656	28,966	-	-	9,604,694	-	-	9,633,660
Share issue costs	-	-	-	-	(40,586)	-	-	(40,586)
Stock-based compensation cost	-	-	-	-	1,626,121	-	-	1,626,121
Beneficial conversion feature of Convertible debentures and warrants	-	-	-	-	20,923,449	-	-	20,923,449
Foreign exchange loss on translation	-	-	-	-	-	256,085	-	256,085
Net loss	-	-	-	-	-	-	(62,640,868)	(62,640,868)
Balance April 30, 2006	115,046,408	$115,046	-	$-	$79,806,951	$256,085	$(62,640,868)	$17,537,214

See Notes to Consolidated Financial Statement

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss

	Year Ended April 30,			From Inception on April 3, 1998 through to April 30, 2009
	2009	2008	2007

Net Loss	$90,472,720	$91,031,316	$86,262,516	$330,407,420
Unrealized loss on available for sale securities	-	141,970	25,661	167,631
Transfer of unrealized loss on available for sale securities to net loss	(167,631)	-	-	(167,631)
Exchange (gain) loss on translation	62,920,710	(33,508,688)	(3,135,225)	26,020,712
Comprehensive Loss	$153,225,799	$57,664,598	$83,152,952	$356,428,132

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Years Ended April 30,			From Inception on April 3, 1998 Through to April 30, 2009
	2009	2008	2007

Operating Activities
Net loss	$(90,472,720)	$(91,031,316)	$(86,262,516)	$(330,407,420)
Non-cash adjustments to net loss
Stock-based compensation	17,311,893	19,130,902	54,510,209	92,579,125
Deferred income tax benefit	(18,265,806)	(34,267,640)	107,368	(51,367,213)
Depreciation and accretion	1,563,927	1,072,565	367,827	3,004,319
Operating expenses paid with shares	-	116,431	-	11,070,439
Asset retirement obligation expensed	1,067,715	-	-	1,067,715
Noncontrolling interest	-	-	(4,722,803)	(7,694,254)
Non-cash financing expense	-	-	-	36,472,143
Gain on extinguishment of certain liabilities	-	-	-	(936,469)
Impairment of unproved property	-	-	-	856,359
Realized loss on available for sale securities	498,058	-	-	624,278
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	(606,402)	(2,340,545)	278,371	(3,344,340)
Accounts payable	(3,298,486)	10,915,217	3,774,527	14,861,934

Cash Used in Operating Activities	(92,201,821)	(96,404,386)	(31,946,297)	(233,213,384)
Investing Activities
Property and equipment expenditures	(7,418,373)	(14,621,108)	(44,077,556)	(79,413,605)
Short-term investment (note 2(e))	(5,396,960)	(17,811,788)	4,000,000	(25,208,748)
Other investments	116,824	(248,073)	-	(548,048)
Changes in Non-Cash Working Capital
Accounts payable	52,825	-	-	52,825
Cash Used in Investing Activities	(12,645,684)	(32,680,969)	(40,077,556)	(105,117,576)

Financing Activities
Issuance of shares for cash	88,296,608	142,517,869	65,467,874	327,561,408
Bank loan		(21,207,500)	21,207,500	-
Shares issued on exercise of subsidiary options and warrants	1,522,925	1,597,826	-	4,176,336
Shares issued by subsidiary to noncontrolling interest (note 3(a))	-	-	1,011,479	7,663,666
Convertible debentures		-	-	8,384,496
Cash Provided by Financing Activities	89,819,533	122,908,195	87,686,853	347,785,906

Inflow of Cash	(15,027,972)	(6,177,160)	15,663,000	9,454,946
Effects of exchange rate changes on cash	(4,483,967)	281,327	603,556	(2,468,847)
Cash and cash equivalents, Beginning of Period	26,498,038	32,393,871	16,127,315	-
Cash and cash equivalents, End of Period	$6,986,099	$26,498,038	$32,393,871	$6,986,099
Non-Cash Financing Activities
Common stock issued for properties	$3,718,400	$3,292,500	$-	$10,848,342
Warrants issued for properties	$-	$-	$-	$1,763,929
Common stock issued for services	$-	$116,431	$-	$10,504,594
Common stock issued for debt settlement	$-	$-	$18,692,620	$28,401,029

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

Oilsands Quest Inc. (“OQI”) together with its subsidiaries, (collectively the “Company”) is in the development stage and follows the guidance for a development stage company as defined in Statement No. 7 of the Financial Accounting Standards Board. The principal business activity is the acquisition, exploration and development of natural resource properties in Canada.

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

As at April 30, 2009, the Company has working capital of $26 million. On May 12, 2009, the Company raised an additional $29.8 million by issuing 35,075,000 units at a price of $0.85 per unit. The Company believes that it has sufficient funds to maintain its interests in the existing properties, to complete the announced testing activities at its Axe Lake Property, and to maintain other core activities through April 2010. The Company monitors its expenditure budgets and adjusts its expenditure plans to conform to available funding. However, additional funding will be required to complete the exploration or development activities, or for changes in the nature or cost of the activities currently planned.

The Company plans to fund future exploration and development activities by way of financings such as a public offering or private placement of debt or equity securities. Current conditions in the global and financial markets have currently limited the availability of these resources. The Company’s development strategy also includes entering into partnerships with 3rd parties on a joint venture basis. However, the Company cannot provide any assurance that debt or equity financing or joint venture partner arrangements will be available on acceptable terms, if at all, to meet future requirements.

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

These consolidated financial statements include the accounts of OQI and all of its wholly-owned Canadian subsidiaries (directly and indirectly) including Oilsands Quest Sask Inc. (“OQI Sask”) (notes 3(a) and 4(a)), Township Petroleum Corporation (“Township”), Western Petrochemicals Corporation, 1291329 Alberta Limited, Oilsands Quest Technology Inc. and Stripper Energy Services, Inc. (“Stripper”).

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

All inter-company transactions and balances have been eliminated.

b)	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant items subject to such estimates include the carrying value of unproved properties, income taxes, stock-based compensation and asset retirement obligations. Actual results could differ from those estimates. Changes in estimates are recorded when known.

c)	Foreign currency translation

The U.S. dollar is the functional currency for OQI (the parent company).  The Canadian dollar (CDN) is the functional currency for OQI’s Canadian subsidiaries.  The assets and liabilities of OQI’s Canadian subsidiaries are translated into U.S. dollars based on the current exchange rate in effect at the balance sheet dates.  Canadian income and expenses are translated at weighted average rates for the periods in which those elements are recognized.  Translation adjustments have no effect on net income and are included in accumulated other comprehensive income (loss) in stockholders’ equity.  Gains and losses arising from transactions denominated in currencies other than the functional currency are included in the results of operations of the period in which they occur.  Deferred taxes are not provided on translation gains and losses where OQI expects undistributed earnings of a foreign operation to be indefinitely reinvested.

d)	Cash and cash equivalents

Cash and cash equivalents include cash and term deposits that carry terms less than three months at the date of investment. As at April 30, 2009, cash and cash equivalents was comprised of $3.1 million (2008 - $9.4 million) in cash and $3.9 million ( 2008 - $17.1 million) in term deposits (2008 - $9.4 million in cash and $17.1 million in term deposits).

e)	Short-term investments

Short-term investments consist of Guaranteed Investment Certificates with a term to maturity of greater than three months at the date of investment.  These investments are at fair value.

f)	Property and equipment

Property represents the capitalized costs of acquisition of natural resource properties, principally the rights to explore for in-situ oil sands deposits in the provinces of Alberta and Saskatchewan, Canada and oil shale deposits in the province of Saskatchewan, Canada.

The Company follows the successful efforts method of accounting for its in-situ oil sands and oil shale exploration activities. Under the successful efforts method, acquisition costs of proved and unproved properties are capitalized. Costs of unproved properties are transferred to proved properties when proved reserves are confirmed. Exploration costs, including geological and geophysical costs, are expensed as incurred. Exploratory drilling costs are initially capitalized. If it is determined that a specific well does not contain proved reserves, the related capitalized exploratory drilling costs are charged to expense. To date all exploration costs have been expensed.

Development costs, which include the costs of wellhead equipment, development drilling costs and handling facilities, applicable geological and geophysical costs and the costs of acquiring or constructing support facilities and equipment, are capitalized. Costs incurred to operate and maintain wells and equipment and to lift oil and gas to the surface will be expensed as operating expenses.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

If and when the Company achieves production, acquisition costs of proved properties will be depleted using the unit-of-production method based on proved reserves. Capitalized exploratory drilling and development costs will be depleted on the basis of proved developed reserves by area. Support facilities and equipment will be depreciated on a straight-line basis over their useful lives.

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

Significant undeveloped properties are assessed periodically for impairment individually, based on the Company’s current exploration plans and quantifiable evidence of the market value of similar land or geological resources. If impairment is indicated, a valuation allowance is provided.

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

Equipment is recorded at cost less accumulated depreciation and include corporate assets, camp facilities and field equipment. Depreciation of these assets is provided using the straight-line method based on estimated useful lives ranging from two to five years.

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

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

h)	Stock-based compensation

The Company follows the requirements as set out in Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment”. SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s financial statements over the requisite service period. The Company estimates the fair value of stock options using the Black-Scholes valuation model. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the expected price volatility of the Company’s common stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock. Share based payments take the form of stock options granted to employees and non-employees all of which are equity classified.

The Company adopted SFAS 123R effective May 1, 2006 using the Modified Prospective Method. This method requires that awards granted, modified, repurchased or cancelled in the quarter beginning after the adoption date use the fair value method to recognize stock-based compensation.

In applying the Modified Prospective Application method for the year ended April 30, 2007, the Company recorded unamortized stock-based compensation cost on unvested awards totalling the amount that would have been recognized had the fair-value method been applied since the effective date of SFAS No.123. Previous amounts have not been restated.

i)	Financial Instruments

(i)	Fair value

As of April 30, 2009 and 2008, the carrying values of cash, accounts receivable, short-term investments, available for sale securities, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these financial instruments.

(ii)	Interest rate risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities.

(iii)	Market risk

The Company is exposed to equity security market risk because of investments held and classified on the balance sheet as available for sale securities.

(iv)	Credit risk

The Company has no significant concentrations of credit risk.

(v)	Foreign currency exchange rate

The Company is exposed to foreign currency fluctuations to the extent that monetary assets and liabilities held or expenditures incurred by the Company and its subsidiaries are not denominated in their respective currencies.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

j)	Loss per share

Loss per share calculations are based on the weighted average number of shares (including Exchangeable Shares) outstanding during the period. Diluted loss per share has not been presented separately as the outstanding warrants and options are anti-dilutive for each of the periods presented.

k)	Asset retirement obligations

The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be determined.  Fair value is determined using the present value of the estimated future cash outflows to abandon and reclaim the asset at the Company’s credit-adjusted risk-free interest rate. The initial measurement of an asset retirement obligation is recorded as a liability at its fair value, with an offsetting asset retirement cost recorded as an increase to property and equipment or exploration expense. The asset retirement cost is amortized on the same basis as the remaining property and equipment, while the liability is increased as an accretion expense until it is settled or sold. If the fair value of a recorded asset obligation changes, a revision is recorded to both the asset retirement obligation and the asset retirement cost.

l)	Environmental contingencies

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and can be reasonably estimated. Accruals for estimated losses from environmental remediation obligations are recognized no later than the time of the completion of the remediation feasibility study. These accruals are adjusted as additional information becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. At April 30, 2009 and 2008 there were no environmental obligations to be accrued.

m)	Recent accounting pronouncements

The following new accounting standards were adopted by the Company during the year ended April 30, 2009.

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

However, the application of SFAS No. 157 to non-financial assets and non-financial liabilities (except for those that are recognized or disclosed in the financial statements at fair value at least annually) was deferred by one year from the effective date of SFAS No. 157 by FSP-FAS 157-2, “Effective Date of SFAS No. 157” (“FSP-FAS 157-2”). Therefore, the Company will adopt the provisions of SFAS 157 with respect to its non-financial assets and liabilities measured on a non-recurring basis on May 1, 2009.

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

The following new accounting standards have issued, but have not yet been adopted by the Company as of April 30, 2009.

In December 2007 the FASB issued Statement of Financial Accounting Standards No. 141R (SFAS 141R), which replaced SFAS No. 141, “Business Combinations”. SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. This statement also establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling (minority) interests in an acquiree and any goodwill acquired in a business combination or gain recognized from a bargain purchase. For the Company, SFAS No. 141R must be applied prospectively to business combinations for which the acquisition date occurs on or after May 1, 2009. The impact to the Company of applying SFAS No. 141(R) for periods subsequent to implementation will be dependent upon the nature of any transactions within the scope of SFAS No. 141(R).

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

In December 2007 the FASB issued SFAS No. 160, which amends ARB No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. In addition, SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. For the Company, SFAS No. 160 is effective as of May 1, 2009, and must be applied prospectively, except for certain presentation and disclosure requirements which must be applied retrospectively. If SFAS No. 160 were applied retrospectively noncontrolling shareholder interests of $4,722,083 loss for the year ended April 30, 2007 and $7,694,254 loss for the period from inception on April 3, 1998 through to April 30, 2009 would be reclassified on the Consolidated Statements of Operations.

In March 2008 the FASB issued SFAS No. 161, which amends and expands the disclosure requirements for derivative instruments and hedging activities prescribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for the Company’s fiscal years and interim periods beginning on May 1, 2009 and encourages, but does not require, comparative disclosure for earlier periods at initial adoption. The adoption of SFAS No. 161 is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events.” SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The statement sets forth:

1.
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

SFAS 165 is effective for the Company’s fiscal years and interim periods beginning on May 1, 2009. The adoption of SFAS No. 165 will not have any impact on the Company’s consolidated statements.

3.	ACQUISITIONS

As detailed below, OQI acquired certain businesses for cash, shares and liabilities assumed.  These acquisitions were accounted for as asset aquisitions and accordingly, results of operations have been included in the financial statements from their respective dates of acquisition.

a)	Reorganization of Oilsands Quest Sask Inc. and Acquisition of Noncontrolling Interest

On August 14, 2006, pursuant to the terms of a reorganization agreement, OQI acquired the noncontrolling interest (35.92%) in OQI Sask, going from a 64.08% ownership interest to a 100% voting interest (note 9(b)) (the “Reorganization”).

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

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

In connection with the closing of the Acquisition Agreements, OQI’s financial advisor was paid a success fee of $1,590,528.  In addition, OQI Sask issued 288,050 OQI Sask Exchangeable Shares with a fair value of $1,204,383 and paid $353,450 as success fees to its financial advisors.  These amounts have been included in General and Administration expense.

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

As a part of the Reorganization, OQI may issue up to an aggregate of 76,504,304 shares of OQI common stock of which 38,291,938 have been issued, 25,743,916 may be issued on the exchange of Exchangeable Shares and the balance to be issued on the exercise of OQI Sask options into Exchangeable Shares and their subsequent exchange.  Options representing 768,131 OQI Sask Exchangeable Shares expired in the year ended April 30, 2009. This reduces the number of shares that may be issued. The fair value of the outstanding OQI Sask stock options were excluded in the purchase price of the acquisition.  Any future proceeds received from the exercise of OQI Sask options or warrants will be credited to Additional Paid-in Capital (note 8).

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

b)	Acquisition of Stripper Energy Services Inc.

On August 15, 2006, the Company acquired all of the issued and outstanding shares of Stripper for cash consideration of $17,948,722. Stripper is a private inactive Alberta company, whose sole asset is a 2.5% GORR on certain Saskatchewan permit lands held by OQI Sask.  The total purchase price of $17,948,722 has been allocated as follows:

Consideration comprised of:

Cash Paid	$17,948,722

Purchase Price allocation
Property	$25,406,544
Deferred income taxes	(7,457,822)
Net assets acquired	$17,948,722

4.	PROPERTY AND EQUIPMENT

	April 30, 2009	April 30, 2008
Saskatchewan Oil Sands Rights
Permits	$341,921,978	$403,474,977
Licenses	1,949,903	2,306,274
Alberta Oil Sands Rights
Permits	30,044,702	35,394,800
Leases	6,622,130	2,426,940
Saskatchewan Oil Shale Rights (Permits)	9,439,575	11,101,908
Equipment	11,635,999	6,297,687

Less: Accumulated Depreciation	(2,638,819)	(1,510,015)
Net Book Value	$398,975,468	$459,492,571

a)	Saskatchewan Oil Sands Permits

As at April 30, 2007, the Saskatchewan permits comprised an area of approximately 846,680 acres. On July 9, 2007, in accordance with the terms of the Saskatchewan permits, the Company completed the second and final relinquishment of its Saskatchewan permit lands. Following all relinquishments the Saskatchewan permit lands comprised an area totaling 508,080 acres. The permits were granted by the Province of Saskatchewan in 2004 under The Oil Shale Regulations, 1964 as amended, revised or substituted from time to time. The permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease, pursuant to these regulations has been granted. The initial five-year term of the permits expired on May 31, 2009 and the Company applied for and received the first of three one-year extensions of the permits as allowed under the regulation to May 31, 2010.

The permits were subject to a 2.5% gross overriding royalty (the “2.5% GORR”), a $0.07 CDN per barrel royalty which may be bought at any time by paying $7,000,000 CDN and a $0.04 CDN per barrel royalty. During the year ended April 30, 2007, the Company purchased the 2.5% GORR for $25,406,544 through the acquisition of Stripper (note 3(b)). On September 21, 2007, in conjunction with the acquisition of the interests of an external joint venture partner to the Triple 7 Joint Venture (note 4(d)), the Company acquired the $0.07 per barrel royalty obligation for consideration of $99,980 ($100,000 CDN) cash plus the issuance of 500,000 shares of its common stock valued at $2,195,000 based on the September 20, 2007 closing market price of the shares.  The Saskatchewan permits are now only subject to a $0.04 per barrel royalty.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

The permits, when granted, were subject to annual rental payments and certain levels of expenditures annually pursuant to the terms of the permits and government regulations. The annual rentals were payable in advance as to $0.02 ($0.02 CDN) per acre for the first year and escalating to $0.08 ($0.10 CDN) per acre in the fifth year. On May 7, 2007, the province updated the Oil Shale Regulations, 1964 requiring an increase to annual rentals of $0.08 ($0.10 CDN) per acre for the remaining term of the permits.  The required exploration expenditures to hold the permits were also increased to $0.68 ($0.81 CDN) per acre for each of the remaining years of the permits and $1.01 ($1.21 CDN) per acre for each year that the permits are extended.

b)	Saskatchewan Oil Sands Licenses

On August 13, 2007, the Company acquired five oil sands licenses totaling 109,920 acres granted under The Petroleum and Natural Gas Regulations, 1969, as amended revised or substituted from time to time, for a term of five years which expires on April 12, 2012 for an aggregate cost of $2,140,233 ($2,249,089 CDN).   The licenses provide for the exclusive right to search for oil sands on the lands granted and to win, recover, extract, carry off, dispose of and sell the oils sands products found on the license lands.  The oil sands licenses provide the opportunity to convert up to 100% of the licenses to a production lease following the completion of specified work requirements. Licenses require annual rental payments of $0.59 ($0.71 CDN) per acre.

c)	Alberta Oil Sands Permits

As at April 30, 2007, the Alberta oil sands permits comprised an area totaling 67,053 acres (“Raven Ridge Prospect”).  The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements.  Permits are granted for a five year primary term which expires on March 22, 2012 – 55,667 acres and August 10, 2011 – 11,386 acres, and require annual rental payments of $1.19 ($1.42 CDN) per acre.

On January 23, 2008, the Company acquired two oil sands permits totaling 45,546 acres (“Wallace Creek Prospect”) in a public offering of Crown Oil Sands Rights. The total consideration paid for these permits was $9,732,500 ($10,010,880 CDN). The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements.  Permits are granted for a five year primary term which expires January 24, 2013 and require annual rental payments of $1.19 ($1.42 CDN) per acre. Following the acquisition, the Alberta permit lands comprised an area totaling 112,598 acres.

d)	Alberta Oil Sands Lease

On June 1, 2005, a subsidiary, Township Petroleum Corporation (“township”), entered into an agreement with three third parties (collectively the Triple 7 Joint Venture) to post, acquire, develop and produce oil sands deposits located in the Athabasca Region of Alberta, Canada (the “Triple 7 Joint Venture Agreement”). As a result of this agreement, Township acquired one lease consisting of approximately 22,800 acres (the “Eagles Nest Prospect”).

Township agreed to pay the Triple 7 Joint Venture partners, as ongoing fees, $125,628 ($150,000 CDN) in cash or common shares of OQI (at the discretion of the Company) on the first and second anniversary dates of the agreements. On the third anniversary date and each subsequent anniversary date of the agreement, Township agreed to pay the Triple 7 Joint Venture $376,884 ($450,000 CDN) until such time as the lease was surrendered or a commercial project was identified. Also, if Township received a feasibility study, conducted by an independent third party that indicated that a commercial project was economic and wished to construct a commercial project, Township was required to notify the Triple 7 Joint Venture. Upon commencement of construction of such a commercial project Township was to pay the Triple 7 Joint Venture the sum of $5,025,126 ($6,000,000 CDN).

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

In addition of such payments Township had granted each of the Triple 7 Joint Venture partners a royalty in the acquired leases of $0.03 ($0.03 CDN) on each barrel of crude bitumen produced, saved and sold or $125,628 ($150,000 CDN) per Joint Venture Partner, per year, whichever was greater. Such royalty was governed by the royalty procedure, which stipulated, among other things, that the royalty would be secured by a lien, first charge or security interest on the royalty lands, and that the royalty was assignable or transferable subject to a right of first offer to Township.

On September 21, 2007, the Company acquired rights of one of the three external joint venture partners for consideration of $49,939 ($50,000 CDN) plus the issuance of 250,000 shares of the Company’s common stock valued at $1,097,500 based on the September 20, 2007 closing market price of the shares. On June 17, 2008, the Company acquired the rights of the remaining external joint venture partners for aggregate consideration of $1,600,626 ($1,632,000 CDN) and 640,000 shares of the Company’s common stock valued at $3,718,400 based on the June 17, 2008 closing market price. The Company’s obligations under the Triple 7 Joint Venture Agreement have therefore been eliminated.

As part of the acquisition of the lease, Township granted royalties as to $0.0048 ($0.0058 CDN) (net after a buy back) on each barrel of crude bitumen produced, saved and sold from the Eagles Nest Prospect.

The annual lease rental payable to the Province of Alberta for the Eagles Nest Prospect is $27,015 ($32,256 CDN) per year.

e)	Saskatchewan Oil Shale Permits

As at April 30, 2009 and 2008, the Company held seven oil shale exploration permits near Hudson bay, Saskatchewan covering 405,961 acres granted under The Oil Shale Regulations, 1964 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years which expire in September and October 2011. The Permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease, pursuant to these regulations has been granted. The term of the permits may be extended for up to three on-year extensions subject to regulatory approvals, as required.

Annual rentals are payable in advance as to $0.08 ($0.10 CDN) per acre during the term of the permit. Required exploration expenditures to hold the permits are $0.68 ($0.81 CDN) per acre for the remaining years of the permits and $1.01 ($1.21 CDN) per acre for each year that the permit is extended, as required.

As at April 30, 2009 and 2008, the Company held one oil shale exploration permit granted under The Petroleum and Natural Gas Regulations, 1969 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years totaling 83,769 acres in the same area near Hudson Bay, Saskatchewan. The permit provides for the right, license, privilege and authority to explore for oil shale within the permit lands and expires on August 12, 2012.

The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, if required. This oil shale permit was acquired under a land sale work commitment bid for the first two years of the permit. The Company bid a total work commitment of $252,570 ($301,568 CDN) to be incurred during the first two years of the permit and the permit requires a further work commitment of $0.68 ($0.81 CDN) per acre for the last three years and $1.01 ($1.21 CDN) for each extension year plus annual rental payments of $0.08 ($0.10 CDN) per acre. Through the exploration program conducted during the year ended April 30, 2009, the Company has fulfilled its work commitment for the term of the permit.

5.	ASSET RETIREMENT OBLIGATION

The Company’s obligations with respect to asset retirement relate to reclamation of an airstrip, camp site, access roads and reservoir test holes. The obligation is recognized when incurred at the present value of the estimated future reclamation cost using a credit-adjusted risk-free rate of 7 percent and an inflation rate of 2.5 percent. At April 30, 2009, the total undiscounted inflation-adjusted future obligation was approximately $8.2 million.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Obligation at April 30, 2008	$-
Liabilities incurred	3,873,055
Liabilities settled	-
Accretion expense	150,257
Revision	(998,398)
Foreign currency translation adjustment	(403,475)
Obligation at April 30, 2009	$2,621,439

Obligations related to property and equipment in the amount of $1,367,965 have been capitalized and obligations related to exploration expense in the amount of $1,067,715 have been expensed.

6.	DEFERRED INCOME TAX

a)	Deferred tax liability

The following summarizes the temporary differences that give rise to the deferred income tax liability at April 30, 2009 and 2008:

	April 30, 2009	April 30, 2008

Book value of property and equipment in excess of tax values	$(65,651,035)	$(93,952,338)
Non-capital loss carry-forward benefit	11,696,584	8,534,934
Valuation allowance	(11,696,584)	(8,534,934)
	$(65,651,035)	$(93,952,338)

b)
Deferred income tax recovery differs from that which would be expected from applying the combined effective Canadian federal and provincial income tax rates of 27% (2008 - 27%, 2007 - 31%) to loss before income taxes.  The difference results from the following:

	April 30, 2009	April 30, 2008	April 30, 2007

Expected current income tax benefit	$(29,329,684)	$(33,777,036)	$(28,171,876)
Stock-based compensation	4,674,211	5,196,780	16,853,215
Tax impact of flow-through expenditures	4,742,834	6,189,768	8,087,292
Valuation allowance	3,161,650	621,513	2,415,013
Impact of change in Canadian tax rate	-	(12,880,669)	-
Other	(1,514,817)	382,004	923,936
	$(18,265,806)	$(34,267,640)	$107,580

7.	NONCONTROLLING INTEREST IN OQI SASK

The noncontrolling interest (representing 35.92% of total OQI Sask common shares outstanding) related to OQI Sask, as calculated to the date of acquisition by OQI.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

	Common Shares	Amount
Balance, April 30, 2006	6,962,459	4,735,601
Shares issued to noncontrolling interests	5,875	10,518
Shares of net loss of OQI Sask to date of acquisition	-	(4,722,083)
Noncontrolling interest in shares issued to OQI	-	16,727,974
Share of net loss of OQI Sask to date of acquisition	6,968,334	16,752,010

Transferred to the OQI Sask property account on acquisition of the noncontrolling interest (see note 3(a) and 4)	(6,968,334)	(16,752,010)
Balance, April 30, 2007	-	$-

8.	OQI SASK OPTIONS AND WARRANTS

OQI acquired the noncontrolling interest in OQI Sask on August 14, 2006.  Certain options and warrants issued by OQI Sask remained outstanding after the Reorganization.  On exercise, each OQI Sask option and warrant is exchanged into 8.23 OQI Sask Exchangeable Shares which are exchangeable into OQI shares of common stock.

The following tables summarize information about OQI Sask warrants outstanding for each of the three years ended at April 30, 2009:

	Number	Weighted Average Exercise Price (CDN)
Outstanding, April 30, 2006	2,216,013	$6.48
Issued	-
Exercised	(2,200,013)	$6.52
Outstanding, April 30, 2007	16,000	$2.00
Exercised	(16,000)	$2.00
Outstanding, April 30, 2008 and April 30, 2009	-

The following tables summarize information about OQI Sask stock options outstanding for each of the three years ended April 30, 2009:

	Number	Weighted Average Exercise Price (CDN)
Outstanding, April 30, 2006	700,000	$4.00
Granted	1,280,000	$21.40
Exercised and exchanged into shares of OQI common stock (note 10)	(205,000)	$3.32
Outstanding, April 30, 2007	1,775,000	$16.55
Exercised and exchanged into shares of OQI common stock (note 10)	(135,000)	$11.63
Outstanding, April 30, 2008	1,640,000	$16.96
Exercised and exchanged into shares of OQI common stock (note 10)	(125,000)	$12.50
Expired	(93,333)	$25.00
Outstanding, April 30, 2009	1,421,667	$16.82

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Exercise Price (CDN)	Number Outstanding at April 30, 2009	Number Vested at April 30, 2009	Weighted Average Remaining Contractual Life
$0.50	75,000	75,000	0.54 years
$3.00	100,000	100,000	1.25 years
$6.00	465,000	465,000	1.76 years
$25.00	731,667	665,000	2.00 years
$50.00	50,000	37,500	2.25 years
	1,421,667	1,342,500	1.80 years

The 1,421,667 OQI Sask options outstanding at April 30, 2009 represent 11,700,319 OQI Sask Exchangeable Shares that would be issued on exercise of the OQI Sask options as a result of the completion of the acquisition of the noncontrolling interest in OQI Sask.

9.	PREFERRED SHARES

a)	Series A Preferred Shares

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

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Exchangeable shares issuable as a result of the Acquisition Agreements (note 3(a)):

	OQI Sask Exchangeable Shares	OQI Sask Exchangeable Shares issuable on exercise of OQI Sask options and warrants	Total Exchangeable Shares

Acquisition date, August 14, 2006	57,349,388	19,154,916	76,504,304
OQI Sask options and warrants exercised	4,414,986	(4,414,986)	-
Exchangeable Shares exchanged into OQI common shares	(28,237,015)	-	(28,237,015)
Balance, April 30, 2007	33,527,359	14,739,930	48,267,289
OQI Sask options and warrants exercised	1,242,730	(1,242,730)	-
Exchangeable shares exchanged into OQI common shares	(6,817,249)	-	(6,817,249)
Balance, April 30, 2008	27,952,840	13,497,200	41,450,040
OQI Sask options exercised	1,028,750	(1,028,750)	-
OQI Sask options expired	-	(768,131)	(768,131)
Exchangeable shares exchanged into OQI common shares	(3,237,674)	-	(3,237,674)
Balance, April 30, 2009	25,743,916	11,700,319	37,444,235

10.	COMMON STOCK

a)	Authorized shares of common stock

The Company’s Articles of Incorporation, as amended, authorize the issuance of up to 750,000,000 shares of common stock.

b)	Share-based compensation

On July 3, 2007 the Board of Directors granted 44,000 bonus shares of common stock to employees under the Company’s 2006 Stock Option Plan (SOP 2006).  These bonus shares were valued at the closing share price on the date of grant.

c)	Settlement with Subsidiary Creditors

During the year ended April 30, 2004, in an attempt to settle outstanding liabilities of a subsidiary, OQI made an offer to creditors to settle outstanding debts for shares of OQI common stock with a fair value of $0.10 per share for every $0.15 CDN of debt held.  The offer was based on the market trading price for the Company’s shares of common stock at the time of the original proposal to creditors.  In May 2003 when the proposal was made the price fluctuated in the range of $0.09 to $0.12 per share.  OQI received acceptances from creditors that represented 2,203,227 OQI common shares.  OQI has issued 814,660 shares of common stock pursuant to these agreements since May 2003 and has reserved 1,388,567 shares of common stock for further issuances.  No shares of common stock were issued during year ended April 30, 2009 and 2008 pursuant to these agreements.  The subsidiary was sold to a third party on October 31, 2005.

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

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

In August 2006 OQI completed a private placement of 4,150,000 shares of common stock for gross proceeds of $15,770,000.  No commissions were paid in connection with the Offering.  According to the terms of the private placement, the gross proceeds were used for the purchase of the shares of Stripper (see Notes 3(b) and 4(a)).

On March 6, 2007, the Company entered into an underwriting agreement for a private placement with a syndicate of underwriters to issue up to 5,320,000 shares of the Company’s common stock issued on a flow-through basis at a price of $4.82 ($5.64 CDN) per share for aggregate gross proceeds of $25,642,400 ($30,004,800 CDN). In consideration for the services of the underwriters, the Company agreed to pay a fee equal to $0.241($0.282 CDN) (or 5%) for each flow-through share issued by the Company.

On March 6, 2007 and March 9, 2007, under the terms and conditions of an underwriting agreement, the Company issued 3,155,834 shares of common stock on a flow-through basis for gross proceeds of $15,211,120 ($17,798,904 CDN). These shares of common stock were issued on a flow-through basis whereby the proceeds must be used for exploration in Canada and the tax benefits from that exploration will flow through to the subscribers. The Company fulfilled its obligation to file a resale registration statement under the terms of the private placement on May 4, 2007 and as such no reduction in price was required.

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

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Under the terms of the flow-through shares issued on March 6, 2007, March 9, 2007, May 3, 2007 and December 5, 2007, the Company renounced the tax benefits of the related expenditures to the subscribers effective December 31, 2007. As at April 30, 2008 all amounts have been expended on exploration in Canada. The flow-through shares were issued at a premium to the then market price in recognition of the tax benefits accruing to subscribers. The premium was originally recorded as a current liability and then it was drawn down as a reduction of deferred tax expense as the exploration expenditures were incurred.

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

On October 3, 2008, the Company issued 6,008,156 shares of common stock on a flow-through basis at a price of $3.675 CDN ($3.40 US) per share for gross proceeds of $22,079,973 CDN ($20,421,727 US) pursuant to a non-brokered private placement. These proceeds must be used for exploration in Canada and the tax benefits from that exploration will flow through to the subscribers.

On October 3, 2008, the Company issued a further 4,800,000 shares of common stock on a flow-through basis at a price of $3.675 CDN ($3.40 US) per share for gross proceeds of $17,640,000 CDN ($16,315,204 US) pursuant to a private placement. The Company paid an aggregate of $970,200 CDN ($898,369 US) in fees to the agents pursuant to an agency agreement.  These proceeds must be used for exploration in Canada and the tax benefits from that exploration will flow through to the subscribers.

Under the terms of the flow-through shares issued on October 3, 2008, the Company renounced the tax benefits of the related expenditures to the subscribers effective December 31, 2008. As at April 30, 2009, approximately CDN $26.3 million ($21.5 million US) has been expended on exploration in Canada leaving approximately CDN $13.4 million ($11.2 million US) to be incurred.

The October 3, 2008 flow-through shares were issued at a premium to the then market price in recognition of the tax benefits accruing to subscribers.  The premium was recorded as a current liability which is drawn down as a reduction of deferred tax expense as the exploration expenditures are incurred.

11.	STOCK OPTIONS

Share based payments generally take the form of stock options granted to employees all of which are equity classified. Options are granted under the Company’s 2006 Stock Option Plan and vest over various terms – generally 18 months to three years. One grant of options included a performance condition based on achieving a defined bitumen in place barrel count. The fair value of the options containing the performance condition was estimated at the date of grant and amortization of this amount commenced when satisfaction of the performance condition was reasonably assured.

The following summarizes our stock option activity under the Company’s 2006 Stock Plan (SOP 2006) for the three years ended April 30, 2009:

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

	Options	Weighted- Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding at April 30, 2006	2,450,000	$2.82	$-	$-
Granted	8,540,344	5.83	4.94
Exercised	(705,344)	2.65		$1,696,000
Forfeited or expired	(160,000)	5.05	3.87
Outstanding at April 30, 2007	10,125,000	5.33
Granted	5,077,000	4.19	3.69
Exercised	(1,456,250)	2.62		$3,027,625
Forfeited or expired	(718,750)	4.84	3.72
Outstanding at April 30, 2008	13,027,000	5.22
Granted	13,631,000	2.99	1.93
Exercised	(35,000)	4.72		$53,100
Forfeited or expired	(2,043,856)	4.67	3.36
Outstanding at April 30, 2009	24,579,144	$4.14	$3.13
Exercisable at April 30, 2009	10,783,644	$4.84	$4.00	$5,000

The weighted-average remaining contractual term of vested and exercisable options at April 30, 2009, was 4.61 years.

In addition to the above, OQI Sask has 1,421,667 outstanding options which may be exercised and exchanged into OQI Sask Exchangeable Shares whereby up to an additional 11,700,319 OQI common shares may be issued (note 10).

During the year ended April 30, 2009, 13,631,000 options were granted and were accounted for using the Black-Scholes option-pricing model. The following weighted average assumptions were used for the previous three years:

	Years Ended April 30,
	2009	2008	2007

Expected life (years)	7.2	5	2
Risk free interest rate	3.40%	4.41%	4.28%
Expected volatility	84%	124%	118%
Dividend yield	0%	0%	0%
Grant date fair value	$1.93	$3.69	$4.94

As at April 30, 2009, the Company had unamortized stock-based compensation costs of $11,433,179 which will be recorded in future periods as options vest. The cost is expected to be recognized over a weighted-average period of 10 months. The intrinsic value of options exercised during the years ended April 30, 2009, 2008 and 2007 was $53,100, $3,027,625 and $1,696,000 respectively. As at April 30, 2009, there were 13,795,500 unvested options with a weighted average grant date fair value of $2.46 (2008 – 7,271,500 and $4.09). The weighted average grant date fair value of options that vested and expired during the year was $3.12 and $3.36 respectively.

12.	WARRANTS

At April 30, 2009 and 2008, 6,325,000 warrants to purchase that same number of shares of common stock at $6.75 are outstanding.

A summary of OQI’s share purchase warrant activity for the three years ended April 30, 2009:

	Number of warrants	Weighted Average Exercise Price
Balance, April 30, 2006	13,565,321	$1.63
Exercised – cash	(2,129,241)	$1.34
Exercised – cashless	(2,380,000)	$0.34
Expired/Cancelled	(200,013)	$4.50

Balance, April 30, 2007	8,856,067	$1.98
Issued during year	6,325,000	$6.75
Exercised	(8,856,067)	$1.98
Balance, April 30, 2008 and 2009	6,325,000	$6.75

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

13.	FAIR VALUE MEASUREMENTS

Certain of the Company’s assets and liabilities are reported at fair value in the accompanying balance sheet. The following tables provide fair value measurement information for such assets and liabilities as of April 30, 2009 and 2008. Following the tables, additional information is provided for those liabilities in which the Company uses significant unobservable inputs (Level 3) to measure fair value.

As of April 30, 2009
			Fair Value Measures Using:
	Carrying Amount	Total Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities):
Securities Held for Sale	60,307	60,307	60,307	-	-
Short-term investment	25,208,748	25,208,748	25,208,748	-	-

As of April 30, 2008
			Fair Value Measures Using:
	Carrying Amount	Total Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities):
Securities Held for Sale	390,733	390,733	390,733	-	-
Short-term investment	19,811,788	19,811,788	19,811,788	-	-

14.	RELATED PARTY TRANSACTIONS

The step-mother of a former executive (resigned December 2008) of the Company is the sole shareholder of a company that facilitates local on-site labour and equipment rentals to the Company for field operations.  For the year ended April 30, 2009, $2,247,385 (2008 - $6,118,444) has been included in Exploration expense. These transactions are in the normal course of operations. As at April 30, 2009, $220,273 (April 30, 2008 – $160,295) was payable to the above mentioned company.

The son of an executive of the Company is a 50% shareholder of a company that facilitates local on-site kitchen labour and catering functions to the Company for field operations.  For the year ended April 30, 2009, $1,638,305 (2008 – $1,559,060) has been included in Exploration expense. These transactions are in the normal course of operations. As at April 30, 2009, $52,010 (April 30, 2008 - nil) was payable to the above mentioned company.

The brother of an executive of the Company is a 50% shareholder of a company that provides geophysical and geological analysis to the Company. For the year ended April 30, 2009, $161,361 (2008 - $5,868) has been included in Exploration expense. These transactions are in the normal course of operations. As at April 30, 2009 and 2008 no amounts were payable to the above mentioned company.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

15.	COMMITMENTS AND CONTINGENCIES

The following table sets out OQI’s expected future payment commitments as at April 30, 2009 and the estimated timing of such payments relating to corporate office and operations facility leases:

As at April 30, 2009
Year 1	$1,083,272
Year 2	795,117
Year 3	736,342
Year 4	689,461
Year 5	688,141
>5 years	1,389,264
$5,381,597

The Company is subject to annual lease rentals, minimum exploration expenditures and work commitments related to its exploration permits, licenses and lease assets. These required expenditures have not been included in the above schedule. For details of these required expenditures refer to note 4.

16.	SUBSEQUENT EVENTS

a)
On May 12, 2009, the Company issued 35,075,000 units at a price of $0.85 per unit for gross proceeds of $29,813,750 pursuant to a marketed public offering. Each unit was comprised of one share of common stock and one-half of a share of common stock purchase warrant with each whole warrant entitling the holder to purchase one share of common stock of the Company for $1.10 per share until May 12, 2011.

b)
On May 21, 2009, the Province of Saskatchewan approved the first of three one year extensions on the Saskatchewan oil sands permits to May 31, 2010 (see note 4(a)). The extension was granted under The Oil Shale Regulations, 1964. Under the terms of the extension, the Company is required to incur exploration expenditures of $1.01 ($1.21 CDN) per acre.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

SUPPLEMENTARY QUARTERLY INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2009
Net loss from continuing operations	$14,123,683	$44,173,230	$18,896,367	$13,279,440	$90,472,720

Net loss per share - Basic and Diluted	$0.06	$0.17	$0.07	$0.05	$0.35

2008

Net loss from continuing operations	$5,310,907	$21,266,797	$27,193,631	$37,259,981	$91,031,316

Net loss per share - Basic and Diluted	$0.03	$0.10	$0.12	$0.15	$0.40

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

Capitalized Costs Related to Oil and Gas Activities

	Total At April 30,
	2009	2008

Unproved oil and gas properties	$389,978,288	$454,704,899
Proved oil and gas	-	-
	389,978,288	454,704,899
Accumulated depreciation, depletion, and amortization and valuation allowances	-	-
Net capitalized costs	$389,978,288	$454,704,899

Costs Incurred in Oil and Gas Activities

	Total Year Ended April 30,
	2009	2008	2007
Property acquisition costs
Proved Properties	$-	$-	$-
Unproved properties	5,866,533	15,999,517	40,335,164
Exploration costs	71,987,066	96,419,694	26,877,906
Development costs	-	-	-
Costs incurred	$77,853,599	$112,419,211	$67,213,070