Form 10-Q
period 2009-07-31
Oilsands Quest Inc
filed 2009-09-09
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
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

Large accelerated filer: ☐	Accelerated filer: ☒	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

As of September 1, 2009 there were 277,359,511 shares of common stock issued and outstanding.

OILSANDS QUEST INC.
FORM 10Q FOR THE QUARTER ENDED
JULY 31, 2009

Part I. Financial Information
Forward-Looking Statements
Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheets as of July 31, 2009 and April 30, 2009	4
	Unaudited Consolidated Statements of Operations for the Three Months Ended July 31, 2009 and 2008 and for the Period from Inception on April 3, 1998 to July 31, 2009	5
	Unaudited Consolidated Statements of Stockholders’ Equity for the Three Months Ended July 31, 2009 and 2008	6
	Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended July 31, 2009 and 2008 and for the Period from Inception on April 3, 1998 to July 31, 2009	7
	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended July 31, 2009 and 2008 and for the Period from Inception on April 3, 1998 to July 31, 2009	8
	Unaudited Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

Part II Other Information

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21
	Signatures	22

Cautionary Statement about Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements.” All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements. Such forward-looking statements include discussion of such matters as:

—	the amount and nature of future capital, development and exploration expenditures;

—	the timing of exploration activities;

—	business strategies and development of our business plan and drilling programs; and

—	potential reservoir recovery optimization processes.

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

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	July 31, 2009	April 30, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$44,000,040	$6,986,099
Accounts receivable	302,859	3,616,793
Short-term investments	12,140,871	25,208,748
Prepaid expenses	707,332	337,099
Available for sale equity securities	50,053	60,307
Total Current Assets	57,201,155	36,209,046

Property and Equipment (note 3)	440,973,219	398,975,468

Total Assets	$498,174,374	$435,184,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (note 11)	$908,721	$3,463,642
Accrued liabilities	5,296,268	5,603,779
Flow-through share premium liability	721,004	749,287
Total Current Liabilities	6,925,993	9,816,708

Deferred Taxes	70,644,375	65,651,035
Asset Retirement Obligation (note 4)	2,951,596	2,621,439

Stockholders’ Equity
Capital Stock
Preferred Stock, par value of $0.001 each, 10,000,000 shares authorized, 1 Series B Preferred share outstanding (note 6)	1	1
Common Stock, par value of $0.001 each, 750,000,000 shares authorized 276,654,511 and 241,559,549 shares outstanding at July 31, 2009 and April 30, 2009 respectively (notes 7, 8 and 9)	276,654	241,559
Additional Paid-in Capital	738,410,922	711,774,364
Deficit Accumulated During Development Stage	(330,808,181)	(328,899,880)
Accumulated Other Comprehensive Income (Loss)	9,773,014	(26,020,712)
Total Stockholders’ Equity	417,652,410	357,095,332
Total Liabilities and Stockholders’ Equity	$498,174,374	$435,184,514

Subsequent events (note 12)

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		From Inception on April 3, 1998 through to
	2009	2008	July 31, 2009

Expenses
Exploration costs	$3,614,359	$10,472,742	$209,871,368
General and administrative
Corporate	3,798,450	2,855,016	44,830,625
Stock-based compensation (note 8)	(1,152,931)	3,569,157	138,273,661
Foreign exchange (gain) loss	(3,243,691)	782,690	1,296,231
Depreciation and accretion	448,416	317,726	3,452,735
	3,464,603	17,997,331	397,724,620
Other Items
Interest and other income	(58,764)	(429,278)	(6,357,434)
Loss before deferred income tax benefit	3,405,839	17,568,053	391,367,186
Deferred income tax benefit	(1,497,538)	(3,444,370)	(52,864,751)

Net loss	1,908,301	14,123,683	338,502,435
Net loss attributable to noncontrolling interest	-	-	(7,694,254)
Net loss attributable to common stockholders	$1,908,301	$14,123,683	$330,808,181

Net loss attributable to common stockholders per share	$(0.01)	$(0.06)
Weighted average number of common stock outstanding	297,811,710	252,061,213

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
 (A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid in	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	(Loss)	Stage	Equity
Balance, April 30, 2009	241,559,549	$241,559	1	$1	$711,774,364	$(26,020,712)	(328,899,880)	$357,095,332
Common stock and warrants issued for:
Cash	35,075,000	35,075	-		29,778,675	-	-	29,813,750
Stock option exercises	19,962	20	-		16,149	-	-	16,169
Stock-based compensation	-	-	-		(1,152,931)	-	-	(1,152,931)
Share issue costs	-	-	-		(2,005,335)	-	-	(2,005,335)
Other comprehensive income
Foreign exchange gain on translation	-	-	-		-	35,793,726	-	35,793,726
Net loss	-	-	-		-	-	(1,908,301)	(1,908,301)
Balance, July 31, 2009	276,654,511	$276,654	1	$1	$738,410,922	$9,773,014	$(330,808,181)	$417,652,410

Balance, April 30, 2008	213,861,958	$213,862	1	$1	$602,754,989	$36,732,367	$(239,934,700)	$399,766,519
Common stock issued for:
Cash	12,976,761	12,977	-	-	54,489,420	-	-	54,502,397
Property	640,000	640	-	-	3,717,760	-	-	3,718,400
Stock option exercises	35,000	35	-	-	165,115	-	-	165,150
Exchange of OQI Sask Exchangeable Shares	1,190,250	1,190	-	-	(1,190)	-	-	-
Stock-based compensation	-	-	-	-	3,569,157	-	-	3,569,157
Share issue costs	-	-	-	-	(1,270,248)	-	-	(1,270,248)
OQI Sask options exercises	-	-	-	-	1,250,495	-	-	1,250,495
Other comprehensive income
Transfer of unrealized loss on available for sale securities	-	-	-	-	-	141,970	-	141,970
Foreign exchange loss on translation	-	-	-	-	-	(5,864,955)	-	(5,864,955)
Net loss	-	-	-	-	-	-	(14,123,683)	(14,123,683)
Balance, July 31, 2008	228,703,969	$228,704	1	$1	$664,675,498	$31,009,382	$(254,058,383)	$441,855,202

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended July 31,		From Inception on April 3, 1998 through to
	2009	2008	July 31, 2009

Net loss	$(1,908,301)	$(14,123,683)	$(338,502,435)
Unrealized loss on available for sale securities	-	-	(167,631)
Transfer of unrealized loss on available for sale securities	-	141,970	167,631
Foreign exchange gain (loss) on translation	35,793,726	(5,864,955)	9,773,014
Comprehensive income (loss)	$33,885,425	$(19,846,668)	$(328,729,421)
Comprehensive loss attributable to noncontrolling interest	-	-	7,694,254
Comprehensive income (loss) attributable to common stockholders	$33,885,425	$(19,846,668)	$(321,035,167)

See Notes to Unaudited Consolidated Financial Statements

 OILSANDS QUEST INC.
 (A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended July 31,		From Inception on April 3, 1998 through to
	2009	2008	July 31, 2009

Operating Activities
Net loss	$(1,908,301)	$(14,123,683)	$(338,502,435)
Non-cash adjustments to net loss
Stock-based compensation	(1,152,931)	3,569,157	138,273,661
Deferred income tax benefit	(1,497,538)	(3,444,370)	(52,864,751)
Depreciation and accretion	448,416	317,726	3,452,735
Asset retirement cost expense	-	-	1,067,715
Other non-cash items	10,255	234,773	1,249,538
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	3,157,979	1,843,316	(186,361)
Accounts payable and accrued liabilities	(3,453,587)	(5,180,826)	9,953,632
Cash Used in Operating Activities	(4,395,707)	(16,783,907)	(237,556,266)

Investing Activities
Property and equipment expenditures	(440,425)	(4,582,176)	(79,854,030)
Short-term investment	13,067,877	(13,580,041)	(12,140,871)
Other investments	-	-	(548,048)
Cash Used in Investing Activities	12,627,452	(18,162,217)	(92,542,949)

Financing Activities
Issuance of shares for cash	27,824,584	53,397,299	355,385,992
Shares issued on exercise of OQI Sask options and warrants	-	1,250,495	4,176,336
Shares issued by OQI Sask to non-controlling interests	-	-	7,663,666
Convertible debentures	-	-	8,384,496
Cash Provided by Financing Activities	27,824,584	54,647,794	375,610,490

Inflow of Cash and Cash Equivalents	36,056,329	19,701,670	45,511,275
Effects of exchange rate changes on cash and cash equivalents	957,612	(74,249)	(1,511,235)
Cash and Cash Equivalents, Beginning of Period	6,986,099	26,498,038	-
Cash and Cash Equivalents, End of Period	$44,000,040	$46,125,459	$44,000,040

Non-Cash Financing Activities
Common stock issued for properties	$-	$3,718,400	$10,848,342
Warrants issued for properties	$-	$-	$1,763,929
Common stock issued for services	$-	$-	$10,504,594
Common stock issued for debt settlement	$-	$-	$28,401,029

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

As at July 31, 2009, the Company had working capital of $51.0 million. The Company believes that it has sufficient funds to maintain its interests in the existing properties, to complete the announced testing activities at its Axe Lake Property, and to maintain other core activities through July 31, 2010. The Company monitors its expenditure budgets and adjusts its expenditure plans to conform to available funding. However, additional funding will be required to complete the exploration or development activities, or for changes in the nature or cost of the activities currently planned.

The Company plans to fund future exploration and development activities by way of financings such as  public offerings or private placements of debt or equity securities. Current conditions in the global and financial markets have currently limited the availability of these resources. The Company’s development strategy also includes entering into partnerships with third parties on a joint venture basis. However, the Company cannot provide any assurance that debt or equity financing or joint venture partner arrangements will be available on acceptable terms, if at all, to meet future requirements.

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

These consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“US GAAP”) and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending April 30, 2010. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements and notes included herein have been prepared on a basis consistent with and should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended April 30, 2009 as filed in its annual report on Form 10-K. Certain comparative figures have been reclassified to conform to current financial statement presentation.

The U.S. dollar is the functional currency for OQI (the parent company).  The CDN dollar is the functional currency for OQI’s Canadian subsidiaries.  The assets and liabilities of OQI’s Canadian subsidiaries are translated into U.S. dollars based on the current exchange rate in effect at the balance sheet dates.  Canadian income and expenses are translated at average rates for the periods presented.  Translation adjustments have no effect on net income and are included in other comprehensive income in stockholders’ equity.  Gains and losses arising from transactions denominated in currencies other than the functional currency are included in the results of operations of the period in which they occur.  Deferred income taxes are not provided on translation gains and losses where OQI expects earnings of a foreign operation to be indefinitely reinvested.

Immaterial Correction

Subsequent to the issuance of the consolidated financial statements for the year ended April 30, 2009, the Company determined that an immaterial error occurred in its previously issued consolidated financial statements for the year ended April 30, 2009. The immaterial error related to an overstated accrual on a short-term discretionary incentive plan for employees of the Company for the year ended April 30, 2009. The Company concluded that the adjustment was not material to the financial statements for the year ended April 30, 2009 and reflected the adjustment as an immaterial correction of prior period comparative financial information in its interim financial statements for the three months ended July 31, 2009. The Company determined that the cumulative impact of the immaterial error, was a decrease to corporate general and administrative expense, net loss and comprehensive loss of $1.5 million (net of deferred income tax benefit of zero) for the three months and the year ended April 30, 2009 and for the period from inception on April 8, 1998 to April 30, 2009 and recorded corresponding decreases to accrued liabilities and deficit accumulated during the development stage at April 30, 2009. Basic and diluted net loss attributable to common stockholders decreased by $0.01 per share for the three months and the year ended April 30, 2009.  The immaterial correction had no effect on the results of operation for the three months ended July 31, 2009 and on cash or liquidity for any prior comparative period.

Recently Adopted Accounting Standards

Effective May 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, which amends ARB No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated statements of income (loss) and comprehensive income (loss) are presented by requiring consolidated net income (loss) and comprehensive income (loss) to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. In addition, SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 required retrospective adoption of the presentation and disclosure requirements for noncontrolling interests for the period from inception on April 3, 1998 through July 31, 2009. All other requirements of SFAS No. 160 have been applied prospectively. Upon the reorganization on August 14, 2006, the Company acquired the remaining noncontrolling interest in OQI Sask, accordingly, no adjustment was required to reclassify the noncontrolling interest to be reported within equity in the consolidated balance sheet at April 30, 2009.

Effective May 1, 2009, the Company adopted SFAS No. 161, which amends and expands the disclosure requirements for derivative instruments and hedging activities prescribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for the Company’s fiscal years and interim periods beginning on May 1, 2009 and encourages, but does not require, comparative disclosure for earlier periods at initial adoption. The adoption of SFAS No. 161 did not have any impact on the Company’s consolidated financial statements.

Effective 1, May 2009, the Company adopted SFAS No. 165 “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth:

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

The adoption of SFAS No. 165 did not have a significant impact on the Company’s consolidated financial statements.

Effective May 1, 2009, the Company adopted SFAS No. 141(R) which replaces SFAS No. 141, “Business Combinations”. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. This statement also establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling (minority) interests in an acquiree and any goodwill acquired in a business combination or gain recognized from a bargain purchase. Effective May 1, 2009, the Company also adopted FASB Staff Position No. 141(R)-1 (FSP FAS 141(R)-1) which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined, the recognition criteria in SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss- an interpretation of FASB Statement No. 5” should be followed. The adoption of SFAS No. 141(R) and FSP FAS 141(R)-1 did not have any impact on the Company’s consolidated statements.

3.	PROPERTY AND EQUIPMENT

	July 31, 2009	April 30, 2009
Saskatchewan Oil Sands Rights
Permits	$378,135,145	$341,921,978
Licenses	2,157,724	1,949,903
Alberta Oil Sands Rights
Permits	33,246,871	30,044,702
Leases	7,327,918	6,622,130
Saskatchewan Oil Shale Rights (Permits)	10,408,978	9,439,575
Equipment	13,015,929	11,635,999

Less: Accumulated Depreciation	(3,319,346)	(2,638,819)
Net Book Value	$440,973,219	$398,975,468

a)	Saskatchewan Oil Sands Permits

As at April 30, 2009 and July 31, 2009, the Saskatchewan oil sands permits comprised an area of approximately 508,080 acres. The oil sands permits were granted by the Province of Saskatchewan in 2004 under The Oil Shale Regulations, 1964 as amended, revised or substituted from time to time. The permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease, pursuant to these regulations has been granted. The initial five-year term of the permits expired on May 31, 2009 and the Company applied for and received the first of three one-year extensions of the permits as allowed under the regulation to May 31, 2010. The required exploration expenditures to hold the permits are $1.12 ($1.21 CDN) per acre for each year that the permits are extended.  The permits are also subject to a $0.04 per barrel royalty.

b)	Saskatchewan Oil Sands Licenses

As at April 30, 2009 and July 31, 2009, the Saskatchewan oil sands licenses comprised an area totaling 109,920 acres. The licenses were granted by the Province of Saskatchewan on August 13, 2007, under The Petroleum and Natural Gas Regulations, 1969, as amended revised or substituted from time to time, for a term of five years for an aggregate cost of $2,140,233 ($2,249,089 CDN).  The licenses provide for the exclusive right to search for oil sands on the lands granted and to win, recover, extract, carry off, dispose of and sell the oils sands products found on the license lands.  The oil sands licenses provide the opportunity to convert up to 100% of the licenses to a production lease following the completion of specified work requirements. Licenses require annual rental payments of $0.66 ($0.71 CDN) per acre.

c)	Alberta Oil Sands Permits

As at April 30, 2009 and July 31, 2009, four of the Alberta oil sands permits comprised an area totaling 67,053 acres (“Raven Ridge Prospect”).  The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements.  Permits are granted for a five year primary term which expires on March 22, 2012 – 55,667 acres and August 10, 2011 – 11,386 acres, and require annual rental payments of $1.32 ($1.42 CDN) per acre.

As at April 30, 2009 and July 31, 2009, two of the Alberta oil sands permits comprised an area totaling 45,546 acres (“Wallace Creek Prospect”). The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements.  Permits are granted for a five year primary term which expires January 24, 2013 and require annual rental payments of $1.32 ($1.42 CDN) per acre.

In total the Alberta permit lands comprise an area totaling 112,598 acres.

d)	Alberta Oil Sands Lease

As at April 30, 2009 and July 31, 2009 the Alberta oil sands lease comprised an area of approximately 22,800 acres (the “Eagles Nest Prospect”). The lease was acquired through a series land and royalty acquisitions. The lease provide for the right to explore, work, remove, produce and to recover oil products. As part of the acquisition of the lease, Township granted royalties as to $0.0054 ($0.0058 CDN) (net after a buy back) on each barrel of crude bitumen produced, saved and sold from the Eagles Nest Prospect.

The annual lease rental payable to the Province of Alberta for the Eagles Nest Prospect is $29,894 ($32,256 CDN) per year.

e)	Saskatchewan Oil Shale Permits

As at April 30, 2009 and July 31, 2009, the Company held seven oil shale exploration permits near Hudson Bay, Saskatchewan covering approximately 406,000 acres granted under The Oil Shale Regulations, 1964 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years which expire in September and October 2011. The permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease, pursuant to these regulations has been granted. The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, as required.

Annual rentals are payable in advance as to $0.09 ($0.10 CDN) per acre during the term of the permit.  Required exploration expenditures to hold the permits are $0.37 ($0.40 CDN) per acre for the current year, $0.75 ($0.81 CDN) per acre for the remaining years of the permits and $1.12 ($1.21 CDN) per acre for each year that the permit is extended, as required.

As at April 30, 2009 and July 31, 2009, the Company held one oil shale exploration permit granted under The Petroleum and Natural Gas Regulations, 1969 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years totaling 83,769 acres in the same area near Hudson Bay, Saskatchewan.  The permit provides for the right, license, privilege and authority to explore for oil shale within the permit lands and expires on August 12, 2012 and may be extended for up to three one-year extensions subject to regulatory approvals, if required.

This oil shale permit was acquired under a land sale work commitment bid for the first two years of the permit.  The Company bid a total work commitment of $279,488 ($301,568 CDN) to be incurred during the first two years of the permit and the permit requires a further work commitment of $0.75 ($0.81 CDN) per acre for the last three years and $1.12 ($1.21 CDN) for each extension year plus annual rental payments of $0.09 ($0.10 CDN) per acre. Through the exploration program conducted during the year ended April 30, 2009, the Company has fulfilled its work commitment for the term of the permit.

4.	ASSET RETIREMENT OBLIGATIONS

The Company’s obligations with respect to asset retirement relate to reclamation of an airstrip, camp site, access roads and reservoir test holes. The obligation is recognized when incurred at the present value of the estimated future reclamation cost using a credit-adjusted risk-free rate of 7% (2008 – 7%) and an inflation rate of 2.5% (2008 – 2.5%). At July 31, 2009, the total undiscounted inflation-adjusted future obligation was approximately $9 million.

Continuity of Asset Retirement Obligation
Present value of obligation at April 30, 2009	$2,621,439
Liabilities incurred	-
Liabilities settled	-
Accretion expense	48,320
Foreign currency translation adjustment	281,837
Present value of obligation at July 31, 2009	$2,951,596

5.	OQI SASK STOCK OPTIONS

OQI acquired the non-controlling shareholder interest in OQI Sask in August 2006 (“the reorganization”).  Certain stock options issued by OQI Sask remained outstanding after the reorganization.  On exercise, each OQI Sask option may be exchanged into 8.23 OQI Sask Exchangeable Shares which are exchangeable into OQI common shares.  Transactions in OQI Sask options during the three months ended July 31, 2009 and OQI Sask options outstanding at July 31, 2009 are detailed below.

	Number	Weighted Average Exercise Price (CDN)

Issued and outstanding, April 30, 2009	1,421,667	$16.82
Exercised and exchanged into shares of OQI common stock (note 6)	-	$-
Issued and outstanding, July 31, 2009	1,421,667	$16.82

Exercise Price (CDN)	Number Outstanding at July 31, 2009	Number Exercisable at July 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value (CDN)	Aggregate Intrinsic Value at July 31, 2009 (CDN)
$0.50	75,000	75,000	0.28 years	$0.09	$528,611
$3.00	100,000	100,000	1.00 years	$0.54	$454,814
$6.00	465,000	465,000	1.50 years	$28.30	$719,814
$25.00	731,667	731,667	1.75 years	$26.06	-
$50.00	50,000	37,500	2.00 years	$32.00	-
	1,421,667	1,409,167	1.55 years		$1,703,239

The 1,421,667 OQI Sask options outstanding at July 31, 2009 represent 11,700,319 OQI Sask Exchangeable Shares that would be issued on exercise of the OQI Sask options as a result of the completion of the acquisition of the non-controlling interest in OQI Sask (see note 6).

As at July 31, 2009, the Company had no unrecognized stock option compensation expense.

6.	PREFERRED SHARES

Holders of OQI Sask common shares received Exchangeable Shares which can be exchanged into shares of OQI common stock at any time at each holder’s option or by the Company upon the occurrence of certain events or any time thereafter on August 14, 2013 if the holder has yet to exchange the shares.  Transactions in Exchangeable Shares during the three months ended July 31, 2009 are detailed below.  For voting purposes holders of Exchangeable Shares are represented by one outstanding Series B preferred share which carries a number of votes equal to the number of Exchangeable Shares then outstanding.

	OQI Sask Exchangeable Shares	OQI Sask Exchangeable Shares issuable on exercise of OQI Sask options	Total Exchangeable Shares
Balance, April 30, 2009	25,743,916	11,700,319	37,444,235
OQI Sask options exercised (note 5)	-	-	-
Exchangeable Shares exchanged into OQI common shares	-	-	-

Balance, July 31, 2009	25,743,916	11,700,319	37,444,235

7.	COMMON STOCK

On May 12, 2009, the Company issued 35,075,000 units at a price of $0.85 per unit for gross proceeds of $29,813,750 pursuant to a marketed public offering. Each unit was comprised of one share of common stock and one-half of a share of common stock purchase warrant with each whole warrant entitling the holder to purchase one share of common stock of the Company for $1.10 per share until May 12, 2011. The Company paid an aggregate of $1.5 million in fees to a syndicate of agents under the terms of the agency agreement and $1.2 million of legal fees and other expenses in relation to the offering.

Under the terms of the flow-through shares issued on October 3, 2008, the Company renounced the tax benefits of the related expenditures to the subscribers effective December 31, 2008. As at July 31, 2009, approximately CDN $27 million ($22 million US) has been expended on exploration in Canada leaving approximately CDN $12.7 million ($11.7 million US) to be incurred.

8.	STOCK OPTIONS

Share based compensation generally take the form of stock options granted to employees all of which are equity classified. Options are granted under the Company’s 2006 Stock Option Plan and vest over various terms – generally 18 months to three years. One set of option grants included a performance condition based on achieving a defined bitumen in place barrel count. The fair value of the options containing the performance condition was estimated at the date of grant and amortization of this amount commenced when satisfaction of the performance condition was reasonably assured.

The following summarizes our stock option activity under the Company’s 2006 Stock Plan (SOP 2006) for the three months ended July 31, 2009:

	Options	Weighted- Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at April 30, 2009	24,579,144	4.14	3.13
Granted	-
Exercised	(19,962)	0.81		$8,584
Forfeited	(2,861,182)	4.16	2.68
Expired	(30,000)	6.00	3.51
Outstanding at July 31, 2009	21,668,000	$4.13	$3.20
Exercisable at July 31, 2009	10,783,644	$4.72	$3.91	$80,400

The weighted-average remaining contractual term of vested and exercisable options at July 31, 2009, was 3.96 years.

In addition to the above, OQI Sask has 1,421,667 outstanding options which may be exercised and exchanged into OQI Sask Exchangeable Shares whereby up to an additional 11,700,319 OQI common shares may be issued (note 5 and 6).

During the three months ended July 31, 2009, no options were granted.

As at July 31, 2009, the Company had unrecognized stock option compensation cost of $6,124,939 which will be recorded in future periods as options vest. The expense is expected to be recognized over a weighted-average period of 0.75 years.

9.	WARRANTS

At July 31, 2009, 6,325,000 warrants to purchase that same number of shares of common stock at $6.75 and 17,537,500 warrants to purchase that same number of shares of common stock at $1.10 are outstanding.

A summary of OQI’s share purchase warrant activity for the three months ended July 31, 2009:

	Number Of Warrants	Weighted Average Exercise Price

Balance, April 30, 2009	6,325,000	$6.75
Exercised	-	-
Warrants issued	17,537,500	1.10
Balance, July 31, 2009	23,862,500	$2.60

10.	FAIR VALUE MEASUREMENTS

Certain of the Company’s assets are reported at fair value in the accompanying balance sheet. The following tables provide fair value measurement information for such assets as of July 31, 2009 and April 30, 2009.

	As of July 31, 2009
			Fair Value Measures Using:
	Carrying Amount	Total Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Securities Held for Sale	50,053	50,053	50,053	-	-
Short Term Investments	12,140,871	12,140,871	12,140,871	-	-

	As of April 30, 2009
			Fair Value Measures Using:
	Carrying Amount	Total Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Securities Held for Sale	60,307	60,307	60,307	-	-
Short Term Investments	25,208,748	25,208,748	25,208,748	-	-

11.	RELATED PARTY TRANSACTIONS

The step-mother of a former executive (resigned December 2008) of the Company is the sole shareholder of a company that facilitates local on-site labour and equipment rentals to the Company for field operations.  For the three months ended July 31, 2009, $498 (2008 - $354,331) has been included in Exploration expense. These transactions are in the normal course of operations. As at July 31, 2009, nil (April 30, 2009 – $220,273) was payable to the above mentioned company.  The contract with this company was terminated on March 13, 2009.

The son of an executive of the Company is a 50% shareholder of a company that facilitates local on-site kitchen labour and catering functions to the Company for field operations.  For the three months ended July 31, 2009, $147,045 (2008 – $111,507) has been included in Exploration expense. These transactions are in the normal course of operations. As at July 31, 2009, nil (April 30, 2009 -52,010) was payable to the above mentioned company.

The brother of an executive of the Company is a 50% shareholder of a company that provides geophysical and geological analysis to the Company. For the three months ended July 31, 2009, $59,884 (2008 - $23,727) has been included in Exploration expense. These transactions are in the normal course of operations. As at July 31, 2009 and April 30, 2009 no amounts were payable to the above mentioned company.

12.	SUBSEQUENT EVENTS

In preparing these consolidated financial statements, subsequent events have been considered up to September 9, 2009.

Subsequent to July 31, 2009 the Board granted 3,985,000 stock options to directors, officers and employees.  The exercise price of the options granted was based on the closing price of the Company’s stock on the day of the grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses material changes in our results of operations and capital resources and uses for the three months ended July 31, 2009, compared to the three months ended July 31, 2008, and our financial condition and liquidity since April 30, 2009.  It is presumed that readers have read or have access to our 2009 Annual Report on Form 10-K, which includes disclosure regarding critical accounting policies and estimates as part of Management’s Discussion and Analysis of Financial Condition and Results of Operation.  Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.  All future payments in Canadian dollars have been converted to U.S. dollars using an exchange rate of $1.00 U.S. = $1.079 CDN, which was the July 31, 2009 exchange rate.

Overview

Three Months Ended July 31, 2009

•
We completed a public offering of 35,075,000 units at a price of $0.85 per unit for gross proceeds to $29.8 million.  The units consisted of one common share and a warrant to purchase one-half common share.

•
We were granted a one year extension, to May 31, 2010, of our permits in northwest Saskatchewan.  We may seek and be granted two additional one year extensions of each permit if the Company continues to meet its obligations under the terms of the permits.  We may elect to convert all or a portion of the permits to leases.

•
We signed a Memorandum of Understanding establishing an economic relationship with the Birch Narrows Dene Nation in Saskatchewan through which the economic benefits of our exploration and development activities will be managed.

•	We announced independent third party resource estimates for our Eagles Nest property in Northern Alberta.
•	We announced the resignation of Jamey Fitzgibbon as President and Chief Operating Officer and the transition of these responsibilities to Christopher Hopkins, the Company's Chief Executive Officer.
•	We resumed construction activities at Test Site 1 in preparation for the startup of Phase One of the testing.
•
We began applying heat to the reservoir at Test Site 3 in late 2008 utilizing a downhole electric heater and we continue to measure pressures and temperatures at ten different locations in the reservoir subsequent to the removal of the heater element in June 2009.

•	We have commenced pressure and temperature measurements at Test Site 1 in order to capture the baseline reservoir pressure and temperature before commencing the vertical well test program.
•
We provided an update of our progress at Test Sites 1 and 3 and laboratory and field test studies at the TD Newcrest Unconventional Oil Forum held in Calgary on July 8, 2009 and at the Canadian International Petroleum Conference held in Calgary on June 16 to 18, 2009.

•	We disclosed our intention to re-organize our non-core assets at Pasquia Hills.
•
We restated our financial statements and filed an amended Form 10-K/A for the year ended April 30, 2008 and amended Form 10-Qs for the quarterly periods ended July 31, 2008, October 31, 2008 and January 31, 2009.

Operations Summary:

Exploration Programs

During the three months ended July 31, 2009, we focused on developing our 2009-2010 oil sands exploration plans for the Axe Lake, Raven Ridge, Wallace Creek and Eagles Nest areas and our oil shale exploration plans for the Pasquia Hills area. These planning activities included scouting seismic and exploration drilling targets, preparing regulatory applications and initiating consultation processes for approval of the winter drilling program.

Specific activities we have been planning on our Axe Lake permits include an overburden core drilling program on permits 208 and 210 and 2-D seismic on the permits to the north and south of Axe Lake in Saskatchewan. Both of these programs will further our geological knowledge of the deposits while meeting work commitments required to extend the exploration permits until May 31, 2010.

We are also continuing with the additional processing and interpretation of the 1,847 kilometres (1,149 miles) of 2-D and 3-D seismic data collected and initially processed in the 2007-2008 winter program. This interpretation is proving valuable in planning for the specific reservoir tests this year and in assessing the geological structures across our permits.

We expanded our baseline environmental programs in the Axe Lake and the Raven Ridge areas in anticipation of a comprehensive Environmental Impact Assessment report required as part of the application for regulatory approval for development of Axe Lake. Other environmental work included initiating baseline environmental studies in the Wallace Creek and Eagles Nest areas. We commissioned an active (continuous) air quality monitoring station at Axe Lake during the period, the first of its kind in northwest Saskatchewan, in addition to our passive (periodic) air monitoring activities which have been ongoing since 2005.

In early 2009, we drilled an additional 23 exploration and delineation test wells in Raven Ridge. The Raven Ridge drilling program has demonstrated continuity of bitumen characteristics extending from Axe Lake in Northwest Saskatchewan westward into Alberta and we are in the process of updating our resource estimates based on the results of this drilling program.  We expect to release these results in October of 2009.

Axe Lake Area – Reservoir Development Activities

At Test Site 3, the electric downhole heating program was continued.   The objectives of the field test are to reliably measure pressure and temperature changes within the reservoir and adjacent formations as a result of heating and use those measurements to calibrate numerical simulation calculations to the field measurements in order to reduce uncertainty in future reservoir planning.  The electric downhole heater in well 1OBS 5-29-94-25 provided heat to the reservoir and pressure and temperatures were measured and recorded continuously at ten locations in the hot heater well, 1OBS 5-29-94-25, and the cold observation well, INJ 5-29-94-25.  The heater was removed from the well on June 26, 2009, pressures and temperatures were and are being measured and recorded during the post-heating period, and an application for perforating and continued testing of 1OBS 5-29-94-25 and INJ 5-29-94-25 is being prepared.  Our detailed engineering and numerical simulation analysis has confirmed the formation characteristics anticipated and our ability to establish and control the relevant fluid heat properties to be used in continued reservoir planning at Axe Lake.  We presented a more detailed description of the conceptual reservoir simulation model, analytical heat transfer calculations, Test Site 3 geo-models, supporting laboratory work and numerical simulations at the Canadian International Petroleum Conference held June 16-18, 2009.

In preparation for the commencement of the field testing of the reservoir test program we are in the final stages of construction and commissioning of the facilities at Test Site 1. Phase Three testing in the reservoir test program are planned:

Phase One of the test program at Test Site 1 will include the injection of cold water and will be followed by the injection of hot water and steam into the reservoir.  The purpose of the test is to measure heat and fluid movement under specific operating conditions on a field scale to complement our ongoing simulation and laboratory analysis studies. These Phase One tests are designed to confirm and demonstrate our "bottom-up" thermal recovery process and they will further enhance our knowledge and modeling of the thermal and geo-mechanical characteristics of our reservoir.

Phase Two of the test program at Test Site 1 will evaluate and analyze information gathered from Phase One regarding mobilization with steam and/or hot water by measuring field-scale response using horizontal wells.

As part of the overall Axe Lake development plan, we continue to conduct advanced economic feasibility, financial planning and risk assessment studies for full commercial development and the commissioning of an independent study of infrastructure and bitumen markets to complement our development planning process. Development of a commercial project remains subject to regulatory and other contingencies such as successful reservoir tests, board of directors approvals, financing and other risks inherent in the oil sands industry ("Risk Factors" Section of our Form 10-K).

Pasquia Hills Oil Shale Area

During the period ended July 31, 2009, the Company initiated the planning and regulatory approval process for an exploratory drilling program on its oil shale permits in eastern Saskatchewan. These activities included filing applications and receiving regulatory approvals for drilling up to fifteen locations, surveying drill locations, negotiating and obtaining access rights and contracting for the required services. We expect to commence exploration drilling on these permits in the last quarter of calendar 2009.

Outlook

Over the next twelve months we plan to continue the activities necessary to increase our resource base and to demonstrate the recoverability of our oil sands resources.  Subject to our financial resources, we will continue to pursue exploration programs on our permit and license lands.

We are continuing our testing program based on the current geological interpretation that there is no capping shale in direct contact with our oil sands reservoir. The results of our advanced laboratory studies and numerical reservoir simulations indicate that bitumen production can best be achieved using a reconfiguration of horizontal wells at the bottom of the reservoir. Our analysis points to the three essential elements for a successful application of the bottom-up approach to bitumen extraction: (1) establish and maintain mobility at the bottom of the oil sands reservoir, (2) utilize the full length of the horizontal wells while the bitumen is being produced, and (3) implement a comprehensive reservoir monitoring system to observe and manage the growth of the swept zone. A sequential approach to the reservoir test program is required, both in the scale of the field operations at Test Site 1 and by moving from vertical wells to short horizontal wells and then to commercial length horizontal wells.  In addition, as part of future pilot activities the detailed operations protocol will move from cold water to hot water to steam at each step for the different well configurations.

In the Axe Lake reservoir test program, we are now extending the testing at Test Site 3 and we will be commencing operations at Test Site 1 to demonstrate that we can establish and maintain communication between vertical wells at the bottom of the reservoir using water and steam. The following is an overview of key activities planned in the next twelve months.

•
We expect to submit an application to perforate the two closely spaced vertical wells at Test Site 3 and circulate water at different temperatures in order to (1) confirm the establishment of early fluid movement, (2) confirm the ability for early stage convective heat transfer at the bottom of the reservoir, (3) produce and collect samples of bitumen through both hot water and solvent injection, and (4) gather preliminary data on the horizontal displacement process.

•
We expect to submit an application to proceed with the Phase One test program at Test Site 1 to inject water and steam in order to (1) demonstrate the feasibility of establishing and maintaining staged communication at the base of the Axe Lake reservoir (2) evaluate reservoir behavior in relation to water and steam injection including geo-mechanical effects, and (3) calibrate the Axe Lake relative permeability curves for use in our reservoir simulators.   Four vertical wells for micro-seismic monitoring will be drilled and completed and a baseline will be established prior to commencement of vertical well operations.  The interpretation of micro-seismic signals is expected to enable more effective history matching of the horizontal fluid flow and convective heat transfer.  This phase is scheduled to begin in October, subject to regulatory and other approvals.

•
In preparation for Phase Two of the testing program at Test Site 1, we expect to drill and complete observation wells and design, construct and commission the necessary surface facilities at the site.  Water and steam injection into horizontal wells drilled is planned to begin following the completion of the surface facilities associated with the horizontal test holes.  This work will commence after the testing and analysis from Phase One is complete.

•	We may begin field activities related to Test Site 2, where we are evaluating the testing of other energy efficient and environmentally neutral recovery processes.

•
We are planning a program to evaluate the characteristics of the overburden at Axe Lake in late 2009.  The program, in combination with our extensive 3-D seismic data, is expected to enhance our understanding of the formation overlaying our bitumen deposit.

•
We expect to continue our reservoir characterization studies and continue to evaluate well data, perform petrophysical analyses, design and execute pertinent geophysical logging and perform advanced laboratory studies.

•
We expect to submit an application for a pilot project at Axe Lake in the fall of 2009.  The pilot project application will be partly based on a low pressure steam based bitumen recovery process currently being tested as part of the reservoir test program and the application will trigger an Environmental Impact Assessment.

•
We are continuing the planning of additional exploration programs to further define the location, extent and quality of the potential bitumen resource in Axe Lake, Raven Ridge, Wallace Creek, Eagles Nest, and adjacent areas as appropriate.

•
Infrastructure remains a critical element for continued operations and we will continue to investigate various pipe line solutions for gas and liquids transport, different routing alternatives for permanent road access and possible solutions for the provision of power.

•
Efforts are also continuing on converting a portion of our Saskatchewan permits to lease pursuant to the Oil Shale Regulations, 1964, as amended. The permits will not be converted to leases until a development plan which will require an Environmental Impact Assessment has been developed.

•	We intend to maintain our asset base and core technical team in order to advance to commercial development of our resource.

Liquidity and Capital Resources

On May 12, 2009, the Company issued 35,075,000 units at $0.85 per unit for gross proceeds of $29.8 million.  The units were issued as part of a public offering and were comprised of a share of the common stock and one-half of a warrant to purchase a share of common stock.  The Company paid an aggregate of $1.5 million in fees to a syndicate of agents under the terms of the agency agreement and $1.2 million of legal fees and other expenses in relation to the offering.

During the three months ended July 31, 2009, the Company expended $4.4 million on operations and $0.4 million on property and equipment.

At July 31, 2009, the Company held cash, cash equivalents and short term investments totaling $56.1 million.  At September 1, 2009, the Company held cash, cash equivalents and short-term investments totaling $53.6 million.

We believe that we have sufficient funds to carry out our planned activities over the next twelve months.  If we accelerate commercial development at Axe Lake or any of our other prospects, our cash requirements will increase significantly. Additional funding may also be required if our current planned activities are changed in scope or if actual costs differ from estimates of current plans. We believe the Company will have access to sufficient funding and sources of capital for its planned activities through to July 31, 2010. Because we constantly and actively monitor our expenditure budgets, if sufficient funding is not available we can adjust our expenditure plans based on available cash. We plan to fund future operations by way of financing, including a public offering or private placement of equity or debt securities. Our development strategy also includes considering partners on a joint venture basis on our specific projects to fund the development of such projects in a timely and responsible manner. However, there is no assurance that debt or equity financing or joint venture partner arrangements will be available to us on acceptable terms, if at all, to meet these requirements. The Company has no revenues, and its operating results, profitability and the future rate of growth depend solely on management’s ability to successfully implement the business plans and on the ability to raise further funding.

Results of Operations

Net loss

Three Months ended July 31, 2009 as compared to three months ended July 31, 2008. The Company experienced a net loss of $1,908,301 or $0.01 per share for the three months ended July 31, 2009 as compared to a net loss of $14,123,683 or $0.06 per share for the three months ended July 31, 2008. The decline in the net loss is mainly due to a reduction in exploration activity and costs in the current quarter as compared to the same quarter last year. The Company expects to continue to incur operating losses and will continue to be dependent on additional sales of equity or debt of securities and/or property joint ventures to fund its activities in the future.

Exploration costs

Three months July 31, 2009 as compared to three months ended July 31, 2008. Exploration costs for the three months ended July 31, 2009 were $3,614,359 (2008 - $10,472,742). The Operations Summary above provides a summary of the exploration activities conducted in the three months ended July 31, 2009.  Exploration expenditures in the three months ended July 31, 2009 related mainly to engineering and construction costs on Test Sites 1 & 3 and to environmental monitoring activities.

General and administrative

Corporate

Three months ended July 31, 2009 as compared to three months ended July 31, 2008. General and administrative expenses settled with cash for the three months ended July 31, 2009 were $3,798,450 (2008 - $2,855,016).  Expenditures in the three month period ended July 31, 2009 consist of salaries ($1.0 million), legal and other professional fees ($0.7 million) and general office costs ($2.1 million).  General and administrative expenses in the three months ended July 31, 2008 consist of salaries ($0.9 million), legal and other professional fees ($0.9 million) and general office costs ($1.0 million).  At July 31, 2009 there were 48 employees including 8 seasonal field employees, at July 31, 2008 there were 72 employees including 30 seasonal field employees. The increase in salaries and wages during the quarter occurred as result of severance payments.

Stock-based compensation

Three months ended July 31, 2009 as compared to three months ended July 31, 2008.  Stock-based compensation reversal for the three months ended July 31, 2009 was $1,152,931 (2008 – $3,569,157 expense).  Stock-based compensation expense for the three months ended July 31, 2009 and 2008 consists of stock-based compensation related to the issuance of options to directors, officers, employees and consultants.   The grant date fair value of the stock options was estimated using the Black-Scholes valuation model which requires the input of highly subjective assumptions, including the option’s expected life and the expected stock price volatility determined using the historical volatility of the price of shares of the Company’s common stock. The decrease this quarter as compared to the same quarter in the prior year is the result of  2.8 million options being forfeited due to a reduction in the number of employees and resulting in a reversal of previously recorded stock-based compensation.   Stock-based compensation is a non-cash expense.

Foreign exchange gain (loss)

Three months ended July 31, 2009 as compared to three months ended July 31, 2008. A foreign exchange gain of $3,243,691 (2008 — loss of $782,690) resulted from holding Canadian dollar cash in the parent company with a US dollar functional currency when the value of the Canadian dollar increased as compared to the U.S. dollar.

Depreciation and accretion

Three months ended July 31, 2009 as compared to three months ended July 31, 2008. Depreciation and accretion expense for the three months ended July 31, 2009 was $448,416 (2008 - $317,726).  Depreciation expense relates to camp facilities, equipment and corporate assets which are being depreciated over their useful lives of three to five years. Accretion expense relates to the asset retirement obligation recognized on the airstrip, camp site, access roads and reservoir test sites which are being brought into income over a period 10 of 30 years. The change from the quarter ended July 31, 2008 to the quarter ended July 31, 2009 is not significant and relates to the increase in assets held during the year.

Interest and other income

Three months ended July 31, 2009 as compared to three months ended July 31, 2008. Interest income for the three months ended July 31, 2009 was $58,764 (2008 - $429,278).  Interest income is earned because the Company pre-funds its activities and the resulting cash on hand which is invested in short-term deposits. The decrease in interest income this quarter as compared to the same quarter in the prior year reflects the decrease in short term investments and the decrease in market interest rates over the intervening year.

Deferred income tax benefit

Three months ended July 31, 2009 as compared to three months ended July 31, 2008. The deferred income tax benefit for the three months ended July 31, 2009 was $1,497,538 (2008 - $3,444,370) and relates to the tax benefit that is generated by expensing all exploration costs. This results in a higher tax basis for the Company’s property and equipment when compared to their carrying value. The deferred tax liability reported on the balance sheet is mainly related to the book value of property which will not be deductible for tax purposes and is related to the Company’s 2006 acquisition of the minority interest in OQI Sask.

Recently Issued Accounting Standards Not Yet Adopted

There are no relevant recently issued accounting standards that would impact the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of July 31, 2009, we carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.   Based on the evaluation as of July 31, 2009 our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15e) under the Securities Exchange Act of 1934) were not effective because of the material weakness in internal control over financial reporting described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal control over financial reporting as of July 31, 2009 existed as we did not maintain effective processes and controls over the accounting for and reporting of complex and non-routine transactions. Specifically, we did not have sufficient appropriate level of technical knowledge, experience and training in the accounting for asset acquisitions, stock-based compensation, and deferred income taxes. This control deficiency resulted in the restatement of the consolidated financial statements for the years ended April 30, 2008 and 2007 and each of the quarters in fiscal 2009 and 2008.  The restatement of the prior periods also resulted in a material adjustment to the April 30, 2009 financial statement prior to their issuance.

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

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting.  There were no changes in our internal control over financial reporting during the period covered by this report on Form 10-Q that have materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.  Risk Factors

There have been no material changes to the information in the Risk Factors identified in Item 1A in our Annual Report on Form 10-K for the year ended April 30, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Effective August 28th, 2009, Dr. Claes Palmgren, Vice President Reservoir Engineering, resigned from the Company for personal reasons.  Dr. Palmgren intends to stay on with the Company on a consulting basis for a period of approximately six months.

ITEM 6. Exhibits.

1.1	Agency Agreement dated April 30, 20091

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
_______________

1 Incorporated by reference from Form 8-K dated April 30, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

OILSANDS QUEST INC.

Date: September 9, 2009	By:	/s/ Christopher H. Hopkins
Christopher H. Hopkins, President, Chief Executive Officer and Director

Date: September 9, 2009	By:	/s/ Garth Wong
Garth Wong, Chief Financial Officer and Chief Accounting Officer