Form 10-Q/A
period 2009-07-31
Oilsands Quest Inc
filed 2009-11-27
CIK 1096791

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

EXPLANATORY NOTE

Oilsands Quest Inc. (the “the Company”) is amending its Quarterly Report on Form 10-Q for the quarter ended July 31, 2009, filed on September 9, 2009 (the “Original Filing”) to amend and restate its consolidated financial statements for the three months ended July 31 2009.  Subsequent to the issuance of the consolidated financial statements for the three months ended July 31, 2009, our management determined that there were errors in the recording of stock-based compensation expense for the three months ended July 31, 2009 and for the years ended April 30 2007, 2008 and 2009. Management concluded that the adjustment originating in the three months ended July 31, 2009 was material to the financial statements and required restatement of our consolidated financial statements. Management concluded that the adjustments originating in the years ended April 2007, 2008 and 2009 and in the three months ended July 31, 2008, the three and six months ended October 31, 2008 and the three and nine months ended January 31, 2009 were not material to the financial statements for those periods and which will be reflected as immaterial error corrections of prior period comparative financial information in its interim financial statements for the three months ended July 31, 2009 and future filings.

Refer to Note 2 “Restatement of Consolidated Financial Statements” and Note 3 “Basis of Presentation” of the Unaudited Notes to Consolidated Financial Statements for further discussion of the restatement and the immaterial error corrections

As a result, the Company incorrectly presented the Company’s consolidated balance sheets as of July 31, 2009, Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity and Comprehensive Income for the three months ended July 31, 2009 and is correcting such presentation in this Form 10-Q/A.  Note 2 in the notes to the consolidated financial statements included herein provides a reconciliation of amounts previously reported to those shown herein.

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

OILSANDS QUEST INC.
FORM 10Q FOR THE QUARTER ENDED
JULY 31, 2009

Part I. Financial Information
Forward-Looking Statements
Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheets as of July 31, 2009 and April 30, 2009	5
	Unaudited Consolidated Statements of Operations for the Three Months Ended July 31, 2009 and 2008 and for the Period from Inception on April 3, 1998 to July 31, 2009	6
	Unaudited Consolidated Statements of Stockholders’ Equity for the Three Months Ended July 31, 2009 and 2008	7
	Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended July 31, 2009 and 2008 and for the Period from Inception on April 3, 1998 to July 31, 2009	8
	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended July 31, 2009 and 2008 and for the Period from Inception on April 3, 1998 to July 31, 2009	9
	Unaudited Notes to Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

Part II Other Information

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	26
	Signatures	27

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

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	July 31, 2009	April 30, 2009
	(as restated)
ASSETS
Current Assets:
Cash and cash equivalents	$44,000,040	$6,986,099
Accounts receivable	302,859	3,616,793
Short-term investments	12,140,871	25,208,748
Prepaid expenses	707,332	337,099
Available for sale equity securities	50,053	60,307
Total Current Assets	57,201,155	36,209,046

Property and Equipment (note 4)	440,973,219	398,975,468

Total Assets	$498,174,374	$435,184,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (note 12)	$908,721	$3,463,642
Accrued liabilities	5,296,268	5,603,779
Flow-through share premium liability	721,004	749,287
Total Current Liabilities	6,925,993	9,816,708

Deferred Taxes	70,644,375	65,651,035
Asset Retirement Obligation (note 5)	2,951,596	2,621,439

Stockholders’ Equity
Capital Stock
Preferred Stock, par value of $0.001 each, 10,000,000 shares authorized, 1 Series B Preferred share outstanding (note 7)	1	1
Common Stock, par value of $0.001 each, 750,000,000 shares authorized, 276,654,511 and 241,559,549 shares outstanding at July 31, 2009 and April 30, 2009 respectively (notes 8, 9 and 10)	276,654	241,559
Additional Paid-in Capital	743,099,134	713,573,848
Deficit Accumulated During Development Stage	(335,496,393)	(330,699,364)
Accumulated Other Comprehensive Income (Loss)	9,773,014	(26,020,712)
Total Stockholders’ Equity	417,652,410	357,095,332
Total Liabilities and Stockholders’ Equity	$498,174,374	$435,184,514

Subsequent events (note 13)

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended July 31,		From Inception on April 3, 1998 through to
	2009	2008	July 31, 2009
	(as restated)		(as restated)
Expenses
Exploration costs	$3,614,359	$10,472,742	$209,871,368
General and administrative
Corporate	3,798,450	2,855,016	44,830,625
Stock-based compensation (note 9)	1,735,797	3,763,772	142,961,873
Foreign exchange (gain) loss	(3,243,691)	782,690	1,296,231
Depreciation and accretion	448,416	317,726	3,452,735
	6,353,331	18,191,946	402,412,832
Other Items
Interest and other income	(58,764)	(429,278)	(6,357,434)
Loss before deferred income tax benefit	6,294,567	17,762,668	396,055,398
Deferred income tax benefit	(1,497,538)	(3,444,370)	(52,864,751)

Net loss	4,797,029	14,318,298	343,190,647
Net loss attributable to noncontrolling interest	-	-	(7,694,254)
Net loss attributable to common stockholders	$4,797,029	$14,318,298	$335,496,393

Net loss attributable to common stockholders per share	$(0.02)	$(0.06)
Weighted average number of common stock outstanding	297,811,710	252,061,213

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
 (A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(Unaudited)
	Common Stock		Preferred Stock		Additional Paid in	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	(Loss)	Stage	Equity
Balance, April 30, 2009	241,559,549	$241,559	1	$1	$713,573,848	$(26,020,712)	(330,699,364)	$357,095,332
Common stock and warrants issued for:
Cash	35,075,000	35,075	-		29,778,675	-	-	29,813,750
Stock option exercises	19,962	20	-		16,149	-	-	16,169
Stock-based compensation, as restated	-	-	-		1,735,797	-	-	1,735,797
Share issue costs	-	-	-		(2,005,335)	-	-	(2,005,335)
Other comprehensive income
Foreign exchange gain on translation	-	-	-		-	35,793,726	-	35,793,726
Net loss, as restated	-	-	-		-	-	(4,797,029)	(4,797,029)
Balance, July 31, 2009, as restated	276,654,511	$276,654	1	$1	$743,099,134	$9,773,014	$(335,496,393)	$417,652,410

Balance, April 30, 2008	213,861,958	$213,862	1	$1	$604,322,495	$36,732,367	$(241,502,206)	$399,766,519
Common stock issued for:
Cash	12,976,761	12,977	-	-	54,489,420	-	-	54,502,397
Property	640,000	640	-	-	3,717,760	-	-	3,718,400
Stock option exercises	35,000	35	-	-	165,115	-	-	165,150
Exchange of OQI Sask Exchangeable Shares	1,190,250	1,190	-	-	(1,190)	-	-	-
Stock-based compensation	-	-	-	-	3,763,772	-	-	3,763,772
Share issue costs	-	-	-	-	(1,270,248)	-	-	(1,270,248)
OQI Sask options exercises	-	-	-	-	1,250,495	-	-	1,250,495
Other comprehensive income
Transfer of unrealized loss on available for sale securities	-	-	-	-	-	141,970	-	141,970
Foreign exchange loss on translation	-	-	-	-	-	(5,864,955)	-	(5,864,955)
Net loss	-	-	-	-	-	-	(14,318,298)	(14,318,298)
Balance, July 31, 2008	228,703,969	$228,704	1	$1	$666,437,619	$31,009,382	$(255,820,504)	$441,855,202

See Notes to Unaudited Consolidated Financial Statements.

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended July 31,		From Inception on April 3, 1998 through to
	2009	2008	July 31, 2009
	(as restated)		(as restated)
Net loss	$(4,797,029)	$(14,318,298)	$(343,190,647)
Unrealized loss on available for sale securities	-	-	(167,631)
Transfer of unrealized loss on available for sale securities	-	141,970	167,631
Foreign exchange gain (loss) on translation	35,793,726	(5,864,955)	9,773,014
Comprehensive income (loss)	$30,996,697	$(20,041,283)	$(333,417,633)
Comprehensive loss attributable to noncontrolling interest	-	-	7,694,254
Comprehensive income (loss) attributable to common stockholders	$30,996,697	$(20,041,283)	$(325,723,379)

See Notes to Unaudited Consolidated Financial Statements

 OILSANDS QUEST INC.
 (A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended July 31,		From Inception on April 3, 1998 through to July 31, 2009
	2009	2008
	(as restated)		(as restated)

Operating Activities
Net loss	$(4,797,029)	$(14,318,298)	$(343,190,647)
Non-cash adjustments to net loss
Stock-based compensation	1,735,797	3,763,772	142,961,873
Deferred income tax benefit	(1,497,538)	(3,444,370)	(52,864,751)
Depreciation and accretion	448,416	317,726	3,452,735
Asset retirement cost expense	-	-	1,067,715
Other non-cash items	10,255	234,773	1,249,538
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	3,157,979	1,843,316	(186,361)
Accounts payable and accrued liabilities	(3,453,587)	(5,180,826)	9,953,632

Cash Used in Operating Activities	(4,395,707)	(16,783,907)	(237,556,266)

Investing Activities
Property and equipment expenditures	(440,425)	(4,582,176)	(79,854,030)
Short-term investment	13,067,877	(13,580,041)	(12,140,871)
Other investments	-	-	(548,048)
Cash Used in Investing Activities	12,627,452	(18,162,217)	(92,542,949)

Financing Activities
Issuance of shares for cash	27,824,584	53,397,299	355,385,992
Shares issued on exercise of OQI Sask options and warrants	-	1,250,495	4,176,336
Shares issued by OQI Sask to non-controlling interests	-	-	7,663,666
Convertible debentures	-	-	8,384,496
Cash Provided by Financing Activities	27,824,584	54,647,794	375,610,490

Inflow of Cash and Cash Equivalents	36,056,329	19,701,670	45,511,275
Effects of exchange rate changes on cash and cash equivalents	957,612	(74,249)	(1,511,235)
Cash and Cash Equivalents, Beginning of Period	6,986,099	26,498,038	-
Cash and Cash Equivalents, End of Period	$44,000,040	$46,125,459	$44,000,040

Non-Cash Financing Activities
Common stock issued for properties	$-	$3,718,400	$10,848,342
Warrants granted on purchase of properties	$-	$-	$1,763,929
Common stock issued for services	$-	$-	$10,504,594
Common stock issued for debt settlement	$-	$-	$28,401,029

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

Subsequent to the issuance of the consolidated financial statements for the three months ended July 31, 2009, the Company identified errors in the accounting for the stock-based compensation expense for the years ended April 30, 2007, 2008, 2009 and for the three months ended July 31, 2009. The Company incorrectly calculated stock-based compensation expense by reversing the expense associated with the portion of forfeited stock option awards that had already vested, resulting in an understatement of stock-based compensation expense for the respective periods. As stock based compensation is a non-cash item, there is no impact to cash used in operating activities in the quarter.

The Company determined that the aggregate stock-based compensation expense error related to the three months ended July 31, 2009 of $2.9 million was material to the period. To correct this error, the Company has recorded additional non-cash stock-based compensation expense of $2.9 million for the three months ended July 31, 2009.

As discussed in note 3, the Company determined that the impact of the errors originating in the years ended April 30, 2007, 2008 and 2009 were not material to the financial statements for the respective years and, accordingly, the adjustments have been reflected as an immaterial error correction of prior period comparative financial information in its interim financial statements for the three months ended July 31, 2009.

The Company has restated its consolidated balance sheets of July 31 2009 and consolidated statements of operations and consolidated statements of cash flows for the three months ended July 31, 2009.  Other impacted amounts related to stock-based compensation are reflected in note 9.

The following table outlines the impact of the adjustment by financial statement line item in the Company's consolidated balance sheet of July 31, 2009:

As of July 31, 2009	As previously reported	Restatement adjustment	As restated
ASSETS
Current Assets:
Cash and cash equivalents	$44,000,040	$-	$44,000,040
Accounts receivable	302,859	-	302,859
Short-term investments	12,140,871	-	12,140,871
Prepaid expenses	707,332	-	707,332
Available for sale equity securities	50,053	-	50,053
Total Current Assets	57,201,155	-	57,201,155

Property and Equipment	440,973,219	-	440,973,219
Total Assets	$498,174,374	$-	$498,174,37
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$908,721	$-	$908,721
Accrued liabilities	5,296,268		5,296,268
Flow-through share premium liability	721,004	-	721,004
Total Current Liabilities	6,925,993	-	6,925,993

Deferred Taxes	70,644,375		70,644,375
Asset Retirement Obligation	2,951,596	-	2,951,596

STOCKHOLDERS’ EQUITY
Capital Stock
Preferred stock, par value of $0.001 each, 10,000,000 shares authorized, 1 Series B Preferred share outstanding	1	-	1
Common stock, par value of $0.001 each, 750,000,000 shares authorized, 276,654,511 and 241,559,549 shares outstanding at July 31, 2009 and April 30, 2009 respectively	276,654	-	276,654
Additional Paid-in Capital	740,210,4061	2,888,728	743,099,134
Deficit Accumulated During Development Stage	(332,607,665)1	(2,888,728)	(335,496,393)
Accumulated Other Comprehensive Income	9,773,014	-	9,773,014
Total Stockholders’ Equity	417,652,410	-	417,652,410
Total Liabilities and Stockholders’ Equity	$498,174,374	$-	$498,174,374

1 Additional paid-in capital and deficit accumulated during the development stage, as previously reported, have both increased by $1,799,484 for the immaterial error corrections for the years ended April 30, 2007, 2008 and 2009 as discussed in note 3.

The following table outlines the impact of the adjustment by financial statement line item in the Company's consolidated statement of operations for the three months ended July 31, 2009:

Three Months Ended July 31, 2009	As previously reported	Restatement adjustment	As restated
Expenses
Exploration costs	$3,614,359	$-	$3,614,359
General and administrative
Corporate	3,798,450	-	3,798,450
Stock-based compensation	(1,152,931)	2,888,728	1,735,797
Foreign exchange gain	(3,243,691)	-	(3,243,691)
Depreciation and accretion	448,416		448,416
	3,464,603	2,888,728	6,353,331
Other Items
Interest and other income	(58,764)	-	(58,764)
Loss before deferred income tax benefit	3,405,839	2,888,728	6,294,567
Deferred income tax benefit	(1,497,538)	-	(1,497,538)
Net loss	1,908,301	2,888,728	4,797,029
Net loss attributable to non-controlling interest	-	-	-
Net loss attributable to common stockholders	$1,908,301	$2,888,728	$4,797,029
Net loss attributable to common stockholders per share	$(0.01)	$(0.01)	$(0.02)
Weighted Average Number of Common Shares Outstanding	297,811,710	-	297,811,710

The following table outling the impact of the adjustment by financial statement line items in the Company's consolidated statement of cash flows for the three months ended July 31, 2009:

	As previously reported	Restatement adjustment	As restated
Operating Activities
Net loss	$(1,908,301)	$(2,888,728)	$(4,797,029)
Non-cash adjustments to net loss
Stock-based compensation expense	(1,152,931)	2,888,728	1,735,797
Deferred income tax benefit	(1,497,538)	-	(1,497,538)
Depreciation and accretion	448,416	-	448,416
Asset retirement cost expense	-	-	-
Other non-cash items	10,255	-	10,255
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	3,157,979		3,157,979
Accounts payable and accrued liabilities	(3,453,587)	-	(3,453,587)

Cash Used in Operating Activities	(4,395,707)	-	(4,395,707)

Investing Activities
Property and Equipment Expenditures	(440,425)	-	(440,425)
Short-term investment	13,067,877	-	(13,067,877)
Other investments	-	-	-
Cash used in Investing Activities	12,627,452	-	12,627,452

Financing Activities
Issuance of shares for cash	27,824,584	-	27,824,584
Shares issued on exercise of OQI Sask options and warrants	-	-	-
Shares issued by OQI Sask to non-controlling interests	-	-	-
Convertible debentures	-	-	-
Cash Provided by Financing Activities	27,824,584	-	27,824,584

Inflow of Cash and Cash Equivalents	36,056,329	-	36,056,329
Effects of exchange rate changes on cash and cash equivalents	957,612	-	957,612
Cash and cash equivalents, Beginning of Period	6,986,099	-	6,968,099
Cash and cash equivalents, End of Period	$44,000,040	$-	$44,000,040

3.	BASIS OF PRESENTATION

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

Immaterial Corrections

Subsequent to the issuance of the consolidated financial statements for the year ended April 30, 2009, the Company determined that two immaterial errors occurred in its previously issued consolidated financial statements for the year ended April 30, 2009.

The first immaterial error related to an overstated accrual on a short-term discretionary incentive plan for employees of the Company for the year ended April 30, 2009. The Company concluded that the adjustment was not material to the financial statements for the year ended April 30, 2009 and reflected the adjustment as an immaterial correction of prior period comparative financial information in its interim financial statements for the three months ended July 31, 2009. The Company determined that the cumulative impact of the immaterial error, was a decrease to corporate general and administrative expense, net loss and comprehensive loss of $1.5 million (net of deferred income tax benefit of zero) for the three months and the year ended April 30, 2009 and for the period from inception on April 8, 1998 to April 30, 2009 and recorded corresponding decreases to accrued liabilities and deficit accumulated during the development stage at April 30, 2009. Basic and diluted net loss attributable to common stockholders decreased by $0.01 per share for the three months and the year ended April 30, 2009.  The immaterial correction had no effect on the results of operation for the three months ended July 31, 2009 and on cash or liquidity for any prior comparative period.

The second immaterial correction related to an error in the accounting for stock-based compensation for the years ended April 30, 2007, 2008 and 2009. As discussed in Note 2, the Company incorrectly calculated stock-based compensation expense by reversing the expense associated with the portion of forfeited stock option awards that had already vested, resulting in an understatement of stock-based compensation expense for the respective periods. The Company also corrected the grant date fair value (a decrease) of one option award which partially offset the understatement of stock-based compensation expense associated with the forfeited options.

—
The Company determined that the net impact of the immaterial error for the year ended April 30, 2007 was a decrease to stock-based compensation expense, net loss and comprehensive loss of $0.1 million with a corresponding decrease to additional paid-in-capital and deficit accumulated during the development stage at April 30, 2007. The basic and diluted net loss attributable to common stockholders remained unchanged for the year ended April 30, 2007.

—
The Company determined that the net impact of the immaterial error for the year ended April 30, 2008 was an increase to stock-based compensation expense, net loss and comprehensive loss of $1.6 million with a decrease to the basic and diluted net loss attributable to common stockholders of $0.01 per share for the year ended April 30, 2008. The cumulative impact of the immaterial error as of April 30, 2008 was an increase of $1.6 million to additional paid-in-capital and deficit accumulated during the development stage at April 30, 2008.

—
The Company determined that the net impact of the immaterial error for the three months ended July 31, 2008 was an increase to stock-based compensation expense, net loss and comprehensive loss of $0.2 million which did not result in any change to the basic and diluted net loss attributable to common stockholders for the three months ended July 31, 2008.

—
 The Company determined that the net impact of the immaterial error for the year ended April 30, 2009 was an increase to stock-based compensation expense, net loss and comprehensive loss of $0.2 million which did not result in any change to the basic and diluted net loss attributable to common stockholders for the year ended April 30, 2009.  The cumulative impact of the immaterial error as of April 30, 2009 was an increase of $1.8 million to additional paid-in-capital and deficit accumulated during the development stage at April 30, 2009.

The Company concluded that these adjustments were not material to the financial statements for the years ended April 30, 2007, 2008 and 2009 and reflected them as immaterial corrections of prior period comparative financial information in its interim financial statements for the three months ended July 31, 2009. The immaterial error correction had no effect on cash or liquidity for any prior comparative period.

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

4.	PROPERTY AND EQUIPMENT

	July 31, 2009	April 30, 2009
Saskatchewan Oil Sands Rights
Permits	$378,135,145	$341,921,978
Licenses	2,157,724	1,949,903
Alberta Oil Sands Rights
Permits	33,246,871	30,044,702
Leases	7,327,918	6,622,130
Saskatchewan Oil Shale Rights (Permits)	10,408,978	9,439,575
Equipment	13,015,929	11,635,999

Less: Accumulated Depreciation	(3,319,346)	(2,638,819)
Net Book Value	$440,973,219	$398,975,468

a)	Saskatchewan Oil Sands Permits

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

Table of Contents

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

Continuity of Asset Retirement Obligation
Present value of obligation at April 30, 2009	$2,621,439
Liabilities incurred	-
Liabilities settled	-
Accretion expense	48,320
Foreign currency translation adjustment	281,837
Present value of obligation at July 31, 2009	$2,951,596

6.	OQI SASK STOCK OPTIONS

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

	Number	Weighted Average Exercise Price (CDN)

Issued and outstanding, April 30, 2009	1,421,667	$16.82
Exercised and exchanged into shares of OQI common stock (note 5)	-	$-
Issued and outstanding, July 31, 2009	1,421,667	$16.82

Exercise Price (CDN)	Number Outstanding at July 31, 2009	Number Exercisable at July 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value (CDN)	Aggregate Intrinsic Value at July 31, 2009 (CDN)
$0.50	75,000	75,000	0.28 years	$0.09	$528,611
$3.00	100,000	100,000	1.00 years	$0.54	$454,814
$6.00	465,000	465,000	1.50 years	$28.30	$719,814
$25.00	731,667	731,667	1.75 years	$26.06	-
$50.00	50,000	37,500	2.00 years	$32.00	-
	1,421,667	1,409,167	1.55 years		$1,703,239

The 1,421,667 OQI Sask options outstanding at July 31, 2009 represent 11,700,319 OQI Sask Exchangeable Shares that would be issued on exercise of the OQI Sask options as a result of the completion of the acquisition of the non-controlling interest in OQI Sask (see note 7).

As at July 31, 2009, the Company had no unrecognized stock option compensation expense.

7.	PREFERRED SHARES

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

	OQI Sask Exchangeable Shares	OQI Sask Exchangeable Shares issuable on exercise of OQI Sask options	Total Exchangeable Shares
Balance, April 30, 2009	25,743,916	11,700,319	37,444,235
OQI Sask options exercised (note 6)	-	-	-
Exchangeable Shares exchanged into OQI common shares	-	-	-

Balance, July 31, 2009	25,743,916	11,700,319	37,444,235

8.	COMMON STOCK

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

9.	STOCK OPTIONS

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

The following summarizes our stock option activity under the Company’s 2006 Stock Plan (SOP 2006) for the three months ended July 31, 2009:

	Options	Weighted- Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at April 30, 2009	24,582,962	4.03	2.92
Granted	-
Exercised	(19,962)	0.81	0.73	$4,192
Forfeited	(2,842,500)	4.11	1.56
Expired	(30,000)	6.00	3.55
Outstanding at July 31, 2009	21,690,500	$4.02	$3.10
Exercisable at July 31, 2009	12,120,000	$4.39	$3.55	$121.900

The weighted-average remaining contractual term of vested and exercisable options at July 31, 2009, was 4.42 years.

In addition to the above, OQI Sask has 1,421,667 outstanding options which may be exercised and exchanged into OQI Sask Exchangeable Shares whereby up to an additional 11,700,319 OQI common shares may be issued (note 6 and 7).

During the three months ended July 31, 2009, no options were granted.

As at July 31, 2009, the Company had unrecognized stock option compensation cost (as restated) of $4,762,508 which will be recorded in future periods as options vest. The expense is expected to be recognized over a weighted-average period of 1.25 years.

10.	WARRANTS

At July 31, 2009, 6,325,000 warrants to purchase that same number of shares of common stock at $6.75 and 17,537,500 warrants to purchase that same number of shares of common stock at $1.10 are outstanding.

A summary of OQI’s share purchase warrant activity for the three months ended July 31, 2009:

	Number Of Warrants	Weighted Average Exercise Price

Balance, April 30, 2009	6,325,000	$6.75
Exercised	-	-
Warrants issued	17,537,500	1.10
Balance, July 31, 2009	23,862,500	$2.60

11.	FAIR VALUE MEASUREMENTS

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

13.	SUBSEQUENT EVENTS

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

—
We completed a public offering of 35,075,000 units at a price of $0.85 per unit for gross proceeds to $29.8 million.  The units consisted of one common share and a warrant to purchase one-half common share.

—
We were granted a one year extension, to May 31, 2010, of our permits in northwest Saskatchewan.  We may seek and be granted two additional one year extensions of each permit if the Company continues to meet its obligations under the terms of the permits.  We may elect to convert all or a portion of the permits to leases.

—
We signed a Memorandum of Understanding establishing an economic relationship with the Birch Narrows Dene Nation in Saskatchewan through which the economic benefits of our exploration and development activities will be managed.

—	We announced independent third party resource estimates for our Eagles Nest property in Northern Alberta.
—	We announced the resignation of Jamey Fitzgibbon as President and Chief Operating Officer and the transition of these responsibilities to Christopher Hopkins, the Company's Chief Executive Officer.
—	We resumed construction activities at Test Site 1 in preparation for the startup of Phase One of the testing.
—
We began applying heat to the reservoir at Test Site 3 in late 2008 utilizing a downhole electric heater and we continue to measure pressures and temperatures at ten different locations in the reservoir subsequent to the removal of the heater element in June 2009.

—	We have commenced pressure and temperature measurements at Test Site 1 in order to capture the baseline reservoir pressure and temperature before commencing the vertical well test program.
—
We provided an update of our progress at Test Sites 1 and 3 and laboratory and field test studies at the TD Newcrest Unconventional Oil Forum held in Calgary on July 8, 2009 and at the Canadian International Petroleum Conference held in Calgary on June 16 to 18, 2009.

—	We disclosed our intention to re-organize our non-core assets at Pasquia Hills.
—
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

—
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

—
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

—
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

—	We may begin field activities related to Test Site 2, where we are evaluating the testing of other energy efficient and environmentally neutral recovery processes.

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

Results of Operations

Net loss

Three Months ended July 31, 2009 as compared to three months ended July 31, 2008. The Company experienced a net loss of $4,797,029 or $0.02 per share for the three months ended July 31, 2009 as compared to a net loss of $14,318,298 or $0.06 per share for the three months ended July 31, 2008. The decline in the net loss is mainly due to a reduction in exploration activity and costs in the current quarter as compared to the same quarter last year. The Company expects to continue to incur operating losses and will continue to be dependent on additional sales of equity or debt of securities and/or property joint ventures to fund its activities in the future.

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

General and administrative

Corporate

Three months ended July 31, 2009 as compared to three months ended July 31, 2008. General and administrative expenses settled with cash for the three months ended July 31, 2009 were $3,798,450 (2008 - $2,855,016).  Expenditures in the three month period ended July 31, 2009 consist of salaries ($2.1 million), legal and other professional fees ($0.7 million) and general office costs ($1.0 million).  General and administrative expenses in the three months ended July 31, 2008 consist of salaries ($0.9 million), legal and other professional fees ($0.9 million) and general office costs ($1.0 million).  At July 31, 2009 there were 48 employees including 8 seasonal field employees, at July 31, 2008 there were 72 employees including 30 seasonal field employees. The increase in salaries and wages during the quarter occurred as result of severance payments.

Stock-based compensation

Three months ended July 31, 2009 as compared to three months ended July 31, 2008.  Stock-based compensation expense for the three months ended July 31, 2009 was $1,735,797 (2008 – $3,763,772).  Stock-based compensation expense for the three months ended July 31, 2009 and 2008 consists of stock-based compensation related to the issuance of options to directors, officers, employees and consultants.   The grant date fair value of the stock options was estimated using the Black-Scholes valuation model which requires the input of highly subjective assumptions, including the option’s expected life and the expected stock price volatility determined using the historical volatility of the price of shares of the Company’s common stock. The decrease this quarter as compared to the same quarter in the prior year is the result of 2.8 million options being forfeited due to a reduction in the number of employees and  corresponding stock-based compensation.   Stock-based compensation is a non-cash expense.

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
This control deficiency resulted in the restatement of the consolidated financial statements for the years ended April 30, 2008 and 2007, for each of the quarters in fiscal 2009 and 2008 and for the first quarter in fiscal 2010. The restatement of the prior periods also resulted in a material adjustment to the April 30, 2009 financial statement prior to their issuance.

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

OILSANDS QUEST INC.

Date: November 27, 2009	By:	/s/ Christopher H. Hopkins
Christopher H. Hopkins, President, Chief Executive Officer and Director

Date: November 27, 2009	By:	/s/ Garth Wong
Garth Wong, Chief Financial Officer and Chief Accounting Officer