Form 10-Q
period 2009-10-31
Oilsands Quest Inc
filed 2009-12-07
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
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

As of December 1, 2009 there were 278,119,961 shares of common stock issued and outstanding.

OILSANDS QUEST INC.
FORM 10Q FOR THE QUARTER ENDED
October 31, 2009

Part I. Financial Information
Forward-Looking Statements
Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheets as of October 31, 2009 and April 30, 2009	2
	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended October 31, 2009 and 2008 and for the Period from Inception on April 3, 1998 to October 31, 2009	3
	Unaudited Consolidated Statements of Stockholders’ Equity for the Six Months Ended October 31, 2009 and 2008	4
	Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended October 31, 2009 and 2008 and for the Period from Inception on April 3, 1998 to October 31, 2009	5
	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended October 31, 2009 and 2008 and for the Period from Inception on April 3, 1998 to October 31, 2009	6
	Unaudited Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

Part II Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	21

Item 6.	Exhibits	21
	Signatures	22

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

It is presumed that readers have read or have access to our 2009 Annual Report filed on Form 10-K which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis or Plan of Operations.  All future payments in Canadian dollars have been converted to United States dollars using an exchange rate of $1.00 U.S. = $1.0819 CDN, which was the October 31, 2009 exchange rate.  Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.

i

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	October 31, 2009	April 30, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$34,239,241	$6,986,099
Accounts receivable	439,583	3,616,793
Short-term investments	12,108,330	25,208,748
Prepaid expenses	1,252,053	337,099
Available for sale equity securities	66,558	60,307
Total Current Assets	48,105,765	36,209,046

Property and Equipment (note 3)	440,658,530	398,975,468

Total Assets	$488,764,295	$435,184,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (note 11)	$1,859,890	$3,463,642
Accrued liabilities	8,200,570	5,603,779
Flow-through share premium liability	477,575	749,287
Total Current Liabilities	10,538,035	9,816,708

Deferred Taxes	69,243,718	65,651,035
Asset Retirement Obligation (note 4)	3,013,304	2,621,439

Stockholders’ Equity
Capital Stock
Preferred Stock, par value of $0.001 each, 10,000,000 shares authorized, 1 Series B Preferred share outstanding (note 6)	1	1
Common Stock, par value of $0.001 each, 750,000,000 shares authorized, 278,099,961 and 241,559,549 shares outstanding at October 31, 2009 and April 30, 2009 respectively (notes 7, 8 and 9)	278,099	241,559
Additional Paid-in Capital	744,778,053	713,573,848
Deficit Accumulated During Development Stage	(348,705,366)	(330,699,364)
Accumulated Other Comprehensive Income (Loss)	9,618,451	(26,020,712)
Total Stockholders’ Equity	405,969,238	357,095,332
Total Liabilities and Stockholders’ Equity	$488,764,295	$435,184,514

Subsequent events (note 12)

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,		From Inception on April 3, 1998 through to October 31,
	2009	2008	2009	2008	2009

Expenses
Exploration costs	$8,779,402	$37,274,533	$12,393,761	$47,747,275	$218,650,770
General and administrative
Corporate	3,361,570	3,398,870	7,160,022	6,253,884	49,003,298
Stock-based compensation (note 8)	1,079,081	8,242,681	2,814,878	12,006,453	144,040,954
Foreign exchange (gain) loss	129,558	4,622,474	(3,114,133)	5,405,165	1,425,789
Depreciation and accretion	564,606	453,436	1,013,020	771,162	4,017,342
	13,914,217	53,991,994	20,267,548	72,183,939	417,138,153
Other Items
Interest and other income	(10,753)	(365,802)	(69,517)	(795,080)	(6,368,186)
Loss before deferred income tax benefit	13,903,464	53,626,192	20,198,031	71,388,859	410,769,967
Deferred income tax benefit	(694,491)	(10,761,310)	(2,192,029)	(14,205,680)	(54,370,347)

Net loss	13,208,973	42,864,882	18,006,002	57,183,179	356,399,620
Net loss attributable to noncontrolling interest	-	-	-	-	(7,694,254)
Net loss attributable to common stockholders	$13,208,973	$42,864,882	$18,006,002	$57,183,179	$348,705,366

Net loss attributable to common stockholders per share – Basic and Diluted	$0.04	$0.17	$0.06	$0.22
Weighted average number of common stock outstanding	302,647,372	259,498,487	300,229,541	255,811,160

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
 (A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid in	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	(Loss)	Stage	Equity
Balance, April 30, 2009	241,559,549	$241,559	1	$1	$713,573,848	$(26,020,712)	$(330,699,364)	$357,095,332
Common stock and warrants issued for:
Cash	35,075,000	35,075			29,778,675			29,813,750
Stock option exercises	760,412	760			616,692			617,452
Exchange of OQI Sask Exchangeable shares	705,000	705	-	-	(705)	-	-	-
Stock-based compensation					2,814,878			2,814,878
Share issue costs					(2,005,335)			(2,005,335)
Other comprehensive income
Foreign exchange gain on translation						35,639,163		35,639,163
Net loss							(18,006,002)	(18,006,002)
Balance, October 31, 2009	278,099,961	$278,099	1	$1	$744,778,053	$9,618,451	$(348,705,366)	$405,969,238

Balance, April 30, 2008	213,861,958	$213,862	1	$1	$604,322,495	$36,732,367	$(241,502,206)	$399,766,519
Common stock issued for:
Cash	23,784,917	23,785	-	-	91,215,543	-	-	91,239,328
Property	640,000	640	-	-	3,717,760	-	-	3,718,400
Premium on flow-through sharesallocated to liability	-	-	-	-	(1,802,753)	-	-	(1,802,753)
Stock option exercises	35,000	35	-	-	165,115	-	-	165,150
Exchange of OQI Sask Exchangeable Shares	1,709,769	1,709	-	-	(1,709)	-	-	-
Stock-based compensation	-	-	-	-	12,006,453	-	-	12,006,453
Share issue costs	-	-	-	-	(2,238,966)	-	-	(2,238,966)
OQI Sask options exercises	-	-	-	-	1,522,925	-	-	1,522,925
Other comprehensive income
Transfer of unrealized loss on available for sale securities	-	-	-	-	-	141,970	-	141,970
Foreign exchange loss on translation	-	-	-	-	-	(68,440,617)	-	(68,440,617)
Net loss	-	-	-	-	-	-	(57,183,179)	(57,183,179)
Balance, October 31, 2008	240,031,644	$240,031	1	$1	$708,906,863	$(31,566,280)	$(298,685,385)	$378,895,230

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended October 31,		Six Months Ended October 31,		From Inception on April 3, 1998 through to
	2009	2008	2009	2008	October 31, 2009

Net loss	$(13,208,973)	$(42,864,882)	$(18,006,002)	$(57,183,179)	$(356,399,620)
Unrealized loss on available for sale securities	-	-	-	-	(167,631)
Transfer of unrealized loss on available for sale securities	-	-	-	141,970	167,631
Foreign exchange gain (loss) on translation	(154,563)	(62,575,662)	35,639,163	(68,440,617)	9,618,451
Comprehensive income (loss)	$(13,363,536)	(105,440,544)	$17,633,161	$(125,481,826)	$(346,781,169)
Comprehensive loss attributable to noncontrolling interest	-	-	-	-	7,694,254
Comprehensive income (loss) attributable to common stockholders	$(13,363,536)	$(105,440,544)	$17,633,161	$(125,481,826)	$(339,086,915)

See Notes to Unaudited Consolidated Financial Statements

 OILSANDS QUEST INC.
 (A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended October 31,		From Inception on April 3, 1998 through to October 31, 2009
	2009	2008

Operating Activities
Net loss	$(18,006,002)	$(57,183,179)	$(356,399,620)
Non-cash adjustments to net loss
Stock-based compensation	2,814,878	12,006,453	144,040,954
Deferred income tax benefit	(2,192,029)	(14,205,680)	(54,370,347)
Depreciation and accretion	1,013,020	771,162	4,017,342
Asset retirement cost (reduction) expense	(44,582)	-	1,023,133
Other non-cash items	(6,251)	145,908	1,233,030
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	2,578,461	378,737	(765,879)
Accounts payable and accrued liabilities	199,153	14,762,148	14,417,476

Cash Used in Operating Activities	(13,643,352)	(43,324,451)	(246,803,911)

Investing Activities
Property and equipment expenditures	(1,687,259)	(6,843,535)	(81,100,864)
Short-term investment	13,100,418	(8,753,768)	(12,108,330)
Other investments	-	116,824	(548,048)
Cash Used in Investing Activities	11,413,159	(15,480,479)	(93,757,242)

Financing Activities
Issuance of shares for cash	28,425,867	89,165,512	355,987,275
Shares issued on exercise of OQI Sask options and warrants	-	1,522,925	4,176,336
Shares issued by OQI Sask to non-controlling interests	-	-	7,663,666
Convertible debentures	-	-	8,384,496
Cash Provided by Financing Activities	28,425,867	90,688,437	376,211,773

Inflow of Cash and Cash Equivalents	26,195,674	31,883,507	35,650,620
Effects of exchange rate changes on cash and cash equivalents	1,057,468	(6,423,366)	(1,411,379)
Cash and Cash Equivalents, Beginning of Period	6,986,099	26,498,038	-
Cash and Cash Equivalents, End of Period	$34,239,241	$51,958,179	$34,239,241

Non-Cash Financing Activities
Common stock issued for properties	$-	$3,718,400	$10,848,342
Warrants granted on purchase of properties	$-	$-	$1,763,929
Common stock issued for services	$-	$-	$10,504,594
Common stock issued for debt settlement	$-	$-	$28,401,029

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

Oilsands Quest Inc. (“OQI”) together with its subsidiaries, (collectively the “Company”) is in the exploration stage and follows the accounting guidance for a development stage company. The principal business activity is the exploration and development of natural resource properties in Canada.

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

As at October 31, 2009, the Company had working capital (excluding flow-through share premium liability) of $38.0 million. The Company believes that it has sufficient funds to maintain its interests in the existing properties, to complete the announced testing activities at its Axe Lake Property, and to maintain other core activities through October 31, 2010. The Company monitors its expenditure budgets and adjusts its expenditure plans to conform to available funding. However, additional funding will be required to complete the exploration or development activities, or for changes in the nature or cost of the activities currently planned.

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

These consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“US GAAP”) and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending April 30, 2010. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted. These unaudited consolidated financial statements and notes included herein have been prepared on a basis consistent with and should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended April 30, 2009 as filed in its annual report on Form 10-K. Certain comparative figures have been reclassified to conform to current financial statement presentation.

The U.S. dollar is the functional currency for OQI (the parent company).  The Canadian dollar is the functional currency for OQI’s Canadian subsidiaries.  The assets and liabilities of OQI’s Canadian subsidiaries are translated into U.S. dollars based on the current exchange rate in effect at the balance sheet dates.  Canadian income and expenses are translated at average rates for the periods presented.  Translation adjustments have no effect on net income and are included in accumulated other comprehensive income in stockholders’ equity.  Gains and losses arising from transactions denominated in currencies other than the functional currency are included in the results of operations of the period in which they occur.  Deferred income taxes are not provided on translation gains and losses where OQI expects earnings of a foreign operation to be indefinitely reinvested.

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

-
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

-
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

-
The Company determined that the net impact of the immaterial error for the three and six months ended October 31, 2008 was a decrease to stock-based compensation, net loss and comprehensive loss of $1.3 million and $1.1 million respectively, with a decrease to the basic and diluted net loss attributable to common stockholders of $nil and $0.01 per share for the three and six months ended October 31, 2008 respectively.

-
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

The Company concluded that these adjustments were not material to the financial statements for the years ended April 30, 2007, 2008 and 2009 and reflected them as immaterial corrections of prior period comparative financial information in its interim financial statements for the three and six months ended October 31, 2009.

Recently Adopted Accounting Standards

Effective May 1, 2009, the Company adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on consolidation as it relates to noncontrolling interests. The guidance establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated statements of income (loss) and comprehensive income (loss) are presented by requiring consolidated net income (loss) and comprehensive income (loss) to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. In addition, the guidance establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. The guidance required retrospective adoption of the presentation and disclosure requirements for noncontrolling interests for the period from inception on April 3, 1998 through April 30, 2009. All other requirements of the guidance have been applied prospectively. Upon the reorganization on August 14, 2006, the Company acquired the remaining noncontrolling interest in OQI Sask, accordingly, no adjustment was required to reclassify the noncontrolling interest to be reported within equity in the consolidated balance sheets.

Effective May 1, 2009, the Company adopted the authoritative guidance issued by FASB on the disclosures about derivative instruments and hedging activities. This guidance amends and expands the disclosure requirements for derivative instruments and hedging activities. The new guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The guidance is effective for the Company’s fiscal years and interim periods beginning on May 1, 2009 and encourages, but does not require, comparative disclosure for earlier periods at initial adoption. The adoption of the guidance did not have any impact on the Company’s consolidated financial statements.

Effective 1, May 2009, the Company adopted the authoritative guidance issued by FASB on subsequent events. The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth:

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

The adoption of the guidance did not have a significant impact on the Company’s consolidated financial statements.

Effective May 1, 2009, the Company adopted the authoritative guidance issued by FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. This guidance also establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling (minority) interests in an acquiree and any goodwill acquired in a business combination or gain recognized from a bargain purchase. Effective May 1, 2009, the Company also adopted the authoritative guidance on the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies which establishes a model to account for certain pre-acquisition contingencies. Under this guidance, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined, the recognition criteria prescribed by the guidance on accounting for contingencies should be followed. The adoption of this guidance did not have any impact on the Company’s consolidated statements.

3.         PROPERTY AND EQUIPMENT

	October 31, 2009	April 30, 2009
Saskatchewan Oil Sands Rights
Permits	$377,117,774	$341,921,978
Licenses	2,151,940	1,949,903
Alberta Oil Sands Rights
Permits	33,172,661	30,044,702
Leases	7,308,276	6,622,130
Saskatchewan Oil Shale Rights (Permits)	10,382,000	9,439,575
Equipment	14,351,923	11,635,999

Less: Accumulated Depreciation	(3,826,044)	(2,638,819)
Net Book Value	$440,658,530	$398,975,468

a)	Saskatchewan Oil Sands Permits

As at April 30, 2009 and October 31, 2009, the Saskatchewan oil sands permits comprised an area of approximately 508,080 acres. The oil sands permits were granted by the Province of Saskatchewan in 2004 under The Oil Shale Regulations, 1964 as amended, revised or substituted from time to time. The permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease, pursuant to these regulations has been granted. The initial five-year term of the permits expired on May 31, 2009 and the Company applied for and received the first of three one-year extensions of the permits as allowed under the regulation to May 31, 2010. The required exploration expenditures to hold the permits are $1.12 ($1.21 CDN) per acre for each year that the permits are extended.  The permits are also subject to a $0.04 per barrel royalty.

b)	Saskatchewan Oil Sands Licenses

As at April 30, 2009 and October 31, 2009, the Saskatchewan oil sands licenses comprised an area totaling 109,920 acres. The licenses were granted by the Province of Saskatchewan on August 13, 2007, under The Petroleum and Natural Gas Regulations, 1969, as amended revised or substituted from time to time, for a term of five years for an aggregate cost of $2,140,233 ($2,249,089 CDN).  The licenses provide for the exclusive right to search for oil sands on the lands granted and to win, recover, extract, carry off, dispose of and sell the oils sands products found on the license lands.  The oil sands licenses provide the opportunity to convert up to 100% of the licenses to a production lease following the completion of specified work requirements. Licenses require annual rental payments of $0.66 ($0.71 CDN) per acre.

c)	Alberta Oil Sands Permits

As at April 30, 2009 and October 31, 2009, four of the Alberta oil sands permits comprised an area totaling 67,053 acres (“Raven Ridge Prospect”).  The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements.  Permits are granted for a five year primary term which expires on March 22, 2012 – 55,667 acres and August 10, 2011 – 11,386 acres, and require annual rental payments of $1.32 ($1.42 CDN) per acre.

As at April 30, 2009 and October 31, 2009, two of the Alberta oil sands permits comprised an area totaling 45,546 acres (“Wallace Creek Prospect”). The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements.  Permits are granted for a five year primary term which expires January 24, 2013 and require annual rental payments of $1.32 ($1.42 CDN) per acre.

In total the Alberta permit lands comprise an area totaling 112,598 acres.

d)	Alberta Oil Sands Lease

As at April 30, 2009 and October 31, 2009 the Alberta oil sands lease comprised an area of approximately 22,800 acres (the “Eagles Nest Prospect”). The lease was acquired through a series land and royalty acquisitions. The lease provide for the right to explore, work, remove, produce and to recover oil products. As part of the acquisition of the lease, Township granted royalties as to $0.0054 ($0.0058 CDN) (net after a buy back) on each barrel of crude bitumen produced, saved and sold from the Eagles Nest Prospect.

The annual lease rental payable to the Province of Alberta for the Eagles Nest Prospect is $29,894 ($32,256 CDN) per year.

e)	Saskatchewan Oil Shale Permits

As at April 30, 2009 and October 31, 2009, the Company held seven oil shale exploration permits near Hudson Bay, Saskatchewan covering approximately 406,000 acres granted under The Oil Shale Regulations, 1964 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years which expire in September and October 2011. The permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease, pursuant to these regulations has been granted. The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, as required.

Annual rentals are payable in advance as to $0.09 ($0.10 CDN) per acre during the term of the permit.  Required exploration expenditures to hold the permits are $0.37 ($0.40 CDN) per acre for the current year, $0.75 ($0.81 CDN) per acre for the remaining years of the permits and $1.12 ($1.21 CDN) per acre for each year that the permit is extended, as required.

As at April 30, 2009 and October 31, 2009, the Company held one oil shale exploration permit granted under The Petroleum and Natural Gas Regulations, 1969 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years totaling 83,769 acres in the same area near Hudson Bay, Saskatchewan.  The permit provides for the right, license, privilege and authority to explore for oil shale within the permit lands and expires on August 12, 2012 and may be extended for up to three one-year extensions subject to regulatory approvals, if required.

This oil shale permit was acquired under a land sale work commitment bid for the first two years of the permit.  The Company bid a total work commitment of $278,739 ($301,568 CDN) to be incurred during the first two years of the permit and the permit requires a further work commitment of $0.75 ($0.81 CDN) per acre for the last three years and $1.12 ($1.21 CDN) for each extension year plus annual rental payments of $0.09 ($0.10 CDN) per acre. Through the exploration program conducted during the year ended April 30, 2009, the Company has fulfilled its work commitment for the term of the permit.

4.	ASSET RETIREMENT OBLIGATIONS

The Company’s obligations with respect to asset retirement relate to reclamation of an airstrip, camp site, access roads and reservoir test holes. The obligation is recognized when incurred at the present value of the estimated future reclamation cost using a credit-adjusted risk-free rate of 7% (2008 – 7%) and an inflation rate of 2.5% (2008 – 2.5%). At October 31, 2009, the total undiscounted inflation-adjusted future obligation was approximately $9.5 million.

Continuity of Asset Retirement Obligation
Present value of obligation at April 30, 2009	$2,621,439
Liabilities incurred	82,362
Liabilities settled	(58,852)
Accretion expense	94,896
Foreign currency translation adjustment	273,459
Present value of obligation at October 31, 2009	$3,013,304

5.	OQI SASK STOCK OPTIONS

OQI acquired the non-controlling shareholder interest in OQI Sask in August 2006 (“the reorganization”).  Certain stock options issued by OQI Sask remained outstanding after the reorganization.  On exercise, each OQI Sask option may be exchanged into 8.23 OQI Sask Exchangeable Shares which are exchangeable into OQI common shares.  Transactions in OQI Sask options during the six months ended October 31, 2009 and OQI Sask options outstanding at October 31, 2009 are detailed below.

	Number	Weighted Average Exercise Price (CDN)

Issued and outstanding, April 30, 2009	1,421,667	$16.82
Exercised and exchanged into shares of OQI Sask exchangeable shares (note 6)	-	$-
Issued and outstanding, October 31, 2009	1,421,667	$16.82

Exercise Price (CDN)	Number Outstanding at October 31, 2009	Number Exercisable at October 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value (CDN)	Aggregate Intrinsic Value at October 31, 2009 (CDN)
$0.50	75,000	75,000	1.75	0.09	$770,679
$3.00	100,000	100,000	0.79	0.54	777,572
$6.00	465,000	465,000	1.25	28.30	2,220,712
$25.00	731,667	731,667	1.50	26.06	-
$50.00	50,000	50,000	1.75	32.00	-
	1,421,667	1,421,667	1.39		$3,768,963

The 1,421,667 OQI Sask options outstanding at October 31, 2009 represent 11,700,319 OQI Sask Exchangeable Shares that would be issued on exercise of the OQI Sask options as a result of the completion of the acquisition of the non-controlling interest in OQI Sask (see note 6).

As at October 31, 2009, the Company had no unrecognized stock option compensation expense.

6.	OQI SASK EXCHANGEABLE SHARES

Holders of OQI Sask common shares received Exchangeable Shares which can be exchanged into shares of OQI common stock at any time at each holder’s option or by the Company upon the occurrence of certain events or any time thereafter on August 14, 2013 if the holder has yet to exchange the shares.  Transactions in Exchangeable Shares during the six months ended October 31, 2009 are detailed below.  For voting purposes holders of Exchangeable Shares are represented by one outstanding Series B preferred share which carries a number of votes equal to the number of Exchangeable Shares then outstanding.

	OQI Sask Exchangeable Shares	OQI Sask Exchangeable Shares issuable on exercise of OQI Sask options	Total Exchangeable Shares
Balance, April 30, 2009	25,743,916	11,700,319	37,444,235
OQI Sask options exercised (note 5)	-	-	-
Exchangeable Shares exchanged into OQI common shares	(705,000)	-	(705,000)

Balance, October 31, 2009	25,038,916	11,700,319	36,739,235

7.	COMMON STOCK

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

Under the terms of the flow-through shares issued on October 3, 2008, the Company renounced the tax benefits of the related expenditures to the subscribers effective December 31, 2008. As at October 31, 2009, approximately CDN $29.2 million ($27.0 million) has been expended on exploration in Canada leaving approximately CDN $10.5 million ($9.7 million) to be incurred.

8.	STOCK OPTIONS

Stock based compensation generally takes the form of equity classified stock options granted to employees. Options are granted under the Company’s 2006 Stock Option Plan and vest over various terms – generally 18 months to three years. One set of option grants included a performance condition based upon achieving a defined bitumen in place barrel count. Another set of option grants included both a market condition based upon total shareholder return over a three year period and performance conditions based upon achieving a combination of defining a reservoir recovery configuration and achieving a defined bitumen in place barrel count.  The fair value of the options containing the performance and market conditions were estimated at the date of grant and amortization of these amounts commences when satisfaction of the performance conditions becomes probable.

The following summarizes our stock option activity under the Company’s 2006 Stock Plan (SOP 2006) for the six months ended October 31, 2009:

	Options	Weighted- Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at April 30, 2009	24,582,962	$4.03	$2.92
Granted	3,985,000	0.90	0.82
Exercised	(760,412)	0.81		$320,573
Expired	(30,000)	6.00	3.55
Forfeited	(4,405,083)	4.04	1.72
Outstanding at October 31, 2009	23,372,467	$3.60	$2.86
Exercisable at October 31, 2009	14,434,053	$4.56	$3.72	$887,769

The weighted-average remaining contractual term of vested and exercisable options at October 31, 2009 was 3.6 years.

In addition to the above, OQI Sask has 1,421,667 outstanding options which may be exercised and exchanged into OQI Sask Exchangeable Shares whereby up to an additional 11,700,319 OQI common shares may be issued (note 5 and 6).

During the six months ended October 31, 2009, 3,985,000 options were granted and were accounted for using either the Black-Scholes option-pricing model or the trinomial option-pricing model for the option grant subject to a market condition.  The trinomial option-pricing model takes into account the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination, the possibility that the market condition may not be satisfied and the impact of the possible differing stock price paths.   The following weighted average assumptions were used to determine the fair value of the options granted during the six months ended October 31, 2009:

Expected Life (years)   10.0
Risk free interest rate   3.37%
Expected volatility                102.4%
Dividend yield                       0.0%

As at October 31, 2009, the Company had unrecognized stock option compensation cost of $3,453,032 which will be recorded in future periods as options vest. The expense is expected to be recognized over a weighted-average period of 1.1 years.

9.	WARRANTS

At October 31, 2009, 6,325,000 warrants to purchase that same number of shares of common stock at $6.75 and 17,537,500 warrants to purchase that same number of shares of common stock at $1.10 are outstanding.

A summary of OQI’s share purchase warrant activity for the six months ended October 31, 2009:

	Number Of Warrants	Weighted Average Exercise Price

Balance, April 30, 2009 (Note 12)	6,325,000	$6.75
Exercised	-	-
Warrants issued	17,537,500	1.10
Balance, October 31, 2009	23,862,500	$2.60

10.	FAIR VALUE MEASUREMENTS

Certain of the Company’s assets are reported at fair value in the accompanying balance sheet. The following tables provide fair value measurement information for such assets as of October 31, 2009 and April 30, 2009.

	As of October 31, 2009
			Fair Value Measures Using:
	Carrying Amount	Total Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Available for sale equity securities	$66,558	$66,558	$66,558	-	-
Short Term Investments	$12,108,330	$12,108,330	$12,108,330	-	-

	As of April 30, 2009
			Fair Value Measures Using:
	Carrying Amount	Total Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Available for sale equity securities	$60,307	$60,307	$60,307	-	-
Short Term Investments	$25,208,748	$25,208,748	$25,208,748	-	-

11.	RELATED PARTY TRANSACTIONS

The step-mother of a former executive (resigned December 2008) of the Company is the sole shareholder of a company that facilitates local on-site labour and equipment rentals to the Company for field operations.  For the three and six months ended October 31, 2009, nil (2008 - $989,787) and nil (2008 - $1,328,838) respectively, have been included in exploration expense. These transactions are in the normal course of operations. As at October 31, 2009, nil (April 30, 2009 – $220,273) was payable to the above mentioned company.  The contract with this company was terminated on March 13, 2009.

The son of an executive of the Company is a 50% shareholder of a company that facilitates local on-site kitchen labour and catering functions to the Company for field operations.  For the three and six months ended October 31, 2009, $357,394 (2008 – $685,647) and $504,439 (2008 - $792,347) respectively, has been included in exploration expense. These transactions are in the normal course of operations. As at October 31, 2009, nil (April 30, 2009 -52,010) was payable to the above mentioned company.

The brother of an executive of the Company is a 50% shareholder of a company that provides geophysical and geological analysis to the Company. For the three and six months ended October 31, 2009, $34,782 (2008 - $54,308) and $94,666 (2008 - $76,960) respectively, have been included in exploration expense. These transactions are in the normal course of operations. As at October 31, 2009 to the Company had nil (April 30, 2009 – nil) payable to the above mentioned company.

12.	SUBSEQUENT EVENTS

In preparing these consolidated financial statements, subsequent events have been considered up to December 7, 2009.

Subsequent to October 31, 2009, 6,325,000 warrants with a weighted average exercise price of $6.75 expired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses material changes in our results of operations and capital resources and uses for the three and six months ended October 31, 2009, compared to the three and six months ended October 31, 2008, and our financial condition and liquidity since April 30, 2009.  It is presumed that readers have read or have access to our 2009 Annual Report on Form 10-K, which includes disclosure regarding critical accounting policies and estimates as part of Management’s Discussion and Analysis of Financial Condition and Results of Operation.  Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.  All future payments in Canadian dollars have been converted to U.S. dollars using an exchange rate of $1.00 U.S. = $1.089 CDN, which was the October 31, 2009 exchange rate.

Overview

Three Months Ended October 31, 2009

-
We announced updated independent third party resource estimates for our Axe Lake and Raven Ridge properties based on the drilling completed in late 2008 and early 2009 at our Annual General Meeting held October 14, 2009.

-	We commissioned the facilities at Test Site 1 in preparation for the start-up of Phase One of the testing.
-	In mid-October we perforated the two vertical wells at Test Site 3, which are approximately 3.5 meters apart, and installed temporary water heating and injection facilities.
-
We commenced injecting cold water at low pressure and volume into the base of the McMurray formation on October 25, 2009 and established communication between the two wells.  Cold water injection and production was maintained for 24 hours, following which hot water was injected and produced, resulting in the mobilization of bitumen in the reservoir.

-	On October 29, 2009, a small amount of naphtha was injected and bitumen recovery commenced on October 30, 2009.
-
We continued to circulate hot water without naphtha until November 5, 2009, at which time the injection and production facilities were removed.  We continued to monitor the temperature and pressure in preparation for the next stage in our testing program.

-	We have commenced pressure and temperature measurements at Test Site 1 in order to capture the baseline reservoir pressure and temperature before commencing the vertical well test program.
-	We completed a 12-hole oil shale coring program on our exploration permits in the Pasquia Hills region of central east Saskatchewan.
-
We mobilized 2 drilling rigs and started the overburden characterization study on October 19, 2009, which includes a 15-hole coring and advanced logging program focusing on assessing the nature and character of the rock structures overlying the bitumen bearing McMurray (Dina) Foundation.

-	We provided an update of our progress at Test Sites 1 and 3, our overburden characterization study and our laboratory and field test studies at the Canadian Heavy Oil Association on November 10, 2009.
-	We announced the resignation of Dr. Claes Palmgren as Vice President Reservoir Engineering.
-	We announced and filed an amended Form 10-Q for the period ended July 31, 2009 on November 27, 2009.

Six Months Ended October 31, 2009

-
We completed a public offering of 35,075,000 units at a price of $0.85 per unit for gross proceeds of $29.8 million.  The units consisted of one common share and a warrant to purchase one-half common share.

-
We were granted a one year extension, to May 31, 2010, of our permits in northwest Saskatchewan.  We may seek and be granted two additional one year extensions of each permit if the Company continues to meet its obligations under the terms of the permits.

-
We signed a Memorandum of Understanding establishing an economic relationship with the Birch Narrows Dene Nation in Saskatchewan through which the economic benefits of our exploration and development activities will be managed.

-	We announced the resignation of Jamey Fitzgibbon as President and Chief Operating Officer and the transition of these responsibilities to Christopher Hopkins, the Company's Chief Executive Officer.
-
We began applying heat to the reservoir at Test Site 3 in December 2008 utilizing a downhole electric heater and we continue to measure pressures and temperatures at ten different locations in the reservoir subsequent to the removal of the heater element in June 2009.

-
We provided an update of our progress at Test Site 1 and 3 and laboratory and field test studies at the TD Newcrest Unconventional Oil Forum held in Calgary on July 8, 2009 and at the Canadian International Petroleum Conference held in Calgary on June 16 to 18, 2009.

-	We disclosed our intention to examine a potential re-organization of our Pasquia Hills oil shale assets.
-
We restated our financial statements and filed an amended Form 10-K for the year ended April 30, 2008 and amended Form 10-Qs for the quarterly periods ended July 31, 2008, October 31, 2008 and January 31, 2009.

Operations Summary:

Exploration Programs

During the three months ended October 31, 2009, we focused on developing our 2009-2010 oil sands exploration plans for the Axe Lake, Raven Ridge, Wallace Creek and Eagles Nest areas and our oil shale exploration plans for the Pasquia Hills area. These planning activities included scouting seismic and exploration drilling targets, preparing regulatory applications and initiating consultation processes for approval of future drilling programs.

Specific activities we have been planning on our Axe Lake permits include an overburden core hole drilling and advanced logging program on permits 208 and 210 and running a 2-D seismic program on the permits to the north and south of Axe Lake in Saskatchewan. Both of these programs will further our geological knowledge of the deposits while meeting work commitments required to extend the exploration permits until May 31, 2010.  We commenced the overburden characterization study on October 19, 2009 and presented some preliminary findings at the Canadian Heavy Oil Conference on November 10, 2009.  The overburden characterization study will yield core material and advanced logging data (NMR, Dipole, sonic and standard suite geophysical) of the rocks overlying the bitumen-bearing McMurray (Dina) Foundation.  Preparatory field work for the 2-D seismic program commenced in late November.

We are also continuing with the additional processing and interpretation of the 1,847 kilometres (1,149 miles) of 2-D and 3-D seismic data collected and initially processed in the 2007-2008 winter program. This interpretation is proving valuable in planning for the specific reservoir tests this year and in assessing the geological structures across our permits.

In early 2009, we drilled an additional 23 exploration and delineation test wells in Raven Ridge. The Raven Ridge drilling program has demonstrated continuity of bitumen characteristics extending from Axe Lake in Northwest Saskatchewan westward into Alberta.  We released the updated resource estimates by McDaniel and Associates in mid-October.

Axe Lake Area – Reservoir Development Activities

Test Site 3

The objectives of the field test are to: (1) reliably measure pressure and temperature changes within the reservoir and adjacent formations as a result of heating and, (2) use those measurements to calibrate numerical simulation calculations to the field measurements in order to optimize a recovery program for future testing, piloting, commercial applications and reservoir planning.  The electric downhole heater in well 1OBS 5-29-94-25 provided heat to the reservoir and pressures and temperatures were measured and recorded continuously at ten locations in the hot heater well, 1OBS 5-29-94-25, and the cold observation well, INJ 5-29-94-25.  The heater was removed from the well on June 26, 2009.  Our detailed engineering and numerical simulation analysis has confirmed the formation characteristics and related fluid and thermal properties to be used in continued reservoir planning at Axe Lake.  We presented a more detailed description of the conceptual reservoir simulation model, analytical heat transfer calculations, Test Site 3 geo-models, supporting laboratory work and numerical simulations at the Canadian International Petroleum Conference held June 16-18, 2009.

In mid-October we perforated the two vertical wells at Test Site 3, which are approximately 3.5 meters apart, and installed temporary water, heating and injection facilities.  The objective of this test was to inject and produce water at different temperatures in order to:

1.	confirm the establishment of early fluid movement;
2.	confirm the ability to establish convective heat transfer at the bottom of the reservoir;
3.	recover bitumen by using both hot water and solvent injection; and
4.	gather preliminary data on the horizontal displacement of fluids.

We commenced injecting cold water at low pressure and volume into the base of the McMurray formation on October 25, 2009 and established communication between the two wells.  Cold water circulation was maintained for 24 hours, following which heated water was circulated, resulting in the mobilization of bitumen in the reservoir.  On October 29, 2009, a small amount of naphtha was injected and bitumen recovery commenced on October 30, 2009.

We continued to circulate hot water until November 5, 2009, at which time the facilities were removed.  We are continuing to monitor the changes in temperature and pressure as we prepare for the next stage of our testing program.

Test Site 1

On October 18, 2009 the electrical, mechanical and boiler facilities at Test Site 1 were successfully commissioned.  Construction is complete, experienced operating personnel are in place and the facility is ready to commence operations.

Phase One of the test program at Test Site 1 will include the injection of cold water and will be followed by the injection of hot water and steam into the reservoir.  The purpose of the test is to measure heat and fluid movement under specific operating conditions on a field scale to complement our ongoing simulation and laboratory analysis studies. These Phase One tests are designed to confirm and demonstrate our "bottom-up" thermal recovery process and they will further enhance our knowledge and modeling of the thermal and geo-mechanical characteristics of our reservoir.  We expect to commence Phase One testing at Test Site 1 by mid December.

In preparation for Phase Two of the testing program at Test Site 1, we have drilled and completed observation wells and commissioned the necessary surface facilities at the site.  Water and steam injection into the 3 horizontal wells already drilled is planned to begin following the completion of the surface facilities associated with the horizontal test holes.  This work will commence after the testing and analysis from Phase One is complete.

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

Pasquia Hills Oil Shale Permit Area

In September and October 2009, we drilled and logged 12 exploration test holes on our oil shale prospect in eastern Saskatchewan with ten out of twelve holes drilled experiencing meaningful intercepts of oil shale of up to 37.0 meters in thickness.  Detailed evaluation and interpretation of the drilling results is underway.  We are currently processing core samples in the laboratory by using Modified Fisher Assay method and some of these samples will be tested using a commercially proven recovery process to measure recovery factors. We are continuing to research potential methods for kerogen recovery from the Pasquia Hills oil shales.

Environmental and Regulatory

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

We are continuing our testing program based on the current assumption/geological interpretation that there is no overlying Clearwater Shale Formation associated with our oil sands reservoir. While additional analysis is required, the early results of the overburden characterization study have confirmed multiple dense, low permeability units within the overburden.  The results of our advanced laboratory studies and numerical reservoir simulations indicate that bitumen production can best be achieved using a reconfiguration of traditional SAGD methods, where we utilize horizontal wells configured in parallel at the bottom of the reservoir. Our analysis points to the three essential elements for a successful application of the bottom-up approach to bitumen extraction:

1.	establish and maintain mobility at the bottom of the oil sands reservoir;
2.	utilize the full length of the horizontal wells while the bitumen is being produced; and
3.	implement a comprehensive reservoir monitoring system to observe and manage the growth of the swept zone.

A sequential approach to the reservoir test program is required, both in the scale of the field operations at Test Site 1 and by moving from vertical wells to short horizontal wells and then to commercial length horizontal wells.

In the Axe Lake reservoir test program, we are now concluding the testing at Test Site 3 and we will be commencing Phase One at Test Site 1 to demonstrate that we can establish and maintain communication between vertical wells at the bottom of the reservoir using water and steam. The following is an overview of key activities planned in the next twelve months.

-
We expect to proceed with the Phase One test program at Test Site 1 to inject water and steam in order to (1) demonstrate the feasibility of establishing and maintaining communication at the base of the Axe Lake reservoir (2) evaluate reservoir behavior in relation to water and steam injection including geo-mechanical effects, and (3) calibrate the Axe Lake relative permeability curves for use in our reservoir simulators.   Four vertical wells for micro-seismic monitoring will be drilled and completed and a baseline will be established prior to commencement of vertical well operations.  The interpretation of micro-seismic signals is expected to enable more effective history matching of the horizontal fluid flow and convective heat transfer.  This phase is scheduled to begin in early December, subject to regulatory and other approvals.

-	We may begin field activities related to Test Site 2, where we are evaluating the testing of other energy efficient and environmentally neutral recovery processes.
-
We expect to continue our reservoir characterization studies and continue to evaluate well data, perform petrophysical analyses, design and execute pertinent geophysical logging and perform advanced laboratory studies.

-	We expect to incorporate the results of the overburden characterization study into our reservoir simulation models.
-
We expect to submit an application for a pilot project at Axe Lake in late 2009 or early 2010.  The pilot project application will be partly based on a low pressure steam based bitumen recovery process currently being tested as part of the reservoir test program and the application will trigger an Environmental Impact Assessment.

-
We are continuing the planning of additional exploration programs to further define the location, extent and quality of the potential bitumen resource in Axe Lake, Raven Ridge, Wallace Creek, Eagles Nest, and adjacent areas as appropriate.  We are considering an exploration program at Raven Ridge during the 2009/2010 winter drilling season.

-
Infrastructure remains a critical element for continued operations and we will continue to investigate various pipe line solutions for gas and liquids transport, different routing alternatives for permanent road access and possible solutions for the provision of power.

-
Efforts are also continuing on converting a portion of our Saskatchewan permits to lease pursuant to the Oil Shale Regulations, 1964, as amended. The permits will not be converted to leases until a development plan which will require an Environmental Impact Assessment has been developed.

Liquidity and Capital Resources

At October 31, 2009, the Company held cash and short term investments totalling $46.3 million (April 30, 2009 - $32.2 million)

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

During the six months ended October 31, 2009, the Company expended $13.3 million on operations and $1.7 million on property and equipment.

We believe that we have sufficient funds to carry out our planned activities over the next twelve months.  If we accelerate commercial development at Axe Lake or any of our other prospects, our cash requirements will increase significantly. Additional funding may also be required if our current planned activities are changed in scope or if actual costs differ from estimates of current plans. We believe the Company will have access to sufficient funding and sources of capital for its planned activities through to October 31, 2010. Because we constantly and actively monitor our expenditure budgets, if sufficient funding is not available we can adjust our expenditure plans based on available cash. We plan to fund future operations by way of financing, including a public offering or private placement of equity or debt securities. Our development strategy also includes considering partners on a joint venture basis on our specific projects to fund the development of such projects in a timely and responsible manner.  However, there is no assurance that debt or equity financing or joint venture partner arrangements will be available to us on acceptable terms, if at all, to meet these requirements. The Company has no revenues, and its operating results, profitability and the future rate of growth depend solely on management’s ability to successfully implement the business plans and on the ability to raise further funding.

Results of Operations

Net loss

Three Months ended October 31, 2009 as compared to three months ended October 31, 2008. The Company experienced a net loss of $13.2 million or $0.04 per share for the three months ended October 31, 2009 as compared to a net loss of $42.9 million or $0.17 per share for the three months ended October 31, 2008. The decline in the net loss is due to a reduction in exploration activity and stock-based compensation expense as compared to the same quarter last year.

Six Months ended October 31, 2009 as compared to six months ended October 31, 2008. The Company experienced a net loss of $18.0 million or $0.06 per share for the six months ended October 31, 2009 as compared to a net loss of $57.2 million or $0.22 per share for the six months ended October 31, 2008.  The decline in the net loss is mainly due to the reduction in exploration activity and stock-based compensation expense as compared to the same period last year.

The Company expects to continue to incur operating losses and will continue to be dependent on additional sales of equity or debt securities and/or property joint ventures to fund its activities in the future.

Exploration costs

Three and six months October 31, 2009 as compared to three and six months ended October 31, 2008. Exploration costs for the three months ended October 31, 2009 were $8.8 million (2008 - $37.3 million).  Exploration costs for the six months ended October 31, 2009 were $12.4 million (2008 - $47.7 million). The Operations Summary above provides a summary of the exploration activities conducted in the three and six months ended October 31, 2009.  Exploration expenditures in the three and six months ended October 31, 2008 related mainly to drilling, seismic, engineering, environmental and construction costs associated with Test Sites 1 & 3.

General and administrative

Corporate

Three and six months ended October 31, 2009 as compared to three and six months ended October 31, 2008. General and administrative expenses settled with cash for the three months ended October 31, 2009 were $3.4 million (2008 - $3.4 million).  General and administrative expenses settled with cash for the six months ended October 31, 2009 were $7.2 million (2008 - $6.2 million). Expenditures in the three month period ended October 31, 2009 consist of salaries ($1.4 million), legal and other professional fees ($0.7 million) and general office costs ($1.3 million).  General and administrative expenses in the six months ended October 31, 2009 consist of salaries ($3.6 million), legal and other professional fees ($1.4 million) and general office costs ($2.2 million).  General and administrative expenses settled with cash in the three months ended October 31, 2008 consisted of salaries ($1.5 million), legal and other professional fees ($0.7 million) and general office costs ($1.2 million).  General and administrative expenses in the six months ended October 31, 2008 consisted of salaries ($2.4 million), legal and other professional fees ($1.6 million) and general office costs ($2.2 million).

At October 31, 2009 there were 53 employees including 13 seasonal field employees, at October 31, 2008 there were 117 employees including 69 seasonal field employees. The increase in salaries and wages during the six months ended October 31, 2009 occurred as result of severances paid during the quarter ended July 31, 2009.

Stock-based compensation

Three and six months ended October 31, 2009 as compared to three and six months ended October 31, 2008.  Stock-based compensation for the three months ended October 31, 2009 was $1.1 million (2008 – $8.2 million) and $2.8 million for the six months ended October 31, 2009 (2008 - $12.0 million).  Stock-based compensation expense for the three and six months ended October 31, 2009 and 2008 consists of stock-based compensation related to the issuance of options to directors, officers, employees and consultants.   The grant date fair value of the stock options were estimated using either the Black-Scholes valuation model or the trinomial option-pricing model, both of which require the input of highly subjective assumptions, including the expected life of the options and the expected stock price volatility determined using the historical volatility of the price of shares of the Company’s common stock.  The decrease during the three and six months ended October 31, 2009 compared to the same periods in the prior year is the result of 4.4 million options forfeited due to a reduction in the number of employees that was greater than the anticipated forfeiture rate.

Foreign exchange gain (loss)

Three and six months ended October 31, 2009 as compared to three and six months ended October 31, 2008. A foreign exchange loss of $0.1 million (2008 —$4.6 million) during the three months ended October 31, 2009 resulted from holding Canadian funds in the parent company when the value of the Canadian dollar slightly declined compared to the U.S. dollar.  For the six months ended October 31, 2009, a foreign exchange gain of $3.1 million (2008 – loss of $5.4 million) resulted from holding Canadian funds in the parent company when the value of the Canadian dollar increased compared to the U.S. dollar.

Depreciation and accretion

Three and six months ended October 31, 2009 as compared to three and six months ended October 31, 2008. Depreciation and accretion expense for the three months ended October 31, 2009 was $0.6 million (2008 - $0.5 million) and $1.0 million for the six months ended October 31, 2009 (2008 - $0.8 million). Depreciation expense relates to camp facilities, equipment and corporate assets which are being depreciated over their useful lives of three to five years. Accretion expense relates to the asset retirement obligation recognized on the airstrip, camp site, access roads and reservoir test sites which are being brought into income over a period 10 of 30 years. The change from the three and six-month periods ended October 31, 2008 to the three and six-month periods ended October 31, 2009 relates to the increase in assets held during the period.  Additions to the property and equipment for the six months ended October 31, 2009 totalled $1.7 million.

Interest and other income

Three and six months ended October 31, 2009 as compared to three and six months ended October 31, 2008. Interest income for the three months ended October 31, 2009 was $0.01 million (2008 - $0.4 million). Interest income for the six months ended October 31, 2009 was $0.1 million (2008 - $0.8 million). Interest income is earned because the Company pre-funds its activities and the resulting cash on hand which is invested in short-term deposits. The decrease in interest income this period as compared to the same period in the prior year reflects the decrease in short term investments and the decrease in market interest rates over the intervening year.

Deferred income tax benefit

Three and six months ended October 31, 2009 as compared to three and six months ended October 31, 2008. The deferred income tax benefit for the three months ended October 31, 2009 was $0.7 million (2008 - $10.8 million).  The deferred income tax benefit for the six months ended October 31, 2009 was $2.2 million (2008 – $14.2 million).  The decrease in the deferred tax benefit during the three and six month periods ended October 31, 2009 compared to the same periods last year is mainly due to a reduction in exploration costs incurred.

The Company has generated deferred tax benefits by expensing all exploration costs for accounting purposes while capitalizing these costs for income tax purposes.  This results in a higher tax basis for the Company's property and equipment when compared to their carrying value.  The deferred tax liability reported on the balance sheet is mainly related to the book value of property which will not be deductible for tax purposes and is related to the Company’s 2006 acquisition of the minority interest in OQI Sask.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures and Internal Control over Financial Reporting

As of October 31, 2009, we carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.   Based on the evaluation as of October 31, 2009 our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15e) under the Securities Exchange Act of 1934) were not effective because of the material weakness in internal control over financial reporting described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal control over financial reporting as of October 31, 2009 existed as we did not maintain effective processes and controls over the accounting for and reporting of complex and non-routine transactions. Specifically, we did not have sufficient appropriate level of technical knowledge, experience and training in the accounting for asset acquisitions, stock-based compensation, and deferred income taxes. This control deficiency resulted in the restatement of the consolidated financial statements for the years ended April 30, 2008 and 2007 and each of the quarters in fiscal 2009 and 2008 and for the first quarter in fiscal 2010.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

On October 14, 2009, we held our annual meeting of shareholders in Calgary Alberta.  Two proposals were submitted to the shareholders for approval as set forth in our definitive proxy statement dated August 28, 2009.  At the meeting shares representing 201,000,000 of the total votes entitled to be cast were present at the meeting in person or represented by proxy (being Common Shares outstanding as of the record date and one share of Series B preferred stock).  This represented approximately 69.92 % of the total votes entitled to be cast at the meeting and constituted a quorum.  The votes on each proposal were cast as described below.

At the meeting the shareholders voted to elect and/or re-elect: (i) four Class A directors to serve a three year term until the 2012 annual meeting; (ii) one Class B director to serve until the 2011 annual meeting; and (iii) one Class C director to serve until the 2010 annual meeting.  The names of the directors elected, and the number of votes cast for and withheld were as follows:

Name	Votes FOR	WITHOLD Authority to Vote
Class A Directors
Christopher H. Hopkins	195,983,704	4,493,851
Gordon Tallman	194,338,381	6,139,174
John Read	195,889,530	4,588,025
Pamela Wallin	195,492,404	4,985,151
Cass B Director
Ronald Blakely	195,871,738	4,605,817
Class C Diector
Brian F. MacNeill	195,274,519	5,203,036

As a result of the Company’s staggered Board of Directors, the following directors who were not up for re-election at the annual meeting of shareholders continued to serve on the Company’s Board of Directors, Thomas Milne, Ronald Phillips, and Scott Thompson.

Additionally, the shareholders ratified and approved KPMG LLP as our independent registered public accounting firm.  The shares voted for, against and abstained on the proposal were as follows:

Shares FOR	Shares AGAINST	ABSTAINED
162,378,004	37,794,865	304,685

Item 5.  Other Information

None.

ITEM 6. Exhibits.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
_______________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

OILSANDS QUEST INC.

Date: December 7, 2009	By:	/s/ Christopher H. Hopkins
Christopher H. Hopkins, President, Chief Executive Officer and Director

Date: December 7, 2009	By:	/s/ Garth Wong
Garth Wong, Chief Financial Officer and Chief Accounting Officer