Form 10-Q
period 2010-01-31
Oilsands Quest Inc
filed 2010-03-09
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010
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

As of March 9, 2010 there were 291,003,632 shares of common stock issued and outstanding.

OILSANDS QUEST INC.
FORM 10Q FOR THE QUARTER ENDED
January 31, 2010

Part I. Financial Information
Forward-Looking Statements
Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheets as of January 31, 2010 and April 30, 2009	2
	Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended January 31, 2010 and 2009 and for the Period from Inception on April 3, 1998 to January 31, 2010	3
	Unaudited Consolidated Statements of Stockholders’ Equity for the Nine Months Ended January 31, 2010 and 2009	4
	Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended January 31, 2010 and 2009 and for the Period from Inception on April 3, 1998 to January 31, 2010	5
	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended January 31, 2010 and 2009 and for the Period from Inception on April 3, 1998 to January 31, 2010	6
	Unaudited Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

Part II Other Information

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25
	Signatures	27

Cautionary Statement about Forward-Looking Statements
The following includes certain statements that may be deemed to be "forward-looking statements."  All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements.  Such forward-looking statements include discussion of such matters as:

·	the amount and nature of future capital, exploration and development expenditures;
·	the timing of exploration and development activities;
·	business strategies and development of our business plan and exploration programs; and
·	potential estimates as to the volume and nature of petroleum deposits that are expected to be found present when lands are developed in a project.

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

It is presumed that readers have read or have access to our 2009 Annual Report filed on Form 10-K which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  All future payments in Canadian dollars have been converted to United States dollars using an exchange rate of $1.00 U.S. = $1.065 CDN, which was the January 31, 2010 exchange rate.  Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	January 31, 2010	April 30, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$33,016,662	$6,986,099
Accounts receivable	1,316,073	3,616,793
Short-term investments	-	25,208,748
Prepaid expenses	993,987	337,099
Available for sale equity securities	87,337	60,307
Total Current Assets	35,414,059	36,209,046

Property and Equipment (note 4)	436,301,495	398,975,468
Assets held for sale (note 3)	4,929,330	-
Total Assets	$476,644,884	$435,184,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (note 12)	$2,175,785	$3,463,642
Accrued liabilities	4,084,798	5,603,779
Flow-through share premium liability	-	749,287
Total Current Liabilities	6,260,583	9,816,708

Deferred Taxes	66,131,313	65,651,035
Asset Retirement Obligation (note 5)	3,183,889	2,621,439
Liabilities related to assets held for sale (note 3)	1,123,138	-

Stockholders’ Equity
Capital Stock
Preferred Stock, par value of $0.001 each, 10,000,000 shares authorized, 1 Series B Preferred share outstanding (note 7)	1	1
Common Stock, par value of $0.001 each, 750,000,000 shares authorized, 288,003,618 and 241,559,549 shares outstanding at January 31, 2010 and April 30, 2009 respectively (notes 8, 9 and 10)	288,003	241,559
Additional Paid-in Capital	756,989,105	713,573,848
Deficit Accumulated During Development Stage	(372,441,580)	(330,699,364)
Accumulated Other Comprehensive Income (Loss)	15,110,432	(26,020,712)
Total Stockholders’ Equity	399,945,961	357,095,332
Total Liabilities and Stockholders’ Equity	$476,644,884	$435,184,514

Contingencies (note 13)
Subsequent events (notes 3 and 14)

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,		From Inception on April 3, 1998 through to January 31
	2010	2009	2010	2009	2010

Expenses
Exploration costs	$13,593,038	$14,395,384	$25,333,249	$61,373,904	$230,374,240
General and administrative
Corporate	5,671,655	3,113,263	12,831,676	9,367,149	54,674,955
Stock-based compensation (note 9)	1,931,555	4,697,689	4,746,433	16,509,527	145,972,509
Foreign exchange (gain) loss	(762,684)	221,052	(3,876,816)	5,626,217	663,105
Depreciation and accretion	777,801	417,857	1,790,823	1,189,019	4,795,142
	21,211,365	22,845,245	40,825,365	94,065,816	436,479,951
Other Items
Interest and other income	(48,402)	(318,710)	(117,919)	(1,113,790)	(6,416,589)
Loss before deferred income tax benefit	21,162,963	22,526,535	40,707,446	92,952,026	430,063,362
Deferred income tax benefit	(1,805,456)	(2,036,893)	(3,821,028)	(16,035,008)	(55,670,918)

Net loss from continuing operations	19,357,507	20,489,642	36,886,418	76,917,018	374,392,444
Net loss from discontinued operations (note 3)	4,378,707	99,319	4,855,798	660,509	5,743,390
Net loss	23,736,214	20,588,961	41,742,216	77,577,527	380,135,834
Net loss attributable to noncontrolling interest	-	-	-	-	(7,694,254)
Net loss attributable to common stockholders	$23,736,214	$20,588,961	$41,742,216	$77,577,527	$372,441,580

Net loss from continuing operations per share – Basic and Diluted	$0.06	$0.08	$0.12	$0.30
Net loss from discontinued operations per share – Basic and Diluted	0.02	0.00	0.02	0.00
Net loss attributable to common stockholders per share – Basic and Diluted	$0.08	$0.08	$0.14	$0.30
Weighted average number of common stock outstanding	307,944,334	259,498,487	305,069,382	255,811,160

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
 (A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid in	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	(Loss)	Stage	Equity
Balance, April 30, 2009	241,559,549	$241,559	1	$1	$713,573,848	$(26,020,712)	$(330,699,364)	$357,095,332
Common stock and warrants issued for:
Cash	44,789,300	44,789	-	-	39,968,976	-	-	40,013,765
Stock option exercises	949,769	950	-	-	769,881	-	-	770,831
Exchange of OQI Sask Exchangeable shares	705,000	705	-	-	(705)	-	-	-
Stock-based compensation	-	-	-	-	4,746,433	-	-	4,746,433
Share issue costs	-	-	-	-	(2,069,328)	-	-	(2,069,328)
Other comprehensive income
Foreign exchange gain on translation	-	-	-	-	-	41,131,144	-	41,131,144
Net loss	-	-	-	-	-	-	(41,742,216)	(41,742,216)
Balance, January 31, 2010	288,003,618	$288,003	1	$1	$756,989,105	$15,110,432	$(372,441,580)	$399,945,961

Balance, April 30, 2008	213,861,958	$213,862	1	$1	$604,322,495	$36,732,367	$(241,502,206)	$399,766,519
Common stock issued for:
Cash	23,784,917	23,785	-	-	91,215,543	-	-	91,239,328
Property	640,000	640	-	-	3,717,760	-	-	3,718,400
Premium on flow-through shares allocated to liability	-	-	-	-	(1,802,753)	-	-	(1,802,753)
Stock option exercises	35,000	35	-	-	165,115	-	-	165,150
Exchange of OQI Sask Exchangeable Shares	1,838,574	1,838	-	-	(1,838)	-	-	-
Stock-based compensation	-	-	-	-	16,509,527	-	-	16,509,527
Share issue costs	-	-	-	-	(2,377,050)	-	-	(2,377,050)
Proceeds from exercise of subsidiary options	-	-	-	-	1,522,925	-	-	1,522,925
Other comprehensive income
Transfer of unrealized loss to net loss	-	-	-	-	-	141,970	-	141,970
Exchange loss on translation	-	-	-	-	-	(74,278,211)	-	(74,278,211)
Net loss	-	-	-	-	-	-	(77,577,527)	(77,577,527)
Balance, January 31, 2009	240,160,449	$240,160	1	$1	$713,271,724	$(37,403,874)	$(319,079,733)	$357,028,278

See Notes to Unaudited Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended January 31,		Nine Months Ended January 31,		From Inception on April 3, 1998 through to
	2010	2009	2010	2009	January 31, 2010

Net loss	$(23,736,214)	$(20,588,961)	$(41,742,216)	$(77,577,527)	$(380,135,834)
Unrealized loss on available for sale securities	-	-	-	-	(167,631)
Transfer of unrealized loss on available for sale securities	-	-	-	141,970	167,631
Foreign exchange gain (loss) on translation	5,491,981	(5,837,594)	41,131,144	(74,278,211)	15,110,432
Comprehensive income (loss)	$(18,244,233)	(26,426,555)	$611,072	$(151,713,768)	$(365,025,402)
Comprehensive loss attributable to noncontrolling interest	-	-	-	-	7,694,254
Comprehensive income (loss) attributable to common stockholders	$(18,244,233)	$(26,426,555)	$611,072	$(151,713,768)	$(357,331,148)

See Notes to Unaudited Consolidated Financial Statements

 OILSANDS QUEST INC.
 (A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended January 31,		From Inception on April 3, 1998 through to January 31, 2010
	2010	2009

Operating Activities
Net loss	$(41,742,216)	$(77,577,527)	$(380,135,834)
Non-cash adjustments to net loss
Stock-based compensation	4,746,433	16,509,527	145,972,509
Deferred income tax benefit	(5,617,008)	(16,279,306)	(57,795,326)
Depreciation and accretion	1,790,823	1,189,019	4,795,142
Asset retirement cost (reduction) expense	(13,811)	-	1,053,904
Impairment of unproved properties (note 3)	5,631,145	-	5,631,145
Other non-cash items	(27,030)	508,437	1,212,253
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	1,915,334	(328,887)	(2,073,450)
Accounts payable and accrued liabilities	(3,596,103)	3,148,931	10,532,126
Changes in Non-Cash Working Capital Related to Assets Held for Sale	(389,895)	19,413	344,646

Cash Used in Operating Activities	(37,302,328)	(72,810,393)	(270,462,885)

Investing Activities
Capital expenditures	(1,616,884)	(7,434,256)	(81,030,489)
Short-term investment	25,208,748	(1,419,212)	-
Other investments	-	116,824	(548,048)
Cash Used in Investing Activities	23,591,864	(8,736,644)	(81,578,537)

Financing Activities
Issuance of shares for cash, net of issue costs	38,715,267	89,027,428	366,276,675
Shares issued on exercise of subsidiary options and warrants	-	1,522,925	4,176,336
Shares issued by subsidiary to non-controlling interests	-		7,663,666
Convertible debentures	-	-	8,384,496
Cash Provided by Financing Activities	38,715,267	90,550,353	386,501,173

Inflow of Cash and Cash Equivalents	25,004,803	9,003,316	34,459,751
Effects of exchange rate changes on cash and cash equivalents	1,025,760	(5,217,854)	(1,443,089)
Cash and Cash Equivalents, Beginning of Period	6,986,099	26,498,038	-
Cash and Cash Equivalents, End of Period	$33,016,662	$30,283,500	$33,016,662

Non-Cash Financing Activities
Common stock issued for properties	$-	$3,718,400	$10,848,342
Warrants granted on purchase of properties	$-	$-	$1,763,929
Common stock issued for services	$-	$-	$10,504,594
Common stock issued for debt settlement	$-	$-	$28,401,029

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

As at January 31, 2010, the Company had working capital of $29 million. The Company believes that it has sufficient funds to maintain its interests in the existing properties and to maintain other core activities through January 31, 2011. The Company monitors its expenditure budgets and adjusts its expenditure plans to conform to available funding. However, additional funding will be required to complete the exploration or development activities, or for changes in the nature or cost of the activities currently planned.

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

These financial statements have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The going concern basis assumes that the Company will continue its operations for the foreseeable future and realize its assets and discharge its liabilities in the normal course of business. The Company has no revenues and no near term prospects for revenue, and its operating results, profitability and any future growth are dependent on management’s ability to successfully implement the business plans, including accessing future funding.  If the Company is not able to develop its natural resource properties to a commercial stage, or if the going concern is otherwise not appropriate in future periods, adjustments to the amounts recorded for, and classification of, assets and liabilities may be necessary.

2.	BASIS OF PRESENTATION

These consolidated financial statements have been prepared in accordance with US GAAP and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending April 30, 2010. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted. These unaudited consolidated financial statements and notes included herein have been prepared on a basis consistent with and should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended April 30, 2009 as filed in its annual report on Form 10-K as adjusted in form 8K filed September 10, 2009. Certain comparative figures have been reclassified to conform to current financial statement presentation.

The U.S. dollar (“USD”) is the functional currency for OQI (the parent company).  The Canadian dollar (“CDN”) is the functional currency for OQI’s Canadian subsidiaries.  The assets and liabilities of OQI’s Canadian subsidiaries are translated into U.S. dollars based on the current exchange rate in effect at the balance sheet dates.  Canadian income and expenses are translated at average rates for the periods presented.  Translation adjustments have no effect on net income and are included in accumulated other comprehensive income in stockholders’ equity.  Gains and losses arising from transactions denominated in currencies other than the functional currency are included in the results of operations of the period in which they occur.  Deferred income taxes are not provided on translation gains and losses where OQI expects earnings of a foreign operation to be indefinitely reinvested.

Immaterial Corrections

Subsequent to the issuance of the consolidated financial statements for the year ended April 30, 2009, the Company determined that two immaterial errors occurred in its previously issued consolidated financial statements for the year ended April 30, 2009.

The first immaterial error related to an overstated accrual on a short-term discretionary incentive plan for employees of the Company for the year ended April 30, 2009. The Company concluded that the adjustment was not material to the financial statements for the year ended April 30, 2009 and reflected the adjustment as an immaterial correction of prior period comparative financial information in its interim financial statements for the three months ended July 31, 2009. The Company determined that the cumulative impact of the immaterial error, was a decrease to corporate general and administrative expense, net loss and comprehensive loss of $1.5 million (net of deferred income tax benefit of nil) for the three months and the year ended April 30, 2009 and for the period from inception on April 8, 1998 to April 30, 2009 and recorded corresponding decreases to accrued liabilities and deficit accumulated during the development stage at April 30, 2009. Basic and diluted net loss attributable to common stockholders decreased by $0.01 per share for the three months and the year ended April 30, 2009.

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

-             The Company determined that the net impact of the immaterial error for the three and nine months ended January 31, 2009 was an increase to stock-based compensation, net loss and comprehensive loss of $0.4 million and $1.5 million respectively, with a decrease to the basic and diluted net loss attributable to common stockholders of $nil and $0.01 per share for the three and nine months ended January 31, 2009 respectively.

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

The Company concluded that these adjustments were not material to the financial statements for the years ended April 30, 2007, 2008 and 2009 and reflected them as immaterial corrections of prior period comparative financial information in its interim financial statements for the three and nine months ended January 31, 2010.

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

Effective May 1, 2009, the Company adopted the authoritative guidance issued by FASB on subsequent events. The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth:

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

3.          ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

On January 19, 2010 the Company reached an agreement through due process to sell its Pasquia Hills oil shale properties to a private company formed by the former President and Chief Executive Officer of the Company (the “Purchaser”) for consideration of CDN $1 million (US $ 0.9 million) in cash and 8,000,000 shares of the private company.  The sale is conditional on the Purchaser raising a minimum financing amount as defined in the terms of the agreement.  The transaction will have an effective date of November 1, 2009 when the condition is met and the Purchaser will be responsible for all costs incurred related to the properties from the effective date to the date of close.  As part of this transaction the Company has agreed to loan to the Purchaser $250,000 and funds to cover certain advisory costs, which will be repaid when the financing is obtained or if the financing is not obtained,  all amounts will be forgiven.  The funds were advanced subsequent to period end.

The Company has estimated the fair value of the oil shale assets based on the purchase and sale agreement and has included the lower of their carrying amounts and fair value less cost to sell of these assets within assets held for sale for the current period.

Included in assets held for sale at January 31, 2010 are deposits of $0.3 million related to the oil shale permits, the cost of the Pasquia Hills assets of $4.6 million (net of an impairment of the properties of $5.6 million). The liabilities related to assets held for sale consist of the deferred taxes on the assets held for sale.

The Company has accounted for the oil shale properties as discontinued operations and has reclassified prior period financial statements to exclude these properties from continuing operations. A summary of financial information related to the Company’s discontinued operations for each of the periods presented is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,		From Inception on April 3, 1998 through to
	2010	2009	2010	2009	January 31, 2010

Exploration costs	$367,084	$136,053	$1,020,633	$904,807	$2,236,652
Impairment on unproved properties	5,631,145	-	5,631,145	-	5,631,145
Loss before income taxes	$5,998,229	$136,053	$6,651,778	$904,807	$7,867,797
Provision for income taxes	(1,619,522)	(36,734)	(1,795,980)	(244,298)	(2,124,407)
Net loss from discontinued operations	$4,378,707	$99,319	$4,855,798	$660,509	$5,743,390

4.         PROPERTY AND EQUIPMENT

	January 31, 2010	April 30, 2009
Saskatchewan Oil Sands Rights
Permits	$382,947,879	$341,921,978
Licenses	2,186,088	1,949,903
Alberta Oil Sands Rights
Permits	33,699,063	30,044,702
Leases	7,455,443	6,622,130
Saskatchewan Oil Shale Rights (Permits)	-	9,439,575
Equipment	14,610,460	11,635,999

Less: Accumulated Depreciation	(4,597,438)	(2,638,819)
Net Book Value	$436,301,495	$398,975,468

a)         Saskatchewan Oil Sands Permits

As at April 30, 2009 and January 31, 2010, the Saskatchewan oil sands permits comprised an area of approximately 508,080 acres. The oil sands permits were granted by the Province of Saskatchewan in 2004 under The Oil Shale Regulations, 1964 as amended, revised or substituted from time to time. The permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease, pursuant to these regulations has been granted. The initial five-year term of the permits expired on May 31, 2009 and the Company applied for and received the first of three one-year extensions of the permits as allowed under the regulation to May 31, 2010. The required exploration expenditures to hold the permits are $1.12 ($1.21 CDN) per acre for each year that the permits are extended.  The permits are also subject to a $0.04 per barrel royalty.

b)	Saskatchewan Oil Sands Licenses

As at April 30, 2009 and January 31, 2010, the Saskatchewan oil sands licenses comprised an area totaling 109,920 acres. The licenses were granted by the Province of Saskatchewan on August 13, 2007, under The Petroleum and Natural Gas Regulations, 1969, as amended revised or substituted from time to time, for a term of five years for an aggregate cost of $2,140,233 ($2,249,089 CDN).  The licenses provide for the exclusive right to search for oil sands on the lands granted and to win, recover, extract, carry off, dispose of and sell the oils sands products found on the license lands.  The oil sands licenses provide the opportunity to convert up to 100% of the licenses to a production lease following the completion of specified work requirements. Licenses require annual rental payments of $0.66 ($0.71 CDN) per acre.

c)	Alberta Oil Sands Permits

As at April 30, 2009 and January 31, 2010, four of the Alberta oil sands permits comprised an area totaling 67,053 acres (“Raven Ridge Prospect”).  The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements.  Permits are granted for a five year primary term which expires on March 22, 2012 – 55,667 acres and August 10, 2011 – 11,386 acres, and require annual rental payments of $1.32 ($1.42 CDN) per acre.

As at April 30, 2009 and January 31, 2010, two of the Alberta oil sands permits comprised an area totaling 45,546 acres (“Wallace Creek Prospect”). The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements.  Permits are granted for a five year primary term which expires January 24, 2013 and require annual rental payments of $1.32 ($1.42 CDN) per acre.

In total the Alberta permit lands comprise an area totaling 112,598 acres.

d)	Alberta Oil Sands Lease

As at April 30, 2009 and January 31, 2010 the Alberta oil sands lease comprised an area of approximately 22,800 acres (the “Eagles Nest Prospect”). The lease was acquired through a series land and royalty acquisitions. The lease provide for the right to explore, work, remove, produce and to recover oil products. As part of the acquisition of the lease, Township granted royalties as to $0.0054 ($0.0058 CDN) (net after a buy back) on each barrel of crude bitumen produced, saved and sold from the Eagles Nest Prospect.

The annual lease rental payable to the Province of Alberta for the Eagles Nest Prospect is $29,894 ($32,256 CDN) per year.

e)	Saskatchewan Oil Shale Permits (note 3)

As at April 30, 2009 and January 31, 2010, the Company held seven oil shale exploration permits near Hudson Bay, Saskatchewan covering approximately 406,000 acres granted under The Oil Shale Regulations, 1964 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years which expire in September and October 2011.

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

As at April 30, 2009 and January 31, 2010, the Company held one oil shale exploration permit granted under The Petroleum and Natural Gas Regulations, 1969 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years totaling 83,769 acres in the same area near Hudson Bay, Saskatchewan.  The permit provides for the right, license, privilege and authority to explore for oil shale within the permit lands and expires on August 12, 2012 and may be extended for up to three one-year extensions subject to regulatory approvals, if required.

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

The Company’s obligations with respect to asset retirement relate to reclamation of an airstrip, camp site, access roads and reservoir test holes. The obligation is recognized when incurred at the present value of the estimated future reclamation cost using a credit-adjusted risk-free rate of 7% (2009 – 7%) and an inflation rate of 2.5% (2009 – 2.5%). At January 31, 2010, the total undiscounted inflation-adjusted future obligation was approximately $8.7 million.

Continuity of Asset Retirement Obligation
Present value of obligation at April 30, 2009	$2,621,439
Liabilities incurred	204,754
Liabilities settled	(111,622)
Accretion expense	149,522
Foreign currency translation adjustment	319,796
Present value of obligation at January 31, 2010	$3,183,889

6.	OQI SASK STOCK OPTIONS

OQI acquired the non-controlling shareholder interest in OQI Sask in August 2006 (“the reorganization”).  Certain stock options issued by OQI Sask remained outstanding after the reorganization.  On exercise, each OQI Sask option may be exchanged into 8.23 OQI Sask Exchangeable Shares which are exchangeable into OQI common shares.  Transactions in OQI Sask options during the nine months ended January 31, 2010 and OQI Sask options outstanding at January 31, 2010 are detailed below.

	Number	Weighted Average Exercise Price (CDN)

Issued and outstanding, April 30, 2009	1,421,667	$16.82
Exercised and exchanged into shares of OQI Sask exchangeable shares (note 7)	-	$-
Issued and outstanding, January 31, 2010	1,421,667	$16.82

Exercise Price (CDN)	Number Outstanding at January 31, 2010	Number Exercisable at January 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value (CDN)	Aggregate Intrinsic Value at January 31, 2010 (CDN)
$0.50	75,000	75,000	1.50	0.09	$443,250
$3.00	100,000	100,000	0.54	0.54	341,000
$6.00	465,000	465,000	1.00	28.30	190,650
$25.00	731,667	731,667	1.25	26.06	-
$50.00	50,000	50,000	1.50	32.00	-
	1,421,667	1,421,667	1.14		$974,900

The 1,421,667 OQI Sask options outstanding at January 31, 2010 represent 11,700,319 OQI Sask Exchangeable Shares that would be issued on exercise of the OQI Sask options as a result of the completion of the acquisition of the non-controlling interest in OQI Sask (see note 7).

As at January 31, 2010, the Company had no unrecognized stock option compensation expense.

7.	OQI SASK EXCHANGEABLE SHARES AND PREFERRED STOCK

Holders of OQI Sask common shares received Exchangeable Shares which can be exchanged into shares of OQI common stock at any time at each holder’s option or by the Company upon the occurrence of certain events or any time thereafter on August 14, 2013 if the holder has yet to exchange the shares.  Transactions in Exchangeable Shares during the nine months ended January 31, 2010 are detailed below.  For voting purposes holders of Exchangeable Shares are represented by one outstanding Series B preferred share which carries a number of votes equal to the number of Exchangeable Shares then outstanding.

	OQI Sask Exchangeable Shares	OQI Sask Exchangeable Shares issuable on exercise of OQI Sask options	Total Exchangeable Shares
Balance, April 30, 2009	25,743,916	11,700,319	37,444,235
OQI Sask options exercised (note 6)	-	-	-
Exchangeable Shares exchanged into OQI common shares	(705,000)	-	(705,000)

Balance, January 31, 2010	25,038,916	11,700,319	36,739,235

8.	COMMON STOCK

On May 12, 2009, the Company issued 35,075,000 units at a price of $0.85 per unit for gross proceeds of $29,813,750 pursuant to a marketed public offering. Each unit was comprised of one share of common stock and one-half of a share of common stock purchase warrant with each whole warrant entitling the holder to purchase one share of common stock of the Company for $1.10 per share until May 12, 2011. The Company paid an aggregate of $1.5 million in fees to a syndicate of agents under the terms of the agency agreement and $1.2 million of legal fees and other expenses in relation to the offering.  Of these costs, $0.7 million were incurred prior to April 30, 2009.

On December 23, 2009, the Company issued 9,714,300 at $1.05 per share pursuant to a private placement offering for net proceeds of $10,136,023.

Under the terms of the flow-through shares issued on October 3, 2008, in the amount of CDN$39.7 million ($36.7 million), the Company renounced the tax benefits of the related expenditures to the subscribers effective December 31, 2008. As at December 31, 2009, all required expenditures under these flow-through shares had been incurred by the Company and there is no further spending obligation.

9.	STOCK OPTIONS

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

The following summarizes our stock option activity under the Company’s 2006 Stock Option Plan for the nine months ended January 31, 2010:

	Options	Weighted- Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at April 30, 2009	24,582,962	$4.03	$2.95
Granted	4,615,000	1.09	0.37
Exercised	(949,769)	0.81	0.73	$358,610
Expired	(30,000)	6.00	3.55
Forfeited	(6,637,550)	4.08	2.25
Outstanding at January 31, 2010	21,580,643	$3.52	$2.70
Exercisable at January 31, 2010	15,689,729	$4.11	$3.28	$72,238

The weighted-average remaining contractual term of vested and exercisable options at January 31, 2010 was 4.1 years.

In addition to the above, OQI Sask has 1,421,667 outstanding options which may be exercised and exchanged into OQI Sask Exchangeable Shares whereby up to an additional 11,700,319 OQI common shares may be issued (notes 6 and 7).

During the nine months ended January 31, 2010, 4,615,000 options were granted and were accounted for using either the Black-Scholes option-pricing model or the trinomial option-pricing model for the option grant subject to a market condition.  The trinomial option-pricing model takes into account the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination, the possibility that the market condition may not be satisfied and the impact of the possible differing stock price paths.   The following weighted average assumptions were used to determine the fair value of the options granted during the nine months ended January 31, 2010:

Expected Life (years)                                                    7.8
Risk free interest rate                                                   3.10%
Expected volatility                                                      101.9%
Dividend yield                                                                0.0%

 As at January 31, 2010, the Company had unrecognized stock option compensation cost of $1,725,516 which will be recorded in future periods as options vest. The expense is expected to be recognized over a weighted-average period of 1 year.

10.	WARRANTS

At January 31, 2010, 17,537,500 warrants to purchase that same number of shares of common stock at $1.10 are outstanding.

A summary of OQI’s share purchase warrant activity for the nine months ended January 31, 2010:

	Number Of Warrants	Weighted Average Exercise Price

Balance, April 30, 2009	6,325,000	$6.75
Warrants issued	17,537,500	1.10
Expired	(6,325,000)	(6.75)
Balance, January 31, 2010	17,537,500	$1.10

11.         FAIR VALUE MEASUREMENTS

Certain of the Company’s assets are reported at fair value in the accompanying balance sheet. The following tables provide fair value measurement information for such assets as of January 31, 2010 and April 30, 2009.

	As of January 31, 2010
			Fair Value Measures Using:
	Carrying Amount	Total Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Available for sale equity securities	$87,337	$87,337	$87,337	-	-
Short Term Investments	$-	$-	$-	-	-

	As of April 30, 2009
			Fair Value Measures Using:
	Carrying Amount	Total Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Available for sale equity securities	$60,307	$60,307	$60,307	-	-
Short Term Investments	$25,208,748	$25,208,748	$25,208,748	-	-

12.	RELATED PARTY TRANSACTIONS

The step-mother of a former executive (resigned December 2008) of the Company is the sole shareholder of a company that facilitates local on-site labor and equipment rentals to the Company for field operations.  For the three and nine months ended January 31, 2010, nil (2009 - $719,160) and nil (2009 - $1,980,684) respectively, have been included in exploration expense. These transactions are in the normal course of operations. As at January 31, 2010, nil (April 30, 2009 – $220,273) was payable to the above mentioned company.  The contract with this company was terminated on March 13, 2009.

The son of a director of the Company is a 50% shareholder of a company that facilitates local on-site kitchen labour and catering functions to the Company for field operations.  For the three and nine months ended January 31, 2010, $602,894 (2009 – $592,402) and $1,107,334 (2009 - $1,344,611) respectively, has been included in exploration expense. These transactions are in the normal course of operations. As at January 31, 2010, $199,966 (April 30, 2009 - $52,010) was payable to the above mentioned company.

The brother of a director of the Company is a 50% shareholder of a company that provides geophysical and geological analysis to the Company. For the three and nine months ended January 31, 2010, $61,840 (2009 - $36,170) and $189,185 (2009 - $109,232) respectively, have been included in exploration expense. These transactions are in the normal course of operations. As at January 31, 2010, the Company had nil (April 30, 2009 – nil) payable to the above mentioned company.

13.	CONTINGENCIES

Environmental

The Company is responsible for compliance with terms and conditions of environmental and regulatory approvals and all laws and regulations regarding the abandonment of a project and reclamation of its lands at the end of its economic life.  The Company has identified a certain number of abandoned wells at Axe Lake stemming from its early exploration core hole well programs that will likely require being re-abandoned. The Company has not yet defined a corrective action plan due to the uncertainties regarding scope and timing of the re-abandonment.  Based on currently available information, management believes that it is likely that future costs related to abandonment and reclamations costs will occur but has not accrued a liability as it is currently unable to estimate the amount of contingency. These liabilities will be accrued in the period in which they become reasonably estimable.

Litigation

On February 24, 2010, a derivative action entitled Make a Difference Foundation Inc. v. Hopkins, et al., Case No.  10-CV-00408, was filed in United States District Court for the District of Colorado by plaintiff  Make a Difference Foundation, Inc.  The derivative action names the following individual defendants:  Christopher H. Hopkins, T. Murray Wilson, Ronald Blakely, Paul Ching, Brian MacNeill, Ronald Phillips, John Read, Gordon Tallman, Pamela Wallin, Thomas Milne and W. Scott Thompson.  In addition, the Company is named as a nominal defendant.  Plaintiff asserts, among other things, claims for waste and breaches of the fiduciary duty of loyalty and good faith by the defendants stemming from the Company's approval of the proposed sale of the Company's Pasquia Hills assets to Canshale Corp.  The plaintiff seeks unspecified damages, restitution, and reasonable costs and expenses including counsel fees and experts' fees.  A response to the Complaint is currently due on March 16, 2010.  The Company believes the claims are wholly without merit and intends to file a motion to dismiss the Complaint.

14.	SUBSEQUENT EVENTS

In preparing these consolidated financial statements, subsequent events have been considered up to March 9, 2010.

On  Feburary 19, 2010, 3,000,000 OQI Sask exchangeable shares were exchanged into 3,000,000 shares of the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses material changes in our results of operations and capital resources and uses for the three and nine months ended January 31, 2010, compared to the three and nine months ended January 31, 2009, and our financial condition and liquidity since April 30, 2009.  It is presumed that readers have read or have access to our 2009 Annual Report filed on Form 10-K which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  All future payments in Canadian dollars have been converted to United States dollars using an exchange rate of $1.00 U.S. = $1.065 CDN, which was the January 31, 2010 exchange rate.  Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.

Overview

Three Months Ended January 31, 2010

-	We completed the private placement of 9,714,300 shares at $1.05 per share for gross proceeds of $10.2 million. This transaction was completed without the use of a broker/dealer.

-
We announced the appointment of Paul Ching to our Board of Directors.  Mr. Ching has an exceptional background in exploration and production reservoir, production, operations, development and reservoir research.  Mr. Ching has been appointed the Chair of the Reserves & Resources Committee of the Board of Directors and his experience on the Board will deliver additional momentum to the development of the reservoirs at Axe Lake, Raven Ridge and Wallace Creek.

-	At the end of December 2009, we completed the 2-D seismic program on our Saskatchewan permits.

-
In early December 2009, we commenced the injection of cold water into the reservoir at TS1.  Initial injectivity was achieved and circulation tests were conducted between three sets of well pairs that are 1.5 meters, 10 meters and 18 meters apart, respectively.  Tracer tests were also conducted by injecting a saline solution down the injector well and measuring the produced volumes of salt and water in the producer well.

-
On January 19, 2010,  we announced the sale of the Pasquia Hills oil shale properties to Canshale Inc., a private company formed by Christopher H. Hopkins, for consideration of CDN $1 million (US $ 0.9 million) in cash and 8,000,000 shares of Canshale. The transaction is conditional on Canshale raising a minimum of CDN $12.5 million (US $ 11.7 million).

-
Mr. Hopkins resigned as President and Chief Executive Officer of OQI to assume the role of President and Chief Executive Officer of Canshale effective January 15, 2009.  Mr. Hopkins remains on the Board of Directors of OQI and is the Chair of the Community Relations and HS&E.   We had previously announced that Mr. Hopkins would also be serving on the Governance and Nominating Committee.  Upon review of the relevant stock exchange rules and securities laws, it was concluded that Mr. Hopkins is not independent for stock exchange rules and he is therefore no longer able to serve on the Governance and Nominating Committee.

-	T. Murray Wilson, Chairman of OQI, assumed the additional roles of President and Chief Executive Officer.

-	W. Scott Thompson and Thomas Milne resigned from the Board of Directors of OQI on January 15, 2010 and will join the Board of Directors of Canshale.

-	We announced that Dr. Erdal Yildirim retired from OQI on February 1, 2010.

-
We completed the 16 hole coring and advanced logging program portion of the overburden characterization study on assessing the nature and character of the rock structures overlying the bitumen bearing McMurray (Dina) Formation.

-
The cores from the overburden characterization program have been sent to an independent laboratory to perform cap-rock integrity tests.  Initial results indicate that we have containment over our reservoirs to support SAGD extraction process.

-
We provided an update of our progress at Test Sites 1 and 3, our overburden characterization study and our laboratory and field test studies at the TD Unconventional Oil and Gas Forum in London, England on January 11, 2010.

Nine Months Ended January 31, 2010

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

-
On October 29, 2009, a small amount of naphtha was injected and bitumen recovery commenced on October 30, 2009.  We continued to circulate hot water without naphtha until November 5, 2009, at which time the injection and production facilities were removed.  We are continuing to monitor the temperature and as part of the test program.

-	We completed a 12-hole oil shale coring program on the exploration permits in the Pasquia Hills region of central east Saskatchewan.

-	We provided an update of our progress at Test Sites 1 and 3, our overburden characterization study and our laboratory and field test studies at the Canadian Heavy Oil Association on November 10, 2009.

-
In May, we completed a public offering of 35,075,000 units at a price of $0.85 per unit for gross proceeds of $29.8 million.  The units consisted of one common share and a warrant to purchase one-half common share.

-
We were granted a one year extension, to May 31, 2010, of our permits in northwest Saskatchewan.  We expect to seek and be granted two additional one year extensions of each permit if the Company continues to meet its obligations under the terms of the permits.

-
We signed a Memorandum of Understanding establishing an economic relationship with the Birch Narrows Dene Nation in Saskatchewan through which the economic benefits of our exploration and development activities will be managed.

-	We announced the resignation of Jamey Fitzgibbon as President and Chief Operating Officer and Dr. Claes Palmgren as Vice President Reservoir Engineering.

-
We began applying heat to the reservoir at Test Site 3 in December 2009 utilizing a downhole electric heater and we continue to measure pressures and temperatures at ten different locations in the reservoir subsequent to the removal of the heater element in June 2009.

-
We provided an update of our progress at Test Site 1 and 3 and laboratory and field test studies at the TD Newcrest Unconventional Oil Forum held in Calgary on July 8, 2009 and at the Canadian International Petroleum Conference held in Calgary on June 16 to 18, 2009.

-	We disclosed our intention to examine a potential re-organization of our Pasquia Hills oil shale assets, which examination has resulted in the conditional sale of these assets as described herein.

-
We restated our financial statements and filed an amended Form 10-K for the year ended April 30, 2009 and amended Form 10-Qs for the quarterly periods ended July 31, 2008, October 31, 2008, January 31, 2009, and July 31, 2009.

Operations Summary:

Exploration Programs

During the three months ended January 31, 2010, we were preparing for our winter 2010 oil sands exploration plans at Wallace Creek. These activities included the selection and preparation of well sites, road construction and selection of suppliers.

On March 6, 2010, we completed a nine hole exploration drilling program on the southwest corner of Wallace Creek, adjacent to Cenovus' Borealis project area.  Five of the wells drilled encountered sufficient quantities of bitumen with two wells intercepting over 20 meters of oil sand in the McMurray formation.

We are in the process of analyzing geophysical logs and core samples and expect to have an independent resource evaluation later this year.

We completed the 40 km 2-D seismic program on the permits to the north and south of Axe Lake in Saskatchewan which will further our geological knowledge of the deposits and has allowed us to meet work commitments required to extend the exploration permits until May 31, 2010.

We are also continuing with the additional processing and interpretation of the 1,847 kilometres (1,149 miles) of 2-D and 3-D seismic data collected and initially processed in the 2007-2009 winter program. This interpretation is proving valuable in planning for the specific reservoir tests this year and in assessing the geological structures across our permits.

Axe Lake Area – Reservoir Development Activities

Test Site 3

The objectives of the field test are to: (1) reliably measure pressure and temperature changes within the reservoir and adjacent formations as a result of heating and (2) use those measurements to calibrate numerical simulation calculations to the field measurements in order to optimize a recovery program for future testing, piloting, commercial applications and reservoir planning.  The electric downhole heater in well 1OBS 5-29-94-25 provided heat to the reservoir and pressures and temperatures were measured and recorded continuously at ten locations in the hot heater well, 1OBS 5-29-94-25, and the cold observation well, INJ 5-29-94-25.  The heater was removed from the well on June 26, 2009.  Our detailed engineering and numerical simulation analysis has confirmed the formation characteristics and related fluid and thermal properties to be used in continued reservoir planning at Axe Lake.  We presented a more detailed description of the reservoir simulation model, analytical heat transfer calculations, Test Site 3 geo-models, supporting laboratory work and numerical simulations at the Canadian International Petroleum Conference held June 16-18, 2009.

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

Overburden Testing Program

We commenced the overburden characterization study on October 19, 2009 and presented some preliminary findings at the Canadian Heavy Oil Conference on November 10, 2009.  We completed the 16 hole coring and logging program that yielded core material and advanced logging data (NMR, Dipole, sonic and standard suite geophysical logs) of the formation overlying the bitumen-bearing McMurray (Dina) Formation.

The cores are currently being analyzed by an independent reservoir research laboratory. The primary purpose of the program was to test the potential for the overburden to perform as a cap rock which has the capacity to contain steam within the reservoir. The core material shows that this overburden contains layers of dense clay-rich till.  It is currently being analyzed by an independent reservoir research laboratory where preliminary results indicate that the overburden formation is a dense, low permeability cap rock.  Further, additional laboratory testing and reservoir computer simulations are demonstrating that this material has steam containment characteristics.  The core samples are also being correlated with the Axe Lake 3-D seismic data to determine the extent and continuity of this cap rock across Axe Lake.  We expect to have final results of our laboratory testing and the 3D seismic correlation work by summer 2010.

Test Site 1

On October 18, 2009, the electrical, mechanical and boiler facilities at Test Site 1 were successfully commissioned.  Construction is complete, experienced operating personnel are in place and the facility is ready to commence operations.

The purpose of the test is to measure heat and fluid movement under specific operating conditions on a field scale to complement our ongoing simulation and laboratory analysis studies. These Phase One tests will further enhance our knowledge and modeling of the thermal and geo-mechanical characteristics of our reservoir.

On December 5, 2009, we commenced the injection of cold water into the reservoir at TS1. Initial injectivity was achieved and circulation tests were conducted between three sets of well pairs that are 1.5m, 10m, and 18m apart respectively. Tracer tests were also conducted by injecting a saline solution down the injector well and measuring the produced volumes of salt and water in the producer well. Inter-well communication was positively confirmed by measurement of substantial percentages of saline tracer at the producer wells.

We will continue to analyze the preliminary results from the circulation and tracer tests, history match the field results in the computer simulations and to monitor reservoir pressure and temperature with the down-hole monitoring array we have in place. In early March 2010 we received regulatory approval to use solvent in our testing program and made the decision to delay the hot water, solvent and steam injection phase of the test until after spring break-up to ensure we have enough time to run the test for several months without interruption.  The results of the overburden testing program will also have an impact on the timing of the decision to complete the second phase of the testing program at TS1. Field staffing and activity levels at TS1 will be reduced in March to conserve capital and prepare for a resumption of testing activity later in the calendar year.

The next phase of testing, subject to regulatory approvals, may include the drilling of a new SAGD well pair in close proximity to the existing wells and infrastructure at TS1 to build on our growing knowledge of the reservoir and cap rock characteristics. The addition of traditional SAGD wells to our plan will enable us to build upon the testing we have done to date on the “bottom up” thermal recovery process and will enable us to test a bitumen production technology (SAGD) that has been proven to be effective in similar reservoirs in the Athabasca basin.

As part of the overall Axe Lake development plan, we continue to conduct advanced economic feasibility, financial planning and risk assessment studies for full commercial development and the commissioning of an independent study of infrastructure and bitumen markets to complement our development planning process. Development of a commercial project remains subject to regulatory and other contingencies such as successful reservoir tests, board of directors approvals, financing and other risks inherent in the oil sands industry (See "Risk Factors" Section of our Form 10-K and see Part II – Other Information, Item 1A. Risk Factors below).

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

Corporate

We are currently recruiting to add senior technical and management resources to assist in taking our oil sands asset development forward at a faster pace.  We do have front end strength with existing leadership to continue to develop and explore somewhat supplemented by the expertise of the Board of OQI.  Over the past nine months we have added significant strength to our Board with the addition of Ron Blakely, Brian MacNeill and, most recently, Paul Ching who takes over as the chair of the Reserves and Resource Committee.  In addition, we have hired a new Chief Reservoir Engineer, Allison Aherne, whose recent roles included leading the reservoir engineering and field operations for Suncor's Firebag SAGD project and we continue to retain industry leaders such as Dr. Arthur Hale to move ahead briskly without a change of step.

The recent conditional sale by Oilsands Quest Inc. (OQI) of our Pasquia Hills properties to a new company formed by Christopher Hopkins is an important transaction for OQI and it follows several months of effort to determine the best use of OQI’s financial and management resources.

The Pasquia Hills oil shale properties consist of several permits comprising 489,730 acres in south east Saskatchewan.  These exploration permits were acquired in 2006 and 2007 with five year terms. In 2008 and 2009, we conducted small exploration programs by drilling 23 exploration holes.  All of these holes encountered oil shale deposits at various depths.

The management and Board of Directors of OQI have recognized for some time that retaining and developing the Pasquia Hills oil shale deposits over the remaining permit life would require considerable time, effort and financial resources at the same time that OQI was in the process of exploring and developing its significant portfolio of oil sands assets. In July of 2009, we announced that we would explore various options to spin off our oil shale assets.

The Board appointed a special committee of Directors to oversee this process and make a recommendation to the Board. This committee, as part of its mandate, engaged TD Securities to provide financial advice to the OQI Board.

In evaluating the potential options for the oil shale properties, our financial advisors determined that there were no similar asset sales to use as a benchmark in valuing this asset.  The valuation of these properties was also difficult because of the lack of a proven process to extract the hydrocarbons in the oil shale and the significant financial resources required to explore and develop these lands.  Given the limited interest for oil shale properties, the OQI Board did not expect to receive a significant response from an auction. As well, the Board sought to retain a significant continuing position in the asset for OQI.

In exploring other options, the special committee found that a share or dividend distribution of the Pasquia Hills properties to current shareholders or new investors would be cost prohibitive, and could create a potential tax burden to shareholders.

The Board also investigated the option of selling the properties to someone experienced with early stage exploration companies.  This concept appealed to Christopher Hopkins as he had previously founded and built a number of early stage exploration companies, including OQI.  Mr. Hopkins will be joined by Scott Thompson and Tom Milne, former directors of OQI, both of whom have considerable experience in the development of large, non-conventional hydrocarbon resources. Mr. Hopkins engaged the services of Genuity Capital Markets as a financial advisor to Canshale Corp., the corporation established by Mr. Hopkins to negotiate the acquisition of the Pasquia Hills properties.

Under the negotiated terms of the transaction, OQI will sell the oil shale properties to Canshale for consideration of CDN $1 million (US $0.9 million) in cash and 8,000,000 shares of Canshale. The transaction is conditional on Canshale raising a minimum of CDN $12.5 million (US $11.7 million) through an equity financing. Following the initial Canshale financing, OQI will retain an ownership interest of between 10 and 16 per cent in Canshale.

This transaction focuses OQI's financial and management resources on developing the significant oil sands project at Axe Lake and continuing with exploration activities on its remaining lands. The transaction will add cash to the treasury, reduce the work commitments and permit rental costs on undeveloped oil shale lands, as well as reduce salary and general administration costs on an ongoing basis.  OQI retains ownership of 8,000,000 shares of Canshale, giving OQI shareholders exposure to the potential upside of this venture. Additionally, this transaction leverages Mr. Hopkins’ expertise in building an early stage exploration company in Saskatchewan.

For the reasons above, the Board of Directors of OQI concluded that the sale of the Pasquia Hills properties is in the best interests of OQI.  Oilsands Quest can now focus all of its financial resources and management time on the continuing exploration and development of its oil sands assets.

Environmental and Regulatory

We expanded our baseline environmental programs in the Axe Lake, Raven Ridge and Wallace Creek areas in anticipation of  comprehensive Environmental Impact Assessment reports required as part of the application for regulatory approval for development process in Alberta and Saskatchewan.  We continue to operate our continuous air quality monitoring station at Axe Lake.

Outlook

Over the next twelve months we plan to continue the activities necessary to increase our resource base and to demonstrate the recoverability of our oil sands resources.  Subject to our financial resources, we will continue to pursue exploration programs and development activities on our permit and license lands.

We recently drilled 16 core holes in Axe Lake to improve the understanding of the overburden characteristics and to test the potential for the overburden to act as a cap rock to contain steam within the reservoir.

The cores, currently being analyzed by an independent reservoir research laboratory, show that the overburden on top of the reservoir contains layers of clay-rich till.  This is a dense, low permeability cap rock which demonstrates steam containment characteristics in laboratory testing and reservoir computer simulations. The core samples are also being correlated with the Axe Lake 3-D seismic data to determine the extent and continuity of this cap across the various reservoirs.

The preliminary results of the testing indicate that the Company may be able to produce bitumen using either a typical SAGD configuration or the bottom up recovery process that we have been testing. We now believe that the majority of the Axe Lake reservoirs could be developed using proven SAGD bitumen recovery processes, while the remaining resources would likely be more efficiently produced by way of the bottom up recovery configuration.

Based on the encouraging results from the cap rock testing, we are developing plans to accelerate work on a new SAGD pair of wells at Test Site 1 using low pressure steam injection. As SAGD technology matures in the oil sands industry, lower pressure SAGD approaches are proving to deliver technical, economic and environmental benefits, as less energy is required to mobilize the bitumen. The Axe Lake reservoir, with its high porosity, permeability and homogeneity, is well suited to lower pressure thermal recovery.

We plan to apply for regulatory approval to support further testing and commercial development plans at Axe Lake, which could include the filing of an application with the Saskatchewan Ministry of Environment, and to initiate front-end engineering design (FEED) for a 30,000 barrel-per-day commercial project adjacent to Test Site 1. Under the Saskatchewan regulatory process, companies file environmental applications for projects separately from energy and resources applications, enabling environmental impact assessment and public consultation work to get underway while the engineering is proceeding.

The following is an overview of key activities planned in the next twelve months:

-
We will continue our overburden characterization studies and continue to evaluate well data, perform petrophysical analyses, and perform advanced laboratory studies. The core samples will be correlated with the Axe Lake and Raven Ridge 3-D seismic data to determine the extent and continuity of this material across the various reservoirs on both sides of the Saskatchewan/Alberta border.

-	We will evaluate the feasibility of a traditional SAGD well pair at Test Site 1 at Axe Lake.

-
We expect to submit an application for a commercial development at Axe Lake in the spring of 2010.  The project application will be based on a low pressure steam based bitumen recovery process currently being tested as part of the reservoir test program and the application will trigger an Environmental Impact Assessment.

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

-	We will seek an additional one year extension on our oil sands permits in Saskatchewan.

-	Efforts are also continuing on converting a portion of our Saskatchewan permits to lease pursuant to the Oil Shale Regulations, 1964, as amended.

 Liquidity and Capital Resources

At January 31, 2010, the Company held cash and cash equivalents and short term investments totaling $33.0 million (April 30, 2009 - $32.2 million).

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

On December 23, 2009, the Company issued 9,714,300 shares of common stock at a price of $1.05 per share for gross proceeds of $10.2 million pursuant to a non-brokered private placement.

During the nine months ended January 31, 2010, the Company expended $37.3 million on operations and $1.6 million on property and equipment.

We believe that we have sufficient funds to maintain our interest in the existing properties and maintain other core activities over the next twelve months.  If we accelerate commercial development at Axe Lake or any of our other prospects, our cash requirements will increase significantly. Additional funding may also be required if our current activities are changed in scope or if actual costs differ from estimates of current plans. We believe the Company will have access to sufficient funding and sources of capital for its core activities through to January 31, 2011. Because we constantly and actively monitor our expenditure budgets, if sufficient funding is not available we can adjust our expenditure plans based on available cash. We plan to fund future operations by way of financing, including a public offering or private placement of equity or debt securities. Our development strategy also includes considering partners on a joint venture basis on our specific projects to fund the development of such projects in a timely and responsible manner.  However, there is no assurance that debt or equity financing or joint venture partner arrangements will be available to us on acceptable terms, if at all, to meet these requirements. The Company has no revenues, and its operating results, profitability and the future rate of growth depend solely on management’s ability to successfully implement the business plans and on the ability to raise further funding.

Results of Operations

Net loss

Three months ended January 31, 2010 as compared to three months ended January 31, 2009. The Company experienced a net loss of $23.7 million or $0.08 per share for the three months ended January 31, 2010 as compared to a net loss of $20.6 million or $0.08 per share for the three months ended January 31, 2009. The increase in the net loss compared to the same quarter last year is primarily due to a $5.6 million allowance for impairment on the oil shale assets ($4.1 million net of tax) resulting from an assessment of their net realizable value following the announcement of the sale of the Pasquia Hills assets on January 19, 2010. In addition, $1.7 million of compensatory arrangements were paid to certain officers following their departure during the quarter ended January 31, 2010. These amounts were partially offset by a $2.8 million reduction in the stock based compensation expense resulting from an increased number of forfeited options during the quarter ended January 31, 2010.

Nine months ended January 31, 2010 as compared to nine months ended January 31, 2009. The Company experienced a net loss of $41.7 million or $0.14 per share for the nine months ended January 31, 2010 as compared to a net loss of $77.6 million or $0.30 per share for the nine months ended January 31, 2009.  The decline in the net loss as compared to the same period last year is due to the reduction in exploration activity, a reduction in stock-based compensation expense and a foreign exchange gain resulting from holding Canadian funds with an appreciation of the Canadian dollar versus the U.S. dollar.

The Company expects to continue to incur operating losses and will continue to be dependent on additional sales of equity or debt securities and/or property joint ventures to fund its activities in the future.

Net loss from continuing operations

Three months ended January 31, 2010 as compared to three months ended January 31, 2009. The Company experienced a net loss from continuing operations of $19.4 million or $0.06 per share for the three months ended January 31, 2010 as compared to a net loss of $20.5 million or $0.08 per share for the three months ended January 31, 2009. The decrease in the net loss from continuing operations compared to the same period last year is primarily due to a $2.8 million reduction in the stock based compensation expense resulting from an increased number of forfeited options during the quarter ended January 31, 2010 and partially offset by $1.7 million of compensatory arrangements paid to certain officers following their departure during the quarter ended January 31, 2010.

Nine months ended January 31, 2010 as compared to nine months ended January 31, 2009. The Company experienced a net loss from continuing operations of $36.9 million or $0.12 per share for the nine months ended January 31, 2010 as compared to a net loss from continuing operations of $76.9 million or $0.30 per share for the nine months ended January 31, 2009.  The decline in the net loss from continuing operations as compared to the same period last year is due to the reduction in exploration activity, a reduction in stock-based compensation expense and a foreign exchange gain resulting from holding Canadian funds with an appreciation of the Canadian dollar versus the U.S. dollar.

Net loss from discontinued operations

Three and nine months ended January 31, 2010 as compared to three and nine months ended January 31, 2009. The Company experienced a net loss from discontinued operations of $4.4 million or $0.02 per share for the three months ended January 31, 2010 as compared to a net loss of $0.1 million or $nil per share for the three months ended January 31, 2009. The Company experienced a net loss from discontinued operations of $4.9 million or $0.02 per share for the nine months ended January 31, 2010 as compared to a net loss of $0.7 million or $nil per share for the nine months ended January 31, 2009. The activities related to the oil shale program have been reported as discontinued operations in the consolidated statement of income following the announcement of the sale of the Pasquia Hills assets. The net loss of $4.4 million and $4.9 million for the three and nine months ended January 31, 2010 includes the exploration costs incurred in relation to the oil shale activities for the period and an allowance for impairment of $5.6 million ($4.1 million after tax) expected from the disposal of the assets.

Exploration costs

Three and nine months January 31, 2010 as compared to three and nine months ended January 31, 2009. Exploration costs for the three months ended January 31, 2010 were $13.6 million (2009 - $14.4 million).  Exploration costs for the nine months ended January 31, 2010 were $25.3 million (2009 - $61.4 million). The Operations Summary above provides a summary of the exploration activities conducted in the three and nine months ended January 31, 2010.   Exploration expenditures in the three and nine months ended January 31, 2009 related mainly to drilling, seismic, engineering, environmental and construction costs associated with Test Sites 1 & 3.

General and administrative

Corporate

Three and nine months ended January 31, 2010 as compared to three and nine months ended January 31, 2009. General and administrative expenses settled with cash for the three months ended January 31, 2010 were $5.7 million (2009 - $3.1 million).  General and administrative expenses settled with cash for the nine months ended January 31, 2010 were $12.8 million (2009 - $9.4 million). Expenditures in the three month period ended January 31, 2010 consist of salaries ($3.8 million), legal and other professional fees ($0.5 million) and general office costs ($1.4 million).  General and administrative expenses in the nine months ended January 31, 2010 consist of salaries ($7.3 million), legal and other professional fees ($1.9 million) and general office costs ($3.6 million).  General and administrative expenses settled with cash in the three months ended January 31, 2009 consisted of salaries ($1.4 million), legal and other professional fees ($0.7 million) and general office costs ($1.0 million).  General and administrative expenses in the nine months ended January 31, 2009 consisted of salaries ($3.7 million), legal and other professional fees ($2.5 million) and general office costs ($3.2 million).

At January 31, 2010 there were 62 employees, including 17 seasonal field employees.  At January 31, 2009, there were 76 employees, including 26 seasonal field employees. The increase in salaries and wages during the nine months ended January 31, 2010 occurred as result of severances paid during the quarters ended July 31, 2009 and January 31, 2010.

Stock-based compensation

Three and nine months ended January 31, 2010 as compared to three and nine months ended January 31, 2009.  Stock-based compensation for the three months ended January 31, 2010 was $1.9 million (2009 – $4.7 million) and $4.7 million for the nine months ended January 31, 2010 (2009 - $16.5 million).  Stock-based compensation expense for the three and nine months ended January 31, 2010 and 2009 consists of stock-based compensation related to the issuance of options to directors, officers, employees and consultants.   The grant date fair value of the stock options were estimated using either the Black-Scholes valuation model or the trinomial option-pricing model, both of which require the input of highly subjective assumptions, including the expected life of the options and the expected stock price volatility determined using the historical volatility of the price of shares of the Company’s common stock.  The decrease during the three and nine months ended January 31, 2010 compared to the same periods in the prior year is the result of 5.4 million options forfeited due to a reduction in the number of employees that was greater than the anticipated forfeiture rate.

Foreign exchange (gain) loss

Three and nine months ended January 31, 2010 as compared to three and nine months ended January 31, 2009. A foreign exchange gain of $0.8 million (2009 —loss of $0.2 million) during the three months ended January 31, 2010 resulted from holding Canadian funds in the parent company when the value of the Canadian dollar  increased compared to the U.S. dollar.  For the nine months ended January 31, 2010, a foreign exchange gain of $3.9 million (2009 – loss of $5.6 million) resulted from holding Canadian funds in the parent company when the value of the Canadian dollar increased compared to the U.S. dollar.

Depreciation and accretion

Three and nine months ended January 31, 2010 as compared to three and nine months ended January 31, 2009. Depreciation and accretion expense for the three months ended January 31, 2010 was $0.8 million (2009 - $0.4 million) and $1.8 million for the nine months ended January 31, 2009 (2009 - $1.2 million). Depreciation expense relates to camp facilities, equipment and corporate assets which are being depreciated over their useful lives of three to five years. Accretion expense relates to the asset retirement obligation recognized on the airstrip, camp site, access roads and reservoir test sites which are being brought into income over a period 10 of 30 years. The change from the three and nine-month periods ended January 31, 2010 to the three and nine-month periods ended January 31, 2009 relates to the increase in assets held during the period.  Additions to the property and equipment for the nine months ended January 31, 2010 totaled $1.6 million.

Interest and other income

Three and nine months ended January 31, 2010 as compared to three and nine months ended January 31, 2009. Interest income for the three months ended January 31, 2010 was $0.05 million (2009 - $0.3 million). Interest income for the nine months ended January 31, 2010 was $0.1 million (2009 - $1.1 million). Interest income is earned because the Company pre-funds its activities and the resulting cash on hand which is invested in short-term deposits. The decrease in interest income this period as compared to the same period in the prior year reflects the decrease in short term investments and the decrease in market interest rates over the intervening year.

Deferred income tax benefit

Three and nine months ended January 31, 2010 as compared to three and nine months ended January 31, 2009. The deferred income tax benefit for the three months ended January 31, 2010 was $1.8 million (2009 - $2.0 million).  The deferred income tax benefit for the nine months ended January 31, 2010 was $3.8 million (2009 – $16.0 million).  The slight decrease  in the deferred tax benefit during the three months ended January 31, 2010 compared to the same period last year is due to a reduction in exploration activity. The decrease in the deferred tax benefit for the nine month period ended January 31, 2010 compared to the same period last year is mainly due to a reduction in exploration costs incurred.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures and Internal Control over Financial Reporting

As of January 31, 2010, we carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.   Based on the evaluation as of January 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15e) under the Securities Exchange Act of 1934) were not effective because of the material weakness in internal control over financial reporting described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal control over financial reporting as of January 31, 2010 existed as we did not maintain effective processes and controls over the accounting for and reporting of complex and non-routine transactions. Specifically, we did not have sufficient appropriate level of technical knowledge, experience and training in the accounting for asset acquisitions, stock-based compensation, and deferred income taxes. This control deficiency resulted in the restatement of the consolidated financial statements for the years ended April 30, 2008 and 2007 and each of the quarters in fiscal 2009 and 2008 and for the first quarter in fiscal 2010.

We plan to remediate the material weakness described above by consulting with an independent big four accounting firm on complex accounting issues and by obtaining written analysis of the accounting options available to us.  The analysis would be reviewed with the independent auditors on the appropriateness of the accounting treatment for any new transactions.  We will also amend our period close procedures to include access to independent consultation on technical accounting treatment with respect to highly complex transactions.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting.  There were no changes in our internal control over financial reporting during the period covered by this report on Form 10-Q that have materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On February 24, 2010, a derivative action entitled Make a Difference Foundation Inc. v. Hopkins, et al., Case No.  10-CV-00408, was filed in United States District Court for the District of Colorado by plaintiff  Make a Difference Foundation, Inc.  The derivative action names the following individual defendants:  Christopher H. Hopkins, T. Murray Wilson, Ronald Blakely, Paul Ching, Brian MacNeill, Ronald Phillips, John Read, Gordon Tallman, Pamela Wallin, Thomas Milne and W. Scott Thompson.  In addition, the Company is named as a nominal defendant.  Plaintiff asserts, among other things, claims for waste and breaches of the fiduciary duty of loyalty and good faith by the defendants stemming from the Company's approval of the proposed sale of the Company's Pasquia Hills assets to Canshale Corp.  The plaintiff seeks unspecified damages, restitution, and reasonable costs and expenses including counsel fees and experts' fees.  A response to the Complaint is currently due on March 16, 2010.  The Company believes the claims are wholly without merit and intends to file a motion to dismiss the Complaint.

Item 1A.  Risk Factors

Other than as described herein, there have been no material changes to the information in the Risk Factors identified in Item 1A in our Annual Report on Form 10-K for the year ended April 30, 2009.

Emissions Regulations

Development of our assets is expected to result in the emission of greenhouse gases (GHGs) and other pollutants.

Recently, on January 30, 2010, the Government of Canada submitted to the United Nations Framework on Climate Change a non- legally binding commitment under the Copenhagen Accord to reduce Canada's emissions of GHGs by 17% from 2005 emission levels.  This is a significant change from previous international commitments of a 20% reduction in emissions from 2006 levels by 2020.  The Government of Canada signaled that the new national emission reduction target was to be aligned with emission reduction targets of the United States.  It is unclear how the new proposed national emission reduction target is to be met and whether the previous announced proposed regulatory Framework will proceed or be replaced with a new regulatory framework.  We believe that it is reasonably likely that new federal legislation requiring emissions reductions similar to the Framework will be enacted in Canada around the same time as similar legislation is enacted in the United States.  We also believe that such federal legislation could have a material effect on the development of our assets.

On December 1, 2009, the Government of Saskatchewan re- introduced in the Provincial Legislature Bill 126:  The Management and Reduction of Greenhouse Gases Act.  Bill 126 proposes a policy and regulatory framework for reducing GHG emissions in Saskatchewan.  The Bill proposes a new provincial target for a 20% reduction in GHG emissions from 2006 levels by 2020.  The specific GHG emission reduction requirements, and the industries required to meet those reductions, as well as details on the methods by which reductions may be achieved, are to be set by future regulations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 23, 2009, we issued 9,714,300 shares of Common Stock at a price of $1.05 per share.   The shares were issued in reliance on the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D under the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

ITEM 6. Exhibits.

4.1	Form of Registration Rights Agreement between the Company and the Investors, dated December 22, 2009 (incorporated by reference to Exhibit 4.7 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-162023) filed with the SEC on January 22, 2010).

10.1	Form of Subscription Agreement between the Investors and the Company, dated December 16, 2009 and December 21, 2009 (incorporated by reference to Exhibit 10.18 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-162023) filed with the SEC on January 22, 2010).

10.2
Transition Agreement between the Company and Christopher Hopkins, dated January 13, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 22, 2010).

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

OILSANDS QUEST INC.

Date: March 9, 2010	By:	/s/ T. Murray Wilson
T. Murray Wilson, Chairman, President, and Chief Executive Officer

Date: March 9, 2010	By:	/s/ Garth Wong
Garth Wong, Chief Financial Officer