Form 10-K
period 2010-04-30
Oilsands Quest Inc
filed 2010-07-13
CIK 1096791

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2010.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD OF                     TO

Commission File Number: 001-32994

OILSANDS QUEST INC.
(Exact Name of Registrant as Specified in its charter)

Colorado	98-0461154
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

800, 326 11th AVENUE SW, CALGARY, ALBERTA, CANADA T2R 0C5
(Address of principal executive offices, including zip code)

Issuer’s telephone number: (403) 263-1623

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which is registered
Common Stock, $.001 Par Value	NYSE Amex
Common Stock Purchase Warrants	NYSE Amex

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☑

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant as of October 31, 2009 was approximately $335,246,000 based upon the closing sale price of the Registrant’s Common Stock on such date.

As of June 30, 2010 there were 312,496,101 shares of common stock issued and outstanding.

Certain portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of April 30, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Cautionary Statement about Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements.” All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements. Such forward-looking statements include discussion of such matters as:

—	the amount and nature of future capital, development and exploration expenditures;

—	the timing of exploration activities;

—	potential reservoir recovery optimization processes; and

—	business strategies and development of our business plan and drilling programs.

Forward-looking statements are statements other than relating to historical fact and are frequently characterized by words such as “plan”, “expect”, “project”, “intend”, “believe”, “anticipate”, “estimate”, “potential”, “prospective” and other similar words or statements that certain events or conditions “may” “will” or “could” occur. Forward-looking statements such as references to Oilsands Quest’s drilling program, geophysical programs, reservoir field testing and analysis program, preliminary engineering and economic assessment program for a first commercial project, and the timing of such programs are based on the opinions and estimates of management and the company’s independent evaluators at the date the statements are made, and are subject to a variety of risks and uncertainties and other factors that could cause actual events or results to differ materially from those anticipated in the forward-looking statements, which include but are not limited to risks inherent in the oil sands industry, regulatory and economic risks, land tenure risks, lack of infrastructure in the region in which the company’s resources are located and risks associated with the company’s ability to implement its business plan.  The Company undertakes no obligation to update forward-looking information if circumstances or management’s estimates or opinions should change, except as required by law. The reader is cautioned not to place undue reliance on forward-looking statements.

Currency

Unless otherwise specified, all dollar amounts are expressed in United States dollars. All future payments in Canadian dollars have been converted to United States dollars using an exchange rate of $1.00 U.S. = $1.0116 CDN, which was the April 30, 2010 exchange rate.

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

The Company operates through its subsidiary corporations. Our primary operating subsidiary is Oilsands Quest Sask Inc. (“OQI Sask”), an Alberta corporation. OQI Sask was established as an operating subsidiary of the Company primarily to explore for and develop oil sands deposits in the provinces of Saskatchewan and Alberta. We currently own 100% of the issued and outstanding voting common shares of OQI Sask following the acquisition of the non-controlling (minority) interest of OQI Sask on August 14, 2006.

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

—
1259882 Alberta Ltd. incorporated on August 4, 2006.  The only activity conducted by this subsidiary to date is to have an over-riding call right to acquire the Exchangeable Shares in consideration of it delivering to the shareholder the number of common shares in the Company that a shareholder would otherwise have been entitled to upon a redemption or retraction of the Exchangeable Shares.

Strategy

Our strategy is to focus on business opportunities in the oil sands sector with the objective of maximizing shareholder value on a per share basis.  We will execute our strategy by:

Selectively identifying and acquiring key targets in the oil sands sector. We have a large contiguous land position straddling the Saskatchewan/Alberta provincial border with an undivided, 100% interest in each of the permits, licenses and leases held.

Exploring and delineating resources on our lands. Our operating teams have conducted extensive exploration and development programs, consisting of drilling 457 wells, conducting 2,136 kilometres of 2-D and 3-D seismic surveys, and other exploration activities resulting in the discovery of the Axe Lake, Raven Ridge and Wallace Creek reservoirs and the identification of other oil sands prospects. We manage and operate all of our activities.

Exploiting the oil sands resources identified. We are focused on the commercialization of our reservoirs and are in the process of conducting a comprehensive reservoir test program at Axe Lake to determine the optimal recovery processes that will be utilized to produce bitumen from our reservoirs. Our development strategy includes evaluating recovery processes on specific projects to optimize economic recovery and to accelerate the development of such projects in a timely and responsible manner.

Our business plan is to focus on the exploration, delineation and exploitation of bitumen resources on our oil sands permits, licenses and leases located in the provinces of Saskatchewan and Alberta.

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

In accordance with the Acquisition Agreements, all OQI Sask common shares other than those held by us were exchanged for a new class of OQI Sask shares called Exchangeable Shares pursuant to a ratio of one OQI Sask common share to 8.23 Exchangeable Shares. The Exchangeable Shares are exchangeable at any time on a one-for-one basis, at the option of the holder, for shares of our common stock. An Exchangeable Share provides a holder with economic terms and voting rights which are, as nearly as practicable, equivalent to those of a share of our common stock. Holders of Exchangeable Shares have registration rights with respect to the resale of our common stock to be received upon exchanging the Exchangeable Shares into our shares. The holders of the Exchangeable Shares will receive up to an aggregate of 76,504,304 shares of our common stock at each holder’s election. The Exchangeable Shares are represented for voting purposes in the aggregate by one share of our Series B Preferred

Stock (the “Preferred Share”), which Preferred Share is held by CTC. CTC will in turn vote the one Preferred Share as indicated by the individual holders of Exchangeable Shares. The one Preferred Share represents a number of votes equal to the total outstanding Exchangeable Shares on the applicable record date for the vote submitted to our shareholders. At April 30, 2010, 43,469,494 shares of common stock had been issued on exchange of Exchangeable Shares, 768,131 shares have expired and 32,266,679 shares of common stock remain to be issued on future exchanges of Exchangeable Shares.

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

As a result of these transactions, OQI Sask held an undivided 100% interest, subject to the above noted royalties, in Saskatchewan Oil Shale Exploration Permit Nos. PS00205, PS00206, PS00207, PS00208, PS00209, PS00210, PS00211, PS00212, PS00213, PS00214, PS00215, PS00216 and PS00217, granted originally on June 1, 2004. The permits were granted by the Province of Saskatchewan in 2004 under the Oil Shale Regulations, 1964 as amended, revised or substituted from time to time, for a term of five years. The permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease pursuant to these regulations has been granted. The term of the permits may be extended for up to three, one-year extensions subject to regulatory approvals, as required. On June 21, 2010, the company received a second one year extension pursuant to the regulations.

By agreement with the Saskatchewan government, we were required to relinquish at least 40% of the total acreage covered by the permits by the first anniversary date of the permits (May 31, 2005) and to relinquish a further 40% of the remaining acreage by the second anniversary date (May 31, 2006). OQI Sask relinquished 40% of the total acreage covered by the permits on May 31, 2005, and under an extension of the 2006 relinquishment completed the second relinquishment on July 9, 2007.  As of April 30, 2010, the company holds 508,080 acres consisting of Saskatchewan Oil Shale Exploration Permit Nos. PS00205, PS00206, PS00208, PS00210, PS00212, PS00213 and PS00215.  On May 31, 2010 OQI Sask relinquished two of the northern permits, PS00213 and PS00215, representing 101,806 acres.

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

On August 13, 2007, the Company acquired five oil sands licenses totalling 109,920 acres granted under the Petroleum and Natural Gas Regulations, 1969 (Saskatchewan), as amended, revised or substituted from time to time, for a term of five years for an aggregate cost of $2,140,233 ($2,249,089 CDN). The licenses provide for the exclusive right to search for oil sands on the lands granted and to win, recover, extract, carry off, dispose of and sell the oil sands products found on the licensed lands. The oil sands licenses provide the opportunity to convert up to 100% of the licenses to a production lease on the basis of one section of land for every well that intersects an oil sands zone. Licenses require annual rental payments of $0.70 ($0.71 CDN) per acre. The Company has paid all required annual rental payments for the licenses granted.

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

Oil sands permits and lease in Alberta

- Raven Ridge

During the year ended April 30, 2007, the Company acquired four oil sands permits totalling 67,053 acres in a public offering of Crown Oil Sands Rights for an aggregate cost of $22,221,968 ($25,651,985 CDN). The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements. Permits are granted for a five-year primary term and require annual rental payments of $1.40 ($1.42 CDN) per acre.

Raven Ridge is located in Alberta directly west of and contiguous to Axe Lake on our oil sands permits in Saskatchewan.

- Wallace Creek

On January 23, 2008, the Company acquired two oil sands permits totalling 45,546 acres in a public offering of Crown Oil Sands Rights (permits were officially granted on January 24, 2008). The total consideration paid for these permits was $9,732,500 ($10,010,880 CDN). The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements. Permits are granted for a five-year primary term and require annual rental payments of $1.40 ($1.42 CDN) per acre.

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

Prior to bidding on Eagles Nest, on June 1, 2005, Township entered into an agreement with three third parties (collectively the “Triple 7 Joint Venture”) to post, acquire, develop and produce oil sands deposits located in the Athabasca Region of Alberta, Canada (the “Triple 7 Joint Venture Agreement”). As a result of this agreement, Township acquired one lease consisting of approximately 22,773 acres (the “Eagles Nest Oil Sands Lease”) at a cost of $727,187. Pursuant to the terms of this agreement we issued the Triple 7 Joint Venture 114,015 shares of our common stock with a fair value of $127,432. Township also agreed to pay the Triple 7 Joint Venture partners, as ongoing fees, $125,628 ($150,000 CDN) in cash or in shares of our common stock (at the discretion of the Company) on the first and second anniversary dates of the agreement. On the third anniversary date and each subsequent anniversary date of the agreement Township agreed to pay the Triple 7 Joint Venture $376,884 ($450,000 CDN) until such time as the lease is surrendered or a commercial project has been identified.  On September 21, 2007, in conjunction with the acquisition of the royalty described above, the Company acquired all of the rights of one of the three external joint venture partners for consideration of $49,939 ($50,000 CDN) plus the issuance of 250,000 shares of the Company’s common stock valued at $1,097,500 based on the September 20, 2007 closing market price of the shares. On June 17, 2008, we acquired the rights of the remaining external joint venture partners for aggregate consideration of $1,632,000 CDN and 640,000 shares of the Company’s common stock valued at $3,718,400 based on the June 17, 2008 closing market price of the shares. The Company’s obligations under the Triple 7 Joint Venture Agreement have therefore been eliminated.

To finance the acquisition of Eagles Nest in 2005 the Company issued convertible debentures pursuant to which Township also granted royalties of $0.0057 ($0.0058 CDN), net after a buy back, on each barrel of crude bitumen produced, saved and sold from the project. The convertible debentures have all been converted to common stock.

Pursuant to the terms of the lease, Township’s annual lease rentals are $31,886 ($32,256 CDN). OQI Sask has paid all required annual rentals and the lease is in good standing.

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

We reacquired nine exploration permits on the original Pasquia Hills oil shale prospect area from the Province of Saskatchewan in September and October 2006. In accordance with the terms of the new permits and following an initial assessment, we relinquished 30% of the total acreage of the granted permits within 90 days of the grant. As of April 30, 2010 we hold Oil Shale Permit Nos. PS00222, PS00223, PS00224, PS00225, PS00226, PS00237 and PS00238 granted under the Oil Shale Regulations, 1964, as amended or revised or substituted from time to time for five-year terms from the date of grants. The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, as required. The permits total 405,961 acres and are located near Hudson Bay, Saskatchewan. The permits provide for the right to explore, mine, quarry and work the permit lands, but not to produce or recover oil shale except for test purposes until a lease has been granted.

The annual rental payable in advance was $0.05 ($0.05 CDN) per acre for the first year, and on May 7, 2007 the Saskatchewan government updated the regulations requiring annual rentals of $0.10 ($0.10 CDN) per acre for the remaining term of the permit. The required exploration expenditures to hold the permits were also increased to $0.40 ($0.40 CDN) per acre for the second year of the permits, $0.80 ($0.81 CDN) per acre for the last three years of the permits and $1.20 ($1.21 CDN) per acre for each year that the permit is extended, as required.

On August 13, 2007, we acquired one additional oil shale exploration permit granted under the Petroleum and Natural Gas Regulations, 1969 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years totaling 83,769 acres in the same area near Hudson Bay, Saskatchewan. This permit, together with the nine exploration permits acquired in September and October 2006 as described above, are collectively referred to as Pasquia Hills Oil Shale. The permit provides for the right, license, privilege and authority to explore for oil shale within the permit lands. The term of the permit may be extended for up to three one-year extensions subject to regulatory approvals, if required. This oil shale permit was acquired under a land sale work commitment bid for the first two years of the permit. The Company bid a total work commitment of $298,110 ($301,568 CDN) to be incurred during the first two years of the permit and the permit requires a further work commitment of $0.80 ($0.81 CDN) per acre for the last three years and $1.20 ($1.21 CDN) for each extension year plus annual rental payments of $0.10 ($0.10 CDN) per acre. We have paid the required annual rental payments to maintain this permit in good standing and our 2009 exploration program  will comply with our expenditure requirements.

On January 15, 2010 the Company entered into an agreement to sell all of its oil shale properties to Canshale Corp. (“Canshale”) for consideration of CDN $1 million (US $0.9 million) in cash and 8,000,000 common shares of Canshale, which we refer to as the “Canshale Transaction.”  The Canshale Transaction is conditional upon Canshale raising a minimum of CDN $12.5 million (US $11.7 million) in cash through a common share financing.  Under the terms of the agreement, the Company has the right to terminate the agreement if Canshale does not complete its financing by June 30, 2010.  On July 6, 2010, the Company and Canshale amended the agreement to extend the deadline for Canshale to complete its financing to July 30, 2010 in exchange for an extension incentive of 2.0 million common shares of Canshale.  Upon consummation of the Canshale Transaction, the Company will retain an ownership interest of up to 20% of Canshale’s outstanding common shares.  The Company does not intend to proceed with the Canshale Transaction unless Canshale is fully capitalized to execute an effective exploration program in respect of the oil shale assets.

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

In July 2006, we commenced the development of site infrastructure, including road construction, drill pad preparation, camp construction and the installation of an airstrip.

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

In January 2007, due to the extent of land covered by our drilling, we designated an  area, plus certain additional prospective lands associated with it, as Axe Lake. The designated Axe Lake area is a project area identified by us as being located in an area of approximately 72 sections (72 square miles) located in Townships 94 and 95, Ranges 24 and 25 West of the 3rd Meridian. As a result of the winter 2007/2008 program, the drilled area of Axe Lake covered approximately 65 sections (65 square miles) of Permits PS00208 and PS00210 (100% Oilsands Quest) located in the north half of Township 94 and the south half of Township 95, Ranges 24 and 25 West of the 3rd Meridian.

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

In November 2007, we announced the results of the independent review and evaluation of the Axe Lake area by McDaniel & Associates Consultants Ltd. (“McDaniel”) based on data obtained from the results of drilling up to March 31, 2007 and other sources, including the physical examination of cores and geophysical logs. The independent review and evaluation was prepared and presented in accordance with the standards set out in COGEH and NI 51-101.

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

In January 2008, we received regulatory approval for our applications and we announced a program of reservoir testing at up to three sites within the Axe Lake area. This reservoir test program was designed on the basis of extensive, ongoing laboratory testing and reservoir simulation studies conducted since June 2007 by our independent consultants and on the studies undertaken by our in-house reservoir engineering group. For a complete description of the nature and activities of the test program, see "-- Axe Lake Area -- Reservoir Development Activities".

We believe our winter 2007/2008 exploration program demonstrated continued success on the Company’s contiguous oil sands exploration lands in Saskatchewan and Alberta. Overall, a total of 175 test wells were drilled with 150 in Saskatchewan and 25 in the Company’s first exploration program conducted on its adjacent land holdings in Alberta. The exploration drilling in Alberta was completed in 12 sections (12 square miles). Of the 175 test wells drilled in the winter 2007/2008 exploration program, 155 were exploration and delineation test wells in Saskatchewan and Alberta of which 103 encountered meaningful intercepts of bitumen-bearing McMurray/Dina formation (67 percent).

A 3-D seismic program conducted in early 2008 covered over 24 square kilometres (15 square miles) in Saskatchewan and 10 square kilometres (6 square miles) in Alberta. A 40-metre (124-foot) by 40 metre grid density was used. The data from this program has been processed and interpretation of the data is complete.  3-D seismic surfaces have been incorporated into our reservoir model and this allows us to map the top and bottom of the reservoir in detail.

In the fall of 2008, we drilled 31 exploration and delineation test wells in the Axe Lake area, and 3 exploration test wells in Saskatchewan. In early 2009, we drilled 23 exploration and delineation test wells in Raven Ridge.  A 25 mile (40 kilometer) 2D seismic program was conducted on Saskatchewan permits which had not been explored by us through drilling or seismic exploration. We are also continuing with the interpretation of the 1,847 kilometers (1,149 miles) of 2-D and 3-D seismic data collected and processed in the 2007/2008 winter program, which is aiding in the characterization of the reservoir and adjacent formation specific to our three test sites at Axe Lake and the reservoirs at Raven Ridge and in assessing the geological structures on our lands.

We continued conducting environmental monitoring and baseline assessment activities in support of our exploration and future development activities on our Saskatchewan and Alberta permits. Environmental programs are required as part of the regulatory process for approvals and to ensure compliance with regulatory requirements.  The work has formed the basis of an Environmental Protection Plan submitted to and approved by the Federal and Saskatchewan Provincial governments. This program is integral to the timeline for potential project development at Axe Lake, which began in early April 2007, and is an ongoing part of our activities.

In mid-2008 we released McDaniel's independent estimates of discovered and undiscovered bitumen resource volumes, which were prepared in accordance with COGEH and NI 51-101.  As of December 31, 2008, McDaniel classified a portion of the discovered resources as contingent resources. These contingent resource estimates were prepared for portions of the Axe Lake and Raven Ridge areas only.

In October 2009 we released an updated independent engineering estimate of contingent, discovered and undiscovered resources which were prepared in accordance with the standards set out in COGEH and NI 51-101.  This resource estimate incorporated the results of our 53 well drilling program at Axe Lake in late 2008, and at Raven Ridge in early 2009 and updated the previous estimates provided in December 2008 which were based upon 330 wells drilled up to mid-2008.

In July 2010 we released an updated independent engineering estimate of contingent, discovered and undiscovered resources which were prepared in accordance with the standards set out in COGEH and NI 51-101.  This resource estimate incorporated the results of our 9 well drilling program at Wallace Creek in early 2010, the 16 overburden core holes drilled in late 2009 and updated the previous estimates provided in October  2009 which were based upon 383 wells drilled up to early 2009.

The below table summarizes the drilling program accomplishments to date.

Table 1: Results of Oil Sands Drilling Programs

	2009/ 2010	Drilled to Date (Nov.22/05 to April 30/10)
	Wells Drilled	Wells Drilled	Sections Drilled	Wells per Section
Axe Lake Exploration	16	320	78	4.1
Axe Lake Development/Reservoir Test	4	23	n/a	n/a
Axe Lake Groundwater Monitoring	3	19	n/a	n/a
Saskatchewan Exploration (outside Axe Lake)	0	35	28	1.30
Raven Ridge Exploration	0	48	23	2.1
Wallace Creek Exploration	9	0	0	1.0
Eagles Nest Exploration	0	0	0	0.0
Total	32	457	138	3.3

We also completed a comprehensive 2-D and 3-D seismic program which utilized CGG Veritas’ highest-quality three-component 3-D technology. The table below summarizes Oilsands Quest’s completed seismic programs.

Table 2: Seismic Surveys

	Saskatchewan		Alberta
	Km	Miles	Km	Miles
2-D	337	209	106	66
3-D	1,192	741	501	312
Total	1,529	950	607	378

We commenced an overburden characterization study in October 2009 and completed a 16 hole coring and logging program portion that yielded core material and advanced logging data (Nuclear Magnetic Resonance (NMR), Dipole, sonic and standard suite geophysical) of the formation overlying the bitumen-bearing McMurray/Dina formation.

The cores have been analyzed by Weatherford laboratories and results show that the overburden is composed of clay-rich till, which is a dense, low permeability cap layer that demonstrates steam containment characteristics in laboratory and 3-D reservoir computer simulations.

Weatherford Laboratories conducted a high temperature caprock study on the samples provided.  To date, 4 samples from the core holes 16-33-092-25W3M, 04-21-094-25W3M, 12-12-095-25W3M and 5-12-095-05W3M have been processed, and the laboratory work demonstrates a range of permeabilities from 0.1-0.002md at 20°C.  When the samples are subjected to temperatures of 200°C, a further decrease in permeability to the range of 0.04-0.002 millidarcies ("md") is observed in the laboratory.  These permeability measurements indicate that the ability of the fluid or gas to migrate into the glacial till is significantly impaired allowing the overburden to act as an effective cap for SAGD operations.

The core samples are also being correlated with previously drilled exploration core holes and with our extensive Axe Lake and Raven Ridge 3-D seismic data-sets to determine the extent and continuity of this glacial till layer across the various reservoirs on both sides of the Saskatchewan/Alberta border.

 Detailed evaluation of the continuity of the till layer using 3-D seismic is currently underway.  Based on the current data set it appears that the dense glacial till layer is present over the majority of the potential commercial development area.

Generally the dense glacial till layer lies directly on top of the oilsands reservoir zone, however in some areas there are several meters of top water between the oilsands zone and the glacial till. The impact of these zones is being studied and the results will be incorporated into our commercial development plan.

In December 2009, we completed a 40 km 2-D seismic program on the permits to the north and south of Axe Lake which will further our geological knowledge of the region, and we met the work commitments required to extend the exploration permits until May 31, 2010.

We are also continuing with the additional processing and interpretation of the 2,136 kilometres (1,327 miles) of 2-D and 3-D seismic data collected and initially processed in the 2007-2009 winter program. This interpretation is proving valuable in planning for the specific reservoir tests this year and in assessing the geological structures across our permits.

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

The 3-D seismic survey program in northwest Saskatchewan was concentrated in Axe Lake and covered over 24 square kilometres (15 square miles). We are using the detailed, three component 3-D seismic survey data as one of the key tools to further define the geological structure and reservoir architecture to assist in the ongoing reservoir studies and technical planning related to the development of this resource. For a description of the seismic program on Axe Lake, see tables in “-- Activities to Date”. Geological models have been developed and have incorporated laboratory measurements of fluid properties, geo-mechanical characterization, porosity, permeability as well as special core floods and cap rock integrity measurements.

At Test Site 1, we drilled and completed six vertical test holes and drilled three 750-metre horizontal holes (300 metres length within the reservoir) and procured the horizontal well instrumentation strings necessary to measure the temperature and pressure in the reservoir. We have completed construction of water treatment, steam generation and extraction collection facilities, which includes three steam generators totalling 38 million BTU/hour steam generation capacity, two diesel power generators each with 750 kilowatt power output capacity, water/oil treatment and oil handling equipment, control systems and eight 1,000-barrel heated liquid storage tanks to support related Test Site 1 activities.

Also at Test Site 1, we completed two mini-frac tests that successfully measured the relevant geo-mechanical properties of the oil sands reservoir, as well as the overburden (glacial till materials above the oil sands reservoir) and underburden (Devonian limestone materials below the oil sands reservoir) close to the oil sands reservoir. Calibration of the numerical reservoir simulation tools to the mini-frac tests by conventional history matching techniques has also been completed.

At Test Site 2, the front-end engineering and design work on a facility for solvent testings using hot propane vapour, was completed. Construction has been deferred until the results from Test Site 1 have been evaluated.

At Test Site 3, we conducted low energy tests using a custom, downhole electrical heater. We measured pressures and temperatures at ten different locations inside the oil sands reservoir. This information has been used for preliminary calibration of our reservoir simulator. Information from the simulator will help maximize the efficiency of the steaming tests at Test Site 1. We drilled, completed and instrumented two vertical test holes and we have constructed the supporting infrastructure. One vertical test hole is equipped with a downhole electric heater to provide heat to the reservoir and both test holes are equipped with pressure and temperature sensors to allow for determination of the effective reservoir heat transfer and mobilization of the bitumen at lower temperatures. Heating of the reservoir was initiated in late October 2008 and re-commenced in mid-January of 2009 with the heater placed at the depth of the Devonian underburden. In April of 2009, the heater was raised to the bottom of the oil sands reservoir and heating was continued.

Pressures and temperatures were measured and recorded continuously at ten locations in the hot heater well, 1OBS 5-29-94-25, and the cold observation well, INJ 5-29-94-25.  The heater was removed from the well on June 26, 2009.  Our detailed engineering and numerical simulation analysis has confirmed the formation characteristics and related fluid and thermal properties to be used in continued reservoir planning at Axe Lake. The electrical heating program at Test Site 3 enabled the determination of reservoir properties such as effective thermal conductivity.

In October of 2009, we perforated the two vertical wells at Test Site 3, which are approximately 3.5 meters apart, and installed temporary water, heating and injection facilities.  The objective of this test was to inject water and produce water and bitumen at different temperatures in order to:

1.	confirm the establishment of initial fluid movement in areas with water saturation of greater than 35%;
2.	confirm the ability to establish convective heat transfer at the bottom of the reservoir;
3.	determine the conductive heat transfer characteristics at the bottom of the reservoir;
4.	recover bitumen by using both hot water and solvent injection; and
5.	gather preliminary data on the horizontal displacement of fluids.

We commenced injecting cold water at low pressure and volume into the base of the McMurray/Dina formation on October 25, 2009 and established communication between the two wells.  Cold water circulation was maintained for 24 hours, following which heated water was circulated, resulting in the mobilization of bitumen in the reservoir.  On October 29, 2009, a small amount of naphtha was injected and bitumen recovery commenced on October 30, 2009.  We continued to circulate hot water until November 5, 2009, at which time the test equipment was removed.

On October 18, 2009, the electrical, mechanical and boiler facilities at Test Site 1 were successfully commissioned and, on December 5, 2009, we commenced the injection of cold water into the reservoir at Test Site 1. The test was to measure heat and fluid movement under specific operating conditions on a field scale to complement our ongoing simulation and laboratory analysis studies and further enhance our knowledge and modeling of the thermal and geo-mechanical characteristics of our reservoir.

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

We have analyzed the results from the circulation and tracer tests and history-matched the field results in the computer simulations.  We have the ability to continue to monitor reservoir pressure and temperature with the down-hole monitoring array we have in place.

The next phase of testing, subject to regulatory approvals, will include the drilling of a new Steam Assisted Gravity Drainage ("SAGD") well pair in close proximity to the existing wells at Test Site 1 to build on our growing knowledge of the reservoir and cap rock characteristics and test the commercial viability of SAGD at Axe Lake. The addition of SAGD wells to our testing plan will enable us to build upon the testing we have done to date and will enable us to test a bitumen production technology that has been proven to be commercially viable in similar reservoirs in the Athabasca basin.

We have received approval of a SAGD pilot at Test Site 1 from Saskatchewan Ministry of Environment ("SME"). The test plan will use one 100 metre long horizontal well pair, with the upper well placed five metres below the top of the interface between the overburden and the oil sands, and will also make use of the existing surface facilities.  SAGD has been the most widely used, and therefore best understood, in situ recovery technique for the production of immobile bitumen (at initial reservoir conditions) in the McMurray/Dina formations.

The objectives of this pilot are to:

•
test the effects of steam contact from SAGD operations in the McMurray/Dina formation on the glacial till overburden at Axe Lake and directly demonstrate that the cap will perform as a competent steam containment barrier in SAGD operations;

•	confirm early stage SAGD production and steam rates with a scalable well length in order to improve forecasting for a commercial project;
•	determine the optimal producing pressure for a commercial project;
•	establish gas production rates and composition and produced water composition for facility design; and
•	better understand the initial critical water saturation (minimum saturation at which water becomes mobile) in bitumen rich zones for use in forecast model.

Following the successful completion and interpretation of the initial steam test results, we may submit an application to continue the test for up to another six months in order to further evaluate injection pressures to help determine the optimal operational pressure for designing its commercial project.

At Test Site 1 we drilled two water source wells which showed excellent fluid mobility and sufficient water withdrawal capacity to meet the current needs of the reservoir test program at Axe Lake. At Test Site 3 we drilled and tested two water source wells which did not demonstrate sufficient water mobility and were abandoned.

We drilled, perforated and tested one vertical well (Oilsands Quest Clearwater OBS 4-21-94-25 W3M) near Test Site 3 for water disposal into the McMurray/Dina formation. The testing was positive and an application to dispose water in this well was submitted to the Saskatchewan government in June 2009. Approval to use the 4-21 week for disposal of water for the first phase of testing at Test Site 1 was granted and the well was used for water disposal in fall 2009. At Test Site 2 we drilled one deep well to test the potential of the underlying Devonian Methy formation for waste water disposal. The results of this well showed that the Devonian Methy formation does not contain enough porosity in the tested location to support water disposal.  Other test locations are being investigated.

In May 2010, we filed an application with the SME for approval to develop a 30,000 barrels per day of bitumen project at Axe Lake using SAGD.

Filing with the SME is the first step in a two-stage process to apply for approval of a commercial lease for oil sands development.  This application provides the complete vision for the project, giving the regulator helpful context when approving testing activity and giving all stakeholders clarity around the long-term development plans. The second stage of the process consists of an application for commercial project approval to the Saskatchewan Ministry of Energy and Resources ("SMER"). We plan to submit the second application following the successful completion of the SAGD pilot. In preparing the second application, we will continue to develop detailed engineering plans, cost estimates and financing plans for the project based on the ongoing production testing activities at Axe Lake.

The proposed commercial project includes components typical of SAGD operations such as multi-well production pads of horizontal well pairs, and a central processing and bitumen and natural gas treatment facility that includes water treatment, water recycling, steam generation and tank storage facilities. Options for site access, utility service corridors, electricity and natural gas supplies are also being evaluated.

In May 2010 we filed for the second one-year extension of our Saskatchewan oil sands permits and notified SMER that we would, on May 31, 2010, plan to relinquish two of our northernmost land permits (permits PS00213 and PS00215) as we focus our activities to include only those lands that recent exploration activity has demonstrated to be prospective.  Exploration activities on these two permits included over 42 miles (68 kilometres) of 2-D seismic and 14 coreholes. Relinquishing these permits will not impact the Company's resource estimates or development plans.  We received approval for the extensions on the remaining permits on June 21, 2010.

As part of the overall Axe Lake development plan, we continue to conduct advanced economic feasibility, financial planning and risk assessment studies for full commercial development and we are continuing to study infrastructure and bitumen markets to complement our development planning process. Development of a commercial project remains subject to regulatory approval and other contingencies such as successful reservoir tests, internal approvals, financing and other risks inherent in the oil sands industry (See Part I, Item 1A. "Risk Factors" and see Part II, Item B. "Other Information").

Raven Ridge

In March 2007, prior to acquiring the key permits comprising Raven Ridge, we completed 64 kilometres of 2-D seismic survey to assess the potential of the permit land and identify potential drilling targets. As a result of this survey, we expected that the Axe Lake oil sands reservoir would extend into Alberta and that numerous attractive exploration drilling targets would be identified. A detailed, three component 3-D seismic survey was undertaken covering 6.4 square kilometers (4 square miles) adjacent to the program undertaken at Axe Lake, in Saskatchewan. Initial approval for exploration drilling in Alberta was received in December 2007 and 25 exploration holes were drilled in 12 sections (12 square miles) during the 2007/2008 program. Of the 25 holes, 18 encountered meaningful intercepts of McMurray/Dina formation (72 percent) at depths of 113 metres (371 feet) to 227 metres (745 feet). The thickness of the bitumen-bearing zone within the McMurray/Dina formation was observed to be between 7 metres (23 feet) and 34 metres (112 feet) (net pay) with an average of 15.5 metres (51 feet).

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

In March 2010, we completed a 9 hole exploration drilling program on lands in the western township (TWP 96 R2 W4) of the Wallace Creek permits that are immediately adjacent to Cenovus' Borealis project area.  4 of the wells drilled encountered significant quantities of bitumen with one well intercepting up to 26 meters of oil sand in the McMurray/Dina formation. McDaniel reviewed the results and provided an updated resource estimate in compliance with COGEH and NI 51-101 in June 2010.

Eagles Nest

Over the winter of 2005/2006 we undertook a detailed assessment of the historical data available on the Eagles Nest Prospect. During 2007/2008 we concentrated our efforts in acquiring the interests of the Triple 7 Joint Venture partners, which was completed in June 2008.

Pasquia Hills Oil Shale Permit Area

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

In September and October 2009, we drilled and logged 12 exploration test holes on our oil shale prospect in eastern Saskatchewan with ten out of twelve holes drilled experiencing meaningful intercepts of oil shale of up to 37.0 meters in thickness.  Detailed evaluation and interpretation of the drilling results is underway.  We are currently processing core samples in the laboratory by using the Modified Fisher Assay method and some of these samples will be tested using a commercially proven recovery process to measure recovery factors. We are continuing to research potential methods for kerogen recovery from the Pasquia Hills oil shales. Our recent conditional sale of our Pasquia Hills properties to a new company formed by Christopher Hopkins is an important transaction for us and it follows several months of effort to determine the best use of our financial and management resources.

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

In the Fall of 2009, the Board appointed a special committee of Directors to oversee this process and make a recommendation to the Board.

In exploring the potential options for the oil shale properties, the special committee found that a share or dividend distribution of the Pasquia Hills properties to current shareholders or new investors would be cost prohibitive, and could create a potential tax burden to shareholders.

The special committee, as part of its mandate, engaged TD Securities to provide financial advice to the Board.  TD Securities advised us that there were no recent sales of comparable assets to use as a benchmark in valuing the oil shale properties. The valuation of these properties was also difficult because of the lack of a proven process to extract the hydrocarbons in the oil shale and the significant financial resources required to explore and develop these lands.  In addition, the Board sought to retain a continuing position in the oil shale properties for the benefit of OQI shareholders, which further limited the market of potential purchasers.

In order to maximize the value of its desired continuing position in the oil shale properties, the Board was interested in selling the properties to someone experienced with early stage exploration companies.  Christopher Hopkins, our former President and Chief Executive Officer and a current director, had previously founded and built a number of early stage exploration companies, including OQI, and expressed interest in acquiring the oil shale properties.  Mr. Hopkins, along with Scott Thompson and Tom Milne, former directors of OQI, both of whom have considerable experience in the development of large, non-conventional hydrocarbon resources, formed Canshale Corp. for the purpose of negotiating the acquisition of the oil shale properties.  Canshale engaged the services of Genuity Capital Markets as a financial advisor in connection with such negotiations.

On January 15, 2010, after a period of negotiation, OQI entered into an agreement to sell all of its oil shale properties to Canshale for consideration of CDN $1 million (US $0.9 million) in cash and 8,000,000 common shares of Canshale.  The Canshale Transaction is conditional upon Canshale raising a minimum of CDN $12.5 million (US $11.7 million) in cash through a common share financing.  Under the terms of the agreement, the Company has the right to terminate the agreement if Canshale does not complete its financing by June 30, 2010.  On July 6, 2010, the Company and Canshale amended the agreement to extend the deadline for Canshale to complete its financing to July 30, 2010 in exchange for an extension incentive of 2.0 million common shares of Canshale.  Upon consummation of the Canshale Transaction, the Company will retain an ownership interest of up to 20% of Canshale’s outstanding common shares.  The Company does not intend to proceed with the Canshale Transaction unless Canshale is fully capitalized to execute an effective exploration program in respect of the oil shale assets.

The Canshale Transaction was structured to enable OQI to focus its financial and management resources on developing the significant oil sands project at Axe Lake and continuing with exploration activities on its remaining lands. The Canshale Transaction will put the oil shale assets into the fully-capitalized company (of which OQI will own up to 20%) that is managed by an experienced exploration team, add cash to the OQI treasury, reduce OQI's work commitments and permit rental costs on undeveloped oil shale lands, as well as reduce salary and general administration costs on an ongoing basis.

OQI will retain ownership of 10,000,000 shares of a fully-capitalized Canshale, giving OQI shareholders exposure to the potential upside of this venture that will be managed by an experienced early-stage asset exploration team. This transaction was structured to enable OQI to leverage the expertise of Mr. Hopkins and his team in building an early stage exploration company in Saskatchewan.

Environmental and Regulatory

Our Saskatchewan oil sands permits were granted in 2004 and are for five year terms.  These permits expired in 2009. Each permit allows for an option to request three additional year long extensions.   On June 21, 2010 we received approval for the second of the possible three one-year extensions.  The Company currently plans to seek an additional one-year extension for the oil sands permits in May 2011 and plans to convert these lands to lease in 2012.  While we expect that our application for extension will be granted, approval requires that certain conditions are met and that the Company is in compliance with the governing regulations.  Currently, the Company is working with the regulators to assess an issue relating to the re-abandonment of early exploration coreholes.   It is possible that the outcome of such assessment could result in cancellation of the permits if the Company does not comply with the governing regulations.   Further, if the Company cannot remediate these coreholes to industry standards, our ability to commercially develop the Axe Lake reservoir may be limited.  For a complete description of the re-abandonment issue See Part II, Item 7.  "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Abandonment and Reclamation Costs" and for a complete description of the risk factors associated with permit retention See "Part I, Item 1A. "Risk Factors".

We expanded our baseline environmental programs in the Axe Lake, Raven Ridge and Wallace Creek areas in anticipation of our comprehensive Environmental Impact Assessment required as part of the application for regulatory approval for development process in Alberta and Saskatchewan.  We continue to operate our continuous air quality monitoring station at Axe Lake.

The development of a commercial project will remain subject to regulatory approval and other contingencies such as successful reservoir tests, board of directors' approvals, financing and other risks inherent in the oil sands industry. These risks are described in detail elsewhere in this Annual Report on Form 10-K.

Oil Sands Reservoir Analysis

We contributed $1 million to the Saskatchewan Research Council (SRC) for the development and construction of a 3-D scaled physical model for testing oil sands reservoir technology.  The 3-D scaled physical model will allow scientists to develop thermal and solvent extraction processes to recover bitumen from oil sands.  It will allow testing of bitumen recovery processes under realistic reservoir conditions and provide the data to enable advanced simulation work and design.  We will evaluate the recovery and production methods developed with the 3-D scaled physical model for our Axe Lake reservoirs in northwest Saskatchewan.

We continue to investigate and stay abreast of industry advances in bitumen mobilization and recovery processes.

Other

Forum Uranium Corp.

During the year ended April 30, 2008, we received 600,072 common shares of Forum Uranium Corp. (“Forum”) in exchange for our interest in a uranium prospect written off in 2003. As costs associated with the property had previously been written of,f the value of the shares received was credited to exploration costs.

We account for our interest in Forum as available for sale equity securities and will carry the investment on our balance sheet as a current asset valued at the trading value of the securities on the balance sheet date.

Outlook

Over the next twelve months we plan to continue the activities necessary to increase our resource base and to demonstrate the recoverability of our oils sands resources.  Subject to our financial resources, we will continue to pursue exploration programs on our permit and license lands.

The following is an overview of key activities planned in the next twelve months, although our plans are subject to change based on many factors, some of which are beyond our control:

—
we will continue our reservoir characterization efforts and continue to evaluate well data, perform petrophysical analyses, design and execute pertinent geophysical logging and perform advanced laboratory studies;

—
we are continuing the planning of additional exploration programs to further define the location, extent and quality of the potential bitumen resource in Axe Lake, Raven Ridge, Wallace Creek and Eagles Nest;

—
infrastructure remains a critical element for continued operations and we will continue to investigate various pipe line solutions for gas and liquids transport, different trajectories for permanent road access and possible solutions for the provision of power and we will design and start the execution of a base plan for all infrastructure needs;

—
efforts are also continuing on converting a portion of our Saskatchewan permits to lease pursuant to the Oil Shale Regulations, 1964, as amended, but the permits will not be converted to leases until a development plan, which will require an Environmental Impact Assessment, has been developed; and

—	we intend to maintain our asset base and core technical team in order to advance to the commercial development plan for our resource.

The Company is continuing to advance reservoir testing programs to evaluate the use of SAGD as a recovery method and determine the containment capabilities and extent of the glacial till layer over our reservoirs.  Under the COGEH guidelines, any evaluation of our contingent resource volumes and economics is limited to the use of recovery methods that are developed and verified by testing in our reservoir.  The Company engaged McDaniel to conduct its evaluation of our resources assuming the use of SAGD.  The McDaniel report summarizes the estimated volumes of contingent and prospective resources at Wallace Creek, Axe Lake, Raven Ridge and Eagles Nest. The remaining bitumen resources are categorized under COGEH as unrecoverable at this time.  At this time, only a portion of the contingent resources assigned by McDaniel have been sub-classified as economic.  The company anticipates that successful reservoir testing will result in a portion of the resources currently classified as sub-economic contingent and unrecoverable being reclassified as economic contingent resources.

Employees

As at June 30, 2010, the Company had 46 employees, including 1 seasonal field employee of OQI Sask. Additional employees will be added as activity levels dictate and field exploration and development activities increase.

Available Information

We maintain an internet website at www.oilsandsquest.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

We make available on or through our website annual, quarterly and periodic reports, proxy statements and other information that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended. Alternatively, you may read and copy any information we file with the SEC at the SEC's public reference room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information about the operation of the public reference room by calling 1-800-SEC-0330. You may also obtain this information from the SEC’s website, www.sec.gov. We also file this information with Canadian securities regulators and it is available at www.sedar.com.

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

Production from the oil sands continues to replace diminishing reserves of conventional crude oil in Western Canada. According to CAPP, oil sands production has grown four-fold since 1990 and, in 2007, exceeded 1.2 million barrels per day. Today, oil sands production accounts for 55 percent of total crude-production in western Canada. It is estimated that, by 2015, oil sands’ share of production will rise to three out of every four barrels. By 2015, CAPP estimates oil sands production will be 2.2 million barrels per day and, by 2025, 3.3 million barrels per day.

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

Oil sands deposits are located at a variety of depths. Economically recoverable oil sands that are located less than 200 feet deep can be recovered by open pit mining methods; those located deeper than 200 feet can be produced using in situ (or “in place”) methods of bitumen recovery.

Alberta has three major oil sands areas, each with a number of bitumen-bearing deposits: Athabasca, Cold Lake and Peace River. According to the Energy Resources Conservation Board (“ERCB”) of Alberta, an estimated 20 percent of the Province’s initial established reserves are mineable; the remainder are suitable only for in situ recovery methods. The Athabasca oil sands cover the largest area; this is also where the province’s mineable deposits are located. The ERCB also estimates that, in Alberta, the vast majority of lands thought to contain bitumen that could be recovered by either method are currently already leased.

In 2008 Alberta produced 230 million barrels of oil from the mineable oil sands and 213 million barrels from the in situ area; this is equivalent to 1.2 million barrels per day. In open pit mining operations, overburden is removed, oil sands ore is mined and bitumen is extracted from the mined material essentially using hot water processes. With in situ recovery, generally steam, water or other solvents are injected into the reservoir to reduce the viscosity of the bitumen, which allows it to flow to a vertical or horizontal wellbore.

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

Aside from primary production (including water injection), which has limited use in Cold Lake and Peace River areas, two main in situ methods are being used to commercially produce bitumen: cyclic steam stimulation (CSS) and steam-assisted gravity drainage (SAGD). In the Athabasca oil sands area, there are 10 operating in situ projects and another 41 in various stages of development. In the Cold Lake area, 8 in situ projects are operating and 8 more are in various stages of development. The Peace River area has 2 operating in situ projects and another 3 in various stages of development. The term upgrading is given to a process that converts bitumen and heavy crude oil into synthetic crude oil. Alberta’s first crude bitumen upgrader is located in Edmonton; two more are operating in the Athabasca region. Three upgraders are currently under construction in the Athabasca region and another ten are in various stages of development.

In CAPP’s most recent forecast they state "given signs of the beginning of economic recovery, oil sands producers are proceeding with a more balanced pace of development.  Producers have returned many projects back to active development but remain mindful to establish a more controlled cost environment as they remain cautious with their estimates for future oil prices."

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

Corehole, core test well, Stratigraphic test well, or Exploration Stratigraphic test well
A drilling effort, geologically directed, to obtain information pertaining to a specific geologic condition. Ordinarily, such wells are drilled without the intention of being completed for hydrocarbon production. They include wells for the purpose of core tests and all types of expendable holes related to hydrocarbon exploration.

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

Degrees API	A scale defining hydrocarbon density, determined by the American Petroleum Institute ("API"); the lower the number, the higher the viscosity (see “viscosity”). Water has a API of 10○.

Diluent	Lighter viscosity petroleum products that are used to dilute bitumen for transportation in pipelines.

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

In situ
In its original place; in position. When referring to oil sands, in situ recovery refers to various methods used to recover deeply buried bitumen deposits, including steam injection, solvent injection and firefloods.

Kerogen	The hydrocarbon content of oil shale. Kerogen is also known as shale oil.

Lease	An agreement granting to the lessee rights to explore, develop and exploit a property.

McMurray/Dina	The McMurray formation is a stratigraphical unit of Cretaceous age in the Western Canadian Sedimentary Basin. The Saskatchewan equivalent is known as the Dina formation.

Oil sands	Sand and other rock materials containing bitumen; the crude bitumen contained in those sands and other rock materials. Bitumen is immobile at the initial reservoir conditions.

Oil sands deposit	A natural reservoir containing or appearing to contain an accumulation of oil sands separated or appearing to be separated from any other accumulation.

Oil shale	A geologic formation consisting of shale which contains hydrocarbons.

Overburden
Thickness of material above an occurrence of bitumen. The thickness of the overburden determines the method of bitumen recovery (mining or in situ techniques). Overburden could consist of layers of sand, gravel and shale; in many places overburden underlies muskeg which is a water-soaked layer of decaying plant material one to three metres (three to ten feet) thick. Muskeg supports the growth of shallow-root trees.

Permeability	Ability of a porous rock to transmit fluid through its pore spaces. A rock may be highly porous and yet impermeable if it has no interconnecting pore network (communication).

Porosity	The proportion of a rock's total volume occupied by voids between mineral grains.

Reservoir	Porous, permeable sedimentary rock structure or trap containing oil and/or gas. A reservoir can contain more than one pool (accumulation of oil or gas).

SAGD	Steam assisted gravity drainage is an example of an in situ process used to recover bitumen from oil sand located too deep to be profitably mined.

Upgrading	The process that converts bitumen or heavy crude oil into a product with a lower density and viscosity.

Viscosity
A measure of the resistance of a liquid to flow. The viscosity of petroleum products is commonly expressed in terms of the time required for a specific volume of the liquid to flow through an orifice of a specific size.  As the temperature of a fluid increases its viscosity decrease and therefore it flows more easily.

Working interest	The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and to share in the production.

Item 1A.  RISK FACTORS

Our business activities, and the oil and gas industry in general, are subject to a variety of risks. If any of the following risk factors should occur, our profitability, financial condition or liquidity could be materially impacted. As a result, holders of our securities could lose part or all of their investment in Oilsands Quest Inc.

RISKS RELATED TO OUR BUSINESS

Government Regulations and Retention of  Permits, Leases and Licenses

The business of resource exploration and development is subject to substantial regulation under Canadian provincial and federal laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil sands bitumen and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil sands exploration and development operations could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations, environmental regulations and government incentive programs related to the permits in Saskatchewan, oil sands exploration licenses in Saskatchewan, the permits in Alberta and the Eagles Nest Prospect and the oil sands industry generally, will not be changed in a manner which may adversely affect our progress and cause delays, or cause the inability to explore and develop, resulting in the abandonment of these interests.

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

On June 21, 2010 we received approval for the second of the possible three one-year extensions.  While we expect that an application for a potential third extension would be granted, approval requires that certain conditions are met and that the Company is in compliance with the governing regulations.  Currently, the Company is working with the regulators to assess an issue relating to the re-abandonment of early exploration coreholes.   It is possible that the outcome of such assessment could result in cancellation of the permits if the Company does not comply with the governing regulations.   Further, if the Company cannot remediate these coreholes to industry standards, our ability to commercially develop the Axe Lake reservoir may be limited.

Certain First Nations and Métis people have treaty and aboriginal rights, and claim aboriginal title, in relation to our permit and lease lands in Alberta and Saskatchewan and other lands that are potentially affected by our activities.   The Governments of Canada, Alberta and Saskatchewan have a duty to consult with those aboriginal people in relation to actions and decisions which may impact those rights and claims and, in certain cases, have a duty to accommodate their concerns.  These duties have the potential to adversely affect our ability to obtain permits, leases, licenses and other approvals, or the terms of those approvals, which could adversely impact our progress and ability to explore and develop.

Abandonment and Reclamation Obligations

We are responsible for compliance with terms and conditions of environmental and regulatory approvals and all laws and regulations regarding the abandonment of a project and reclamation of its lands at the end of its economic life, which abandonment and reclamation costs may be substantial. A breach of such approvals, legislation and/or regulations may result in the issuance of remedial orders, the suspension of approvals, the seizure of posted security or the imposition of fines and penalties, including an order for cessation of operations at the site until satisfactory remedies are made. All delineation wells are abandoned and reclaimed immediately and these costs are included with our exploration costs incurred. Our estimated abandonment and reclamation costs could change as the reclamation requirements will be a function of regulations in place at the time. Revisions to estimated asset retirement obligations can result from changes in retirement cost estimates and changes in the estimated timing of abandonment. In the future, we may determine it prudent or be required by applicable regulatory approvals, laws or regulations to establish and fund one or more reclamation funds to provide for payment of future abandonment and reclamation costs.

We record the fair value of a liability for an asset retirement obligation when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The legal obligation to perform the asset retirement activity is unconditional even though uncertainty may exist about the timing and/or method of settlement that may be beyond the Company’s control. This uncertainty about the timing and/or method of settlement is factored into the measurement of the liability when sufficient information exists to reasonably estimate the fair value. The amount of asset retirement obligation recorded reflects the expected costs, taking into account the probability of particular scenarios. The difference between the upper end of the range of these assumptions and the lower end of the range can be significant, and consequently changes in these assumptions could have a material effect on the fair value of asset retirement obligations and future losses in a period of change.

If the Company is unable to reabandon the early exploration coreholes to industry regulation standards, it could result in the cancellation of permits or limit our ability to develop the reservoir.

If we fail to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, the price of our common shares may be affected

We are required to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002 and related regulations. Any material weakness in our internal control over financial reporting that needs to be addressed, disclosure of management’s assessment of our internal control over financial reporting, or disclosure of our public accounting firm’s report on internal control over financial reporting that reports a material weakness in our internal control over financial reporting may reduce the price of our common shares.

The restatement of our consolidated financial statements may result in litigation and government enforcement actions

We have restated our consolidated financial statements and other financial information for the years ended April 30, 2008 and 2007 and the interim periods from July 31, 2008 through January 31, 2009 primarily with respect to the accounting treatment of our August 2006 acquisition of a non-controlling interest (35.92%) of OQI Sask which together with our 64.08% interest resulted in a 100% interest in OQI Sask.  We have also restated our consolidated financial statements and other financial information for the interim period ended July 31, 2009 with respect to accounting for stock-based compensation.  The restatement of our prior financial statements may expose us to risks associated with litigation, regulatory proceedings and government enforcement actions, including the risk that the SEC may disagree with the manner in which we have accounted for and reported the financial impact of the restatement which could result in the Company having to further restate its prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

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

Due to our history of operating losses, we are uncertain that we will be able to maintain sufficient cash to accomplish our business objectives

The consolidated financial statements have been prepared assuming that we will continue as a going concern. During the fiscal years ended April 30, 2010 and 2009 we suffered net losses of $64 million and $89 million, respectively. At April 30, 2010, there was stockholders’ equity and working capital of $399 million and $17 million, respectively. There is no assurance that we can generate net income, generate revenues or successfully explore and exploit our properties.

Significant amounts of capital will be required to explore the permit lands in Saskatchewan and Alberta, oil sands exploration licenses in Saskatchewan and the Eagles Nest area. The only source of future funding presently available to us is through the sale of additional equity capital and borrowing funds or selling a portion of our interest in our assets. There is no assurance that any additional equity capital or borrowings required will be obtainable on terms acceptable to us, if at all. Failure to obtain such additional financing could result in delays or indefinite postponement of further exploration and development of our projects. Equity financing, if available, may result in substantial dilution to existing stockholders. Our financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we become unsuccessful in implementing these plans.

The impact of disruptions in the global financial and capital markets on our ability to obtain financing

The market events and conditions that transpired in 2008 and 2009, including disruptions in the international credit markets and other financial systems and the deterioration of global economic conditions, have, among other things, caused significant volatility in commodity prices.  These events and conditions caused a loss of confidence in the broader U.S. and global credit and financial markets and resulted in the collapse of, and government intervention in, numerous major banks, financial institutions and insurers, and created a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Notwithstanding various actions by governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions caused the broader credit markets to further deteriorate and stock markets to decline substantially.  These factors have negatively impacted enterprise valuations and have impacted the performance of the global economy.  Although credit markets, equity markets, commodity markets and the United States and global economies have somewhat stabilized (and in some instances experienced substantial recoveries), some prominent government officials, economists and market commentators have expressed concerns regarding the durability of the recovery over the near and medium term, particularly as the fiscal stimulus that was utilized by the world's governments to combat the global financial crises is withdrawn over time in the coming months and years.

Although we expect to meet our near term liquidity needs with our working capital on hand, we will continue to need further funding to achieve our business objectives. In the past, the issuance of equity securities has been the major source of capital and liquidity for us. The recent conditions in the global financial and capital markets have limited the availability of this funding. If the disruptions in the global financial and capital markets continue, debt or equity financing may not be available to us on acceptable terms, if at all. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.  Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses.

Status and Stage of Reservoir Test Program

The reservoir test program is currently at the early stages of its planned implementation schedule. There is a risk that the program will not be completed on time or on budget or at all. Additionally, there is a risk that the program may have delays, interruption of operations or increased costs due to many factors, including, without limitation: breakdown or failure of equipment or processes; construction performance falling below expected levels of output or efficiency; design errors; challenges to, or inability to access in a timely or economic fashion; contractor or operator errors; non-performance by third-party contractors; labour disputes, disruptions or declines in productivity; increases in materials or labour costs; inability to attract sufficient numbers of workers; delays in obtaining, or conditions imposed by, regulatory approvals; changes in program scope; violation of permit requirements; disruption in the supply of energy; transportation accidents, disruption or delays in availability of transportation services or adverse weather conditions affecting transportation; unforeseen site surface or subsurface conditions; and catastrophic events such as fires, earthquakes, storms or explosions.

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

Location of Discovery Areas

With the exception of Eagles Nest, all of Oilsands Quest’s prospective areas are located east of what has to date been considered the established bitumen resources that are exploitable by in situ production techniques in the Athabasca oil sands area.   Similar to some other bitumen accumulations within the eastern portion of Alberta, the Axe Lake, Raven Ridge and portions of the Wallace Creek areas lack a distinct overlying shale formation. The absence of this may preclude the use of certain high-pressure in situ recovery methods, but the quality of the reservoirs and high bitumen saturations present at the Axe Lake Raven Ridge and Wallace Creek areas provide the potential for extraction using a number of recovery methods, including SAGD.  However, there can be no assurances that any such recovery method will be successful in enabling us to recover significant volumes of bitumen from our reservoirs.  See "-- Status and Stage of Reservoir Test Program".

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

Operational Hazards

Our exploration and development activities are subject to the customary hazards of operation in remote areas, such as fires, explosions, gaseous leaks, migration of harmful substances, blowouts and spills. A casualty occurrence might result in the loss of equipment or life, as well as injury, property damage or other liability. While we maintain limited insurance to cover current operations, our property and liability insurance may not be sufficient to cover any such casualty occurrences or disruptions. Equipment failures could result in damage to our facilities and liability to third parties against which we may not be able to fully insure or may elect not to insure because of high premium costs or for other reasons. Our operations could be interrupted by natural disasters or other events beyond our control. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on our business, our financial condition and results of our operations.

Competitive Risks

The Canadian and international petroleum industry is highly competitive in all aspects, including the exploration for, and the development of, new sources of supply, the acquisition of oil interests and the distribution and marketing of petroleum products.

The petroleum industry also competes with other industries in supplying energy, fuel and related products to consumers.  Some of these industries benefit from lighter regulation, lower taxes and subsidies.  In addition, certain of these industries are less capital intensive.

A number of competing companies are engaged in the oil sands business and are actively exploring for and delineating their resource bases. Some of our competitors have announced plans to begin production of synthetic crude oil, or to expand existing operations. If these plans are effected, they could materially increase the supply of synthetic crude oil and other competing crude oil products in the marketplace and adversely affect plans for development of our lands.

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

THE BUSINESS OF OIL SANDS EXPLORATION IS SUBJECT TO MANY RISKS

Nature of Oil Sands Exploration and Development

Oil sands exploration and development are very competitive and involve many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. As with any petroleum property, there can be no assurance that commercial deposits of bitumen will be produced from our permit lands in Saskatchewan and Alberta, oil sands exploration licenses in Saskatchewan, or the Eagles Nest Prospect. Furthermore, the marketability of any resource will be affected by numerous factors beyond our control. These factors include, but are not limited to, market fluctuations of prices, proximity and capacity of pipelines and processing equipment, equipment and labour availability and government regulations (including, without limitation, regulations relating to prices, taxes, royalties, land tenure, allowable production, importing and exporting of oil and gas and environmental protection). The extent of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

The viability of our business plan, business operations, and future operating results and financial condition are and will be exposed to fluctuating prices for oil, natural gas, oil products and chemicals

Prices of oil, natural gas, oil products and chemicals are affected by supply and demand, which can fluctuate significantly.  Factors that influence supply and demand include operational issues, natural disasters, weather, political instability, or conflicts, economic conditions and actions by major oil-exporting countries.  Price fluctuations can have a material effect on our ability to raise capital and fund our exploration activities, our potential future earnings, and our financial condition.  For example, in a low oil and gas price environment oil sands exploration and development may not be financially viable or profitable.  Prolonged periods of low oil and gas prices, or rising costs, could result in our exploration projects being delayed or cancelled, as well as the impairment of certain assets.

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

Our exploration activities and drilling programs are or will be subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, operational safety, toxic substances and other matters. Exploration and drilling is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities.  In addition, should there be changes to existing laws or regulations, our competitive position within the oil sands industry may be adversely affected, as many industry players have greater resources than we do.  The absence of a distinct overlying shale formation on portions of our leases may make it more difficult or costly to obtain regulatory approvals.  There is no assurance that regulatory approvals for development will be obtained at all or with conditions acceptable to us.

Third Party Liability and Environmental Liability

The Company’s operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damage. We could be liable for environmental damages caused by previous owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, and the payment of such liabilities could have a material adverse effect on our financial condition and results of operations. The release of harmful substances in the environment or other environmental damages caused by our activities could result in us losing our operating and environmental permits. We currently have a limited amount of insurance and, at such time as we commence additional operations, we expect to be able to obtain and maintain additional insurance coverage for our operations, including limited coverage for sudden environmental damages, but we do not believe that insurance coverage for environmental damage that occurs over time is available at a reasonable cost. Moreover, we do not believe that insurance coverage for the full potential liability that could be caused by environmental damage is available at a reasonable cost. Accordingly, we may be subject to liability or may lose substantial portions of our properties in the event of certain environmental damage. The Company could incur substantial costs to comply with environmental laws and regulations which could affect our ability to operate as planned.

Emissions Regulations

Development of our assets is expected to result in the emission of greenhouse gases ("GHGs") and other pollutants.

On April 26, 2007, the Government of Canada announced a Regulatory Framework for Air Emissions and Other Measures to Reduce Air Emissions, or the “Framework”, which outlined proposed new requirements governing the emission of GHGs and other industrial air pollutants, including sulphur oxides, volatile organic compounds, particulate matter and possibly additional sector-specific pollutants in accordance with the Notice. The Framework introduced further, but not full, detail on new GHG and industrial air pollutant limits and compliance mechanisms that will apply to various industrial sectors, including oil sands extraction, starting in 2010. The Framework proposed GHG emission-intensity reduction targets of six percent per year from 2007 to 2010, followed by annual reductions of two percent through 2015. On March 10, 2008, the Canadian Federal Government elaborated on the Framework with the release of its "Turning the Corner" policy document. It was contemplated that new regulations would take effect January 1, 2010. Draft regulations were expected to be available for public comment in the Fall of 2008 but have not yet been released, and it is not known when they will be released or implemented.

The proposed regulatory framework provides that existing oil sands facilities in operation by 2004 will be subject to an 18% emission intensity reduction requirement commencing in 2010, with 2% additional annual reductions thereafter until 2020. Facilities commissioned between 2004 to 2011 or facilities existing prior to 2004 which between 2004 and 2011 have had a major expansion resulting in an increase of 25% or more in physical capacity or which undergo a significant change to processes will be exempt from the 2010 emissions intensity reduction target of 18% but will have to report their emissions each year.  After their third year of operation they will be required to reduce their emissions intensity by 2% annually from a baseline emissions standard which is to be determined by reference to a sector-specific cleaner-fuel standard. For oil sands facilities, it is contemplated that there will be specific cleaner-fuel standards based on the use of natural gas for each of mining, in situ and upgrading. However, an incentive to deploy carbon capture and storage (CCS) has been included in the proposed regulatory framework. CCS is where carbon dioxide is separated from a facility’s process or exhaust gas emissions before they are emitted, transferred from the facility to a suitable storage location, and injected into deep underground geological formations and monitored to ensure they do not escape into the atmosphere. If a facility commissioned between 2004 and 2011 is built such that it is able or ready to undertake CCS, then it will be exempt from the cleaner-fuel standard until 2018 and it will only be required to reduce its emission-intensity by 2% per year from its actual emissions. In situ oil sands projects and oil sands upgraders built after 2011 must have their GHG emissions profiles by 2018 equivalent to that of facilities employing CCS technology. The proposed regulatory framework further encourages widespread use of CCS by 2018 by crediting emitters that make use of CCS technology for investments in pre-certified CCS projects up to 100% of their regulatory obligations through 2017.

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

On January 30, 2010, the Government of Canada submitted to the United Nations Framework on Climate Change a non-legally binding commitment under the Copenhagen Accord to reduce Canada’s emissions of GHGs by 17% from 2005 emission levels.  This is a significant change from previous international commitments of a 20% reduction in emissions from 2006 levels by 2020.  The Government of Canada signaled that a new proposed national emission reduction target is to be met.  It is not known whether the previously announced proposed regulatory Framework will proceed or be replaced with a new regulatory framework.  We believe that it is reasonably likely that new federal legislation requiring emissions reductions similar to the Framework will be enacted in Canada around the same time as similar legislation is enacted in the United States.  We also believe that such federal legislation could have a material effect on the development of our assets.

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

On December 1, 2009, the Government of Saskatchewan re-introduced in the Provincial Legislature Bill 126:  The Management and Reduction of Greenhouse Gases Act.  Bill 126 proposes a policy and regulatory framework for reducing GHG emissions in Saskatchewan.  The Bill proposes a new provincial target for a 20% reduction in GHG emissions from 2006 levels by 2020, which is consistent with proposed federal target and different than the 32% reduction previously proposed by the Government of Saskatchewan.   The specific GHG emission reduction requirements, and the industries required to meet those reductions, as well as details on the methods by which reductions may be achieved, are to be set by further regulations.

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

Proposed Export Restrictions

The Government of Canada previously announced that it will review and may restrict exports from Canada of bitumen and bitumen blend products to countries with less stringent GHG emissions limits than those which apply in Canada.  Any export restrictions imposed with respect to bitumen or bitumen blend products may restrict the markets in which the Company may sell its bitumen and bitumen blend products, which may result in the Company receiving a lower price for its production, if and when applicable.

Royalty Regime

Any development of our resource assets will be directly affected by the royalty regime applicable. The economic benefit of future capital expenditures for the project is, in many cases, dependent on a satisfactory fiscal regime (royalties and taxes). The Government of Saskatchewan receives royalties on production of oil, gas and other minerals from lands in which it owns the relevant mineral rights. The Government of Saskatchewan owns the relevant mineral rights on the OQI Saskatchewan lands. The current royalty regime relating to bitumen production in Saskatchewan provides for a royalty of 1% of gross bitumen revenue and is payable until the project has recovered specified allowed costs. Once such allowed costs are recovered, a net royalty of 20% of operating income is payable.

The Government of Alberta receives royalties on production of natural resources from lands in which it owns the mineral rights. On October 25, 2007, the Government of Alberta announced a new royalty regime. The new regime introduced new royalties for conventional oil, natural gas and bitumen that became effective January 1, 2009 and are linked to commodity prices and production levels and apply to both new and existing oil sands projects and conventional oil and gas activities.

Under the new regime, the Government of Alberta increased its royalty share from oil sands production by introducing price-sensitive formulas which are applied both before and after specified allowed costs have been recovered. The gross royalty starts at one percent of gross bitumen revenue and increased, for every dollar that world oil price, as reflected by the West Texas Intermediate (“WTI”) crude oil price, is above CDN$120 per barrel or higher. The net royalty on oil sands starts at 25 percent of net bitumen revenue and increases for every dollar the WTI crude oil price is above CDN$55 per barrel to 40 percent when the WTI crude oil price is CDN$120 per barrel or higher. Prior to the payout of specified allowed costs, including certain exploration and development costs, operating costs and a return allowance, the gross royalty is payable. Once such allowed costs have been recovered, a royalty of the greater of: (a) the gross royalty and (b) the net royalty is payable. The Government of Alberta has announced that it intends to review and, if necessary, revise current rules and enforcement procedures with a view to clearly defining what expenditures will qualify as specified allowed costs.

There can be no assurance that the Governments of Alberta or Saskatchewan or the Government of Canada will not adopt a new fiscal regime or otherwise modify the existing fiscal regime (royalties and taxes) governing oil sands producers in a manner that could materially affect the financial prospects and results of operations of oil sands developers and producers in Alberta and Saskatchewan.

Title Risks

Aboriginal peoples have claimed aboriginal title and rights to a substantial portion of western Canada, and both First Nations and Metis peoples have commenced and could in the future commence actions claiming, among other things, aboriginal title to our Alberta and Saskatchewan lands and other lands located in the vicinity of those lands.  First Nations and Metis peoples have also stated that governments have not complied with their constitutionally mandated duty to consult with and accommodate First Nations and Metis in relation to decisions that enabled us to acquire and that are required to enable us to develop our Saskatchewan and Alberta lands, and have commenced and could in the future commence actions asserting such claims.  Certain of these claims, if successful, could have a significant adverse effect on our ability to conduct our business, including impacting our ability to explore and develop by impacting our ability to obtain, retain or exercise rights under permits, leases, licenses and other approvals, and the terms of such approvals.

RISKS RELATING TO OUR COMMON STOCK

We have numerous outstanding options, warrants and commitments to issue shares, which may adversely affect the price of our common stock

As of June 30, 2010, we have reserved 43,914,641 shares of our common stock for issuance upon exercise of outstanding options under plans and warrants at prices as low as $0.72 per share. The Company has also reserved 1,388,567 shares of common stock to be issued on settlement of debt of a former subsidiary. Pursuant to the Reorganization Agreement with OQI Sask dated August 14, 2006, the Company is required to issue up to 75,736,173 shares of its common stock for all of the OQI Sask Exchangeable Shares (including warrants and options to acquire OQI Sask Exchangeable Shares) issued upon the closing (the “Reorganization”). As of June 30, 2010, 43,786,349 OQI Sask Exchangeable Shares have already been exchanged for shares of our common stock and up to an additional 31,949,824 OQI Sask Exchangeable Shares may be exchanged for common stock. Any sale into the public market of our common stock purchased privately at prices below the current market price could be expected to have a depressive effect on the market price of our common stock.

Future sales of our common stock may cause our stock price to decline

Our stock price may decline due to future sales of our shares or the perception that such sales may occur.   The Board of Directors of the Company has discretion to determine the issue price and the terms of issue of shares of our common stock.  Such future issuances may be dilutive to investors.  Holders of shares of common stock have no pre-emptive rights under our articles of incorporation to participate in any future offerings of securities.

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

Issuance of Preferred Stock and Our Anti-Takeover Provisions Could Delay or Prevent a Change in Control and May Adversely Affect our Common Stock

We are authorized to issue 10,000,000 shares of preferred stock which may be issued in series from time to time with such designations, rights, preferences and limitations as our Board of Directors may determine by resolution. The rights of the holders of our common stock will be subject to and may be adversely affected by the rights of the holders of any of our preferred stock that may be issued in the future. Issuance of a new series of preferred stock, or providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire, or discourage a third party from acquiring our outstanding shares of common stock. On October 30, 2006, the Company’s shareholders approved staggered terms for the Board of Directors, which could make removal of the Board of Directors more difficult for a third party. The Class A directors will serve until the annual meeting in 2012, the Class B directors until the annual meeting in 2011, and the Class C directors until the annual meeting in 2010, or each until their successors are duly elected or appointed or until their earlier death, resignation or removal. Each term for directors is three years. In addition to a staggered board, our Board of Directors adopted a stockholders rights plan in March 2006 and reserved 250,000 shares of Series A Junior Participating Preferred Stock. This stockholders rights plan could have the effect of discouraging, delaying or preventing an acquisition.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES AND STATEMENT OF OIL AND GAS INFORMATION

Pursuant to NI 51-101 the Company is required to include 100% of the oil and gas interests owned by OQI Sask and Township in  the Company’s oil and gas disclosure. No information is provided in respect of reserves attributable to the Company as no reserves have been attributed to any of the Company’s properties to date and, accordingly, the Company has no production or related future net revenue.

Oil and Gas Properties and Wells

Oilsands Quest holds permits, license and lease rights for oil sands exploration and development to 551,566 acres of land in Saskatchewan and Alberta, Canada.   We also hold 489,730 acres of oil shale rights in Saskatchewan.  The oil shale rights are subject to a sale agreement as more fully described in note 3 to the financial statements.

R15
R14
R13
R12
R11W4
T102
T101
T100
British Columbia
Alberta
Saskatchewan
Fort McMurray
Edmonton
Calgary
Saskatoon
Regina
Vancouver
Victoria
Contiguous Lands (As at May 17, 2010)
955
Base Camp
ALBERTA
SASKATCHEWAN
OILSANDS QUEST
PS00223
PS00225
PS00224
PS00226
PS00222
P8000 SHP00001
Hudson Bay
PS00238
PS00237
T47
T45
T43
R7
R5
R3
R1W2

Saskatchewan, Canada Oil Sands Rights

Oil Sands Permits and Licenses

Block	Description	OQI Working Interest	Gross/Net Acres	Permit Date (2)	Term
Oil Sands Permits
PS00205	Township 92, Ranges 22, 23, 24, 25 (partial), West of the 3rd Meridian	100%	84,942	Jun 1/04	5 yrs
PS00206	Township 93, Ranges 22, 23, 24, 25 (partial), West of the 3rd Meridian	100%	81,108	Jun 1/04	5 yrs
PS00208(1)	Township 94, Ranges 22, 23, 24, 25 (partial), West of the 3rd Meridian	100%	81,012	Jun 1/04	5 yrs
PS00210(1)	Township 95, Ranges 22, 23, 24, 25 (partial), West of the 3rd Meridian	100%	79,620	Jun 1/04	5 yrs
PS00212	Township 96, Ranges 22, 23, 24, 25 (partial), West of the 3rd Meridian	100%	79,592	Jun 1/04	5 yrs
Oil Sands Licenses
OSL00001	Township 91, Ranges 21 (partial), 22 (partial), West of the 3rd Meridian	100%	23,040	Aug 13/07	5 yrs
OSL00002	Township 90, Ranges 23 (partial), 24 (partial), 25 (partial), West of the 3rd Meridian	100%	23,040	Aug 13/07	5 yrs
OSL00003	Township 91, Range 23, West of the 3rd Meridian	100%	23,040	Aug 13/07	5 yrs
OSL00005	Township 90, Range 26 (partial), West of the 3rd Meridian	100%	21,120	Aug 13/07	5 yrs
OSL00006	Township 91, Range 25 (partial), West of the 3rd Meridian	100%	19,680	Aug 13/07	5 yrs
Total			516,194
(1)	The Axe Lake area covers a portion of these permits – see details below under “Axe Lake Area”
(2)	The Company applied for and received the second of three one-year extensions of the permits as allowed under the regulation to May 31, 2011.

Oil Sands Permits

The permits were granted by the Province of Saskatchewan in 2004 under the Oil Shale Regulations, 1964 as amended, revised or substituted from time to time, for a term of five years. The permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease, pursuant to these regulations has been granted. The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, as required. The Saskatchewan permit lands comprise an area totalling 406,274 acres.

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

Axe Lake Area

The Axe Lake area is a notional area identified by the Company and located in an area of approximately 72 sections (72 square miles) located in Townships 94 and 95, Ranges 24 and 25 West of the 3rd Meridian. As a result of the winter 2007/2008 program the Axe Lake area now covers approximately 65 sections (65 square miles) of Permits PS00208 and PS00210 (100% Oilsands Quest) located in the north half of Township 94 and the south half of Township 95, Ranges 24 and 25 West of the 3rd Meridian.

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

Oil Sands Permits

Raven Ridge Area

During the year ended April 30, 2007, the Company acquired four oil sands permits totaling 67,053 acres in a public offering of Crown Oil Sands. The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements which requires the drilling of at least one delineation core test well per section over the permit term. Permits are granted for a five-year primary term and require annual rental payments of $1.40 ($1.42 CDN) per acre. Following the evaluation of the 2007/2008 Exploration program, we announced a discovery in the Raven Ridge area. The area of the resource estimate within the Raven Ridge covers approximately ten sections located within Townships 93 and 94, Range 1W4 in Alberta, directly to the east of Axe Lake area.

Wallace Creek Prospect

On January 23, 2008, the Company acquired two oil sands permits totalling 45,546 acres in a public offering of Crown Oil Sands Rights. The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements which requires the drilling of at least one delineation core test well per section over the permit term. Permits are granted for a five-year primary term and require annual rental payments of $1.40 ($1.42 CDN) per acre.

Oil Sands Lease

Eagles Nest

Township acquired Alberta Oil Sands Lease No. 7405080355, the “Eagles Nest”, in an Alberta Crown Sale. The lease was granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The lease provides the exclusive right to drill for, win, work and recover together with the right to remove oil sands from the lease lands for a term of 15 years and for so long after that term as the lease is permitted to continue under the Mines and Minerals Act, Alberta. The annual lease rental payable to the Province of Alberta for Eagles Nest is $38,886 ($32,256 CDN) per year. The Company has paid the required annual lease rentals to maintain the lease in good standing.

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

On January 15, 2010, OQI entered into an agreement to sell all of its oil shale properties to Canshale for consideration of CDN $1 million (US $0.9 million) in cash and 8,000,000 common shares of Canshale,  The Canshale Transaction is conditional upon Canshale raising a minimum of CDN $12.5 million (US $ 11.7 million) in cash through a common share financing.  Under the terms of the agreement, the Company has the right to terminate the agreement if Canshale does not complete its financing by June 30, 2010.  On July 6, 2010 for an extension incentive of an additional 2,000,000 common shares of Canshale Corp., the Company and Canshale amended the agreement to extend the deadline for Canshale to complete its financing to July 30, 2010.  Upon consummation of the Canshale Transaction, the Company will retain an ownership interest of up to 20% of Canshale's outstanding common shares.  The Company does not intend to proceed with the Canshale Transaction unless Canshale is fully capitalized to execute an effective exploration program in respect of the oil shale assets.

Oil and Gas Wells

The Company is an exploration and development company active in the non-conventional areas of oil sands and oil shales, exploring for commercial quantities of bitumen and kerogen. The following table sets forth the number of exploration and development wells which the Company drilled on April 30, 2010. All of the Company’s wells are located onshore, in the provinces of Saskatchewan and Alberta, Canada.

	2009/ 2010		Drilled to Date (Nov.22/05 to April 30/10)
	Wells Drilled		Wells Drilled	Sections Drilled	Wells per Section
Axe Lake Exploration	16		320	78	4.1
Axe Lake Development/Reservoir Test	4		23	n/a	n/a
Axe Lake Groundwater Monitoring	3		19	n/a	n/a
Saskatchewan Exploration (outside Axe Lake)	0		35	28	1.30
Raven Ridge Exploration	0		48	23	2.1
Wallace Creek Exploration		9	0	0	1.0
Eagles Nest Exploration	0		0	0	0.0
Total	32		457	138	3.3

For a complete description of our most important current and likely exploration and development activities, see Part 1, Item 1. “Description of Business — Activities to Date” and “Outlook”.

Properties with No Attributed Reserves

The Company’s lands described in Part I, Item 2. “Oil and Gas Properties and Wells” and “Oil and Gas Wells” have no proved or producing reserves. The Company received the second of three possible one-year extensions on its Saskatchewan oil sands permits on June 21, 2010.  We intend to seek an additional extension in 2011 and to covert these permits to lease in 2012.

Forward Contracts

There are no hedging contracts in place.

Information Concerning Abandonment and Reclamation Costs

All delineation wells are abandoned and reclaimed immediately and these costs are included with our exploration costs incurred. As at April 30, 2010, we estimate the total undiscounted inflation – adjusted amount required to settle the asset retirement obligations in respect of the Company’s wells and facilities is approximately $35 million. This estimate includes the costs to re-abandon a number of coreholes at Axe Lake from the Company's early exploration corehole  programs. This estimate also includes the costs to reclaim the air strip, camp site, access roads and reservoir test sites which are being brought into income over a period of 5 to 30 years. The initial measurement of an asset retirement obligation is recorded as a liability at its fair value, with an offsetting asset retirement cost recorded as an increase to property and equipment or exploration expense. This estimate could change as the reclamation requirements will be a function of regulatory regulations in place at the time.

Tax Horizon

No income taxes will be payable until a revenue-generating project has been identified and completed. No project has been identified at this time and no taxes will be payable in the near future.

Costs Incurred

Costs incurred by the Company on its properties during the year ended April 30, 2010 are summarized as follows (in $US, in thousands):

Property acquisition costs	$140
Exploration costs	$48,682
Development costs	—
Total	$48,822

Production

Effective April 30, 2010, we did not have any production or production revenue on any of our properties.

Item 3.  LEGAL PROCEEDINGS

On February 24, 2010, a derivative action entitled Make a Difference Foundation Inc. v. Hopkins, et al., Case No.  10-CV-00408, was filed in United States District Court for the District of Colorado by plaintiff  Make a Difference Foundation, Inc.  The derivative action names the following individual defendants:  Christopher H. Hopkins, T. Murray Wilson, Ronald Blakely, Paul Ching, Brian MacNeill, Ronald Phillips, John Read, Gordon Tallman, Pamela Wallin, Thomas Milne and W. Scott Thompson.  In addition, the Company is named as a nominal defendant.  Plaintiff asserts, among other things, claims for waste and breaches of the fiduciary duty of loyalty and good faith by the defendants stemming from the Company's approval of the proposed sale of the Company's Pasquia Hills assets to Canshale Corp.  The plaintiff seeks unspecified damages on behalf of the Company, restitution on behalf of the Company, and reasonable costs and expenses including counsel fees and experts' fees.   The Company believes the claims are wholly without merit and filed a motion to dismiss the Complaint on May 18, 2010.  Plaintiffs have indicated that they will respond to the motion to dismiss by filing an opposition or an amended complaint by July 15, 2010.

Item 4.  (REMOVED AND RESERVED)

None.

PART II

Item 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock commenced trading on the NYSE Amex LLC (“NYSE Amex”) on August 24, 2006 under the symbol BQI.  The following table sets forth the high and low sales prices of the Company’s common stock for each quarterly period during the last two fiscal years as reported by the NYSE Amex.

	Fiscal Quarter	High Sales Price	Low Sales Price
Fiscal Year End April 30, 2010	4th Quarter (2/1/10 — 4/30/10)	$0.99	$0.66
	3rd Quarter (11/1/09 — 1/31/10)	$1.28	$0.81
	2nd Quarter (8/1/09 — 10/31/09)	$1.69	$0.85
	1st Quarter (5/1/09 — 7/31/09)	$1.30	$0.75
Fiscal Year End April 30, 2009	4th Quarter (2/1/09 — 4/30/09)	$1.35	$0.63
	3rd Quarter (11/1/08 — 1/31/09)	$1.77	$0.59
	2nd Quarter (8/1/08 — 10/31/08)	$4.85	$1.01
	1st Quarter (5/1/08 — 7/31/08)	$6.95	$3.99

The closing sales price of the common stock as reported on June 30, 2010 was $0.61 per share.

Holders

As of June 30, 2010, there were 209 holders of record of the Company’s common stock. This does not include persons who hold our common stock in brokerage accounts and otherwise in “street name.”

Dividends

The Company did not declare or pay cash or other dividends on its common stock during the past three fiscal years. Payment of dividends by the Company will depend upon the Company’s financial condition, results of operations, capital requirements and such other factors as the Board of Directors of the Company may deem relevant.

Equity Compensation Plan Information

The following table sets forth information as of April 30, 2010 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	23,733,560	(1)	$3.25	3,937,000	(3)
Equity Compensation Plans Not Approved by Stockholders	0	(2)	$0.0	1,200,000
TOTAL	23,733,560	(1)(2)	$3.25	5,137,000
____________

(1)	Includes: options to acquire 23,733,560 shares of common stock under the Company’s 2006 Stock Option Plan.

(2)
All outstanding options to acquire shares of common stock under the Company’s 2005b Stock Option Plan were exercised during the year ended April 30, 2008. The Company does not intend to issue any more securities under this plan.

(3)
The aggregate number of securities issuable under the 2006 Stock Option Plan is the lesser of: (A) 15% of the total outstanding shares of the Company’s common stock, or (B) 30,000,000. As of April 30, 2010, the number of securities available for issuance under the 2006 Stock Option Plan is 3,937,000 (calculated as 30,000,000 maximum less 36,284,000 granted, less 44,000 bonus shares issued plus 10,265,000 forfeited).

Performance Graphs

The following line graph compares cumulative total stockholder returns for the five years ended April 30, 2010 for (i) our common stock, (ii) the Standard & Poor’s 500 Stock Index and (iii) the Amex Oil Index. The graph assumes an investment of $100 on April 30, 2005. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

Five Year Performance History
1800%
1600%
1400%
1200%
1000%
800%
600%
400%
200%
0%
2005
2006
2007
2008
2009
2010
Year ended April 30th
Oilsands Quest Inc
S&P 500 Index
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

Item 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and notes thereto contained in Item 8. “Financial Statements and Supplementary Data” of this report. The selected financial data have been derived from our audited consolidated financial statements and are subject to certain reclassifications to make prior years conform to current year presentation. The historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended
(in thousands, except per share amounts)	April 30, 2010	April 30, 2009	April 30, 2008	April 30, 2007	April 30, 2006
Summary of Operations
Loss from continuing operations (1)	$68,551	$106,146	$126,758	$90,794	$55,540
Net loss from discontinued operations	$5,760	$835	$42	$14	$-
Net loss	$64,481	$89,134	$92,747	$86,193	$52,641
Net loss from continuing operations per common share	$0.19	$0.34	$0.41	$0.50	$0.64
Loss from discontinued operations per common share	$0.02	$-	$-	$-	$-
Net loss attributable to common stockholders	$0.21	$0.34	$0.41	$0.50	$0.64
Total Assets	$484,094	$435,184	$510,119	$438,217	$47,238
Long Term Obligations	$6,663	$5,382	$8,183	$3,075	$-
Balance Sheet Data
Cash and cash equivalents	$18,642	$6,986	$26,498	$32,394	$16,127
Short-term investments	$-	$25,209	$19,812	$2,000	$6,000
Working capital	$16,635	$26,393	$34,226	$5,819	$3,838
Stockholders’ equity	$398,715	$357,096	$399,768	$295,156	$17,537
____________

(1)	Defined as loss before income taxes and discontinued operations

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis presents management’s perspective of our business, financial condition and overall performance. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis relates to the following topics:

—	Overview of Business

—	Overview of 2010 Results and Outlook

—	Liquidity and Capital Resources

—	Changes in Financial Condition and Results of Operations

—	Share Capital

—	Critical Accounting Policies

—	Contractual Cash Obligations

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

Oilsands Quest, together with its subsidiaries, is in the exploration and development stage and does not currently have any income from operating activities. For a more detailed discussion of our business See Part 1, Item 1. “Description of Business”.

Overview of 2010 Results and Outlook

During the year ended April 30, 2010, the Company’s activities included an exploration drilling program of 9 holes on lands in the Wallace Creek area, 16 core holes across Axe lake reservoirs to improve the understanding of the overburden characteristics, a 40 km 2-D seismic program on the permits to the north and south of Axe Lake in Saskatchewan and the advancement of its pre-commercialization evaluation studies and reservoir test program on its Axe Lake discovery. We also expanded our environmental program consisting of monitoring and baseline assessment studies in anticipation of comprehensive Environmental Impact Assessment reports as part of the application for regulatory approval for development process in Alberta and Saskatchewan.

During the year ended April 30, 2010, we raised $38.8 million, net of issuance costs, through a private placement share issuance, a marketed public offering and proceeds of option exercises to fund these activities and future programs.

Operations Summary:

Exploration Program

In October 2009, we released an updated independent engineering estimate of contingent, discovered and undiscovered resources which were prepared in accordance with the standards set out in COGEH and NI 51-101. This resource estimate incorporates the results of our 53 well drilling program at Axe Lake in late 2008, and at Raven Ridge in early 2009 and updates the previous estimates provided in December 2008 which was based upon 330 wells drilled up to mid-2008.

We commenced an overburden characterization study in October 2009 and completed a 16 hole coring and logging program that yielded core material and advanced logging data (NMR, Dipole, sonic and standard suite geophysical logs) of the formation overlying the bitumen-bearing McMurray/Dina Formation. The cores have been analyzed by Weatherford laboratories and results show that the overburden is composed of clay-rich till, which is a dense, low permeability cap layer that demonstrates steam containment characteristics in laboratory and 3-D reservoir computer simulations.

Weatherford Laboratories conducted a High Temperature Caprock study on the samples provided.  To date 4 samples from the core holes 16-33-092-25W3M, 04-21-094-25W3M, 12-12-095-25W3M and 5-12-095-05W3M have been processed, and the laboratory work demonstrates that the permeabilities are lower than those indicated on the NMR logs, with a range of permeabilities from 0.1-0.002md at 20⁰C.  When the samples are subjected to temperatures of 200⁰C, a further decrease in permeability to the range of 0.04-0.002md is observed in the laboratory.

The core samples are also being correlated with previously drilled exploration core holes and with our extensive Axe Lake and Raven Ridge 3-D seismic data-sets to determine the extent and continuity of this layer across the various reservoirs on both sides of the Saskatchewan/Alberta border. Detailed evaluation of the continuity of the till layer using 3-D seismic is currently underway.  Based on the current data set it appears that the dense glacial till layer is present over a large majority of the potential commercial development area.

Generally the dense glacial till layer lies directly on top of the Oilsands reservoir zone, however in some areas there is several meters of top water between the Oilsands zone and the glacial till. The impact of these zones is being studied and the results will be incorporated into our commercial development plan.

In December 2009, we completed a 40 km 2-D seismic program on the permits to the north and south of Axe Lake in Saskatchewan which will further our geological knowledge of the deposits and has allowed us to meet work commitments required to extend the exploration permits until May 31, 2010.

In March 2010, we completed a 9 hole exploration drilling program in the western township corner of the Wallace Creek permits that are immediately adjacent to Cenovus’ Borealis project area. 4 of the wells drilled encountered significant quantities of bitumen with one well intercepting up to 26 meters of oil sand in the McMurray/Dina formation.

We are also continuing with the additional processing and interpretation of the 2,136 kilometres (1,327 miles) of 2-D and 3-D seismic data collected and initially processed in the 2007-2009 winter program. This interpretation is proving valuable in planning for the specific reservoir tests this year and in assessing the geological structures across our permits.

For a more detailed discussion on the Company’s exploration program and results, see Part I, Item 1. “Description of Business – Activities To Date” and Part I, Item 2. “Properties and Statement of Oil and Gas Information”.

Axe Lake Discovery — Reservoir Development Activities

At Test Site 1, we successfully commissioned the electrical, mechanical and boiler facilities and performed steam and water injection and tracer tests.  Inter-well communication was positively confirmed by measurement of substantial percentages of saline tracer at the producer wells. We have analyzed the results from the circulation and tracer tests and history matched the field results in the computer simulations. The next phase of testing, subject to regulatory approvals, will include the drilling of a new SAGD well pair in close proximity to the existing wells at Test Site 1 to build on our growing knowledge of the reservoir and cap rock characteristics and test the commercial viability of SAGD at Axe Lake. The addition of SAGD wells to our testing plan will enable us to build upon the testing we have done to date and will enable us to test a bitumen production technology (SAGD) that has been proven to be commercially viable in similar reservoirs in the Athabasca basin.

In October of 2009, we perforated the two vertical wells at Test Site 3, which are approximately 3.5 meters apart, and installed temporary water, heating and injection facilities. We commenced injecting cold water at low pressure and volume into the base of the McMurray/Dina formation on October 25, 2009 and established communication between the two wells.  Cold water circulation was maintained for 24 hours, following which heated water was circulated, resulting in the mobilization of bitumen in the reservoir.  On October 29, 2009, a small amount of naphtha was injected and bitumen recovery commenced on October 30, 2009. We continued to circulate hot water until November 5, 2009, at which time the test equipment was removed.

We have filed two key regulatory submissions to advance the development of our Axe Lake oil sands project. The first is a proposal to the SME for approval to produce up to 30,000 barrels per day of bitumen using SAGD technology. The second submission is for approval of a SAGD pilot to confirm the containment characteristics of the glacial till overlying the Axe Lake reservoir and to determine the operating parameters of a commercial SAGD  project.

Abandonment and Reclamation Costs

We are responsible for compliance with terms and conditions of environmental and regulatory approvals and all laws and regulations regarding the abandonment of a project and reclamation of its lands at the end of its economic life, which abandonment and reclamation costs may be substantial. A breach of such legislation and/or regulations may result in the issuance of remedial orders, the suspension of approvals, or the imposition of fines and penalties, including an order for cessation of operations at the site until satisfactory remedies are made. As at April 30, 2010, we estimate the total undiscounted inflation-adjusted amount required to settle the asset retirement obligations in respect of the Company’s wells and facilities is approximately $35 million. This estimate includes the cost to re-abandon a number of wells at Axe Lake from the Company's early exploration corehole well programs. During a review of our development plans and well licenses, we determined that a number of these wells were not abandoned to meet our thermal development requirements. We are also evaluating the wells that are located outside the potential commercial development area and have included a portion of these costs in the re-abandonment liability based on a 50% probability of performing the obligation over a 15 year period.  The abandonment and reclamation estimate also includes the costs to reclaim the air strip, camp site, access roads and reservoir test sites which are being brought into income over a period of 10 to 30 years. The initial measurement of an asset retirement obligation is recorded as a liability at its fair value, with an offsetting asset retirement cost recorded as an increase to property and equipment or exploration expense.

Currently, the Company is working with the regulators to assess an issue relating to the re-abandonment of early exploration coreholes.   It is possible that the outcome of such assessment could result in cancellation of the permits if the Company does not comply with the governing regulations.   Further, if the Company cannot remediate these coreholes to industry standards, our ability to commercially develop the Axe Lake reservoir may be limited.

Liquidity and Capital Resources

At April 30, 2010, the Company held cash and cash equivalents and short term investments totalling $18.6 million (April 30, 2009 - $32.2 million).

On May 12, 2009, the Company issued 35,075,000 units at a price of $0.85 per unit for gross proceeds of $29.8 million. The units were issued as part of a public offering and were comprised of a share of the common stock and one-half of a warrant to purchase a share of common stock.  The Company paid an aggregate of $1.5 million in fees to a syndicate of agents under the terms of the agency agreement and $1.2 million of legal fees and other expenses in relation to the offering, of which $0.7 million were incurred prior to May 1, 2009.

On December 23, 2009, the Company issued 9,714,300 shares of common stock at a price of $1.05 per share for gross proceeds of $10.2 million pursuant to a non-brokered private placement offering.

During the year ended April 30, 2010, the Company expended $51.6 million on operating activities and $1.8 million on property and equipment.

On May 10, 2010, the Company issued 10.5 million flow-through shares at $1.00 CDN ($0.995 USD) and 9.2 million common shares at $0.85 per share for gross proceeds of $18.6 million pursuant to a non-brokered private placement.

We believe that we have sufficient funds to maintain our interest in the existing properties and maintain other core activities over the next twelve months. If we accelerate commercial development at Axe Lake or any of our other prospects, our cash requirements will increase significantly.  Additional funding may also be required if our current planned activities are changed in scope or if actual costs differ from estimates of current plans. We believe the Company will have access to sufficient funding and sources of capital for its planned activities to April 30, 2011. Because we constantly and actively monitor our expenditure budgets, if sufficient funding is not available we can adjust our expenditure plans based on available cash. We plan to fund future operations by way of financing, including a public offering or private placement of equity or debt securities. Our development strategy also includes considering partners on a joint venture basis on our specific projects to fund the development of such projects in a timely and responsible manner. However, there is no assurance that debt or equity financing or joint venture partner arrangements will be available to us on acceptable terms, if at all, to meet these requirements.

 The Company has no revenues, and its operating results, profitability and the future rate of growth depend solely on management’s ability to successfully implement the business plans and on the ability to raise further funding.

The following discussion of liquidity and capital resources should be read in conjunction with the consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data”.

Changes in Financial Condition and Results of Operations

During the year ended April 30, 2010, the primary focus of the Company was on the commissioning of the facilities at Test Site 1, the implementation of an overburden characterization study to test the potential for the overburden to act as a cap rock for steam containment capacity within the reservoir and the filing of key regulatory submissions to advance the development of its Axe Lake oil sands project.

During the year ended April 30, 2009, the primary focus of the Company was on the engineering and construction of the testing facilities at Test Sites 1 and 3, the continued delineation of the Axe Lake and Raven Ridge discoveries and completing the acquisition of all the remaining rights of the external joint venture partners to the Triple 7 Joint Venture Agreement.

During the year ended April 30, 2008, the primary focus of the Company was the delineation of the Axe Lake discovery, exploring the Saskatchewan and Alberta permit lands, raising exploration funds, completing the acquisition of an outstanding $0.07 per barrel royalty obligation on the Saskatchewan permit lands, completing the acquisition of all the rights of one of the three external joint venture partners to the Triple 7 Joint Venture Agreement (which encumbered the Eagles Nest Prospect), the acquisition of five oil sands exploration licenses in Saskatchewan, the acquisition of two oil sands exploration permits in Alberta, and the continuation of pre-commercialization studies on our Axe Lake discovery.

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

Net loss

Year ended April 30, 2010 as compared to year ended April 30, 2009. The Company experienced a net loss of $64.5 million or $0.21 per share for the year ended April 30, 2010 as compared to a net loss of $89.1 million or $0.34 per share for the year ended April 30, 2009. The decline in the net loss in the current year as compared to the prior year is due to the reduction in exploration activity, a reduction in stock-based compensation expense and a foreign exchange gain resulting from holding Canadian funds with an appreciation of the Canadian dollar versus the U.S. dollar which were offset by increased asset retirement obligations due to the re-abandonment liability identified during the current year. The Company expects to continue to incur operating losses and will continue to be dependent on additional equity or debt sales and/or property joint ventures to fund its activities in the future.

Year ended April 30, 2009 as compared to year ended April 30, 2008. The Company experienced a net loss of $89.1 million or $0.34 per share for the year ended April 30, 2009 as compared to a net loss of $92.7 million or $0.41 per share for the year ended April 30, 2008.

Net loss from continuing operations

Year ended April 30, 2010 as compared to year ended April 30, 2009. The Company experienced a net loss from continuing operations of $58.7 million or $0.19 per share for the year ended April 30, 2010 as compared to a net loss from continuing operations of $88.3 million or $0.34 per share for the year ended April 30, 2009.  The decline in the net loss from continuing operations in the current year as compared to the prior year is due to the reduction in exploration activity, a reduction in stock-based compensation expense and a foreign exchange gain resulting from holding Canadian funds with an appreciation of the Canadian dollar versus the U.S. dollar which were offset by increased asset retirement obligations due to the re-abandonment liability identified during the current year.

Year ended April 30, 2009 as compared to year ended April 30, 2008. The Company experienced a net loss from continuing operations of $88.3 million or $0.34 per share for the year ended April 30, 2009 as compared to a net loss from continuing operations of $92.7 million or $0.41per share for the year ended April 30, 2008.

Net loss from discontinued operations

Year ended April 30, 2010 as compared to year ended April 30, 2009. The Company experienced a net loss from discontinued operations of $5.8 million or $0.02 per share for the year ended April 30, 2010 as compared to a net loss of $0.8 million or $nil per share for the year ended April 30, 2009. The activities related to the oil shale program have been reported as discontinued operations in the consolidated statement of income following the announcement of the sale of the Pasquia Hills assets in January 2010.

The net loss of $5.8 million for the year ended April 30, 2010 includes the exploration costs incurred in relation to the oil shale activities for the period and an allowance for impairment of $6.4 million ($4.7 million after tax) expected from the disposal of the assets.

Year ended April 30, 2009 as compared to year ended April 30, 2008. The Company experienced a net loss from discontinued operations of $0.8 million or $nil per share for the year ended April 30, 2009 as compared to a net loss from discontinued operations of $0.04 million or $nil per share for the year ended April 30, 2008. The activities related to the oil shale program have been reported as discontinued operations in the consolidated statement of income following the announcement of the sale of the Pasquia Hills assets in January 2010.

Exploration costs

Year ended April 30, 2010 as compared to year ended April 30, 2009. Exploration costs for the year ended April 30, 2010 were $48.7 million (2009 — $70.8 million). Exploration costs in the current year relate to drilling, seismic, environmental, engineering and construction costs associated with Test Sites 1 and 3 on our Saskatchewan and Alberta permits. Exploration costs also include $13.8 million of additional asset retirement obligations identified during the current year in relation to the re-abandonment of a certain number of wells. The Operations Summary above provides a summary of the exploration activities conducted in the year ended April 30, 2010.

Year ended April 30, 2009 as compared to year ended April 30, 2008. Exploration costs for the year ended April 30, 2009 were $70.8 million (2008 — $96.4 million). Exploration incurred in the year ended April 30, 2009 relate to drilling, seismic, environmental, engineering and construction costs associated with Test Sites 1 and 3 on our Saskatchewan and Alberta permits. Approximately $27.5 million was spent on drilling engineering and construction costs on Test 1 and 3 programs and the balance of costs relates to exploration and related environmental monitoring activity of which approximately 65% was spent in Saskatchewan and 35% was spent in Alberta. Our desire to decrease our expenditures in response to the then current conditions in the global and financial markets is the main reason for the decrease from 2008 to 2009.

General and administrative

Corporate

Year ended April 30, 2010 as compared to year ended April 30, 2009. General and administrative expenses settled with cash for the year ended April 30, 2010 were $17.0 million (2009 — $12.6 million).  General and administrative expenses in the year ended April 30, 2010 consist of salaries ($9.4 million), legal and other professional fees ($2.6 million) and general office costs ($5.0 million). Increases in costs in the current fiscal year as compared to the prior year are mainly associated with severance payments.

At April 30, 2010, there were 46 employees. At April 30, 2009, there were 45 employees, including 8 seasonal field employees. The increase in salaries and wages during the year ended April 30, 2010 occurred as result of severances paid during the quarters ended July 31, 2009 and January 31, 2010.

Year ended April 30, 2009 as compared to year ended April 30, 2008. General and administrative expenses settled with cash increased from $11.4 million in 2008 to $12.6 million in 2009. Expenditures for the year ended April 30, 2009 consist of salaries ($5.7 million), legal and other professional fees ($2.7 million) and general office costs ($4.2 million). Expenditures for the year ended April 30, 2008 consist of salaries ($5.6 million), legal and other professional fees ($2.8 million) and general office costs ($3.0 million). Increases in costs in the year ended April 30, 2009 as compared to the prior year are mainly associated with the cost of assembling the executive, professional and technical team required to execute the Company’s plans.

Stock-based compensation

Year ended April 30, 2010 as compared to year ended April 30, 2009. Stock-based compensation for the year ended April 30, 2010 was $5.6 million (2009 — $17.5 million). Stock-based compensation expense for the year ended April 30, 2010 consists of stock-based compensation related to the issuance of options to directors, officers and employees. The decrease during the year ended April 30, 2010 compared to the prior year is the result of 6.9 million options forfeited due to a reduction in the number of employees that was greater than the anticipated forfeiture rate. As at April 30, 2010, the Company has unrecognized stock-based compensation costs of $1.7 million related to unvested options which will be recognized in future periods as the options vest. The average fair value of the stock options using either the Black-Scholes valuation model or the trinomial valuation model that were issued during the year ended April 30, 2010 was $0.43 (2009 - $1.93).

Year ended April 30, 2009 as compared to year ended April 30, 2008. Stock-based compensation expense for the year ended April 30, 2009 of $17.5 million (2008 — $20.8 million) consists of stock-based consideration related to the issuance of options to directors, officers, employees and consultants and to bonus shares issued to employees. As at April 30, 2009, the Company had unrecognized stock-based compensation costs of $11.4 million related to unvested options which will be recognized in future periods as the options vest. The decrease in stock based compensation during the year ended April 30, 2009 occurred as a result of the resignation of an officer. The Company modified the terms of unvested awards that would have otherwise been forfeited which resulted in a reversal of cumulative compensation costs on the awards and  immediate expensing of the modification-date fair value of the modified awards for a net reversal of $2 million. Stock-based compensation is a non-cash expense. The average value of the stock options using the Black-Scholes valuation model issued during the year ended April 30, 2009 was $1.93 (2008 - $3.69). The year over year decline in the average value of stock options is due to the decline in the market value of the Company’s stock.

Foreign exchange gain (loss)

Year ended April 30, 2010 as compared to year ended April 30, 2009.  Foreign exchange gain of $5.1 million (2009 — loss of $4.8 million) resulted primarily from holding Canadian dollar cash and cash equivalents funds in the parent company with a US dollar functional currency when the value of the Canadian dollar increased compared to the U.S. dollar.

Year ended April 30, 2009 as compared to year ended April 30, 2008. Foreign exchange loss of $4.8 million (2008 — gain of  $0.4 million) resulted primarily from holding Canadian dollar cash in the parent company with a US dollar functional currency when the value of the Canadian dollar declined compared to the U.S. dollar.

Depreciation and accretion

Year ended April 30, 2010 as compared to year ended April 30, 2009. Depreciation and accretion expense of $2.5 million (2009 — $1.6 million) relates to camp facilities, equipment and corporate assets which are being depreciated over their useful lives of three to five years. Accretion expense relates to the asset retirement obligation recognized on the airstrip, camp site, access road, and the reservoir test sites which are being brought into income over a period of 10 to 30 years. The change from the year ended April 30 2009 to the year ended April 30, 2010 relates to the increase in assets held during the period.  Additions to the property and equipment for the year ended April 30, 2010 totalled $1.8 million.

Year ended April 30, 2009 as compared to year ended April 30, 2008. Depreciation and accretion expense of $1.6 million (2008 — $1.1 million) relates to camp facilities, equipment and corporate assets. Accretion expense relates to the asset retirement obligation recognized on the airstrip, camp site, access road, and the reservoir test sites which are being brought into income over a period of 10 to 30 years.

Interest income

Year ended April 30, 2010 as compared to year ended April 30, 2009. Interest income for the year ended April 30, 2010 amounted to $0.1 million (2009 — $1.1 million). Interest income is earned because the Company pre-funds its activities and the resulting cash and cash equivalents on hand which is invested in short-term deposits. The decrease in interest income this current year as compared to the prior year reflects the decrease in short term investments and the decrease in market interest rates over the intervening year.

Year ended April 30, 2009 as compared to year ended April 30, 2008. Interest income of $1.1 million (2008 — $2.5 million) was recognized in fiscal 2009 because the Company had pre-funded its 2009 exploration and reservoir testing programs resulting in cash on hand which was invested in short-term deposits. The decrease in interest income is due to significant reductions in interest rates.

Income tax benefit

Year ended April 30, 2010 as compared to year ended April 30, 2009. The deferred income tax benefit for year ended April 30, 2010 was $9.8 million (2009 — $17.8 million). The decrease in the deferred tax benefit for the year ended April 30, 2010 compared to the prior year is mainly due to a reduction in exploration costs incurred. The deferred tax benefit otherwise reported is reduced by the impact of flow through expenditures. The net impact for the year ended April 30, 2010 was a reduction of the deferred tax benefit in the amount of $3.5 million (2008 — $4.7 million). The Company has generated deferred tax benefits by expensing all exploration costs for accounting purposes while capitalizing these costs for income tax purposes.  This results in a higher tax basis for the Company's property and equipment when compared to their carrying value.  The deferred tax liability reported on the balance sheet is mainly related to the book value of property which will not be deductible for tax purposes and is related primarily to the Company’s 2006 acquisition of the minority interest in OQI Sask. Note 7 to the Financial Statements provides a complete reconciliation of the income tax benefit reported to the amount that would be expected from applying the combined Canadian federal and provincial statutory income tax rate of 27%.

Year ended April 30, 2009 as compared to year ended April 30, 2008. The deferred income tax benefit of $17.8 million (2008 — $34.1 million) relates to the tax benefit that is generated by expensing all exploration costs. This results in a higher tax basis for the Company’s capital assets when compared to their carrying value. The deferred tax benefit otherwise reported is reduced by the impact of flow through expenditures: the deferred tax benefit of which flows through to subscribers. Drawdown of the flow through share premium liability decreases the benefit. The net impact for the year was a reduction of the deferred tax benefit in the amount of $4.7 million (2008 — $6.2 million).

Share Capital

At June 30, 2010, the Company had 312,496,101 shares of common stock issued and outstanding, 26,377,141 options to acquire shares of common stock, and 17,537,500 shares of common stock issuable pursuant to warrants outstanding. The options have a weighted average exercise price of $3.23 per share and the warrants have an exercise price of $1.10 per share.

At June 30, 2010, OQI’s diluted shares of common stock outstanding was 312,496,101 shares issued and outstanding plus 26,377,141 options, plus 17,537,500 warrants, plus Exchangeable Shares and options to acquire exchangeable shares which can be exchanged into 31,949,824 shares, plus 1,388,567 shares reserved for settlement with creditors of a former subsidiary).

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

A detailed summary of all of the Company’s significant accountings policies and the estimates derived therefrom is included in Note 2 to the Consolidated Financial Statements for the year ended April 30, 2010. While all of the significant accounting policies are important to the Company’s consolidated financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

—	Properties and equipment;

—	Income taxes;

—	Stock-based compensation; and

—	Foreign currency translation.

—	Asset retirement obligations

Properties and equipment

Property represents the capitalized costs of acquisition of natural resource properties, principally the rights to explore for oil sands deposits in the provinces of Alberta and Saskatchewan, Canada. At April 30, 2010, the rights to the oil shale deposits in the province of Saskatchewan, Canada are included in assets held for sale.

The Company follows the successful efforts method of accounting for its in situ oil sands and oil shale exploration activities. Under the successful efforts method, acquisition costs of proved and unproved properties are capitalized. Costs of unproved properties are transferred to proved properties when proved reserves are confirmed. Exploration costs, including geological and geophysical costs, are expensed as incurred. Exploratory drilling costs are initially capitalized. If it is determined that a specific well does not contain proved reserves, the related capitalized exploratory drilling costs are charged to expense. To date all exploration costs have been expensed.

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

Significant undeveloped properties are assessed periodically for impairment individually, based on the Company’s current exploration plans. If an impairment is indicated, a valuation allowance is provided.

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

Income taxes

The Company files United States federal and Canadian federal and provincial tax returns.  Deferred federal and provincial income taxes are provided on temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.  The Company recognizes a tax benefit from an uncertain position when it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position and will record the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with a taxing authority.

Stock-based compensation

The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s financial statements over the requisite service period. The Company estimates the fair value of stock options using the Black-Scholes valuation model. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life, the expected price volatility of the Company’s common stock and forfeiture.  For the Company’s performance options containing market conditions, fair value is estimated using the Hull-White Trinomial model.  This model also contains highly subjective assumptions, including expected price volatility of the Company’s common stock, forfeiture, employee exit rate and suboptimal exercise factor.  The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock. The Company’s share-based payments take the form of stock options granted to employees and non-employees all of which are equity classified.

Asset retirement obligations

An asset retirement obligation associated with the retirement of a tangible long-lived asset is recognized as a liability in the period incurred, with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the asset retirement cost, is depreciated over the useful life of the asset. The asset retirement obligation is recorded at its estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligation discounted at the Company’s credit-adjusted risk-free interest rate. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. If the estimated future cost of the asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the long-lived asset. Revisions to estimated asset retirement obligations can result from changes in retirement cost estimates and changes in the estimated timing of abandonment. The initial measurement of an asset retirement obligation is recorded as a liability at its fair value, with an offsetting asset retirement cost recorded as an increase to property and equipment or exploration expense. The capitalized asset retirement cost is amortized on the same basis as the remaining property and equipment, while the liability is increased as an accretion expense until it is settled or sold.

The Company records the fair value of a liability for an asset retirement obligation when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The legal obligation to perform the asset retirement activity is unconditional even though uncertainty may exist about the timing and/or method of settlement that may be beyond the Company’s control. This uncertainty about the timing and/or method of settlement is factored into the measurement of the liability when sufficient information exists to reasonably estimate the fair value. The amount of asset retirement obligation recorded reflects the expected costs, taking into account the probability of particular scenarios. The difference between the upper end of the range of these assumptions and the lower end of the range can be significant, and consequently changes in these assumptions could have a material effect on the fair value of asset retirement obligations and future losses in a period of change.

Contractual Cash Obligations

The following summarizes our contractual cash obligations and commercial commitments at April 30, 2010 and the effect such obligations are expected to have on liquidity and cash flows in future periods. Included in the table below are purchase obligations under which we have contractual obligations for payments in specific years.

	Payments Due by Period (in thousands)
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (a)	$6,663	$1,951	$2,081	$1,679	$952

The Company is subject to flow-through share commitments, annual lease rentals, minimum exploration expenditures and work commitments related to its exploration permits, licenses and lease assets. These required expenditures have not been included in the above schedule. For details of these required expenditures see notes 5 and 11 to the Consolidated Financial Statements.
____________

(a)	See Note 16 to the Consolidated Financial Statements, “Contingencies and Commitments”.

Recent accounting pronouncements

The following new accounting standards were adopted by the Company during the year ended April 30, 2010.

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

The Company adopted a new fair-value-measurement standard as of May 1, 2008. The standard defines fair value, establishes a framework for measuring fair value under existing accounting pronouncements that require fair-value measurements and expands fair-value-measurement disclosures.  The Company elected to implement the standard with the one-year deferral permitted for nonfinancial assets and nonfinancial liabilities, except those nonfinancial items recognized or disclosed at fair value on a recurring basis (at least annually). The deferral period ended on January 1, 2009. Accordingly, the Company applies the fair-value framework to nonfinancial assets and nonfinancial liabilities initially measured at fair value, such as assets and liabilities acquired in a business combination, impaired long-lived assets (asset groups), intangible assets and goodwill, and initial recognition of asset retirement obligations and exit or disposal costs.

Effective May 1, 2009, the Company adopted the authoritative guidance issued by FASB on the disclosures about derivative instruments and hedging activities. This guidance amends and expands the disclosure requirements for derivative instruments and hedging activities. The new guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The guidance encourages, but does not require, comparative disclosure for earlier periods at initial adoption. The adoption of the guidance did not have any impact on the Company’s consolidated financial statements.

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

Effective May 1, 2009, the Company adopted the authoritative guidance issued by FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. This guidance also establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling (minority) interests in an acquiree and any goodwill acquired in a business combination or gain recognized from a bargain purchase. Effective May 1, 2009, the Company also adopted the authoritative guidance on the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies which establishes a model to account for certain pre-acquisition contingencies. Under this guidance, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined, the recognition criteria prescribed by the guidance on accounting for contingencies should be followed. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued an update to the Fair Value Topic of the Codification. The FASB issued the update because some entities have expressed concern that there may be a lack of observable market information to measure the fair value of a liability. The guidance is effective for the first reporting period beginning after August 28, 2009, with earlier application permitted. The guidance provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In such circumstances, the topic specifies that a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance. Examples of the alternative valuation methods include using a present value technique or a market approach, which is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The guidance also states that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  We adopted the guidance effective October 31, 2009, and the adoption did not have a significant impact on our consolidated financial statements.

The following new accounting standards have been issued, but have not yet been adopted by the Company as of April 30, 2010.

In January 2010, the FASB issued an update to the Fair Value Topic, which enhances the usefulness of fair value measurements. The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements.

The topic amends the disclosures about fair value measurements in the Fair Value Topic as follows:

-
Entities must disclose the amounts of, and reasons for, significant transfers between Level 1 and Level 2, as well as those into and out of Level 3, of the fair value hierarchy. Transfers into a level must be disclosed separately from transfers out of the level. Entities are required to judge the significance of transfers based on earnings and total assets or liabilities or, when changes in fair value are recognized in other comprehensive income, on total equity;

-
Entities must also disclose and consistently follow their policy for when to recognize transfers into and out of the levels, which might be, for example, on the date of the event resulting in the transfer or at the beginning or end of the reporting period;

-
Entities must separately present gross information about purchases, sales, issuances, and settlements in the reconciliation disclosure of Level 3 measurements, which are measurements requiring the use of significant unobservable inputs;

-
For Level 2 and Level 3 measurements, an entity must disclose information about inputs and valuation techniques used in both recurring and nonrecurring fair value measurements. If a valuation technique changes, for example, from a market approach to an income approach, an entity must disclose the change and the reason for it. The amendments include implementation guidance on disclosures of valuation techniques and inputs; and

-
Fair value measurement disclosures must be presented by class of assets and liabilities. Identifying appropriate classes requires judgment, and will often require the disaggregation of assets or liabilities included within a line item on the financial statements. An entity must determine the appropriate classes requiring disclosure based on the nature and risks of the assets and liabilities, their classification in the fair value hierarchy, and the level of disaggregated information required by other U.S. GAAP for specific assets and liabilities, such as derivatives.

The amended guidance does not include the sensitivity disclosures, as had been proposed.

The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the potential loss arising from changes in market rates and prices. We are exposed to the impact of market fluctuations associated with the following:

Interest Rate Risk

We consider our exposure to interest rate risk to be immaterial.  Interest rate exposures relate entirely to our investment portfolio, as we do not have short-term or long-term debt. Our investment objectives are focused on preservation of principal and liquidity. We manage our exposure to market risks by limiting investments to high quality bank issuers at overnight rates, or government securities of the United States or Canadian federal governments such as Guaranteed Investment Certificates or Treasury Bills.  We do not hold any of these investments for trading purposes.  We do not expect any material loss from cash equivalents and therefore we believe our interest rate exposure on invested funds is not material.

Foreign Exchange Risk

Our exposure to foreign exchange risk is primarily related to fluctuations between the Canadian dollar and the U.S. dollar.  We are exposed to foreign exchange fluctuations when we translate our Canadian operating results into U.S. dollars for reporting purposes.  These fluctuations can affect the comparability between quarters and year-to-year.  As at April 30, 2010, we had not entered into any market risk sensitive instruments relating to our foreign currency exchange risk.

Commodity Risk

Oil and natural gas prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. These factors include the level of global demand for petroleum products, international supply of oil and gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both international and domestic. We cannot predict future oil and gas prices with any degree of certainty. Sustained weakness in oil and gas prices may adversely affect our ability to obtain capital to fund our activities and could in the future require a reduction in the carrying value of our oil and gas properties. Similarly, an improvement in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. As at April 30, 2010, we had not entered into any market risk sensitive instruments relating to oil and natural gas.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Supplementary Data following the signature page of this Annual Report on Form 10-K.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.  CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of April 30, 2010, management has conducted, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2010, our disclosure controls and procedures were effective.

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

Management has conducted, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2010 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in  Internal Control — Integrated Framework.  Based on this assessment, management concluded that as of April 30, 2010, the Company’s internal control over financial reporting was effective.

KPMG LLP, our independent registered public accounting firm that audited the financial statements included in the annual report containing the disclosure required by this Item, has performed an audit of internal control over financial reporting.  Their report is included in this annual report on Form 10-K.

Remediation of Material Weakness

As reported in our Form 10-K for the fiscal year ended April 30, 2009, we determined that we did not maintain effective processes and controls over the accounting for and reporting of complex and non-routine transactions. Specifically, we did not have sufficient appropriate level of technical knowledge, experience and training in the accounting for asset acquisitions, stock-based compensation, and deferred income taxes. We concluded that this control deficiency constituted a material weakness in our internal control over financial reporting. Throughout the year we have designed and implemented new internal control procedures to remediate the controls over our accounting and reporting of complex and non-routine transactions. We consulted with an independent accounting firm on accounting and reporting of selected complex and non-routine transactions and obtained written analysis of the accounting options available to us.  We amended our period end close procedures to include access to independent consultation on technical accounting treatment with respect to highly complex transactions. We also revisited the overall structure of the accounting department, reconsidered processes and procedures in light of changes in the department and implemented additional management and oversight controls to review key transactions. These changes were implemented gradually during the year and we believe we have taken the steps necessary to remediate this material weakness relating to the accounting for and reporting of complex and non-routine transactions as of April 30, 2010.

Item 9B.  Other Information

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 pertaining to directors and corporate governance will be set forth in our definitive proxy statement relating to our 2010 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days of the Company’s fiscal year end of April 30, 2010 and is incorporated herein by reference.

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

PART IV

Item 15.

EXHIBITS

3.1	Articles of Incorporation.(1),(4),(6),(11), (16)

3.2	Bylaws.(17)

4.1	2005b Stock Option Plan.(2)

4.2	2006 Stock Option Plan.(13)

4.3	Rights Agreement, dated as of March 9, 2006, between the Company and Computershare Investor Services, Inc., as Rights Agent.(5)

4.4	Warrant indenture between Oilsands Quest Inc. and Computershare Trust Company of Canada dated December 5, 2007.(14)

4.5	Form of Warrant, dated December 12, 2005.(3)

4.6	Warrant Indenture dated May 12, 2009.(20)

4.7	Form of Registration Rights Agreement between the Company and certain investors, dated December 22, 2009.(22)

10.1	Financing Agreement with Oilsands Quest Sask, Inc., dated November 25, 2005.(3)

10.2	Subscription Agreement with Dynamic Power Hedge Fund, dated December 12, 2005.(3)

10.3	Executive Employment Agreement (Amended and Restated) with T. Murray Wilson, dated September 22, 2006 and as amended effective August 1, 2007.(13)

10.4	Reorganization Agreement, dated June 9, 2006.(7)

10.5	Voting Exchange and Trust Agreement dated August 14, 2006.(8)

10.6	Exchangeable Share Provisions.(8)

10.7	Support Agreement dated August 14, 2006.(8)

10.8	Executive Employment Agreement with Christopher Hopkins dated August 14, 2006.(8)

10.9	Form of Indemnity Agreement.(9)

10.10	Subscription Agreement for Flow-Through Shares, dated March 6, 2007.(13)

10.11	Amending Agreement to Subscription Agreement for Flow-Through Shares, dated May 3, 2007.(13)

10.12	Subscription Agreement between the Company and Subscribers, dated May 3, 2007.(13)

10.13	Underwriting Agreement.(15)

10.14	Consulting Services Agreement with Karim Hirji.(18)

10.15	Executive Employment Agreement with Garth Wong.(21)

10.16	Agency Agreement dated April 30, 2009.(19)

10.17	Form of Subscription Agreement between certain investors and the Company, dated December 16, 2009 and December 21, 2009.(22)

10.18	Transition Agreement between the Company and Christopher Hopkins, dated January 13, 2010.(23)

23.1	Consent of KPMG LLP, filed herewith.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
____________

(1)	Incorporated by reference from Form 10-SB, filed October 14, 1999; and Form 8-K, filed November 29, 2004.
(2)	Incorporated by reference from Form SB-2 dated December 29, 2005.
(3)	Incorporated by reference from Form 10-QSB dated March 22, 2006.
(4)	Incorporated by reference from Form 10-QSB dated December 14, 2005.
(5)	Incorporated by reference from Form 8-A dated March 13, 2006.
(6)	Incorporated by reference from Form 8-K dated March 13, 2006.
(7)	Incorporated by reference from Form 8-K dated June 14, 2006.
(8)	Incorporated by reference from Form 8-K dated August 17, 2006.
(9)	Incorporated by reference herein from Form 10-QSB filed March 15, 2007
(10)	Incorporated by reference herein from Form 8-K dated October 12, 2006.
(11)	Incorporated by reference herein from Form 10-QSB filed December 15, 2006.
(12)	Incorporated by reference herein from Form 8-K filed August 21, 2006.
(13)	Incorporated by reference herein from Form 10-KSB filed July 30, 2007.
(14)	Incorporated by reference herein from Form 8-K filed December 5, 2007.
(15)	Incorporated by reference herein from Form 10-K filed November 23, 2007.
(16)	Incorporated by reference herein from Form 8-K filed October 21, 2008.
(17)	Incorporated by reference herein from 10-K filed June 21, 2008.
(18)	Incorporated by reference herein from 10-Q filed March 12, 2009.
(19)	Incorporated by reference herein from Form 8-K filed May 1, 2009.
(20)	Incorporated by reference herein from Form 8-A filed May 12, 2009.
(21)	Incorporated by reference herein from Form 10-K filed July 30, 2009.
(22)	Incorporated by reference herein from Amendment No. 4 to Form S-1 filed January 22, 2010.
(23)	Incorporated by reference herein from Form 8-K filed January 22, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OILSANDS QUEST INC.

Date: July [•], 2010	By:	/s/ T. Murray Wilson
T. Murray Wilson, President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: July [•], 2010	By:	/s/ Garth Wong
Garth Wong, Chief Financial Officer (Principal Accounting Officer)

 Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Ronald Blakely	Director	July [•], 2010
Ronald Blakely

/s/ Paul Ching	Director	July [•], 2010
Paul Ching

/s/ Christopher H. Hopkins	Director	July [•], 2010
Christopher H. Hopkins

/s/ Brian MacNeill	Director	July [•], 2010
Brian MacNeill

/s/ Ronald Phillips	Director	July [•], 2010
Ronald Phillips

/s/ John Read	Director	July [•], 2010
John Read

/s/ Gordon Tallman	Director	July [•], 2010
Gordon Tallman

/s/ Pamela Wallin	Director	July [•], 2010
Pamela Wallin

/s/ T. Murray Wilson	President, Chief Executive Officer and Chairman	July [•], 2010
T. Murray Wilson

OILSANDS QUEST INC.
YEAR ENDED APRIL 30, 2010
CONSOLIDATED FINANCIAL STATEMENTS

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, April 30, 2010 and 2009

Consolidated Statements of Operations, Three Years Ended April 30, 2010 and Period from Inception on April 3, 1998 to April 30, 2010

Consolidated Statements of Stockholders’ Equity, Three Years Ended April 30, 2010 and Period from Inception on April 3, 1998 to April 30, 2010

Consolidated Statements of Comprehensive Loss, Three Years Ended April 30, 2010 and Period from Inception on April 3, 1998 to April 30, 2010

Consolidated Statements of Cash Flows, Three Years Ended April 30, 2010 and Period from Inception on April 3, 1998 to April 30, 2010

Notes to Consolidated Financial Statements

Supplemental Quarterly Information (Unaudited)

Supplemental Information on Oil and Gas Exploration and Producing Activities (Unaudited)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Oilsands Quest Inc.

We have audited the accompanying consolidated balance sheets of Oilsands Quest Inc. and subsidiaries (a development stage company) as of April 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, comprehensive loss and cash flows for each of the years in the three-year period ended April 30, 2010 and the information included in the cumulative from inception presentations for the period from May 1, 2007 to April 30, 2010 (not separately presented herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oilsands Quest Inc. and subsidiaries (a development stage company) as of April 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2010 and the information included in the cumulative from inception presentations for the period from May 1, 2007 to April 30, 2010 (not separately presented herein), in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 12, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Calgary, Canada

July 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Oilsands Quest Inc.

We have audited Oilsands Quest Inc.’s (the “Company”) (a development stage company) internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A of the April 30, 2010 Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oilsands Quest Inc. and subsidiaries (a development stage company) as of April 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, comprehensive loss and cash flows for each of the years in the three-year period ended April 30, 2010 and the information included in the cumulative from inception presentations for the period from May 1, 2007 to April 30, 2010 (not separately presented herein), and our report dated July 12, 2010 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Calgary, Canada
July 12, 2010

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Balance Sheets
(in thousands, except share data)

	April 30, 2010	April 30, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$18,642	$6,986
Accounts receivable	1,421	3,617
Short-term investments	-	25,209
Prepaid expenses	739	337
Available for sale equity securities	65	60
Total Current Assets	20,867	36,209

Property and Equipment (note 5)	458,168	398,975
Assets held for sale (note 3)	5,059	-
Total Assets	$484,094	$435,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (notes 15 and 16)	$1,606	$3,463
Accrued liabilities	2,626	5,604
Flow-through share premium liability	-	749
Total Current Liabilities	4,232	9,816

Deferred Taxes (note 7)	62,516	65,651
Asset Retirement Obligation (note 6)	17,485	2,621
Liabilities related to assets held for sale (note 3)	1,146	-

Stockholders’ Equity:
Capital Stock
Preferred Stock, par value of $0.001 each, 10,000,000 shares authorized, 1 Series B Preferred share outstanding (note 10)	-	-
Common Stock, par value of $0.001 each, 750,000,000 shares authorized, 292,491,188 and 241,559,549 shares outstanding at April 30, 2010 and April 30, 2009 respectively (note 11)	292	242
Additional Paid-in Capital	758,007	713,591
Deficit Accumulated During Development Stage	(395,196)	(330,715)
Accumulated Other Comprehensive Income (Loss)	35,612	(26,022)
Total Stockholders’ Equity	398,715	357,096
Total Liabilities and Stockholders’ Equity	$484,094	$435,184

Contingencies and commitments (note 16)
Subsequent events (notes 3, 5(a) and 17)

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Operations
(in thousands, except share data and per share amounts)

	For the Years Ended April 30,			From Inception on April 3, 1998 through to April 30, 2010
	2010	2009	2008
Expenses
Exploration	$48,682	$70,843	$96,362	$253,723
General and administrative
Corporate	16,979	12,567	11,386	58,820
Stock-based compensation (notes 9, 11 and 12)	5,584	17,481	20,847	146,827
Foreign exchange (gain) loss	(5,088)	4,780	(441)	(548)
Depreciation and accretion	2,528	1,564	1,073	5,532
	68,685	107,235	129,227	464,354
Other Items
Interest income	(134)	(1,089)	(2,469)	(6,432)
Loss before income tax	68,551	106,146	126,758	457,922
Deferred income tax benefit (note 7)	(9,830)	(17,847)	(34,053)	(61,680)
Net loss from continuing operations	58,721	88,299	92,705	396,242
Net loss from discontinued operations (note 3)	5,760	835	42	6,648
Net loss	64,481	89,134	92,747	402,890
Net loss attributable to non-controlling interest (note 8)	-	-	-	(7,694)
Net loss attributable to common stockholders	$64,481	$89,134	$92,747	$395,196

Net loss from continuing operations per share – Basic and Diluted	$0.19	$0.34	$0.41
Net loss from discontinued operations per share – Basic and Diluted	0.02	-	-
Net loss attributable to common stockholders per share – Basic and Diluted	$0.21	$0.34	$0.41
Weighted Average Number of Common Shares Outstanding (note 11)	305,327,827	261,510,084	227,054,265

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(in thousands, except shares)

					Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value

Balance, April 30, 2009	241,559,549	$242	1	$-	$713,591	$(26,022)	$(330,715)	$357,096
Common stock issued for:							-
Cash	44,789,313	45	-	-	39,969	-	-	40,014
Stock option exercises	964,769	-	-	-	782	-	-	782
Exchange of OQI Sask Exchangeable shares	5,177,557	5	-	-	(5)	-	-	-
Stock-based compensation cost	-	-		-	5,584	-	-	5,584
Share issue costs	-	-	-	-	(2,096)	-	-	(2,096)
Proceeds from exercise of OQI Sask options	-	-	-	-	182	-	-	182
Other comprehensive income
Foreign exchange gain on translation	-	-	-	-	-	61,634	-	61,634
Net loss	-	-	-	-	-	-	(64,481)	(64,481)
Balance April 30, 2010	292,491,188	$292	1	$-	$758,007	$35,612	$(395,196)	$398,715

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(in thousands, except shares)

	Common Stock		Preferred Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value

Balance, April 30, 2008	213,861,958	$214	1	$-	$604,403	$36,732	$(241,581)	$399,768
Common stock issued for:
Cash	23,784,917	24	-	-	91,215	-	-	91,239
Property (note 5(d))	640,000	1	-	-	3,718	-	-	3,719
Premium on flow-through shares	-	-	-	-	(1,803)	-	-	(1,803)
Stock option exercises	35,000	-	-	-	165	-	-	165
Exchange of OQI Sask Exchangeable shares	3,237,674	3	-	-	(3)	-	-	-
Stock-based compensation cost	-	-		-	17,481	-	-	17,481
Share issue costs	-	-	-	-	(3,108)	-	-	(3,108)
Proceeds from exercise of OQI Sask options	-	-	-	-	1,523	-	-	1,523
Other comprehensive income
Transfer of unrealized loss on available-for-sale equity securities	-	-	-	-	-	168	-	168
Foreign exchange loss on translation	-	-	-	-	-	(62,922)	-	(62,922)
Net loss	-	-	-	-	-	-	(89,134)	(89,134)
Balance April 30, 2009	241,559,549	$242	1	$-	$713,591	$(26,022)	$(330,715)	$357,096

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(in thousands, except shares)

	Common Stock		Preferred Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value

Balance, April 30, 2007	164,624,278	$165	1	$-	$440,460	$3,365	$(148,834)	$295,156
Common stock issued for:
Cash	31,314,166	31	-	-	128,224	-	-	128,255
Stock option exercises	1,456,250	2	-	-	3,821			3,823
Premium on flow-through shares	-	-	-	-	(4,379)	-	-	(4,379)
Warrant exercises	8,856,015	9			17,510			17,519
Property (notes 5(a) and (d))	750,000	-	-	-	3,292	-	-	3,292
Stock-based compensation	44,000	-	-	-	116	-	-	116
Exchange of OQI Sask Exchangeable shares	6,817,249	7	-	-	(7)	-	-	-
Stock-based compensation cost	-	-		-	20,847	-	-	20,847
Share issue costs	-	-	-	-	(7,079)	-	-	(7,079)
Proceeds from exercise of OQI Sask options and warrants	-	-	-	-	1,598	-	-	1,598
Other comprehensive income
Unrealized loss on available for sale equity securities	-	-	-	-	-	(142)	-	(142)
Foreign exchange gain on translation	-	-	-	-	-	33,509	-	33,509
Net loss	-	-	-	-	-	-	(92,747)	(92,747)
Balance April 30, 2008	213,861,958	$214	1	$-	$604,403	$36,732	$(241,581)	$399,768

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(in thousands, except shares)

	Common Stock		Perferred Stock
	Shares	Par Value	Shares	Par Value	Additonal Paid in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Non-Controlling Interest	Total Stockholders' Equity
Common stock issued at inception on April 3, 1998 for assets Common stock issued for:	6,000,000	$6	-	$-	$92	$-	$-	$-	$98
subscription	77,500	-	-	-	36	-	-	-	36
Property	17,406,604	17	-	-	5,805	-	-	-	5,822
Cash	49,254,199	50	-	-	99,243	-	-	-	99,293
Cashless Exercise of warrants and options	13,184,966	13	-	-	(13)	-	-	-	-
Services	17,973,611	18	-	-	10,836	-	-	-	10,854
Settlement of debt	32,490,383	33	-	-	28,294	-	-	-	28,327
Premium on flow-through shares	-	-	-	-	(2,535)	-	-	-	(2,535)
Preferred shares issued on reorganization (noted 10)	-	-	1	-	223,579	-	-	-	223,579
Exchange of OQI Sask Exchangeables	28,237,015	28	-	-	(28)	-	-	-	-
Share issue costs	-	-	-	-	(2,895)	-	-	-	(2,895)
Stock-based compensation cost	-	-	-	-	56,067	-	-	-	56,067
Proceeds from exercise of OQI Sask options and warrants	-	-	-	-	1,056	-	-	-	1,056
Beneficial convesion feature of Convertible debentures and warrants	-	-	-	-	20,923	-	-	-	20,923
Noncontrolling interest: Shares issued to noncontrolling interest	-	-	-	-	-	-	-	13	13
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	(7,694)	(7,694)
Increase in interest arising from share issuance by OQI Sask	-	-	-	-	-	-	-	24,433	24,433
Shares purchased from noncontrolling interest	-	-	-	-	-	-	-	(16,752)	(16,752)
Other comprehensive income:
Unrealized loss on available for sale equity securities	-	-	-	-	-	(26)	-	-	(26)
Foreign excahnge gain on translation	-	-	-	-	-	3,391	-	-	3,391
Net loss	-	-	-	-	-	-	(148,834)	-	(148,834)
Balance April 30, 2007	164,624,278	$165	1	$-	$440,460	3,365	$(148,834)	$-	$295,156

See Notes to Consolidated Financial Statement

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended April 30,			From Inception on April 3, 1998 through to April 30, 2010
	2010	2009	2008

Net loss	$64,481	$89,134	$92,747	$402,890
Unrealized loss on available for sale equity securities	-	-	142	168
Transfer of unrealized loss on available for sale equity securities to net loss	-	(168)	-	(168)
Exchange (gain) loss on translation	(61,634)	62,922	(33,509)	(35,612)
Comprehensive loss	$2,845	$151,888	$59,380	$367,278
Comprehensive loss attributable to non-controlling interest	-	-	-	(7,694)
Comprehensive loss attributable to common stockholders	$2,845	$151,888	$59,380	$359,584

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended April 30,			From Inception on April 3, 1998 Through to April 30, 2010
	2010	2009	2008

Operating Activities
Net loss	$(64,481)	$(89,134)	$(92,747)	$(402,890)
Non-cash adjustments to net loss
Stock-based compensation	5,584	17,481	20,847	146,827
Deferred income tax benefit	(11,961)	(18,156)	(34,069)	(64,139)
Depreciation and accretion	2,528	1,564	1,073	5,532
Asset retirement obligation expensed	13,618	1,068	-	14,686
Impairment of unproved properties	6,403	-	-	7,260
Other non-cash items	-	388	(82)	378
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	2,321	(600)	(2,341)	(1,016)
Accounts payable	(5,715)	(4,845)	10,915	8,414
Changes in non-cash working capital related to assets held for sale	(481)	84	-	(397)
Cash Used in Operating Activities	(52,184)	(92,150)	(96,404)	(285,345)
Investing Activities
Property and equipment expenditures	(1,781)	(7,418)	(14,621)	(81,195)
Short-term investment	25,209	(5,397)	(17,812)	-
Other investments	-	117	(248)	(548)
Cash Used in Investing Activities	23,428	(12,698)	(32,681)	(81,743)

Financing Activities
Issuance of shares for cash	38,702	88,297	142,518	366,263
Bank loan	-	-	(21,208)	-
Shares issued on exercise of subsidiary options and warrants	116	1,523	1,598	4,293
Shares issued by subsidiary to non-controlling interest (note 4(a))	-	-	-	7,664
Convertible debentures	-	-	-	8,384
Cash Provided by Financing Activities	38,818	89,820	122,908	386,604

Inflow of Cash and cash equivalents	10,062	(15,028)	(6,177)	19,516
Effects of exchange rate changes on cash	1,594	(4,484)	281	(874)
Cash and cash equivalents, Beginning of Year	6,986	26,498	32,394	-
Cash and cash equivalents, End of Year	$18,642	$6,986	$26,498	$18,642
Non-Cash Financing Activities
Common stock issued for properties	$-	$3,718	$3,293	$10,848
Warrants issued for properties	$-	$-	$-	$1,764
Common stock issued for services	$-	$-	$116	$10,505
Common stock issued for debt settlement	$-	$-	$-	$28,401

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

Oilsands Quest Inc. (“OQI”) together with its subsidiaries, (collectively the “Company”) is in the development stage and follows the guidance for a development stage company as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-10. The principal business activity is the acquisition, exploration and development of natural resource properties in Canada.

To date, the Company has not earned revenue from any of its natural resource properties, and none of its estimated resources have been classified as proved reserves. The Company expects that significant additional exploration and development activities will be necessary to establish proved reserves and to develop the infrastructure necessary to facilitate production, if any, from the estimated resources.

As at April 30, 2010, the Company has working capital of $16.6 million.  On May 10, 2010, the Company raised an additional $18.6 million by issuing 10.5 million flow-through shares at $1.00 CDN ($0.995 USD) and 9.2 million common shares at $0.85 per share. The Company believes that it has sufficient funds to maintain its interests in the existing properties and to maintain other core activities through April 2011. The Company monitors its expenditure budgets and adjusts its expenditure plans to conform to available funding. However, additional funding will be required to complete the exploration or development activities, or for changes in the nature or cost of the activities currently planned.

The Company plans to fund future exploration and development activities by way of financings such as a public offering or private placement of debt or equity securities. The Company’s development strategy may also include entering into partnerships with third parties on a joint venture basis. However, the Company cannot provide any assurance that debt or equity financing or joint venture partner arrangements will be available on acceptable terms, if at all, to meet future requirements.

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

These consolidated financial statements include the accounts of OQI and all of its wholly-owned Canadian subsidiaries (directly and indirectly) including Oilsands Quest Sask Inc. (“OQI Sask”), Township Petroleum Corporation (“Township”), Western Petrochemicals Corporation, 1291329 Alberta Limited, Oilsands Quest Technology Inc. and Stripper Energy Services, Inc. (“Stripper”).

All inter-company transactions and balances have been eliminated.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

b)	Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant items subject to such estimates include the carrying value of unproved properties, income taxes, stock-based compensation and asset retirement obligations. Actual results could differ from those estimates and changes in estimates are recorded when known.

c)	Foreign currency translation

The U.S. dollar is the functional and reporting currency for OQI (the parent company).  The Canadian dollar (CDN) is the functional currency for OQI’s Canadian subsidiaries.  The assets and liabilities of OQI’s Canadian subsidiaries are translated into U.S. dollars based on the current exchange rate in effect at the balance sheet dates.  Canadian income and expenses are translated at weighted average rates for the periods in which those elements are recognized.  Translation adjustments have no effect on net income and are included in accumulated other comprehensive income (loss) in stockholders’ equity.  Gains and losses arising from transactions denominated in currencies other than the functional currency are included in the results of operations of the period in which they occur.  Deferred taxes are not provided on translation gains and losses where OQI expects undistributed earnings of a foreign operation to be indefinitely reinvested.

d)	Cash and cash equivalents

Cash and cash equivalents include cash and term deposits that carry terms less than three months at the date of investment. As at April 30, 2010, cash and cash equivalents was comprised of $8.0 million (2009 - $3.1 million) in cash and $10.6 million in money market funds (2009 - $3.9 million in term deposits).

e)	Short-term investments

Short-term investments consist of Guaranteed Investment Certificates with a term to maturity of greater than three months at the date of investment.  These investments were at fair value at April 30, 2009. There were no short term investments at April 30, 2010.

f)	Property and equipment

Property represents the capitalized costs of acquisition of natural resource properties, principally the rights to explore for in-situ oil sands deposits in the provinces of Alberta and Saskatchewan, Canada and oil shale deposits in the province of Saskatchewan, Canada. At April 30, 2010 the rights to the oil shale deposits in the province of Saskatchewan, Canada are included in assets held for sale.

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

Significant undeveloped properties are assessed periodically for impairment individually, based on the Company’s current exploration plans.  If an impairment is indicated, a valuation allowance is provided.

The Company has not yet converted any of its exploration permits or licenses in Saskatchewan and Alberta to development leases. In the event that the Company does not meet the regulated requirement or development conditions to convert its permits to leases or obtain an extension of such development requirements, its right to explore for bitumen, as applicable, may be lost resulting in an impairment being recorded.  The Company is satisfied that it has good and proper right, title and interest in and to the permits and licenses.

Equipment is recorded at cost less accumulated depreciation and include corporate assets, camp facilities and field equipment. Depreciation of these assets is provided using the straight-line method based on estimated useful lives ranging from two to five years.

g)	Income Taxes

The Company files United States federal and state, and Canadian federal and provincial tax returns.  Deferred federal and provincial income taxes are provided on temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.  The Company recognizes a tax benefit from an uncertain position when it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position and will record the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with a taxing authority.

h)	Stock-based compensation

The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s financial statements over the requisite service period. The Company estimates the fair value of stock options using the Black-Scholes valuation model. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life, the expected price volatility of the Company’s common stock and forfeitures.  For the Company’s performance options containing market conditions, fair value is estimated using the Hull-White Trinomial model.  This model also contains highly subjective assumptions, including expected price volatility of the Company’s common stock, forfeitures, employee exit rate and suboptimal exercise factor.  The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock. The Company’s share-based payments take the form of stock options granted to employees and non-employees all of which are equity classified.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

i)	Financial Instruments

(i)	Fair value

Fair value is defined as the price that would be received to sell an asset or price paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard characterizes inputs used in determining fair value according to a hierarchy that prioritizes those inputs based upon the degree to which they are observable. The three levels of the fair-value-measurement hierarchy are as follows:

Level 1 - inputs represent quoted prices in active markets for identical assets or liabilities (for example, exchange-traded commodity derivatives).

Level 2 - inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (for example, quoted market prices for similar assets or liabilities in active markets or quoted market prices for identical assets or liabilities in markets not considered to be active, inputs other than quoted prices that are observable for the asset or liability, or market-corroborated inputs).

Level 3 - inputs that are not observable from objective sources, such as the Company’s internally developed assumptions used in pricing an asset or liability (for example, an estimate of future cash flows used in the Company’s internally developed present value of future cash flows model that underlies the fair-value measurement).

In determining fair value, the Company utilizes observable market data when available, or models that incorporate observable market data. In addition to market information, the Company incorporates transaction-specific details that, in management’s judgment, market participants would take into account in measuring fair value.

In arriving at fair-value estimates, the Company utilizes the most observable inputs available for the valuation technique employed. If a fair-value measurement reflects inputs at multiple levels within the hierarchy, the fair-value measurement is characterized based upon the lowest level of input that is significant to the fair-value measurement.

The carrying amount of cash and cash equivalents, accounts receivable, short term investments, available for sale equity securities and accounts payable and accrued liabilities reported on the balance sheet approximates fair value.

Nonfinancial assets and liabilities initially measured at fair value include certain assets and liabilities acquired in a business combination, impaired long-lived assets (asset groups), intangible assets and goodwill, and initial recognition of asset retirement obligations and exit or disposal costs.

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

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

(v)	Foreign currency exchange rate

Foreign currency risk is the risk that we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises to the extent that monetary assets and liabilities held or expenditures incurred by the Company and its subsidiaries are not denominated in their respective currencies.

j)	Loss per share

Loss per share calculations are based on the weighted average number of shares (including Exchangeable Shares) outstanding during the period. Diluted loss per share has not been presented separately as the outstanding warrants and options are anti-dilutive for each of the periods presented.

k)	Asset retirement obligations

An asset retirement obligation associated with the retirement of a tangible long-lived asset is recognized as a liability in the period incurred, with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the asset retirement cost, is depreciated over the useful life of the asset. The asset retirement obligation is recorded at its estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligation discounted at the Company’s credit-adjusted risk-free interest rate. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. If the estimated future cost of the asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the long-lived asset. Revisions to estimated asset retirement obligations can result from changes in retirement cost estimates and changes in the estimated timing of abandonment. The initial measurement of an asset retirement obligation is recorded as a liability at its fair value, with an offsetting asset retirement cost recorded as an increase to property and equipment or exploration expense. The capitalized asset retirement cost is amortized on the same basis as the remaining property and equipment, while the liability is increased as an accretion expense until it is settled or sold.

The Company records the fair value of a liability for an asset retirement obligation when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The legal obligation to perform the asset retirement activity is unconditional even though uncertainty may exist about the timing and/or method of settlement that may be beyond the Company’s control. This uncertainty about the timing and/or method of settlement is factored into the measurement of the liability when sufficient information exists to reasonably estimate the fair value. The amount of asset retirement obligation recorded reflects the expected costs, taking into account the probability of particular scenarios. The difference between the upper end of the range of these assumptions and the lower end of the range can be significant, and consequently changes in these assumptions could have a material effect on the fair value of asset retirement obligations and future losses in a period of change.

l)	Environmental contingencies

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and can be reasonably estimated. Accruals for estimated losses from environmental remediation obligations are recognized no later than the time of the completion of the remediation feasibility study. These accruals are adjusted as additional information becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. At April 30, 2010 and 2009 there were no environmental obligations to be accrued.

m)	Immaterial corrections

Subsequent to the issuance of the consolidated financial statements for the year ended April 30, 2009, the Company determined that two immaterial errors occurred in its previously issued consolidated financial statements for the year ended April 30, 2009.

The first immaterial error related to an overstated accrual on a short-term discretionary incentive plan for employees of the Company for the year ended April 30, 2009. The Company concluded that the adjustment was not material to the financial statements for the year ended April 30, 2009 and has reflected the adjustment as an immaterial correction of prior period comparative financial information in these financial statements.

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

    The Company concluded that these adjustments were not material to the financial statements for the years ended April 30, 2007, 2008 and 2009.

n)	Recent accounting pronouncements

The following new accounting standards were adopted by the Company during the year ended April 30, 2010.

Effective May 1, 2009, the Company adopted the authoritative guidance issued by the FASB on consolidation as it relates to non-controlling interests. The guidance establishes accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance clarifies that a non-controlling interest in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated statements of income (loss) and comprehensive income (loss) are presented by requiring consolidated net income (loss) and comprehensive income (loss) to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. In addition, the guidance establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. The guidance required retrospective adoption of the presentation and disclosure requirements for non-controlling interests for the period from inception on April 3, 1998 through April 30, 2009. All other requirements of the guidance have been applied prospectively. Upon the reorganization on August 14, 2006, the Company acquired the remaining non-controlling interest in OQI Sask, accordingly, no adjustment was required to reclassify the non-controlling interest to be reported within equity in the consolidated balance sheets.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

The Company adopted a new fair-value-measurement standard as of May 1, 2008. The standard defines fair value, establishes a framework for measuring fair value under existing accounting pronouncements that require fair-value measurements and expands fair-value-measurement disclosures.  The Company elected to implement the standard with the one-year deferral permitted for nonfinancial assets and nonfinancial liabilities, except those nonfinancial items recognized or disclosed at fair value on a recurring basis (at least annually). The deferral period ended on January 1, 2009. Accordingly, the Company applies the fair-value framework to nonfinancial assets and nonfinancial liabilities initially measured at fair value, such as assets and liabilities acquired in a business combination, impaired long-lived assets (asset groups), intangible assets and goodwill, and initial recognition of asset retirement obligations and exit or disposal costs.

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

The guidance encourages, but does not require, comparative disclosure for earlier periods at initial adoption. The adoption of the guidance did not have any impact on the Company’s consolidated financial statements.

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

Effective May 1, 2009, the Company adopted the authoritative guidance issued by FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. This guidance also establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling (minority) interests in an acquiree and any goodwill acquired in a business combination or gain recognized from a bargain purchase. Effective May 1, 2009, the Company also adopted the authoritative guidance on the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies which establishes a model to account for certain pre-acquisition contingencies. Under this guidance, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined, the recognition criteria prescribed by the guidance on accounting for contingencies should be followed. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued an update to the Fair Value Topic of the Codification. The FASB issued the update because some entities have expressed concern that there may be a lack of observable market information to measure the fair value of a liability. The guidance is effective for the first reporting period beginning after August 28, 2009, with earlier application permitted. The guidance provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In such circumstances, the topic specifies that a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance.

Examples of the alternative valuation methods include using a present value technique or a market approach, which is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The guidance also states that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  We adopted the guidance effective October 31, 2009, and the adoption did not have a significant impact on our consolidated financial statements.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

The following new accounting standards have issued, but have not yet been adopted by the Company as of April 30, 2010.

In January 2010, the FASB issued an update to the Fair Value Topic, which enhances the usefulness of fair value measurements. The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements.

The topic amends the disclosures about fair value measurements in the Fair Value Topic as follows:

-
Entities must disclose the amounts of, and reasons for, significant transfers between Level 1 and Level 2, as well as those into and out of Level 3, of the fair value hierarchy. Transfers into a level must be disclosed separately from transfers out of the level. Entities are required to judge the significance of transfers based on earnings and total assets or liabilities or, when changes in fair value are recognized in other comprehensive income, on total equity;

-
Entities must also disclose and consistently follow their policy for when to recognize transfers into and out of the levels, which might be, for example, on the date of the event resulting in the transfer or at the beginning or end of the reporting period;

-
Entities must separately present gross information about purchases, sales, issuances, and settlements in the reconciliation disclosure of Level 3 measurements, which are measurements requiring the use of significant unobservable inputs;

-
For Level 2 and Level 3 measurements, an entity must disclose information about inputs and valuation techniques used in both recurring and nonrecurring fair value measurements. If a valuation technique changes, for example, from a market approach to an income approach, an entity must disclose the change and the reason for it. The amendments include implementation guidance on disclosures of valuation techniques and inputs; and

-
Fair value measurement disclosures must be presented by class of assets and liabilities. Identifying appropriate classes requires judgment, and will often require the disaggregation of assets or liabilities included within a line item on the financial statements. An entity must determine the appropriate classes requiring disclosure based on the nature and risks of the assets and liabilities, their classification in the fair value hierarchy, and the level of disaggregated information required by other U.S. GAAP for specific assets and liabilities, such as derivatives.

The amended guidance does not include the sensitivity disclosures, as had been proposed.

The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years.

3.      ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

On January 15, 2010 the Company reached an agreement through due process to sell its Pasquia Hills oil shale properties to Canshale Corp., a private company formed by the former President and Chief Executive Officer of the Company (the “Purchaser”) for consideration of CDN $1 million (US $ 0.9 million) in cash and 8,000,000 shares of the private company.  The sale is conditional on the Purchaser raising a minimum financing amount as defined in the terms of the agreement by June 30, 2010.  The transaction will have an effective date of November 1, 2009 when the condition is met and the Purchaser will be responsible for all costs incurred related to the properties from the effective date to the date of close.  As part of this transaction, the Company has agreed to loan to the Purchaser $250,000 and funds to cover certain advisory costs, which will be repaid when the financing is obtained or if the financing is not obtained, all amounts will be forgiven.On July 6, 2010, for an extension incentive of an additional 2,000,000 common shares of Canshale Corp., the Company agreed to an extension of the transaction to July 30, 2010.

The Company has estimated the fair value of the oil shale assets based on the purchase and sale agreement and has included the lower of their carrying amounts and fair value less cost to sell of these assets within assets held for sale for the current period.

Included in assets held for sale at April 30, 2010 are deposits of $0.4 million related to the oil shale permits, the cost of the Pasquia Hills assets of $4.7 million (net of an impairment of the properties of $6.4 million). The liabilities related to assets held for sale consist of the deferred taxes of $1.1 million on the assets held for sale.

The Company has accounted for the oil shale properties as discontinued operations and has reclassified prior period financial statements to exclude these properties from continuing operations. A summary of financial information related to the Company’s discontinued operations for each of the periods presented is as follows:

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

	For the Years Ended April 30,			From Inception on April 3, 1998 through to
	2010	2009	2008	April 30, 2010
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Exploration costs	$1,487	$1,144	$58	$2,704
Impairment on unproved properties	6,403	-	-	6,403
Loss before income taxes	7,890	1,144	58	9,107
Provision for income taxes	(2,130)	(309)	(16)	(2,459)
Net loss from discontinued operations	$5,760	$835	$42	$6,648

4.	ACQUISITIONS

As detailed below, OQI acquired certain businesses for cash, shares and liabilities assumed.  These acquisitions were accounted for as asset acquisitions and accordingly, results of operations have been included in the financial statements from their respective dates of acquisition.

a)	Reorganization of Oilsands Quest Sask Inc. and Acquisition of Non-controlling Interest

On August 14, 2006, pursuant to the terms of a reorganization agreement, OQI acquired the non-controlling interest (35.92%) in OQI Sask, going from a 64.08% ownership interest to a 100% voting interest (note 10(b)) (the “Reorganization”).

In connection with the Reorganization, OQI also entered into a Voting and Exchange Trust Agreement with OQI Sask and Computershare Trust Company of Canada (“CTC”), and a Support Agreement with OQI Sask.  Collectively, these agreements are referred to as the “Acquisition Agreements”. According to the Acquisition Agreements, all common shares of OQI Sask, other than those held by OQI, were exchanged for a new class of OQI Sask shares called Exchangeable Shares on the basis of 8.23 Exchangeable Shares for each one OQI Sask common share.  The Acquisition Agreements also allowed for all OQI Sask options and warrants providing the right to acquire common shares of OQI Sask to have Exchangeable Shares issued on the same basis when such OQI Sask options and warrants were exercised.  The Exchangeable Shares are exchangeable at any time on a one-for-one basis, at the option of the holder, for shares of OQI common stock.  OQI Sask can redeem the outstanding Exchangeable Shares on the same terms at any time after August 14, 2013 and only under certain limited circumstances prior to August 14, 2013 in accordance with the Acquisition Agreements.  An Exchangeable Share provides the holder with economic terms and voting rights which are, as nearly as practicable, equivalent to those of a share of OQI common stock. The Exchangeable Shares are entitled to a preference over the OQI Sask common shares in the event of a liquidation, dissolution or wind-up of OQI Sask, whether voluntary or involuntary, or any other distribution of the assets of OQI Sask among its shareholders for the purpose of winding-up its affairs.  The Exchangeable Shares are represented for voting purposes in the aggregate by one share of OQI’s Series B Preferred Stock (note 10(b)).

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

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Consideration comprised of:	(in thousands)

Fair value of Exchangeable Shares issued for OQI Sask Common Shares	$213,913
Fair value of OQI Sask Warrants	9,666
$223,579

Purchase price allocation:
Property	$322,271
Deferred income taxes	(98,692)
Net assets acquired	$223,579

This purchase price allocation was based on the fair value of the underlying assets and recognizes that all other assets and liabilities of OQI Sask were carried at fair value.

As a part of the Reorganization, OQI may issue up to an aggregate of 76,504,304 shares of OQI common stock of which 43,429,373 have been issued, 21,409,935 may be issued on the exchange of Exchangeable Shares and the balance to be issued on the exercise of OQI Sask options into Exchangeable Shares and their subsequent exchange.  Options representing 768,131 OQI Sask Exchangeable Shares expired in the year ended April 30, 2009. This reduces the number of shares that may be issued. The fair value of the outstanding OQI Sask stock options were excluded in the purchase price of the acquisition.  Any future proceeds received from the exercise of OQI Sask options or warrants will be credited to Additional Paid-in Capital (note 9).

b)	Acquisition of Stripper Energy Services Inc.

On August 15, 2006, the Company acquired all of the issued and outstanding shares of Stripper for cash consideration of $17,948,722. Stripper is a private inactive Alberta company, whose sole asset is a 2.5% GORR on certain Saskatchewan permit lands held by OQI Sask.  The total purchase price of $17,948,722 has been allocated as follows:

Consideration comprised of:	(in thousands)

Cash Paid	$17,949

Purchase Price allocation
Property	$25,407
Deferred income taxes	(7,458)
Net assets acquired	$17,949

5.	PROPERTY AND EQUIPMENT

	April 30, 2010	April 30, 2009
	(in thousands)	(in thousands)
Saskatchewan Oil Sands Rights
Permits	$403,152	$341,921
Licenses	2,301	1,950
Alberta Oil Sands Rights
Permits	35,478	30,045
Leases	7,849	6,622
Saskatchewan Oil Shale Rights (Permits) (note 3)	-	9,440
Equipment	14,894	11,636
	463,674	401,614
Less: Accumulated Depreciation	(5,506)	(2,639)
Net Book Value	$458,168	$398,975

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

a)	Saskatchewan Oil Sands Permits

As at April 30, 2007, the Saskatchewan permits comprised an area of approximately 846,680 acres. On July 9, 2007, in accordance with the terms of the Saskatchewan permits, the Company completed the second and final relinquishment of its Saskatchewan permit lands. Following all relinquishments the Saskatchewan permit lands comprised an area totaling 508,080 acres. The permits were granted by the Province of Saskatchewan in 2004 under The Oil Shale Regulations, 1964 as amended, revised or substituted from time to time. The permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease, pursuant to these regulations has been granted. The initial five-year term of the permits expired on May 31, 2009 and the Company applied for and received on June 21, 2010, the second of three one-year extensions of the permits as allowed under the regulation to May 31, 2011.  The Company is currently working with the regulators to assess an issue relating to the re-abandonment of early exploration coreholes.  As indicated by the Ministry of Energy and Resources it is possible that the outcome of such  assessment could result in cancellation of the Axe Lake permits if the Company does not comply with the governing regulations (See note 6).

The permits were subject to a 2.5% gross overriding royalty (the “2.5% GORR”), a $0.07 CDN per barrel royalty which may be bought at any time by paying $7,000,000 CDN and a $0.04 CDN per barrel royalty. During the year ended April 30, 2007, the Company purchased the 2.5% GORR for $25,406,544 through the acquisition of Stripper (note 4(b)). On September 21, 2007, in conjunction with the acquisition of the interests of an external joint venture partner to the Triple 7 Joint Venture (note 5(d)), the Company acquired the $0.07 per barrel royalty obligation for consideration of $99,980 ($100,000 CDN) cash plus the issuance of 500,000 shares of its common stock valued at $2,195,000 based on the September 20, 2007 closing market price of the shares.  The Saskatchewan permits are now only subject to a $0.04 per barrel royalty.

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

On August 13, 2007, the Company acquired five oil sands licenses totaling 109,920 acres granted under The Petroleum and Natural Gas Regulations, 1969, as amended revised or substituted from time to time, for a term of five years which expires on April 12, 2012 for an aggregate cost of $2,140,233 ($2,249,089 CDN).   The licenses provide for the exclusive right to search for oil sands on the lands granted and to win, recover, extract, carry off, dispose of and sell the oils sands products found on the license lands.  The oil sands licenses provide the opportunity to convert up to 100% of the licenses to a production lease following the completion of specified work requirements. Licenses require annual rental payments of $0.70 ($0.71 CDN) per acre.

c)	Alberta Oil Sands Permits

As at April 30, 2007, the Alberta oil sands permits comprised an area totaling 67,053 acres (“Raven Ridge Prospect”).  The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements.  Permits are granted for a five year primary term which expires on March 22, 2012 – 55,667 acres and August 10, 2011 – 11,386 acres, and require annual rental payments of $1.40 ($1.42 CDN) per acre.

On January 23, 2008, the Company acquired two oil sands permits totaling 45,546 acres (“Wallace Creek Prospect”) in a public offering of Crown Oil Sands Rights. The total consideration paid for these permits was $9,732,500 ($10,010,880 CDN). The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements.  Permits are granted for a five year primary term which expires January 24, 2013 and require annual rental payments of $1.40 ($1.42 CDN) per acre. Following the acquisition, the Alberta permit lands comprised an area totaling 112,598 acres.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

d)	Alberta Oil Sands Lease

On June 1, 2005, a subsidiary, Township Petroleum Corporation (“township”), entered into an agreement with three third parties (collectively the Triple 7 Joint Venture) to post, acquire, develop and produce oil sands deposits located in the Athabasca Region of Alberta, Canada (the “Triple 7 Joint Venture Agreement”). As a result of this agreement, Township acquired one lease consisting of approximately 22,773 acres (the “Eagles Nest Prospect”).

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

The annual lease rental payable to the Province of Alberta for the Eagles Nest Prospect is $31,886 ($32,256 CDN) per year.

e)	Saskatchewan Oil Shale Permits (note 3)

As at April 30, 2010 and 2009, the Company held seven oil shale exploration permits near Hudson bay, Saskatchewan covering 405,961 acres granted under The Oil Shale Regulations, 1964 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years which expire in September and October 2011. The Permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease, pursuant to these regulations has been granted. The term of the permits may be extended for up to three on-year extensions subject to regulatory approvals, as required.

Annual rentals are payable in advance as to $0.10 ($0.10 CDN) per acre during the term of the permit. Required exploration expenditures to hold the permits are $0.80 ($0.81 CDN) per acre for the remaining years of the permits and $1.20 ($1.21 CDN) per acre for each year that the permit is extended, as required.

As at April 30, 2010 and 2009, the Company held one oil shale exploration permit granted under The Petroleum and Natural Gas Regulations, 1969 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years totaling 83,769 acres in the same area near Hudson Bay, Saskatchewan. The permit provides for the right, license, privilege and authority to explore for oil shale within the permit lands and expires on August 12, 2012.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, if required. This oil shale permit was acquired under a land sale work commitment bid for the first two years of the permit. The Company bid a total work commitment of $298,110 ($301,568 CDN) to be incurred during the first two years of the permit and the permit requires a further work commitment of $0.80 ($0.81 CDN) per acre for the last three years and $1.20 ($1.21 CDN) for each extension year plus annual rental payments of $0.10 ($0.10 CDN) per acre. Through the exploration program conducted during the year ended April 30, 2009, the Company has fulfilled its work commitment for the term of the permit.

6.	ASSET RETIREMENT OBLIGATION

The Company’s obligations with respect to asset retirement relate to reclamation of an airstrip, camp site, access roads and reservoir test holes. The obligation is recognized when incurred at the present value of the estimated future reclamation cost using a credit-adjusted risk-free rate of 7 to 13 percent and an inflation rate of 2.5 percent. During the year ended April 30, 2010, the Company conducted a review of their development plans and well licenses and determined that a number of wells were not abandoned to accommodate our thermal development plans. We are also evaluating the wells that are located outside the potential commercial development area and have included a portion of these costs in the re-abandonment liability based on a 50% probability of performing the obligation over a 15 year period.  The Company has submitted a re-abandonment program to the Saskatchewan Ministry of Energy and Resources that included cost estimates and a timeline to complete the work. At April 30, 2010 the total undiscounted inflation-adjusted future obligation is approximately $35.0 million. The uncertainty related to the timing and/or method of settlement that may be beyond the Company’s control is factored into the measurement of the liability.

At April 30, 2010, the total undiscounted inflation-adjusted future obligation was approximately $35.4 million.

	April 30, 2010	April 30, 2009
	(in thousands)	(in thousands)
Obligation at beginning of year	$2,621	$-
Liabilities incurred	14,321	3,873
Liabilities settled	(160)	-
Accretion expense	210	150
Revisions	-	(998)
Foreign currency translation adjustment	493	(404)
Obligation at end of year	$17,485	$2,621

Obligations related to property and equipment in the amount of $1.4 million has been capitalized and obligations related to exploration expense in the amount of $15.7 million have been expensed since inception.

7.	DEFERRED INCOME TAX

a)	Deferred tax liability

The following summarizes the temporary differences that give rise to the deferred income tax liability from continuing operations at April 30, 2010 and 2009:

	April 30, 2010	April 30, 2009
	(in thousands)	(in thousands)
Book value of property and equipment in excess of tax values	$(62,516)	$(65,651)
Non-capital loss carry-forward benefit	15,640	11,696
Valuation allowance	(15,640)	(11,696)
	$(62,516)	$(65,651)

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

b)
Deferred income tax benefit differs from that which would be expected from applying the combined effective Canadian federal and provincial income tax rates of 27% (2009 - 27%, 2008 - 27%) to loss from continuing operations before income taxes.  The difference results from the following:

	April 30, 2010	April 30, 2009	April 30, 2008

Expected current income tax benefit	$(18,509)	$(28,659)	$(34,225)
Stock-based compensation	1,508	4,720	5,629
Flow-through expenditures	3,524	4,743	6,190
Change in valuation allowance	3,854	3,162	621
Impact of change in Canadian tax rate		-	(12,881)
Other	(207)	(1,813)	613
	$(9,830)	$(17,847)	$(34,053)

At April 30, 2010, the Company had US federal and state and Canadian federal and provincial net operating loss carry-forwards of $62.7 million and $67.9 million respectively, which can be used to offset future tax liabilities and expire at various dates beginning in fiscal 2012. Utilization of these net operating loss carry-forwards may be limited pursuant to provisions of the respective local jurisdiction.

8.	NON-CONTROLLING INTEREST IN OQI SASK

The non-controlling interest (representing 35.92% of total OQI Sask common shares outstanding) related to OQI Sask, as calculated to the date of acquisition by OQI.
	Common Shares	Amount (in thousands)
Balance, April 30, 2006	6,962,459	$4,736
Shares issued to non-controlling interests	5,875	10
Shares of net loss of OQI Sask to date of acquisition	-	(4,722)
Non-controlling interest in shares issued to OQI	-	16,728
Share of net loss of OQI Sask to date of acquisition	6,968,334	16,752

Transferred to the OQI Sask property account on acquisition of the non-controlling interest (see note 4(a) and 5)	(6,968,334)	(16,752)
Balance, April 30, 2007, 2008, 2009 and 2010	-	$-

9.	OQI SASK OPTIONS AND WARRANTS

Upon OQI acquiring the non-controlling interest in OQI Sask on August 14, 2006, certain options and warrants issued by OQI Sask remained outstanding.  On exercise, each OQI Sask option and warrant is exchanged into 8.23 OQI Sask Exchangeable Shares which are exchangeable into shares of OQI common stock.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

The following tables summarize information about OQI Sask stock options outstanding for each of the three years ended April 30, 2010:
	Number	Weighted Average Exercise Price (CDN)
Outstanding, April 30, 2006	700,000	$4.00
Granted	1,280,000	$21.40
Exercised and exchanged into shares of OQI common stock (note 11)	(205,000)	$3.32
Outstanding, April 30, 2007	1,775,000	$16.55
Exercised and exchanged into shares of OQI common stock (note 11)	(135,000)	$11.63
Outstanding, April 30, 2008	1,640,000	$16.96
Exercised and exchanged into shares of OQI common stock (note 11)	(125,000)	$12.50
Expired	(93,333)	$25.00
Outstanding, April 30, 2009	1,421,667	$16.82
Exercised and exchanged into shares of OQI common stock (note 11)	(102,500)	$1.18
Outstanding, April 30, 2010	1,319,167	$18.04

Exercise Price (CDN)	Number Outstanding at April 30, 2010	Number Exercisable at April 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value (CDN)	Aggregate Intinsic Value at April 30, 2010 (CDN)
$3.00	72,500	72,500	0.29	2.45	318,183
$6.00	465,000	465,000	0.76	5.02	645,758
$25.00	731,667	731,667	1.00	26.06	-
$50.00	50,000	50,000	1.25	34.60	-
	1,319,167	1,319,167	0.89		963,941

The 1,319,167 OQI Sask options outstanding at April 30, 2010 represent 10,856,744 OQI Sask Exchangeable Shares that would be issued on exercise of the OQI Sask options as a result of the completion of the acquisition of the non-controlling interest in OQI Sask.

The following tables summarize information about OQI Sask warrants outstanding for each of the three years ended at April 30, 2010:
	Number	Weighted Average Exercise Price (CDN)
Outstanding, April 30, 2007	16,000	$2.00
Exercised	(16,000)	$2.00
Outstanding, April 30, 2008, 2009 and 2010	-

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

10.	PREFERRED SHARES

a)	Series A Preferred Shares

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

According to the Acquisition Agreements, OQI Sask common shares not held by OQI were exchanged for a new class of OQI Sask shares called Exchangeable Shares on the basis of 8.23 Exchangeable Shares for each OQI Sask common share. The Exchangeable Shares are exchangeable at any time on a one-for-one basis, at the option of the holder, for shares of OQI common stock.  An Exchangeable Share provides the holder with economic terms and voting rights which are, as nearly as practicable, effectively equivalent to those of a share of OQI common stock.  Holders of Exchangeable Shares have registration rights with respect to the resale of OQI common stock to be received upon exchanging the Exchangeable Shares into OQI shares. The holders of the Exchangeable Shares may receive up to an aggregate of 76,504,304 shares of OQI common stock (on a diluted basis) at each holder’s election. The Exchangeable Shares are represented for voting purposes in the aggregate by one share of OQI Series B Preferred Stock (the “Preferred Share”), which Preferred Share is held by CTC. In turn, CTC will vote the one Series B Preferred Share as indicated by the individual holders of Exchangeable Shares.

The one Preferred Share represents a number of votes equal to the total outstanding Exchangeable Shares on the applicable record date for the vote submitted to OQI shareholders.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Exchangeable shares issuable as a result of the Acquisition Agreements (note 4(a)):
	OQI Sask Exchangeable Shares	OQI Sask Exchangeable Shares issuable on exercise of OQI Sask options and warrants	Total Exchangeable Shares

Acquisition date, August 14, 2006	57,349,388	19,154,916	76,504,304
OQI Sask options and warrants exercised	4,414,986	(4,414,986)	-
Exchangeable Shares exchanged into OQI common shares	(28,237,015)	-	(28,237,015)
Balance, April 30, 2007	33,527,359	14,739,930	48,267,289
OQI Sask options and warrants exercised	1,242,730	(1,242,730)	-
Exchangeable shares exchanged into OQI common shares	(6,817,249)	-	(6,817,249)
Balance, April 30, 2008	27,952,840	13,497,200	41,450,040
OQI Sask options exercised	1,028,750	(1,028,750)	-
OQI Sask options expired	-	(768,131)	(768,131)
Exchangeable shares exchanged into OQI common shares	(3,237,674)	-	(3,237,674)
Balance, April 30, 2009	25,743,916	11,700,319	37,444,235
OQI Sask options exercised	843,575	(843,575)	-
Exchangeable Shares exchanged into OQI common shares	(5,177,556)	-	(5,177,556)
Balance, April 30, 2010	21,409,935	10,856,744	32,266,679

11.	COMMON STOCK

a)	Authorized shares of common stock

The Company’s Articles of Incorporation, as amended, authorize the issuance of up to 750,000,000 shares of common stock.

b)	Share-based compensation

On July 3, 2007 the Board of Directors granted 44,000 bonus shares of common stock to employees under the Company’s 2006 Stock Option Plan (SOP 2006).  These bonus shares were valued at the closing share price on the date of grant.

c)	Settlement with Subsidiary Creditors

During the year ended April 30, 2004, in an attempt to settle outstanding liabilities of a subsidiary, OQI made an offer to creditors to settle outstanding debts for shares of OQI common stock with a fair value of $0.10 per share for every $0.15 CDN of debt held.  The offer was based on the market trading price for the Company’s shares of common stock at the time of the original proposal to creditors.  In May 2003 when the proposal was made the price fluctuated in the range of $0.09 to $0.12 per share.  OQI received acceptances from creditors that represented 2,203,227 OQI common shares.  OQI has issued 814,660 shares of common stock pursuant to these agreements since May 2003 and has reserved 1,388,567 shares of common stock for further issuances.  No shares of common stock were issued during the years ended April 30, 2010 and 2009 pursuant to these agreements.  The subsidiary was sold to a third party on October 31, 2005.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

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

In August 2006 OQI completed a private placement of 4,150,000 shares of common stock for gross proceeds of $15,770,000.  No commissions were paid in connection with the Offering.  According to the terms of the private placement, the gross proceeds were used for the purchase of the shares of Stripper (see note 4(b)).

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

On September 21, 2007, the Company issued 750,000 shares of common stock as part of the consideration provided for the purchase of a royalty which encumbered the Saskatchewan permit lands and the interests of one of the joint venture partners to the Triple 7 Joint Venture Agreement in the Eagles Nest Prospect (notes 5 (a) and (d)).

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

On June 17, 2008, the Company issued 640,000 shares of the Company’s common stock as part of the consideration provided for the purchase of the rights of the remaining external partners under the Triple 7 Joint Venture Agreement in the Eagles Nest Prospect (Note 5(d)).

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

On December 23, 2009, the Company issued 9,714,300 at $1.05 per share pursuant to a private placement offering for gross proceeds of $10,200,015.

e)	Weighted average shares

Weighted average shares disclosed on the income statement include shares of common stock as well as OQI Sask Exchangeable shares.

12.           STOCK OPTIONS

Stock based compensation generally takes the form of equity classified stock options granted to employees and non-employees. Options are granted under the Company’s 2006 Stock Option Plan and vest over various terms – generally 18 months to three years. One set of option grants included a performance condition based upon achieving a defined bitumen in place barrel count. Another set of option grants included both a market condition based upon total shareholder return over a three year period and performance conditions based upon achieving a combination of defining a reservoir recovery configuration and achieving a defined bitumen in place barrel count.  The fair value of the options containing the performance and market conditions were estimated at the date of grant and amortization of these amounts commences when satisfaction of the performance conditions becomes probable.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

The following summarizes our stock option activity under the Company’s 2006 Stock Plan (SOP 2006) for the three years ended April 30, 2010:
	Options	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding at April 30, 2007	10,125,000	5.33
Granted	5,077,000	4.19	3.69
Exercised	(1,456,250)	2.62		$3,027,625
Forfeited	(718,750)	4.84	3.72
Outstanding at April 30, 2008	13,027,000	5.22
Granted	13,631,000	3.00	1.57
Exercised	(35,000)	4.72		$53,100
Forfeited	(2,040,038)	4.63	3.19
Outstanding at April 30, 2009	24,582,962	$4.14	$2.95
Granted	7,037,000	0.98	0.43
Exercised	(964,769)	0.81	0.73	$359,405
Forfeited	(6,921,633)	3.58	2.23
Outstanding at April 30, 2010	23,733,560	$3.25	$2.49
Exercisable at April 30, 2010	16,333,562	$3.97	$3.17	$329,213

The weighted-average remaining contractual term of vested and exercisable options at April 30, 2010, was 1.25 years.

In addition to the above, OQI Sask has 1,319,167 outstanding options which may be exercised and exchanged into OQI Sask Exchangeable Shares whereby up to an additional 10,856,744 OQI common shares may be issued (note 10).

During the year ended April 30, 2010, 7,037,000 options were granted and were accounted for using either the Black-Scholes option-pricing model or the trinomial option-pricing model for the option grant subject to a market condition.  The trinomial option-pricing model takes into account the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination, the possibility that the market condition may not be satisfied and the impact of the possible differing stock price paths.   The following weighted average assumptions were used to determine the fair value of the options granted during the year ended April 30, 2010:

	Years Ended April 30,
	2010	2009	2008

Expected life (years)	5.6	7.2	5
Risk free interest rate	2.71	3.40	4.41
Expected volatility	100	84	124
Dividend yield	-	-	-
Grant date fair value	$0.43	$1.93	$3.69

As at April 30, 2010, the Company had unamortized stock-based compensation costs of $1,732,385 which will be recorded in future periods as options vest. The cost is expected to be recognized over a weighted-average period of 10 months. The intrinsic value of options exercised during the years ended April 30, 2010, 2009 and 2008 was $359,405, $53,100 and $3,027,625 respectively. As at April 30, 2010, there were 7,049,228 unvested options with a weighted average grant date fair value of $0.90 (2009 – 13,795,500 and $2.46). The weighted average grant date fair value of options that vested and expired during the year was $2.04 and 1.73 respectively

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

13.	WARRANTS

A summary of OQI’s share purchase warrant activity for the three years ended April 30, 2010:

	Number of warrants	Weighted Average Exercise Price
Balance, April 30, 2007	8,856,067	$1.98
Issued during the year	6,325,000	$6.75
Exercised	(8,856,067)	$1.98
Balance, April 30, 2008 and 2009	6,325,000	$6.75
Issued during the year	17,537,500	$1.10
Expired	(6,325,000)	$6.75
Balance, April 30, 2010	17,537,500	$1.10

14.      FAIR VALUE MEASUREMENTS

Certain of the Company’s assets and liabilities are reported at fair value in the accompanying balance sheet. The following tables provide fair value measurement information for such assets and liabilities as of April 30, 2010 and 2009.

As of April 30, 2010 (in thousands)
			Fair Value Measures Using:
	Carrying Amount	Total Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities):
Securities Held for Sale	$65	$65	$65	$-	$-
Asset Retirement Obligation	$17,485	$17,485	$-	$-	$17,485

As of April 30, 2009 (in thousands)
			Fair Value Measures Using:
	Carrying Amount	Total Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Securities Held for Sale	$60	$60	$60	$-	$-
Short-term investment	$25,209	$25,209	$25,209	$-	$-

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

15.	RELATED PARTY TRANSACTIONS

The son of a director of the Company is a 50% shareholder of a company that facilitates local on-site kitchen labour and catering functions to the Company for field operations.  For the year ended April 30, 2010, $1,741,838 (2009 – $1,638,305) has been included in exploration expense. These transactions are in the normal course of operations.  As at April 30, 2010, nil (April 30, 2009 - $52,010) was payable to the above mentioned company.

The step-mother of a former executive (resigned December 2008) of the Company is the sole shareholder of a company that facilitates local on-site labour and equipment rentals to the Company for field operations.  For the year ended April 30, 2010, $559 (2009 - $2,247,385) has been included in exploration expense. These transactions are in the normal course of operations.  As at April 30, 2010, nil (April 30, 2009 – $220,273) was payable to the above mentioned company.  The contract with this company was terminated on March 13, 2009.

The brother of a director of the Company is a 50% shareholder of a company that provides geophysical and geological analysis to the Company. For the year ended April 30, 2010, $194,430 (2009 - $161,361) has been included in exploration expense. These transactions are in the normal course of operations.  As at April 30, 2010, nil (April 30, 2009 – nil) was payable to the above mentioned company.

16.	CONTINGENCIES AND COMMITMENTS

CONTINGENCIES

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

COMMITMENTS

The following table sets out OQI’s expected future payment commitments as at April 30, 2010 and the estimated timing of such payments relating to corporate office and operations facility leases:

As at April 30, 2010
(in thousands)
Year 1	$1,951
Year 2	1,087
Year 3	994
Year 4	991
Year 5	688
>5 years	952
$6,663

The Company is subject to annual lease rentals, minimum exploration expenditures and work commitments related to its exploration permits, licenses and lease assets. These required expenditures have not been included in the above schedule. For details of these required expenditures refer to note 5.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

17.	SUBSEQUENT EVENTS

a)
On May 10, 2010, the Company issued 10.5 million flow-through shares at $1.00 CDN ($0.995 USD) and 9.2 million common shares at $0.85 per share for gross proceeds of $18.6 million pursuant to a non-brokered private placement.

b)
Subsequent to April 30, 2010, 4,411,000 options were issued with a weighted average exercise price of $ 0.81 per option.  Included in these grants were 3,050,000 options that were comprised of a market condition based upon total shareholder return over a three year period and performance conditions based upon achieving a combination of defining a reservoir recover configuration and achieving a defined bitumen in place barrel count.

c)
On May 31, 2010, the Company relinquished two of its northernmost land permits (PS00213 and PS00215) as it focuses its development opportunities to include those lands that recent exploration activity has demonstrated to be prospective.  Relinquishing these permits will not impact the Company’s resource estimates or development plans.

d)
With respect to the purchase and sale agreement made with Canshale Corp., the Company agreed on July 6, 2010 to an extension of the transaction to July 30, 2010 for consideration of an incentive of an additional 2,000,000 common shares of Canshale Corp.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

SUPPLEMENTARY QUARTERLY INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2010
Net loss from continuing operations	$4,595	$12,679	$19,357	$22,090	$58,721
Net loss from discontinued operations	202	530	4,379	649	5,760
Net loss	$4,797	$13,209	$23,736	$22,739	$64,481

Net loss from continuing operations per share – basic and diluted	$0.02	$0.04	$0.06	$0.07	$0.19
Net loss from discontinued operations per share – basic and diluted	-	-	0.02	-	0.02
Net loss attributable to common stockholders per share - basic and diluted	$0.02	$0.04	$0.08	$0.07	$0.21

2009
Net loss from continuing operations	$14,251	$42,359	$19,193	$12,496	$88,299
Loss from discontinued operations	73	514	103	145	835
Net loss	$14,324	$42,873	$19,296	$12,641	$89,134

Net loss from continuing operations per share – basic and diluted	$0.06	$0.17	$0.07	$0.04	$0.34
Net loss from discontinued operations per share – basic and diluted	-	-	-	-	-
Net loss per share attributable to common stockholders - basic and diluted	$0.06	$0.17	$0.07	$0.04	$0.34

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCING ACTIVITIES (UNAUDITED)

The following supplemental unaudited information regarding the Company’s oil and gas activities is presented in accordance with SASC 932-235, “Extractive Activities – Oil and Gas – Notes to financial statements”.  The Company currently has no proved reserves.  All of the Company’s exploration and producing activities are carried out in Canada.

Unless otherwise noted, this supplemental information excludes amounts for all periods presented related to the Company’s discontinued operations.

Capitalized Costs Related to Oil and Gas Activities

	Total At April 30,
	2010	2009
	(in thousands)	(in thousands)
Unproved oil and gas properties	$448,780	$389,978
Proved oil and gas	-	-
	448,780	389,978
Accumulated depreciation, depletion, and amortization and valuation allowances	-	-
Net capitalized costs	$448,780	$389,978

Costs Incurred in Oil and Gas Activities

	Total Year Ended April 30,
	2010	2009	2008
Property acquisition costs	(in thousands)	(in thousands)	(in thousands)
Proved properties	$-	$-	$-
Unproved properties	140	5,867	15,999
Exploration costs	48,682	70,843	96,362
Development costs	-	-	-
Costs incurred	$48,822	$76,710	$112,361