Form 10-K/A
period 2010-04-30
Oilsands Quest Inc
filed 2010-07-22
CIK 1096791

U.S. SECURITIES AND EXCHANGE COMMISSION
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

EXPLANATORY NOTE

Due to a scrivener’s error, incomplete dates were contained on the signature pages to our Annual Report on Form 10-K for the year ended April 30, 2010, which was filed with the Securities and Exchange Commission (the “SEC”) on July 13, 2010.  The purpose of this Form 10-K/A is to include complete dates on such signatures pages.

Except as stated herein, this Form 10-K/A does not reflect events occurring after the original filing of our Annual Report on Form 10-K on July 13, 2010 and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original filing of our Annual Report on Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the original filing of our Annual Report on Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A.

i

ii

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

OILSANDS QUEST INC.

Date: July 13, 2010	By:	/s/ T. Murray Wilson
T. Murray Wilson, President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: July 13, 2010	By:	/s/ Garth Wong
Garth Wong, Chief Financial Officer (Principal Accounting Officer)

 Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Ronald Blakely	Director	July 13, 2010
Ronald Blakely

/s/ Paul Ching	Director	July 13, 2010
Paul Ching

/s/ Christopher H. Hopkins	Director	July 13, 2010
Christopher H. Hopkins

/s/ Brian MacNeill	Director	July 13, 2010
Brian MacNeill

/s/ Ronald Phillips	Director	July 13, 2010
Ronald Phillips

/s/ John Read	Director	July 13, 2010
John Read

/s/ Gordon Tallman	Director	July 13, 2010
Gordon Tallman

/s/ Pamela Wallin	Director	July 13, 2010
Pamela Wallin

/s/ T. Murray Wilson	President, Chief Executive Officer and Chairman	July 13, 2010
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