Form 10-Q
period 2010-07-31
Oilsands Quest Inc
filed 2010-09-08
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
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

As of September 7, 2010 there were 313,881,333 shares of common stock issued and outstanding.

OILSANDS QUEST INC.
FORM 10Q FOR THE QUARTER ENDED
July 31, 2010

Part I. Financial Information
Forward-Looking Statements
Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheets as of July 31, 2010 and April 30, 2010	2
	Unaudited Consolidated Statements of Operations for the Three Months Ended July 31, 2010 and 2009 and for the Period from Inception on April 3, 1998 to July 31, 2010	3
	Unaudited Consolidated Statements of Stockholders’ Equity for the Three Months Ended July 31, 2010 and 2009	4
	Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended July 31, 2010 and 2009 and for the Period from Inception on April 3, 1998 to July 31, 2010	5
	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended July 31, 2010 and 2009 and for the Period from Inception on April 3, 1998 to July 31, 2010	6
	Unaudited Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	(Removed and Reserved)	15

Item 5.	Other Information	15

Item 6.	Exhibits	15
	Signatures	16

Cautionary Statement about Forward-Looking Statements
The following includes certain statements that may be deemed to be "forward-looking statements."  All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements.  Such forward-looking statements include discussion of such matters as:

·	the amount and nature of future capital, exploration and development expenditures;
·	the extent and timing of exploration and development activities;
·	business strategies and development of our business plan and exploration programs;
·	potential relinquishment of certain of our oil sands permits and licenses;
·	anticipated cost of our asset retirement obligations, including the extent and timing of our corehole re-abandonment program;
·
our plans to negotiate with the Saskatchewan Ministry of Energy and Resources (SMER) respecting the transfer of our Saskatchewan oil sands permits from the Oil Shale Regulations to the Oil and Natural Gas Regulations; and

·	the outcome of our process to explore strategic alternatives.

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

It is presumed that readers have read or have access to our 2010 Annual Report filed on Form 10-K/A which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  All future payments in Canadian dollars have been converted to United States dollars using an exchange rate of $1.00 U.S. = $1.029 CDN, which was the July 31, 2010 exchange rate.  Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	July 31, 2010	April 30, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$29,472	$18,642
Restricted cash (note 4)	905	-
Accounts receivable	313	1,421
Prepaid expenses (note 5)	570	1,122
Available for sale equity securities	64	65
Total Current Assets	31,324	21,250

Property and Equipment (notes 5 and 6)	453,567	462,844
Total Assets	$484,891	$484,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (note 14)	$560	$1,606
Accrued liabilities	6,185	2,626
Flow-through share premium liability	1,557	-
Total Current Liabilities	8,302	4,232

Deferred Taxes (note 5)	59,045	63,662
Asset Retirement Obligation (note 7)	24,832	17,485

Stockholders’ Equity:
Capital Stock
Preferred Stock, par value of $0.001 each, 10,000,000 shares authorized, 1 Series B Preferred share outstanding (note 9)	-	-
Common Stock, par value of $0.001 each, 750,000,000 shares authorized, 312,496,101 and 292,491,188 shares outstanding at July 31, 2010 and April 30, 2010 respectively (note 10)	312	292
Additional Paid-in Capital	775,427	758,007
Deficit Accumulated During Development Stage	(411,177)	(395,196)
Accumulated Other Comprehensive Income	28,150	35,612
Total Stockholders’ Equity	392,712	398,715
Total Liabilities and Stockholders’ Equity	$484,891	$484,094

Going concern (note 1)
Contingencies and commitments (note 15)
Subsequent events (notes 1 and 6(b))

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share data and per share amounts)

	Three Months Ended July 31,		From Inception on April 3, 1998 through to
	2010	2009	July 31, 2010
Expenses
Exploration	$11,679	$3,614	$268,106
General and administrative
Corporate	3,793	3,799	62,613
Stock-based compensation (notes 8 and 11)	968	1,736	147,795
Foreign exchange loss (gain)	284	(3,244)	(264)
Depreciation and accretion	1,104	448	6,636
	17,828	6,353	484,886
Other Items
Interest income	(14)	(59)	(6,446)
Impairment on unproved properties (notes 5 and 6(b))	2,025	-	8,428
Loss before deferred income tax benefit	19,839	6,294	486,868
Deferred income tax benefit	(3,858)	(1,497)	(67,997)

Net loss	15,981	4,797	418,871
Net loss attributable to non-controlling interest	-	-	(7,694)
Net loss attributable to common stockholders	$15,981	$4,797	$411,177

Net loss attributable to common stockholders per share – Basic and Diluted	$0.05	$0.02

Weighted Average Number of Common Shares Outstanding	331,628,490	297,811,710

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(Unaudited)
(in thousands, except shares)

	Common Stock		Preferred Stock		Additional Paid in	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stage	Equity
Balance, April 30, 2010	292,491,188	$292	1	$-	$758,007	$35,612	(395,196)	$398,715
Common stock and warrants issued for:
Cash	19,688,058	20	-	-	18,089	-	-	18,109
Stock option exercises	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	968	-	-	968
Share issue costs	-	-	-	-	(165)	-	-	(165)
Premium on flow-through shares	-	-	-	-	(1,584)	-	-	(1,584)
Exchange of OQI Sask Exchangeable shares	316,855	-	-	-	-	-	-	-
Proceeds from exercise of OQI Sask Options	-	-	-	-	112	-	-	112
Other comprehensive income
Foreign exchange loss on translation	-	-	-	-	-	(7,462)	-	(7,462)
Net loss	-	-	-	-	-	-	(15,981)	(15,981)
Balance, July 31, 2010	312,496,101	$312	1	$-	$775,427	$28,150	$(411,177)	$392,712

Balance, April 30, 2009	241,559,549	$242	1	$-	$713,591	$(26,022)	$(330,715)	$357,096
Common stock and warrants issued for:
Cash	35,075,000	35	-	-	29,779	-	-	29,814
Stock option exercises	19,962	-	-	-	16	-	-	16
Stock-based compensation	-	-	-	-	1,736	-	-	1,736
Share issue costs	-	-	-	-	(2,005)	-	-	(2,005)
Other comprehensive income
Foreign exchange gain on translation	-	-	-	-	-	35,794	-	35,794
Net loss	-	-	-	-	-	-	(4,797)	(4,797)
Balance, July 31, 2009	276,654,511	$277	1	$-	$743,117	$9,772	$(335,512)	$417,654

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended July 31,		From Inception on April 3, 1998 through to July 31, 2010
	2010	2009

Net loss	$(15,981)	$(4,797)	$(418,871)
Unrealized loss on available for sale equity securities	-	-	(168)
Transfer of unrealized loss on available for sale equity securities to net loss	-	-	168
Foreign exchange (loss) gain on translation	(7,462)	35,794	28,150
Comprehensive income (loss)	$(23,443)	$30,997	$(390,721)
Comprehensive loss attributable to non-controlling interest	-	-	7,694
Comprehensive income (loss) attributable to common stockholders	$(23,443)	$30,997	$(383,027)

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended July 31,		From Inception on April 3, 1998 Through to July 31,
	2010	2009	2010
Operating Activities
Net loss	$(15,981)	$(4,797)	$(418,871)
Non-cash adjustments to net loss
Stock-based compensation	968	1,736	147,795
Deferred income tax benefit	(3,858)	(1,497)	(67,997)
Depreciation and accretion	1,104	448	6,636
Asset retirement cost expensed	8,051	-	22,897
Impairment on unproved properties	2,025	-	9,285
Other non-cash items	-	10	378
Asset retirement expenditures	(723)	-	(883)
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	829	3,158	(584)
Accounts payable and accrued liabilities	2,730	(3,454)	11,144
Cash Used in Operating Activities	(4,855)	(4,396)	(290,200)

Investing Activities
Property and equipment expenditures	(1,702)	(440)	(82,897)
Short-term investment	-	13,068	-
Restricted cash	(905)	-	(905)
Other investments	-	-	(548)
Cash Used in Investing Activities	(2,607)	12,628	(84,350)

Financing Activities
Issuance of shares for cash, net of issue costs	17,944	27,825	384,207
Shares issued on exercise of subsidiary options and warrants	112	-	4,405
Shares issued by subsidiary to non-controlling interest	-	-	7,664
Convertible debentures	-	-	8,384
Cash Provided by Financing Activities	18,056	27,825	404,660

Inflow of cash and cash equivalents	10,594	36,056	30,110
Effects of exchange rate changes on cash and cash equivalents	236	958	(638)
Cash and cash equivalents, Beginning of Period	18,642	6,986	-
Cash and cash equivalents, End of Period	$29,472	$44,000	$29,472
Non-Cash Financing Activities
Common stock issued for properties	$-	$-	$10,848
Warrants issued for properties	$-	$-	$1,764
Common stock issued for services	$-	$-	$10,505
Common stock issued for debt settlement	$-	$-	$28,401

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

1.	GOING CONCERN

To date, the Company has not earned revenue from any of its natural resource properties, and none of its estimated resources have been classified as proved reserves. The Company expects that significant additional exploration and development activities will be necessary to establish proved reserves, and to develop the infrastructure necessary to facilitate production, if any, from the estimated resources.  As at July 31, 2010, the Company had working capital of $23.7 million, including cash and cash equivalents of $29.5 million, and a deficit accumulated during the development phase of $411.2 million.

These financial statements have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The going concern basis assumes that the Company will continue its operations for the foreseeable future and realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  Future operations are dependent on the continued ability of the Company to raise funds through financings such as public offerings or private placements of debt or equity securities.  Management anticipates that the cash requirements to fund the Company’s activities over the next twelve months will exceed the amount of cash and cash equivalents as at July 31, 2010.  Accordingly there is significant uncertainty regarding the Company’s ability to continue as a going concern for the next twelve months.

On August 17, 2010, the Company initiated a formal process to explore strategic alternatives such as strategic financing opportunities, asset divestitures, joint ventures and/or a corporate sale, merger or other business combination.  This process is being overseen by a Special Committee to the Board of Directors.  There can be no assurance that the review of strategic alternatives will result in a financing or a sale of the Company or in any other transaction.  The Company will monitor its cash flow requirements and continue to operate in a prudent manner to preserve cash while working towards a strategic alternative for the Company.

These financial statements do not include any adjustments to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

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

These consolidated financial statements have been prepared in accordance with US GAAP and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending April 30, 2011. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted. These unaudited consolidated financial statements and notes included herein have been prepared on a basis consistent with and should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended April 30, 2010 as filed in its annual report on Form 10-K/A. Certain comparative figures have been reclassified to conform to current financial statement presentation.

The U.S. dollar (“USD”) is the functional currency for OQI (the parent company).  The Canadian dollar (“CDN”) is the functional currency for OQI’s Canadian subsidiaries.  The assets and liabilities of OQI’s Canadian subsidiaries are translated into U.S. dollars based on the current exchange rate in effect at the balance sheet dates.  Canadian income and expenses are translated at average rates for the periods presented.  Foreign currency translation adjustments have no effect on net income and are included in accumulated other comprehensive income in stockholders’ equity.  Gains and losses arising from transactions denominated in currencies other than the functional currency are included in the results of operations of the period in which they occur.

Deferred income taxes are not provided on translation gains and losses where OQI expects earnings of a foreign operation to be indefinitely reinvested.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended July 31, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K/A, that are of significance, or potential significance to the Company.

4.	RESTRICTED CASH

Restricted cash represents amounts on deposit with the Saskatchewan Ministry of Energy and Resources to act as collateral for unfunded liability under the Saskatchewan Oil and Gas Orphan Fund and the Licensee Liability Rating Program.  The restricted cash is in the form of a letter of guarantee maturing May 5, 2011.

5.	CHANGE IN DISCONTINUED OPERATIONS

As previously disclosed, the Company had reached an agreement to sell its Pasquia Hills oil shale properties to Canshale Corp., a private company formed by the former President and Chief Executive Officer of the Company (the “Purchaser”) for consideration of CDN $1 million (US $ 0.9 million) in cash and 8,000,000 shares of the private company. The sale was conditional on the Purchaser raising a minimum financing amount as defined in the terms of the agreement. As Canshale Corp. was unable to secure the financing by the extended deadline of July 30, 2010, the Company announced on August 13, 2010 the cancellation of this transaction. The oil shale assets continue to be owned by the Company.

Given the cancellation of the transaction and the undertaking of a process to evaluate strategic alternatives considering many options for the properties of the Company and the Company as a whole (note 1), the Company determined that these assets, and related liabilities should no longer be presented as held for sale nor should the related operations be presented as discontinued as was the case for our unaudited interim financial statements as of and for the three and nine months ended January 31, 2010 and for the year ended April 30, 2010.  As such, all amounts previously reported as discontinued have been reclassified to continuing operations, the assets held for sale have been reclassified to prepaid expenses, property and equipment and the liabilities related to assets held for sale have been reclassified to the deferred taxes liability to which it solely related.

The Company has estimated the fair value of the oil shale assets based on the purchase and sale agreement and has reclassified from assets held for sale to property and equipment at the lower of their carrying amount of $10.9 million before the asset was classified as held for sale and fair value of these assets of $4.9 million.  An impairment of $6.4 million ($4.6 million net of tax) was recognized on these properties in the year ended April 30, 2010.  For the three months ended July 31, 2010, a reduction of $0.4 million on the previously recognized impairment was recorded and represents the change between the previous carrying amount measured as fair value less costs to sell and the fair value on July 30, 2010, the date of change from assets held for sale to assets held and used.  As part of this transaction, the Company agreed to loan to the Purchaser $250,000 CDN and funds to cover certain advisory costs of $52,500 CDN, which were written off and included in general and administrative expenses as the transaction was cancelled in the current period.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

6.         PROPERTY AND EQUIPMENT

	July 31, 2010	April 30, 2010
	(in thousands)	(in thousands)
Saskatchewan Oil Sands Rights
Permits	$396,216	$402,997
Licenses	2,395	2,456
Alberta Oil Sands Rights
Permits	34,609	35,478
Leases	7,657	7,849

Saskatchewan Oil Shale Rights (Permits)	10,892	11,079
Equipment	14,529	14,894
Assets Under Construction	1,740	-
	468,038	474,753

Less: Accumulated Depreciation and Impairment	(14,471)	(11,909)
Net Book Value	$453,567	$462,844

a)	Saskatchewan Oil Sands Permits

As at April 30, 2010, the Saskatchewan oil sands permits comprised an area of approximately 508,080 acres. At July 31, 2010, following the relinquishment of two of its northernmost land permits (PS00213 and PS00215), the area totaled 398,861 acres. The oil sands permits were granted by the Province of Saskatchewan in 2004 under The Oil Shale Regulations, 1964 as amended, revised or substituted from time to time. The permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease, pursuant to these regulations has been granted. The initial five-year term of the permits expired on May 31, 2009 and the Company applied for and received the second of three one-year extensions of the permits as allowed under the regulation to May 31, 2011. The required exploration expenditures to hold the permits are $1.16 ($1.21 CDN) per acre for each year that the permits are extended.  The permits are also subject to a $0.04 per barrel royalty.  The Company is currently working with the regulators to assess an issue relating to the re-abandonment of early exploration coreholes.  As indicated by the Ministry of Energy and Resources, it is possible that the outcome of such assessment could result in the cancellation of the Axe Lake permits if the Company does not comply with the governing regulations.  See note 7.

b)	Saskatchewan Oil Sands Licenses

As at April 30, 2010 and July 31, 2010, the Saskatchewan oil sands licenses comprised an area totaling 109,920 acres. The licenses were granted by the Province of Saskatchewan on August 13, 2007, under The Petroleum and Natural Gas Regulations, 1969, as amended revised or substituted from time to time, for a term of five years for an aggregate cost of $2,395,250 ($2,483,875 CDN).  The licenses provide for the exclusive right to search for oil sands on the lands granted and to win, recover, extract, carry off, dispose of and sell the oils sands products found on the license lands.  The oil sands licenses provide the opportunity to convert up to 100% of the licenses to a production lease following the completion of specified work requirements. Licenses require annual rental payments of $0.68 ($0.71 CDN) per acre.  Subsequent to July 31, 2010, the Company determined that the presence of interbedded water in the reservoirs would not allow for commercial development in the near term. Accordingly, the value of the Saskatchewan Oil Sands Licenses have been written down to zero at July 31, 2010 and an impairment provision of $2.4 million was recorded in the current period.  The impairment is included in the accumulated depreciation and impairment.

c)	Alberta Oil Sands Permits

As at April 30, 2010 and July 31, 2010, four of the Alberta oil sands permits comprised an area totaling 67,053 acres (“Raven Ridge Prospect”).  The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements.  Permits are granted for a five year primary term which expires on March 22, 2012 – 55,667 acres and August 10, 2011 – 11,386 acres, and require annual rental payments of $1.37 ($1.42 CDN) per acre.

As at April 30, 2010 and July 31, 2010, two of the Alberta oil sands permits comprised an area totaling 45,546 acres (“Wallace Creek Prospect”). The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements.  Permits are granted for a five year primary term which expires January 24, 2013 and require annual rental payments of $1.37 ($1.42 CDN) per acre.

e)	Saskatchewan Oil Shale Permits (see note 5)

As at April 30, 2010 and July 31, 2010, the Company held seven oil shale exploration permits near Hudson Bay, Saskatchewan covering approximately 406,000 acres granted under The Oil Shale Regulations, 1964 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years which expire in September and October 2011.

The permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease, pursuant to these regulations has been granted. The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, as required.

Annual rentals are payable in advance as to $0.10 ($0.10 CDN) per acre during the term of the permit.  Required exploration expenditures to hold the permits are $0.39 ($0.40 CDN) per acre for the current year, $0.77 ($0.81 CDN) per acre for the remaining years of the permits and $1.16 ($1.21 CDN) per acre for each year that the permit is extended, as required.

As at April 30, 2010 and July 31, 2010, the Company held one oil shale exploration permit granted under The Petroleum and Natural Gas Regulations, 1969 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years totaling 83,769 acres in the same area near Hudson Bay, Saskatchewan.  The permit provides for the right, license, privilege and authority to explore for oil shale within the permit lands and expires on August 12, 2012 and may be extended for up to three one-year extensions subject to regulatory approvals, if required.

This oil shale permit was acquired under a land sale work commitment bid for the first two years of the permit.  The Company bid a total work commitment of $290,048 ($301,568 CDN) to be incurred during the first two years of the permit and the permit requires a further work commitment of $0.77 ($0.81 CDN) per acre for the last three years and $1.16 ($1.21 CDN) for each extension year plus annual rental payments of $0.10 ($0.10 CDN) per acre. Through the exploration program conducted during the year ended April 30, 2009, the Company has fulfilled its work commitment for the term of the permit.

f)	Assets under construction

The Company incurred costs during the quarter ended July 31, 2010 to construct facilities required for the SAGD pilot.  The construction of these facilities was still in progress at July 31, 2010.  The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. This amount represents property elements that are work-in-progress and not yet suitable to be placed into productive service as of the balance sheet date.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

7.	ASSET RETIREMENT OBLIGATIONS

The Company’s obligations with respect to asset retirement relate to reclamation of an airstrip, camp site, access roads and reservoir test holes. The obligation is recognized when incurred at the present value of the estimated future reclamation cost using a credit-adjusted risk-free rate of 7 to 13 percent (2010 – 7 to 13 percent) and an inflation rate of 2.5 percent (2010 – 2.5 percent). During the year ended April 30, 2010, the Company conducted a review of our development plans and well licenses and determined that a number of coreholes were not abandoned to accommodate our thermal development plans or in accordance with regulatory requirements. We also evaluated the coreholes located outside the potential commercial development area and included a portion of these costs in the re-abandonment liability based on performing the obligation over a 5 year period (2010 - a 50% probability of performing the obligation over a 15 year period).  During the three months ended July 31, 2010, the Company conducted a corehole-by-corehole analysis to determine the number of coreholes that management believes will require re-abandonment. The number of coreholes to be re-abandoned increased as a result of this review and contributed to $8.1 million in cost revisions that were recorded in the liability during the current period.  The Company has submitted a re-abandonment program to the Saskatchewan Ministry of Energy and Resources that included cost estimates and a schedule of work.  The uncertainty related to the timing and/or method of settlement that may be beyond the Company’s control is factored into the measurement of the liability.

At July 31, 2010, the total undiscounted inflation-adjusted future obligation was approximately $39 million.

Continuity of Asset Retirement Obligation (in thousands)	Three months ended July 31, 2010	Year ended April 30, 2010
Present value of obligation, beginning of period	$17,485	$2,621
Liabilities incurred	-	14,321
Liabilities settled	(723)	(160)
Accretion expense	446	210
Revisions	8,051	-
Foreign currency translation adjustment	(427)	493
Present value of obligation, end of period	$24,832	$17,485

8.	OQI SASK STOCK OPTIONS

OQI acquired the non-controlling shareholder interest in OQI Sask in August 2006 (“the reorganization”).  Certain stock options issued by OQI Sask remained outstanding after the reorganization.  On exercise, each OQI Sask option may be exchanged into 8.23 OQI Sask Exchangeable Shares which are exchangeable into OQI common shares.  Transactions in OQI Sask options during the three months ended July 31, 2010 and OQI Sask options outstanding at July 31, 2010 are detailed below.

	Number	Weighted Average Exercise Price (CDN)

Issued and outstanding, April 30, 2010	1,319,167	$18.04
Exercised and exchanged into shares of OQI Sask exchangeable shares (note 9)	(38,500)	$3.00
Issued and outstanding, July 31, 2010	1,280,667	$18.49

Exercise Price (CDN)	Number Outstanding at July 31, 2010	Number Exercisable at July 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value (CDN)	Aggregate Intrinsic Value at July 31, 2010 (CDN)
$3.00	34,000	34,000	0.04	2.45	$57,711
$6.00	465,000	465,000	0.51	5.02	-
$25.00	731,667	731,667	0.75	26.06	-
$50.00	50,000	50,000	1.00	34.60	-
	1,280,667	1,280,667	0.65		$57,711

The 1,280,667 OQI Sask options outstanding at July 31, 2010 represent 10,539,889 OQI Sask Exchangeable Shares that would be issued on exercise of the OQI Sask options as a result of the completion of the acquisition of the non-controlling interest in OQI Sask (see note 9).

As at July 31, 2010, the Company had no unrecognized stock option compensation expense related to the OQI Sask options.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to consolidated Financial Statements
(Unaudited)

9.	OQI SASK EXCHANGEABLE SHARES AND PREFERRED STOCK

Holders of OQI Sask common shares received Exchangeable Shares which can be exchanged into shares of OQI common stock at any time at each holder’s option or by the Company upon the occurrence of certain events or any time thereafter on August 14, 2013 if the holder has yet to exchange the shares.  Transactions in Exchangeable Shares during the three months ended July 31, 2010 are detailed below.  For voting purposes holders of Exchangeable Shares are represented by one outstanding Series B preferred share which carries a number of votes equal to the number of Exchangeable Shares then outstanding.

	OQI Sask Exchangeable Shares	OQI Sask Exchangeable Shares issuable on exercise of OQI Sask options	Total Exchangeable Shares
Balance, April 30, 2010	21,409,935	10,856,744	32,266,679
OQI Sask options exercised (note 8)	316,855	(316,855)	-
Exchangeable Shares exchanged into OQI common shares	(316,855)	-	(316,855)

Balance, July 31, 2010	21,409,935	10,539,889	31,949,824

10.	COMMON STOCK

On May 10, 2010, the Company issued 10.5 million flow-through shares at $1.00 CDN ($0.995 USD) and 9.2 million common shares at $0.85 USD per share for gross proceeds of $18.6 million CDN ($18.1 million USD) pursuant to a non-brokered private placement.

Under the terms of the flow-through shares issued on May 10, 2010, the Company has not yet filed the renouncement of the tax benefits related to the incurred flow-through expenditures. At July 31, 2010, the tax effect of the renounced deductions has not been recognized in the financials and an amount of $10.5 million CDN ($10.1 million USD) remains to be renounced with the tax authorities.

11.	STOCK OPTIONS

Stock based compensation generally takes the form of equity classified stock options granted to employees and non-employees. Options are granted under the Company’s 2006 Stock Option Plan and vest over various terms – generally 18 months to three years. One set of option grants included a performance condition based upon achieving a defined bitumen in place barrel count. Two other sets of option grants included both a market condition based upon total shareholder return over a three year period and performance conditions based upon achieving a combination of defining a reservoir recovery configuration and achieving a defined bitumen in place barrel count.  The fair value of the options containing the performance and market conditions were estimated at the date of grant and amortization of these amounts commences when satisfaction of the performance conditions becomes probable.

The following summarizes our stock option activity under the Company’s 2006 Stock Option Plan for the three months ended July 31, 2010:

	Options	Weighted- Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at April 30, 2010	23,733,560	$3.25	$2.49
Granted	4,567,474	0.81	0.55
Forfeited and expired	(1,963,143)	4.01	1.88
Outstanding at July 31, 2010	26,337,891	$2.78	$2.24	-
Exercisable at July 31, 2010	15,858,121	$3.76	$3.13	$-

Of the total number of outstanding options at July 31, 2010, 5,400,000 options are subject to market and performance conditions with a weighted average grant date fair value of $0.57 per option.  As of July 31, 2010 these options have not yet vested and no stock based compensation expense has been recognized as achievement of the required performance and market conditions is not probable.

 The weighted-average remaining contractual term of vested and exercisable options at July 31, 2010 was 3.9 years.

In addition to the above, OQI Sask has 1,280,667 outstanding options which may be exercised and exchanged into OQI Sask Exchangeable Shares whereby up to an additional 10,539,889 OQI common shares may be issued (notes 8 and 9).

During the three months ended July 31, 2010, 1,517,474 options were granted and accounted for using the Black-Scholes option-pricing model and 3,050,000 options were granted and accounted for using the trinomial option-pricing model.  The trinomial option-pricing model takes into account the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination, the possibility that the market condition may not be satisfied and the impact of the possible differing stock price paths.   The following weighted average assumptions were used to determine the fair value of the options granted during the three months ended July 31, 2010:

Black Scholes
Expected Life (years)	4.02
Risk free interest rate	2.62%
Expected volatility	97.27%
Dividend yield	0%

There were no options granted in the three months ended July 31, 2009.

As at July 31, 2010, the Company had unrecognized stock option compensation cost of $1,528,376 which will be recorded in future periods as options vest. The expense is expected to be recognized over a weighted-average period of 1.4 years.  As at July 31, 2010, there were 10,479,770 unvested options with a weighted average grant date fair value of $0.90.  The weighted average grant date fair value of options that vested and were forfeited during the period was $0.72 and $0.86 respectively.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

12.	WARRANTS

At July 31, 2010, 17,537,500 warrants to purchase that same number of shares of common stock at $1.10 are outstanding, with an expiry date of May 12, 2011. There was no share purchase warrant activity for the three months ended July 31, 2010.

13.         FAIR VALUE MEASUREMENTS

Certain of the Company’s assets are reported at fair value in the accompanying balance sheet. The following tables provide fair value measurement information for such assets as of July 31, 2010 and April 30, 2010.

	As of July 31, 2010 (in thousands)
			Fair Value Measures Using:
	Carrying Amount	Total Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Available for sale equity securities	$64	$64	$64	$-	$-

	As of April 30, 2010 (in thousands)
			Fair Value Measures Using:
	Carrying Amount	Total Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Available for sale equity securities	$65	$65	$65	$-	$-

14.	RELATED PARTY TRANSACTIONS

The son of a director of the Company is a 50% shareholder of a company that facilitated local on-site kitchen labor and catering functions to the Company for field operations.  For the three months ended July 31, 2010, $24,952 (2009 – $147,045) has been included in exploration expense. These transactions are in the normal course of operations. As at July 31, 2010, nil (April 30, 2010 - nil) was payable to the above mentioned company. The contract with this company was terminated on March 31, 2010.

The brother of a director of the Company is a 50% shareholder of a company that provides geophysical and geological analysis to the Company. For the three months ended July 31, 2010, nil (2009 - $59,884) has been included in exploration expense. These transactions are in the normal course of operations. As at July 31, 2010, the Company had nil (April 30, 2010 – nil) payable to the above mentioned company. The contract with this company was terminated on November 16, 2009.

15.	CONTINGENCIES AND COMMITMENTS

Contingency

On February 24, 2010, a derivative action entitled Make a Difference Foundation Inc. v. Hopkins, et al., Case No.  10-CV-00408, was filed in United States District Court for the District of Colorado by plaintiff  Make a Difference Foundation, Inc.  The derivative action names the following individual defendants:  Christopher H. Hopkins, T. Murray Wilson, Ronald Blakely, Paul Ching, Brian MacNeill, Ronald Phillips, John Read, Gordon Tallman, Pamela Wallin, Thomas Milne and W. Scott Thompson (the “Individual Defendants”).  In addition, the Company is named as a nominal defendant.  Plaintiff asserts, among other things, claims for waste and breaches of the fiduciary duty of loyalty and good faith by the defendants stemming from the Company's approval of the proposed sale of the Company's Pasquia Hills assets to Canshale Corp.  The plaintiff seeks unspecified damages on behalf of the Company, restitution on behalf of the Company, and reasonable costs and expenses including counsel fees and experts' fees.  On May 18, 2010, the Company and the Individual Defendants filed motions to dismiss the lawsuit.  On July 16, 2010, Plaintiff filed an Amended Verified Derivative Complaint that asserts similar claims and damages as the initial complaint.  In response to the Company’s announcement that the sale of the Company’s Pasquia Hills assets to Canshale Corp. was cancelled, the plaintiff has indicated it will seek leave to file another amended complaint by September 8, 2010.   The Company and the Individual Defendants will review the allegations in the amended complaint and respond accordingly.  To the extent the amended complaint is based on similar allegations advanced by the plaintiff in the prior complaints, the Company and the Individual Defendants believe the claims are wholly without merit and will seek dismissal of the amended complaint.

Commitments

The Company is subject to annual lease rentals, minimum exploration expenditures and work commitments related to its exploration permits, licenses and lease assets. For details of these required expenditures, refer to note 6.

On May 10, 2010, the Company issued 10.5 million flow-through shares at $1.00 CDN ($0.995 USD) and 9.2 million common shares at $0.85 USD per share for gross proceeds of $18.6 million CDN ($18.1 million USD) pursuant to a non-brokered private placement.  The Company has a commitment to spend $10.5 million CDN ($10.1 million USD) by December 31, 2010 and at July 31, 2010 the Company had spent $3.2 million CDN ($3.1 million USD) of the required expenditure commitment (note 10).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses material changes in our results of operations and capital resources and uses for the three months ended July 31, 2010, compared to the three months ended July 31, 2009, and our financial condition and liquidity since April 30, 2010.  It is presumed that readers have read or have access to our 2010 Annual Report on Form 10-K/A, which includes disclosure regarding critical accounting policies and estimates as part of Management’s Discussion and Analysis of Financial Condition and Results of Operation.  Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.  All future payments in Canadian dollars have been converted to U.S. dollars using an exchange rate of $1.00 U.S. = $1.029 CDN, which was the July 31, 2010 exchange rate.
Overview

Three Months Ended July 31, 2010

•
We completed a non-brokered private financing for 10.5 million flow-through shares at $1.00 CDN ($0.995 USD) and 9.2 million common shares at $0.85 per share for gross proceeds of $18.6 million CDN ($18.1 million USD).

•
We filed an application to the Saskatchewan Ministry of Environment (SME) for the approval of a 30,000 BPD commercial project at Axe Lake.  This application is the first step in the process for the approval of a commercial development.

•	We were granted a one year extension, to May 31, 2011, of our oil sands permits in northwest Saskatchewan.
•	We announced an updated independent third party resource estimate for our properties.
•
We continued preparation for the SAGD pilot, including engineering design to modify the existing facilities for the pilot and the procurement of materials with certain long lead times for the facilities and horizontal wells.

•	We drilled four additional delineation wells in the Axe Lake area in order to meet minimum commitments for certain permit retention as well as increase resource understanding.
•	We provided an update of our progress at the TD Newcrest Unconventional Oil Forum held in Calgary on July 14, 2010.
•	We announced the cancellation of the sale of our non-core assets at Pasquia Hills.
•	We continued to discuss the scope and timing of our corehole re-abandonment program with the Saskatchewan regulators.

Operations Summary:

Exploration Programs

During the three months ended July 31, 2010, we focused on developing our 2010/2011 oil sands exploration plans for the Wallace Creek area following our successful drilling program in early 2010. These planning activities included scouting and surveying exploration drilling targets, preparing regulatory applications and initiating consultation processes for approval of a winter drilling program.

We filed for and received approval for the second of three one-year extensions of our Saskatchewan oil sands permits. We may seek and be granted an additional one year extension of each permit if the Company continues to meet its obligations under the terms of the permits and the Oil and Gas Conservation Regulations, 1985.

We also relinquished our two northernmost land permits in Saskatchewan (permits 213 and 215) as we focus our exploration and development opportunities to include only those lands that recent exploration activity has demonstrated to be prospective. The relinquishment of these permits did not impact our resource estimates or development plans.  Please see below under the section titled “Outlook” for a more detailed description of the Company’s land strategy.

Axe Lake Area – Reservoir Development Activities

In July 2010 we drilled 4 wells to confirm the extent of the reservoir at Axe Lake and to satisfy our permit retention work obligations on the Saskatchewan permits.  The objective of these wells was to provide additional information on the geology in the area and will not have a significant impact on our assessment of the resource in the Axe Lake area.

We are continuing with the additional processing and interpretation of the 1,847 kilometres (1,149 miles) of 2-D and 3-D seismic data in order to correlate this information to the results of the overburden drilling program and the Summer 2010 drilling program at Axe Lake. This interpretation of the seismic data and the correlation of the well information will be used to assist in the placement of the well pads for commercial development as well as mapping the glacial till overburden over areas where we currently lack well control.

We filed a proposal to the Saskatchewan Ministry of Environment (SME) for approval to produce up to 30,000 barrels per day of bitumen using steam-assisted gravity drainage (SAGD). Filing with the SME is the first step in a two-stage process to apply for approval of a commercial lease for oil sands development. This proposal provides the complete vision for the project, giving the regulator helpful context when approving testing activity and giving all stakeholders clarity around the long-term development plans. The second stage of the process consists of an application for commercial project approval to SMER that will be submitted following the successful completion of the SAGD pilot.

The proposed project includes components typical of SAGD operations such as multi-well production pads of horizontal well pairs, and a central processing and bitumen treatment facility that includes produced fluid separation, water recycling, steam generation and tank storage facilities. Options for site access, utility service corridors, bitumen transportation, electricity and natural gas supplies are also being evaluated.

We also filed for and received approval for a SAGD pilot at Test Site 1. The pilot consists of one 100 meter long horizontal well pair, with the upper well placed five meters below the glacial till cap, or overburden, and will also make use of the existing surface facilities. The SAGD pilot will demonstrate the steam containment properties of the glacial till cap and provide information essential for the front-end engineering design for the commercial development.

Development of a commercial project remains subject to financing, regulatory and other contingencies such as successful reservoir tests, board of directors’ approvals, and other risks inherent in the oil sands industry (See "Risk Factors" section of our Form 10-K/A for the year ended April 30, 2010).

Environmental and Regulatory

Our Saskatchewan oil sands permits were granted in 2004 and are for five year terms ending in 2009.  Each permit allows for an option to request three additional year long extensions.  On June 21, 2010 we received approval for the second of the possible three one-year extensions.  The Company may elect to seek an additional one-year extension for the oil sands permits in May 2011, and may elect to convert these permits to lease prior to the expiry of these permits. While we expect that our application for extension will be granted, approval requires that certain conditions are met and that the Company is in compliance with the Oil and Gas Conservation Regulations, 1985.  Please see below under the section titled “Outlook” for further detail on the Company’s land strategy.

The Company is in discussion with SME to assess a re-abandonment issue relating to the abandonment of early exploration coreholes.  We have drilled 355 exploration coreholes in Saskatchewan and during a review of our development plans and well records, we determined that 210 of the early-year wells were not abandoned to meet our thermal development requirements or were not abandoned in accordance with the regulatory requirements.

Our first priority is to re-abandon 55 coreholes that are within the potential commercial development area at Axe Lake.  We intend to apply for waivers on the remaining 155 coreholes, the majority of which are located outside the current potential commercial development area and the regulator has indicated that they are willing to consider such waivers on a case by case basis.  Our waiver applications will be based on the fact that these coreholes fall outside the current commercial development area and are therefore located in areas that are not expected to be economically recoverable.  We have included approximately 108 coreholes in our management best estimate of the re-abandonment costs as described in our financial statements.  These 108 coreholes represent coreholes in or adjacent to the commercial development area plus a portion of the coreholes we intend to seek waivers on.  Our best estimate of the cost to complete this program over the next five years is $29 million.

Pasquia Hills Oil Shale Area

Pasquia Hills Oil Shale Permit Area

In September and October 2009, we drilled and logged 12 exploration test holes on our oil shale prospect in eastern Saskatchewan with ten out of twelve holes drilled experiencing meaningful intercepts of oil shale of up to 37.0 meters in thickness.  A geologic assessment of our permit lands based on the drill results, together with the data obtained from legacy drilling, has been prepared by Norwest Corp. including an estimate of Petroleum Initially-in-Place.

On July 30, 2010, we cancelled a transaction to sell the Pasquia Hills assets to Canshale Corp. as they were unable to meet the minimum financing requirement that was a condition for the transaction to close.

The management and Board of Directors of OQI have recognized that retaining and developing the Pasquia Hills oil shale deposits over the remaining permit life would require considerable time, effort and financial resources at the same time that OQI is in the process of exploring and developing its significant portfolio of oil sands assets. In August of 2010, we announced that we would continue to review strategic alternatives for the oil shale assets following the cancellation of the sale to Canshale Corp.

Outlook

On August 17, 2010 we announced that we had initiated a process to explore strategic alternatives for enhancing shareholder value. The Board’s decision reflects careful consideration of our current financial position and the capital required to execute the business plan. In light of the significant incremental capital required to advance the exploration and development of the oil sands assets in Saskatchewan and Alberta, the Board determined that it is in the best interests of shareholders to engage financial advisors and formally explore all alternatives. The process of exploring and evaluating strategic alternatives will be overseen by a Special Committee chaired by Ronald Blakely, and including Brian MacNeill and Paul Ching. The Special Committee will consider all alternatives to increase shareholder value, including strategic financing opportunities, asset divestitures, joint ventures and/or a corporate sale, merger or other business combination, and will ultimately recommend a course of action to the Company’s full Board. We have retained TD Securities Inc. as a financial advisor to assist us with this process.

Upon developing the multi-year capital program for all of these plans and assessing its options to ensure near-term liquidity in the current market environment, we have decided to put our SAGD pilot and Wallace Creek drilling plans on hold to preserve capital while pursuing strategic alternatives and seeking additional capital.

There can be no assurance that the review of strategic alternatives will result in a financing or a sale of the company or in any other transaction. There is no timetable for the review, and the Company does not intend to comment further regarding the evaluation of strategic alternatives unless the Board agrees to a definitive transaction or the process is concluded. The Company may seek interim financing as required while the strategic alternatives process unfolds.

Our reservoir development and exploration activities over the next few months will be focused on a review of our lands to optimize our land base and in preparation for the application to extend our permits in Saskatchewan.

At this time, we anticipate that our activities will focus on the retention of portions of PS00208 and PS00210 in the Axe Lake area and their conversion to leases.  The permits are currently held under the Oil Shale Regulations, 1964 (1964 Regulations).  The conversion to lease requirements under the 1964 Regulations are more stringent then under the Petroleum and Natural Gas Regulations, 1969 (1969 Regulations) and we are currently working with SMER to allow us to transfer our oil sands permits from the 1964 Regulations to the 1969 Regulations in order to take advantage of the less stringent conversion from permit to lease rules.   The outcome of these discussions is not a certainty.

We would also expect high likelihood of relinquishment of the balance of our lands in Saskatchewan as we do not believe that the lands to the south of the Axe Lake area are prospective, either due to the presence of interbedded water in the reservoirs that would not allow for commercial development or lack of bitumen in the reservoirs in the licenses in the southern portion of our Saskatchewan lands.  Our assessment of the Saskatchewan Oil Sands Licenses has resulted in the recognition of an impairment of $2.4 million ($1.7 million net of tax) in the financial statements as of and for the three months ended July 31, 2010. Further, we have found interbedded water areas in our East Raven Ridge area.  Further analysis of these lands’ prospectivity is underway and may result in relinquishment of certain of our East Raven Ridge lands in Alberta.  The relinquishment of these lands will have no impact on the Company's current resource estimates or development plans.

Over the next twelve months, we plan to continue the analytical activities necessary to evaluate the recoverability of our oil sands resources at Axe Lake, Wallace Creek and Raven Ridge.  Further delineation drilling is required in the northern and eastern Wallace Creek area, and the southern Raven Ridge area in order to satisfy permit retention requirements.   Whether or not the Company is able to complete this delineation drilling and retain certain portions of these permits not yet delineated is subject to the availability of capital.

Based on the delineation drilling results to date and our knowledge of the regional geology, we believe there is good potential for that project area to ultimately support an additional 30,000 barrels per day commercial project.  This assessment is subject to a further delineation drilling and the availability of capital to complete this drilling.

Based on our review of publicly available drilling data and an analysis of our own delineation drilling to date, the reservoir in our West Raven Ridge area adjacent to Cenovus Energy Inc.’s (“Cenovus”) Borealis Project appears to be very similar geologically.  Both reservoirs have relatively thick net bitumen pay and significant amounts of top and bottom water associated with them.  Cenovus has submitted an application to the Energy Resources Conservation Board of Alberta to develop their property and, while we do not yet have the commercial or technical wherewithal to commercially develop our West Raven Ridge area, the reservoir may be developed using a similar recovery scheme as is planned by Cenovus.

Liquidity and Capital Resources

At July 31, 2010, the Company held cash and cash equivalents totaling $29.5 million.

On May 10, 2010, the Company issued 10.5 million flow-through shares at $1.00 CDN ($0.995 USD) and 9.2 million common shares at $0.85 USD per share for gross proceeds of $18.6 million CDN ($18.1 million USD) pursuant to a non-brokered private placement.

There is significant uncertainty about our ability to continue as a going concern. This means that without additional funding we may not be able to continue our operations beyond the next twelve months.  Additional financing will also be required if our activities are changed in scope or if actual costs differ from estimates of current plans.

There is no assurance that debt or equity financing or joint venture partner arrangements will be available to us on acceptable terms, if at all, to meet our requirements. The Company has no revenues, and its operating results, profitability and the future rate of growth depend solely on management’s ability to successfully implement the business plans and on the ability to raise additional capital.  See “Outlook” above.

The consolidated financial statements have been prepared assuming that we will continue as a going concern.

Results of Operations

Net loss

Three months ended July 31, 2010 as compared to three months ended July 31, 2009.  The Company experienced a net loss of $16.0 million or $0.05 per share for the three months ended July 31, 2010 as compared to a net loss of $4.8 million or $0.02 per share for the three months ended July 31, 2009. The increase in the net loss as compared to the prior year is due to $8.0 million ($5.9 million net of tax) of additional asset retirement obligations revised during the period in relation to the re-abandonment of a certain number of wells in the Axe Lake area.  As well, the Company recognized an impairment of $2.4 million ($1.7 million net of tax) due to the high probability of relinquishing our Saskatchewan Oil Sands Licenses.  The increase is also caused by foreign exchange activity, whereas a gain of $3.2 million was recorded during the three months ended July 31, 2009 as a result of holding Canadian funds with an appreciation of the Canadian dollar value versus the U.S. dollar compared to a loss of $0.3 million recorded during the current period. The Company expects to continue to incur operating losses and will continue to be dependent on additional sales of equity or debt securities and/or property sales or joint ventures to fund its activities in the future.

Exploration costs

Three months ended July 31, 2010 as compared to three months ended July 31, 2009.  Exploration costs for the three months ended July 31, 2010 were $11.7 million (2009 - $3.6 million). Exploration expenditures in the three months ended July 31, 2010 related mainly to the drilling of four additional delineation wells in the Axe lake area in order to satisfy the permit retention requirements on our northern permits in Saskatchewan. The increase in exploration costs during the three month period ended July 31, 2010 is due to $8.0 million of additional asset retirement obligations that were revised during the current period in relation to the re-abandonment of a certain number of wells in the Axe Lake area. The Operations Summary above provides a summary of the exploration activities conducted in the three months ended July 31, 2010.

General and administrative

Corporate

Three months ended July 31, 2010 as compared to three months ended July 31, 2009.  General and administrative expenses settled with cash for the three months ended July 31, 2010 were $3.8 million (2009 - $3.8 million).  Expenditures in the three month period ended July 31, 2010 consist of salaries ($1.5 million), legal and other professional fees ($1.2 million) and general office costs ($1.1 million).  General and administrative expenses in the three months ended July 31, 2009 consist of salaries ($2.1 million), legal and other professional fees ($0.7 million) and general office costs ($1.0 million).  At July 31, 2010 there were 46 employees including 5 seasonal field employees, and at July 31, 2009 there were 48 employees including 8 seasonal field employees. The decrease in salaries and wages during the current period occurred as result of severances paid during the three month period ended July 31, 2009.

Stock-based compensation

Three months ended July 31, 2010 as compared to three months ended July 31, 2009:  Stock-based compensation expense for the three months ended July 31, 2010 was $1.0 million (2009 – $1.7 million) and consists of stock-based compensation related to the issuance of options to directors, officers, employees and consultants.   The decrease during the current period compared to the same period in the prior year is mainly due to 4.1 million of options that were forfeit after July 2009.  Stock-based compensation is a non-cash expense.

Foreign exchange loss (gain)

Three months ended July 31, 2010 as compared to three months ended July 31, 2009. A foreign exchange loss of $0.3 million (2009 — gain of $3.2 million) resulted from holding Canadian dollar cash in the parent company with a US dollar functional currency when the value of the Canadian dollar decreased as compared to the U.S. dollar during the current period.

Depreciation and accretion

Three months ended July 31, 2010 as compared to three months ended July 31, 2009.  Depreciation and accretion expense for the three months ended July 31, 2010 was $1.1 million (2009 - $0.4 million).  Depreciation expense relates to camp facilities, equipment and corporate assets which are being depreciated over their useful lives of three to five years. Accretion expense relates to the asset retirement obligation recognized on the airstrip, camp site, access roads and reservoir test sites which are being brought into income over a period of five to thirty years. The increase during the three month period ended July 31, 2010 compared to the same period last year is mainly due to the additional accretion on asset retirement obligation as a result of the recognition of a re-abandonment obligation of a certain number of wells in the Axe Lake area that was identified in the previous fiscal year.

Impairment

Three months ended July 31, 2010 as compared to three months ended July 31, 2009. The impairment for the three months ended July 31, 2010 was $2.0 million (2009 – nil) and included a $2.4 million impairment recognized on the Saskatchewan Oil Sands Licenses due to their high likelihood of relinquishment at July 31, 2010. This amount is also net of an impairment reduction of $0.4 million on assets held for sale representing the change between the previous carrying amount measured as fair value less costs to sell and the fair value on July 30, 2010, the date of change from assets held for sale to assets held and used.

Interest and other income

Three months ended July 31, 2010 as compared to three months ended July 31, 2009.  Interest income for the three months ended July 31, 2010 was $0.01 million (2009 - $0.06 million).  Interest income is earned because the Company pre-funds its activities and the resulting cash on hand which is invested in short-term deposits. The decrease in interest income this quarter as compared to the same quarter in the prior year reflects the decrease in short term investments and the decrease in market interest rates over the intervening year.

Deferred income tax benefit

Three months ended July 31, 2010 as compared to three months ended July 31, 2009.  The deferred income tax benefit for the three months ended July 31, 2010 was $3.9 million (2009 - $1.5 million) and relates to the tax benefit that is generated by expensing all exploration costs.  The amount also includes $0.5 million of tax benefits related to the $2.0 million impairment activity of the current period, primarily in relation to the impairment of the Saskatchewan Oil Sands Licenses.  The increase in deferred tax benefit in the current period compared to the same period last year relates to additional asset retirement obligations that were recorded during the period.  The Company has generated deferred tax benefits by expensing all exploration costs for accounting purposes while capitalizing these costs for income tax purposes. This results in a higher tax basis for the Company’s property and equipment when compared to their carrying value. The deferred tax liability reported on the balance sheet is mainly related to the book value of property which will not be deductible for tax purposes and is related to the Company’s 2006 acquisition of the minority interest in OQI Sask.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk set forth in our form 10-K/A.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision of, and with the participation of our acting Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.   Based on the evaluation as of July 31, 2010 our acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15e) under the Securities Exchange Act of 1934) were effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our acting Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting.  There were no changes in our internal control over financial reporting during the period covered by this report on Form 10-Q that have materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On February 24, 2010, a derivative action entitled Make a Difference Foundation Inc. v. Hopkins, et al., Case No.  10-CV-00408, was filed in United States District Court for the District of Colorado by plaintiff  Make a Difference Foundation, Inc.  The derivative action names the following individual defendants:  Christopher H. Hopkins, T. Murray Wilson, Ronald Blakely, Paul Ching, Brian MacNeill, Ronald Phillips, John Read, Gordon Tallman, Pamela Wallin, Thomas Milne and W. Scott Thompson (the “Individual Defendants”).  In addition, the Company is named as a nominal defendant.  Plaintiff asserts, among other things, claims for waste and breaches of the fiduciary duty of loyalty and good faith by the defendants stemming from the Company's approval of the proposed sale of the Company's Pasquia Hills assets to Canshale Corp.  The plaintiff seeks unspecified damages on behalf of the Company, restitution on behalf of the Company, and reasonable costs and expenses including counsel fees and experts' fees.  On May 18, 2010, the Company and the Individual Defendants filed motions to dismiss the lawsuit.  On July 16, 2010, Plaintiff filed an Amended Verified Derivative Complaint that asserts similar claims and damages as the initial complaint.  In response to the Company’s announcement that the sale of the Company’s Pasquia Hills assets to Canshale Corp. was cancelled, the plaintiff has indicated it will seek leave to file another amended complaint by September 8, 2010.   The Company and the Individual Defendants will review the allegations in the amended complaint and respond accordingly.  To the extent the amended complaint is based on similar allegations advanced by the plaintiff in the prior complaints, the Company and the Individual Defendants believe the claims are wholly without merit and will seek dismissal of the amended complaint.

Item 1A.  Risk Factors

There have been no material changes to the information in the Risk Factors identified in Item 1A in our Annual Report on Form 10-K for the year ended April 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

10.1             Executive Employment Agreement for Leigh Peters dated August 1, 2008.

31.1           Certification of acting CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2           Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1           Certification of acting CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

OILSANDS QUEST INC.

Date: September 8, 2010	By:	/s/ Brian F. MacNeill
Brian F. MacNeill, Acting Chief Executive Officer

Date: September 8, 2010	By:	/s/ Garth Wong
Garth Wong, Chief Financial Officer and Chief Accounting Officer