Form 10-Q/A
period 2010-07-31
Oilsands Quest Inc
filed 2010-09-09
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________.

COMMISSION FILE NUMBER:  001-32994

OILSANDS QUEST INC.
(Exact name of issuer as specified in its charter)

Colorado	98-0461154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

Oilsands Quest Inc. inadvertently omitted the Certifications of its acting Chief Executive Officer and its Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and the Certifications of its acting Chief Executive Officer and its Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from its quarterly report on Form 10-Q for the quarterly period ended July 31, 2010, filed on September 8, 2010 (the "Original Filing").  Item 6 of Part II of the Original Filing is amended by this Form 10-Q/A solely to include Exhibits 31.1, 31.2, 32.1 and 32.2.

i

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

OILSANDS QUEST INC.

Date: September 9, 2010	By:	/s/ Brian F. MacNeill
Brian F. MacNeill, Acting Chief Executive Officer

Date: September 9, 2010	By:	/s/ Garth Wong
Garth Wong, Chief Financial Officer and Chief Accounting Officer