Form 10-Q
period 2010-10-31
Oilsands Quest Inc
filed 2010-12-06
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010
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

As of December 3, 2010 there were 342,153,483 shares of common stock issued and outstanding.

OILSANDS QUEST INC.
FORM 10Q FOR THE QUARTER ENDED
October 31, 2010

Part I. Financial Information
Forward-Looking Statements
Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheets as of October 31, 2010 and April 30, 2010	1
	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended October 31, 2010 and 2009 and for the Period from Inception on April 3, 1998 to October 31, 2010	2
	Unaudited Consolidated Statements of Stockholders’ Equity for the Six Months Ended October 31, 2010 and 2009	3
	Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended October 31, 2010 and 2009 and for the Period from Inception on April 3, 1998 to October 31, 2010	4
	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended October 31, 2010 and 2009 and for the Period from Inception on April 3, 1998 to October 31, 2010	5
	Unaudited Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	(Removed and Reserved)	22

Item 5.	Other Information	22

Item 6.	Exhibits	22
	Signatures	23

Cautionary Statement about Forward-Looking Statements

The following includes certain statements that may be deemed to be "forward-looking statements."  All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements.  Such forward-looking statements include discussion of such matters as:

•	our ability to operate as a going concern beyond September 30, 2011;
•	the outcome of our process to explore strategic alternatives;
•	the amount and nature of future capital, development and exploration expenditures;
•	the extent and timing of exploration and development activities;
•	business strategies and development of our business plan and exploration programs;
•	potential reservoir recovery optimization process;
•	the preliminary engineering and economic assessment program for a first commercial project;
•	potential relinquishment of certain of our oil sands permits and licenses;
•	anticipated cost of our asset retirement obligations, including the extent and timing of our core hole re-abandonment program;
•
our plans to negotiate with the Saskatchewan Ministry of Energy and Resources (SMER) respecting the transfer of our Saskatchewan oil sands permits from the Oil Shale Regulations to the Oil and Natural Gas Regulations;

•
the possible effects of our restatement of our financial statements and other financial information for the years ended April 30, 2008 and 2007 and the interim periods from July 31, 2008 through January 31, 2009 and for the interim period ended July 31, 2009.

Forward-looking statements also typically include words such as "anticipate", "estimate", "expect", "potential", "could" or similar words suggesting future outcomes.  Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

The Company is under no duty to update any of these forward-looking statements after the date of this report, except as required by law.  You should not place undue reliance on these forward-looking statements.

It is presumed that readers have read or have access to our 2010 Annual Report filed on Form 10-K/A which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  All future payments in Canadian dollars have been converted to United States dollars using an exchange rate of $1.00 U.S. = $1.0188 CDN, which was the October 31, 2010 exchange rate.  Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	October 31, 2010	April 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$17,763	$18,642
Restricted cash (note 4)	922	-
Accounts receivable	463	1,421
Prepaid expenses	315	739
Available for sale equity securities	94	65
Total Current Assets	19,557	20,867

Property and Equipment (note 6)	446,486	458,168
Assets held for sale (note 5)	12,834	5,059
Total Assets	$478,877	$484,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (note 14)	$898	$1,606
Accrued liabilities	5,923	2,626
Flow-through share premium liability	1,098	-
Total Current Liabilities	7,919	4,232

Deferred Taxes	59,406	62,516
Asset Retirement Obligation (note 7)	22,009	17,485
Liabilities related to assets held for sale (note 5)	1,209	1,146

Stockholders’ Equity:
Capital Stock
Preferred Stock, par value of $0.001 each, 10,000,000 shares authorized, 1 Series B Preferred share outstanding (note 9)	-	-
Common Stock, par value of $0.001 each, 750,000,000 shares authorized, 314,251,683 and 292,491,188 shares outstanding at October 31, 2010 and April 30, 2010 respectively (note 10)	314	292
Additional Paid-in Capital	775,522	758,007
Deficit Accumulated During Development Stage	(420,311)	(395,196)
Accumulated Other Comprehensive Income	32,809	35,612
Total Stockholders’ Equity	388,334	398,715
Total Liabilities and Stockholders’ Equity	$478,877	$484,094

Going concern (note 1)
Contingencies and commitments (note 15)
Subsequent events (notes 1 and 16)

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share data and per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,		From Inception on April 3, 1998 through
	2010	2009	2010	2009	to October 31, 2010
Expenses
Exploration	$1,701	$8,072	$13,072	$11,424	$266,467
General and administrative
Corporate	5,280	3,289	9,012	7,019	67,315
Stock-based compensation (notes 8 and 11)	(1)	1,079	967	2,815	147,793
Foreign exchange (gain) loss	(81)	130	203	(3,114)	(345)
Depreciation and accretion	1,117	565	2,221	1,013	7,753
	8,016	13,135	25,475	19,157	488,983
Other Items
Interest income	(30)	(11)	(44)	(70)	(6,476)
Impairment on unproved properties (note 6(b))	61	-	2,456	-	2,456
Loss before deferred income tax	8,047	13,124	27,887	19,087	484,963
Deferred income tax expense (benefit)	902	(484)	(2,956)	(1,892)	(64,407)

Net loss from continuing operations	8,949	12,640	24,931	17,195	420,556
Net loss from discontinued operations (note 5)	185	569	184	811	7,449
Net loss	9,134	13,209	25,115	18,006	428,005
Net loss attributable to non-controlling interest	-	-	-	-	(7,694)
Net loss attributable to common stockholders	$9,134	$13,209	$25,115	$18,006	$420,311

Net loss from continuing operations per share - Basic and Diluted	$0.03	$0.04	$0.08	$0.06
Net loss from discontinued operation per share - Basic and Diluted	0.00	0.00	0.00	0.00
Net loss attributable to common stockholders per share - Basic and Diluted	$0.03	$0.04	$0.08	$0.06

Weighted average number of common stock outstanding	334,167,607	302,647,372	332,898,049	300,229,541

 See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(Unaudited)
(in thousands, except shares)

	Common Stock		Preferred Stock		Additional Paid in	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stage	Equity
Balance, April 30, 2010	292,491,188	$292	1	$-	$758,007	$35,612	$(395,196)	$398,715
Common stock and warrants issued for:
Cash	19,688,058	20	-	-	18,089	-	-	18,109
Stock-based compensation	-	-	-	-	967	-	-	967
Share issue costs	-	-	-	-	(167)	-	-	(167)
Premium on flow-through shares	-	-	-	-	(1,584)	-	-	(1,584)
Exchange of OQI Sask Exchangeable shares	2,072,437	2	-	-	(2)	-	-	-
Proceeds from exercise of OQI Sask Options	-	-	-	-	212	-	-	212
Other comprehensive income
Foreign exchange loss on translation	-	-	-	-	-	(2,803)	-	(2,803)
Net loss	-	-	-	-	-	-	(25,115)	(25,115)
Balance, October 31, 2010	314,251,683	$314	1	$-	$775,522	$32,809	$(420,311)	$388,334

Balance, April 30, 2009	241,559,549	$242	1	$-	$713,591	$(26,022)	$(330,715)	$357,096
Common stock and warrants issued for:
Cash	35,075,000	35	-	-	29,779	-	-	29,814
Stock option exercises	760,412	-	-	-	617	-	-	617
Exchange of OQI Sask Exchangeable shares	705,000	1	-	-	(1)	-	-	-
Stock-based compensation	-	-	-	-	2,815	-	-	2,815
Share issue costs	-	-	-	-	(2,005)	-	-	(2,005)
Other comprehensive income
Foreign exchange gain on translation	-	-	-	-	-	35,639	-	35,639
Net loss	-	-	-	-	-	-	(18,006)	(18,006)
Balance, October 31, 2009	278,099,961	$278	1	$-	$744,796	$9,617	$(348,721)	$405,970

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended October 31,		Six Months Ended October 31,		From Inception on April 3, 1998 through
	2010	2009	2010	2009	to October 31, 2010
Net loss	$(9,134)	$(13,209)	$(25,115)	$(18,006)	$(428,005)
Foreign exchange gain (loss) on translation	4,659	(155)	(2,803)	35,639	32,809
Unrealized loss on available for sale equity securities	-	-	-	-	(168)
Transfer of unrealized loss on available for sale equity securities to net loss	-	-	-	-	168
Comprehensive (loss) income	$(4,475)	$(13,364)	$(27,918)	$17,633	$(395,196)
Comprehensive loss attributable to non-controlling interest	-	-	-	-	7,694
Compehensive (loss) income attributable to common stockholders	$(4,475)	$(13,364)	$(27,918)	$17,633	$(387,502)

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended October 31,		From Inception on April 3, 1998 Through to October 31,
	2010	2009	2010
Operating Activities
Net loss	$(25,115)	$(18,006)	$(428,005)
Non-cash adjustments to net loss
Stock-based compensation	967	2,815	147,793
Deferred income tax benefit	(3,024)	(2,192)	(67,163)
Depreciation and accretion	2,221	1,013	7,753
Asset retirement cost expense (reduction)	8,087	(45)	22,772
Impairment on unproved properties	2,243	-	9,502
Other non-cash items	-	(6)	378
Asset retirement expenditures	(4,431)	-	(4,431)
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	848	2,983	(168)
Accounts payable and accrued liabilities	3,095	1,105	11,692
Changes in non-cash working capital related to assets held for sale	303	(1,310)	(273)
Cash Used in Operating Activities	(14,806)	(13,643)	(300,150)

Investing Activities
Property and equipment expenditures	(2,960)	(1,687)	(84,155)
Short-term investment	-	13,100	-
Restricted cash	(922)	-	(922)
Other investments	-	-	(548)
Cash Used in Investing Activities	(3,882)	11,413	(85,625)

Financing Activities
Issuance of shares for cash, net of issue costs	17,942	28,426	384,204
Shares issued on exercise of subsidiary options and warrants	212	-	4,505
Shares issued by subsidiary to non-controlling interest	-	-	7,664
Convertible debentures	-	-	8,384
Cash Provided by Financing Activities	18,154	28,426	404,757

Inflow of cash and cash equivalents	(534)	26,196	18,982
Effects of exchange rate changes on cash and cash equivalents	(345)	1,057	(1,219)
Cash and cash equivalents, Beginning of Period	18,642	6,986	-
Cash and cash equivalents, End of Period	$17,763	$34,239	$17,763
Non-Cash Financing Activities
Common stock issued for properties	$-	$-	$10,848
Warrants issued for properties	$-	$-	$1,764
Common stock issued for services	$-	$-	$10,505
Common stock issued for debt settlement	$-	$-	$28,401

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

1.	GOING CONCERN

To date, the Company has not earned revenue from any of its natural resource properties, and none of its estimated resources have been classified as proved reserves. The Company expects that significant additional exploration and development activities will be necessary to establish proved reserves, and to develop the infrastructure necessary to facilitate production, if any, from the estimated resources.  As at October 31, 2010, the Company had working capital of $11.8 million, including cash and cash equivalents of $17.8 million, and a deficit accumulated during the development phase of $420.3 million.

These financial statements have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The going concern basis assumes that the Company will continue its operations for the foreseeable future and realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  Future operations are dependent on the continued ability of the Company to raise funds through financings such as public offerings or private placements of debt or equity securities.  Management anticipates that the Company will be able to fund its activities through September 2011 with its current cash and cash equivalents as at October 31, 2010 and including the net proceeds of the November 5, 2010 public offering described in note 16.  Accordingly, significant uncertainty remains regarding the Company’s ability to continue as a going concern for the next twelve months.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended October 31, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K/A, that are of significance, or potential significance to the Company.

4.	RESTRICTED CASH

Restricted cash represents amounts on deposit with the Saskatchewan Ministry of Energy and Resources to act as collateral for unfunded liability under the Saskatchewan Oil and Gas Orphan Fund and the Licensee Liability Rating Program.  The restricted cash is in the form of a letter of guarantee maturing May 5, 2011.

5.	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Change in Discontinued Operations

As previously disclosed, the Company had reached an agreement to sell its Pasquia Hills oil shale properties to Canshale Corp., a private company formed by the former President and Chief Executive Officer of the Company (the “Purchaser”) for consideration of $1 million CDN ($0.9 million USD) in cash and 8,000,000 shares of the private company. The sale was conditional on the Purchaser raising a minimum financing amount as defined in the terms of the agreement. As Canshale Corp. was unable to secure the financing by the extended deadline of July 30, 2010, the Company announced on August 13, 2010 the cancellation of this transaction. The oil shale assets continue to be owned by the Company.

Given the cancellation of the transaction and the undertaking of a process to evaluate strategic alternatives considering many options for the properties of the Company and the Company as a whole (note 1), the Company determined that these assets, related liabilities and related operations were no longer to be presented as held for sale at July 31, 2010 nor were the operations to be presented as discontinued operations in the three month period ended July 31, 2010. As such, all amounts previously reported as discontinued were reclassified to continuing operations, the assets held for sale were reclassified to prepaid expenses, property and equipment and the liabilities related to assets held for sale were reclassified to the deferred taxes liability to which it solely related.

On September 22, 2010, the Company announced the undertaking of a process to divest the Alberta oil sands lease at Eagles Nest and the Saskatchewan oil shale permits at Pasquia Hills following a determination by the Board of Directors that these assets are non-core as both properties are located outside the Company’s primary project and discovery areas of Axe Lake, Wallace Creek and Raven Ridge. Accordingly, the Company has accounted for the Saskatchewan oil shale permits at Pasquia Hills and Alberta oil sands lease at Eagles Nest as discontinued operations in the six month period ended October 31, 2010 and has reclassified prior period financial statements to exclude the operating results of these properties from continuing operations. In addition, the assets held for sale have been reclassified from prepaid expenses and property and equipment, and the liabilities related to assets held for sale have been reclassified from the deferred taxes liability to which it solely related at October 31, 2010.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

At October 31, 2010, the assets held for sale have been measured at the lower of their carrying amount and fair value less costs to sell. The Company has estimated the fair value less costs to sell to exceed the carrying amount of the respective assets held for sale and, accordingly, no impairment has been recognized in the period.

A summary of financial information related to the Company’s discontinued operations for each of the periods presented is as follows:

	For the three months ended October 31,		For the six months ended October 31,		From Inception on April 3,1998 through
	2010	2009	2010	2009	to October 31, 2010
	(in thousands)	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Saskatchewan Oil Shale Rights (Permits (Permits)Pasquia Hills
Exploration costs	$37	$711	$345	$974	$2,863
Impairment of unproved properties	157	-	(213)	-	6,190
Loss before deferred income taxes	194	711	132	974	9,053
Provision for deferred income taxes	(52)	(192)	(36)	(263)	(2,444)
Net loss from discontinued operations	$142	$519	$96	$711	$6,609

Alberta Oil Sands Rights (Leases)
Exploration costs	$-	$(4)	$-	$(4)	$513
Corporate	59	73	120	141	638
Loss before deferred income taxes	59	69	120	137	1,151
Provision for deferred income taxes	(16)	(19)	(32)	(37)	(311)
Net loss from discontinued operations	$43	$50	$88	$100	$840

Total
Loss before deferred income taxes	$253	$780	$252	$1,111	$10,204
Provision for deferred income taxes	(68)	(211)	(68)	(300)	(2,755)
Net loss from discontinued operations	$185	$569	$184	$811	$7,449

A summary of financial information related to the Company’s assets held for sale and liabilities related to assets held for sale is presented as follows as at:

	October 31, 2010	April 30, 2010

Assets held for sale
Saskatchewan Oil Shale Rights	$5,008	$5,059
Alberta Oil Sands Rights (Leases)	7,826	-
	$12,834	$5,059

Liabilities related to assets held for sale
Saskatchewan Oil Shale Rights	$1,209	$1,146
Alberta Oil Sands Rights (Leases)	-	-
	$1,209	$1,146

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

5.	PROPERTY AND EQUIPMENT

	October 31, 2010	April 30, 2010
	(in thousands)	(in thousands)
Saskatchewan Oil Sands Rights
Permits	$400,608	$403,152
Licenses	2,514	2,301
Alberta Oil Sands Rights
Permits	35,292	35,478
Leases (note 5)	-	7,849

Equipment	14,819	14,894
Assets Under Construction	2,591	-
	455,824	463,674

Less: Accumulated Depreciation and Impairment	(9,338)	(5,506)
Net Book Value	$446,486	$458,168

a)	Saskatchewan Oil Sands Permits

As at April 30, 2010, the Saskatchewan oil sands permits comprised an area of approximately 508,080 acres. At July 31, 2010, following the relinquishment of two of its northernmost land permits (PS00213 and PS00215), the area totaled 398,861 acres. The oil sands permits were granted by the Province of Saskatchewan in 2004 under The Oil Shale Regulations, 1964 as amended, revised or substituted from time to time. The permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease, pursuant to these regulations has been granted. The initial five-year term of the permits expired on May 31, 2009 and the Company applied for and received the second of three one-year extensions of the permits as allowed under the regulation to May 31, 2011. The required exploration expenditures to hold the permits are $1.19 ($1.21 CDN) per acre for each year that the permits are extended.  The permits are also subject to a $0.04 per barrel royalty.  The Company is currently working with the regulators to re-abandon early exploration core holes.  As indicated by the Saskatchewan Ministry of Energy and Resources, it is possible that if the Company does not meet its obligations to re-abandon these core holes, it could result in the cancellation of the Axe Lake permits if the Company does not comply with the governing regulations.  See note 7.

b)	Saskatchewan Oil Sands Licenses

As at April 30, 2010 and October 31, 2010, the Saskatchewan oil sands licenses comprised an area totaling 109,920 acres. The licenses were granted by the Province of Saskatchewan on August 13, 2007, under The Petroleum and Natural Gas Regulations, 1969, as amended revised or substituted from time to time, for a term of five years for an aggregate cost of $2,514,449 ($2,561,720 CDN).  The licenses provide for the exclusive right to search for oil sands on the lands granted and to win, recover, extract, carry off, dispose of and sell the oils sands products found on the license lands.  The oil sands licenses provide the opportunity to convert up to 100% of the licenses to a production lease following the completion of specified work requirements. Licenses require annual rental payments of $0.70 ($0.71 CDN) per acre.  Subsequent to July 31, 2010, the Company determined that the presence of interbedded water in the reservoirs would not allow for commercial development in the near term. Accordingly, the value of the Saskatchewan Oil Sands Licenses was written down to zero at July 31, 2010 and an impairment provision of $2.5 million was recorded in the six months ended  October 31, 2010 ($2.4 million for the three months ended July 31, 2010).  The impairment is included in the accumulated depreciation and impairment.

c)	Alberta Oil Sands Permits

As at April 30, 2010 and October 31, 2010, four of the Alberta oil sands permits comprised an area totaling 67,053 acres (“Raven Ridge Prospect”).  The permits were granted by the Province of Alberta under the terms of Alberta's Mines and Minerals Act. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements.  Permits are granted for a five year primary term which expires on March 22, 2012 – 55,667 acres and August 10, 2011 – 11,386 acres, and require annual rental payments of $1.39 ($1.42 CDN) per acre.

As at April 30, 2010 and October 31, 2010, two of the Alberta oil sands permits comprised an area totaling 45,546 acres (“Wallace Creek Prospect”). The permits were granted by the Province of Alberta under the terms of Alberta's Mines and Minerals Act. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements.  Permits are granted for a five year primary term which expires January 24, 2013 and require annual rental payments of $1.37 ($1.42 CDN) per acre.

d)	Saskatchewan Oil Shale Permits (see note 5)

As at April 30, 2010 and October 31, 2010, the Company held seven oil shale exploration permits near Hudson Bay, Saskatchewan covering approximately 406,000 acres granted under The Oil Shale Regulations, 1964 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years which expire in September and October 2011.

The permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease, pursuant to these regulations has been granted. The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, as required.

Annual rentals are payable in advance as to $0.10 ($0.10 CDN) per acre during the term of the permit.  Required exploration expenditures to hold the permits are $0.39 ($0.40 CDN) per acre for the current year, $0.80 ($0.81 CDN) per acre for the remaining years of the permits and $1.19 ($1.21 CDN) per acre for each year that the permit is extended, as required.

As at April 30, 2010 and October 31, 2010, the Company held one oil shale exploration permit granted under The Petroleum and Natural Gas Regulations, 1969 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years totaling 83,769 acres in the same area near Hudson Bay, Saskatchewan.  The permit provides for the right, license, privilege and authority to explore for oil shale within the permit lands and expires on August 12, 2012 and may be extended for up to three one-year extensions subject to regulatory approvals, if required.

This oil shale permit was acquired under a land sale work commitment bid for the first two years of the permit.  The Company bid a total work commitment of $296,003 ($301,568 CDN) to be incurred during the first two years of the permit and the permit requires a further work commitment of $0.80 ($0.81 CDN) per acre for the last three years and $1.19 ($1.21 CDN) for each extension year plus annual rental payments of $0.10 ($0.10 CDN) per acre. Through the exploration program conducted during the year ended April 30, 2009, the Company has fulfilled its work commitment for the term of the permit.

e)	Assets under construction

The Company incurred costs during the six months ended October 31, 2010 to construct facilities required for the SAGD pilot.  The construction of these facilities was still in progress at October 31, 2010.  The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. This amount represents property elements that are work-in-progress and not yet suitable to be placed into productive service as of the balance sheet date.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

7.	ASSET RETIREMENT OBLIGATIONS

The Company’s obligations with respect to asset retirement relate to reclamation of an airstrip, camp site, access roads and reservoir test holes. The obligation is recognized when incurred at the present value of the estimated future reclamation cost using a credit-adjusted risk-free rate of 7 to 13 percent (2010 – 7 to 13 percent) and an inflation rate of 2.5 percent (2010 – 2.5 percent). During the year ended April 30, 2010, the Company conducted a review of our development plans and well licenses and determined that a number of core holes were not abandoned to accommodate our thermal development plans or in accordance with regulatory requirements. We also evaluated the core holes located outside the potential commercial development area and included a portion of these costs in the re-abandonment liability based on performing the obligation over a 5 year period (2010 - a 50% probability of performing the obligation over a 15 year period).  During the six months ended October 31, 2010, the Company conducted a core hole-by-core hole analysis to determine the number of core holes that management believes will require re-abandonment. The number of core holes to be re-abandoned increased as a result of this review and contributed to $8.1 million in cost revisions that were recorded in the liability during the six months ended October 31, 2010. The Company has submitted a re-abandonment program to the Saskatchewan Ministry of Energy and Resources that included cost estimates and a schedule of work.  The uncertainty related to the timing and/or method of settlement that may be beyond the Company’s control is factored into the measurement of the liability.

At October 31, 2010, the total undiscounted inflation-adjusted future obligation was approximately $38 million.

Continuity of Asset Retirement Obligation (in thousands)	Six months ended October 31, 2010	Year ended April 30, 2010
Present value of obligation, beginning of period	$17,485	$2,621
Liabilities incurred	-	14,321
Liabilities settled	(4,431)	(160)
Accretion expense	885	210
Revisions	8,087	-
Foreign currency translation adjustment	(17)	493
Present value of obligation, end of period	$22,009	$17,485

8.	OQI SASK STOCK OPTIONS

OQI acquired the non-controlling shareholder interest in OQI Sask in August 2006 (“the reorganization”).  Certain stock options issued by OQI Sask remained outstanding after the reorganization.  On exercise, each OQI Sask option may be exchanged into 8.23 OQI Sask Exchangeable Shares which are exchangeable into OQI common shares.  Transactions in OQI Sask options during the six months ended October 31, 2010 and OQI Sask options outstanding at October 31, 2010 are detailed below.

	Number	Weighted Average Exercise Price (CDN)

Issued and outstanding, April 30, 2010	1,319,167	$18.04
Exercised and exchanged into shares of OQI Sask exchangeable shares (note 9)	(72,500)	$3.00
Issued and outstanding, October 31, 2010	1,246,667	$18.92

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Exercise Price (CDN)	Number Outstanding at October 31, 2010	Number Exercisable at October 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value (CDN)	Aggregate Intrinsic Value at October 31, 2010 (CDN)
$6.00	465,000	465,000	0.25	5.02	-
$25.00	731,667	731,667	0.50	26.06	-
$50.00	50,000	50,000	0.75	34.60	-
	1,246,667	1,246,667	0.42		$-

The 1,246,667 OQI Sask options outstanding at October 31, 2010 represent 10,260,069 OQI Sask Exchangeable Shares that would be issued on exercise of the OQI Sask options as a result of the completion of the acquisition of the non-controlling interest in OQI Sask (see note 9).

As at October 31, 2010, the Company had no unrecognized stock option compensation expense related to the OQI Sask options.

9.           OQI SASK EXCHANGEABLE SHARES AND PREFERRED STOCK

Holders of OQI Sask common shares received Exchangeable Shares which can be exchanged into shares of OQI common stock at any time at each holder’s option or by the Company upon the occurrence of certain events or any time thereafter on August 14, 2013 if the holder has yet to exchange the shares.  Transactions in Exchangeable Shares during the six months ended October 31, 2010 are detailed below.  For voting purposes holders of Exchangeable Shares are represented by one outstanding Series B preferred share which carries a number of votes equal to the number of Exchangeable Shares then outstanding.

	OQI Sask Exchangeable Shares	OQI Sask Exchangeable Shares issuable on exercise of OQI Sask options	Total Exchangeable Shares
Balance, April 30, 2010	21,409,935	10,856,744	32,266,679
OQI Sask options exercised (note 8)	596,675	(596,675)	-
Exchangeable Shares exchanged into OQI common shares	(2,072,437)	-	(2,072,437)

Balance, October 31, 2010	19,934,173	10,260,069	30,194,242

10.	COMMON STOCK

On May 10, 2010, the Company issued 10.5 million flow-through shares at $1.00 CDN ($0.995 USD) and 9.2 million common shares at $0.85 USD per share for gross proceeds of $18.6 million CDN ($18.1 million USD) pursuant to a non-brokered private placement.

Under the terms of the flow-through shares issued on May 10, 2010, the Company has filed the renouncement of $3.2 million CDN ($3.2 million USD) of flow-through expenditures as of August 31, 2010. During the period ended October 31, 2010, the flow-through share premium liability was reduced by $0.5 million CDN ($0.5 million USD) and a deferred tax expense of $0.4 million CDN ($0.4 million USD) on the renounced deductions was recognized. An amount of $7.3 million CDN ($7.1 million USD) remains to be renounced with the tax authorities.

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

The following summarizes our stock option activity under the Company’s 2006 Stock Option Plan for the six months ended October 31, 2010:

	Options	Weighted- Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at April 30, 2010	23,733,560	$3.25	$2.49	$-
Granted	4,567,474	0.81	0.55	-
Forfeited	(4,208,561)	2.17	1.15	-
Expired	(50,000)	2.70	-	-
Outstanding at October 31, 2010	24,042,473	$2.96	$2.39	$-
Exercisable at October 31, 2010	16,646,034	$3.60	$2.94	$-

Of the total number of outstanding options at October 31, 2010, 5,400,000 options are subject to market and performance conditions with a weighted average grant date fair value of $0.57 per option.  As of October 31, 2010 these options have not yet vested and no stock based compensation expense has been recognized as achievement of the required performance and market conditions is not probable.

The weighted-average remaining contractual term of vested and exercisable options at October 31, 2010 was 3.8 years.

In addition to the above, OQI Sask has 1,246,667 outstanding options which may be exercised and exchanged into OQI Sask Exchangeable Shares whereby up to an additional 10,260,069 OQI common shares may be issued (notes 8 and 9).

During the six months ended October 31, 2010, 1,517,474 (October 31, 2009 – 3,985,000) options were granted and accounted for using the Black-Scholes option-pricing model and 3,050,000 options were granted and accounted for using the trinomial option-pricing model.  The trinomial option-pricing model takes into account the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination, the possibility that the market condition may not be satisfied and the impact of the possible differing stock price paths.   The following weighted average assumptions were used to determine the fair value of the options granted during the six months ended October 31, 2010 and 2009:

Black Scholes	2010	2009
Expected Life (years)	4.02	10.0
Risk free interest rate	2.62%	3.37%
Expected volatility	97.27%	102.4%
Dividend yield	0%	0%

As at October 31, 2010, the Company had unrecognized stock option compensation cost of $728,661 which will be recorded in future periods as options vest. The expense is expected to be recognized over a weighted-average period of 1.2 years.  As at October 31, 2010, there were 7,396,439 unvested options with a weighted average grant date fair value of $0.72.  The weighted average grant date fair value of options that vested and were forfeited during the period was $1.79 and $0.64 respectively.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

12.	WARRANTS

At October 31, 2010, 17,537,500 warrants to purchase that same number of shares of common stock at $1.10 are outstanding, with an expiry date of May 12, 2011. There was no share purchase warrant activity for the six months ended October 31, 2010.

13.           FAIR VALUE MEASUREMENTS

Certain of the Company’s assets are reported at fair value in the accompanying balance sheet. The following tables provide fair value measurement information for such assets as of October 31, 2010 and April 30, 2010.

	As of October 31, 2010 (in thousands)
			Fair Value Measures Using:
	Carrying Amount	Total Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Available for sale equity securities	$94	$94	$94	$-	$-

	As of April 30, 2010 (in thousands)
			Fair Value Measures Using:
	Carrying Amount	Total Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Available for sale equity securities	$65	$65	$65	$-	$-

14.	RELATED PARTY TRANSACTIONS

The son of a director of the Company is a 50% shareholder of a company that facilitated local on-site kitchen labor and catering functions to the Company for field operations.  For the three and six months ended October 31, 2010, $nil (2009 – $357,394) and $nil (2009 – 504,439) has been included in exploration expense. These transactions are in the normal course of operations. As at October 31, 2010, $nil (April 30, 2010 - $nil) was payable to the above mentioned company. The contract with this company was terminated on March 31, 2010.

The brother of a director of the Company is a 50% shareholder of a company that provides geophysical and geological analysis to the Company. For the three and six months ended October 31, 2010, $nil (2009 - $34,782) and $nil (2009 - $94,666) has been included in exploration expense. These transactions are in the normal course of operations. As at October 31, 2010, the Company had $nil (April 30, 2010 – $nil) payable to the above mentioned company. The contract with this company was terminated on November 16, 2009.

15.	CONTINGENCIES AND COMMITMENTS

Contingency

On February 24, 2010, a derivative action entitled Make a Difference Foundation Inc. v. Hopkins, et al., Case No.  10-CV-00408, was filed in United States District Court for the District of Colorado by plaintiff  Make a Difference Foundation, Inc.  The derivative action names the following individual defendants:  Christopher H. Hopkins, T. Murray Wilson, Ronald Blakely, Paul Ching, Brian MacNeill, Ronald Phillips, John Read, Gordon Tallman, Pamela Wallin, Thomas Milne and W. Scott Thompson (the “Individual Defendants”).  In addition, the Company is named as a nominal defendant.  Plaintiff asserts, among other things, claims for waste and breaches of the fiduciary duty of loyalty and good faith by the defendants stemming from the Company's approval of the proposed sale of the Company's Pasquia Hills assets to Canshale Corp.  The plaintiff seeks unspecified damages on behalf of the Company, restitution on behalf of the Company, and reasonable costs and expenses including counsel fees and experts' fees.  On May 18, 2010, the Company and the Individual Defendants filed motions to dismiss the lawsuit.  On July 16, 2010, Plaintiff filed an Amended Verified Derivative Complaint that asserts similar claims and seeks to recover similar damages as the initial complaint.  In response to the Company’s announcement that the sale of the Company’s Pasquia Hills assets to Canshale Corp. was cancelled, the plaintiff filed a motion for leave to file a Second Amended Verified Complaint on September 8, 2010.   The requested leave was granted, and on September 20, 2010, the plaintiff filed the Second Verified Complaint, which asserts similar legal claims and recovery of similar damages as advanced in the plaintiff’s prior complaints.  On September 29, 2010, the Company and the Individual Defendants filed motions to dismiss the Second Amended Verified Complaint.  Those motions have fully briefed and are pending before the court for determination.  The Company and the Individual Defendants believe the claims are wholly without merit.

Commitments

The Company is subject to annual lease rentals, minimum exploration expenditures and work commitments related to its exploration permits, licenses and lease assets. For details of these required expenditures, refer to note 6.

On May 10, 2010, the Company issued 10.5 million flow-through shares at $1.00 CDN ($0.995 USD) and 9.2 million common shares at $0.85 USD per share for gross proceeds of $18.6 million CDN ($18.1 million USD) pursuant to a non-brokered private placement.  The Company has a commitment to spend $10.5 million CDN ($10.3 million USD) by December 31, 2011. At October 31, 2010, the Company had spent $3.2 million CDN ($3.2 million USD) of the required expenditure commitment (note 10).

16.	SUBSEQUENT EVENT

On November 5, 2010, the Company completed a public offering of 7.1 million flow-through shares at $0.51435 CDN ($0.50 USD) and 20.8 million common shares at $0.45 USD per share for gross proceeds of $13.4 million CDN ($12.9 million USD).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses material changes in our results of operations and capital resources and uses for the three and six months ended October 31, 2010, compared to the three and six months ended October 31, 2009, and our financial condition and liquidity since April 30, 2010.  It is presumed that readers have read or have access to our 2010 Annual Report on Form 10-K/A, which includes disclosure regarding critical accounting policies and estimates as part of Management’s Discussion and Analysis of Financial Condition and Results of Operation.  Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.  All future payments in Canadian dollars have been converted to U.S. dollars using an exchange rate of $1.00 U.S. = $1.0188 CDN, which was the October 31, 2010 exchange rate.

Overview

Three Months Ended October 31, 2010

•
On August 17, 2010, we announced that we had initiated a process to explore strategic alternatives for enhancing shareholder value. The process will be overseen by a Special Committee of the Board of Directors to consider all alternatives to increase shareholder value, including financing opportunities, asset divestitures, joint ventures and/or a corporate sale, merger or other business combination. We retained TD Securities Inc. as a financial advisor to assist us with this process.

•
We completed laboratory testing of the glacial till.  The results of the testing indicate that the glacial till has the characteristics required to act as a steam containment cap for an in-situ SAGD operation.

•
We announced changes to the management team on September 2, 2010.  Brian MacNeill was appointed Acting CEO to oversee the operations during the review of the strategic alternatives, T. Murray Wilson assumed a new role as Executive Deputy Chairman to advise the Special Committee and Sue MacKenzie resigned as the Chief Operating Officer.

•	We announced our intention to dispose of our non-core assets, the Eagles Nest oil sands lease and Pasquia Hills oil shale permits.
•
We completed an re-abandonment program of 18 coreholes.  14 of the core holes were successfully re-abandoned. The re-abandonment of the 4 core holes that were not abandoned properly occurred early in the program.

•
At the end of October 2010, we announced a public offering and on November 5, 2010, we completed a financing for 20.8 million common shares at a price of $0.45 per share and 7.1 million common shares on a flow-through basis at a price of $0.50 per share for total gross proceeds of approximately $12.9 million USD.

Six Months Ended October 31, 2010

•
We completed a non-brokered private financing for 10.5 million flow-through shares at $1.00 CDN ($0.995 USD) and 9.2 million common shares at $0.85 per share for gross proceeds of $18.6 million CDN ($18.1 million USD).

•	We filed an application to the Saskatchewan Ministry of Environment (SME) for the approval of a 30,000 BPD commercial project at Axe Lake.
•	We were granted a one year extension, to May 31, 2011, of our oil sands permits in northwest Saskatchewan.
•	We announced an updated independent third party resource estimate for our properties.
•	We completed the engineering design to modify the existing facilities for the SAGD pilot and the procurement of materials with certain long lead times for the facilities and horizontal wells.
•	We drilled four additional delineation wells in the Axe Lake area in order to meet minimum commitments for certain permit retention as well as increase resource understanding.
•	We provided an update of our progress at the TD Newcrest Unconventional Oil Forum held in Calgary on July 14, 2010.
•	We announced the cancellation of the sale of our non-core assets at Pasquia Hills to Canshale Corp.
•	We announced our intention to dispose of our non-core assets, the Eagles Nest oil sands lease and Pasquia Hills oil shale permits.
•	We received approval from the SMER for a steam-assisted gravity drainage (SAGD) pilot at Axe Lake’s Test Site 1.

Operations Summary:

Exploration Programs

During the six months ended October 31, 2010, we focused on developing our plans for drilling 11 new core holes in the Wallace Creek area in January and February of 2011.  This drilling program is a follow up to our successful drilling program of early 2010 and we expect to increase our resource base and qualify additional lands on this permit for a potential conversion to a lease.

We are planning to drill these core holes as part of a combined drilling program with an operator from an adjacent oil sands property.  By combining our operations in the area, we expect to realize significant operating efficiencies and secure the rigs and services required to complete the program.

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

Axe Lake Area – Reservoir Development Activities

In July 2010, we drilled 4 wells to confirm the extent of the reservoir at Axe Lake and to satisfy our permit retention work obligations on the Saskatchewan permits.  The objective of these wells was to provide additional information on the geology in the area and will not have a significant impact on our assessment of the resource in the Axe Lake area.

During the six months ended October 31, 2010 we completed testing of the steam containment characteristics of the glacial till. The laboratory tests indicate that the glacial till cap will support the proposed SAGD pilot at Axe Lake at chamber pressures of between 1,750 to 2,500 kPa.

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

We filed a proposal to the Saskatchewan Ministry of Environment (SME) for approval to produce up to 30,000 barrels per day of bitumen using SAGD. Filing with the SME is the first step in a two-stage process to apply for approval of a commercial lease for oil sands development. This proposal provides the complete vision for the project, giving the regulator helpful context when approving testing activity and giving all stakeholders clarity around the long-term development plans. The second stage of the process consists of an application for commercial project approval to SMER that will be submitted following the successful completion of the SAGD pilot.

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

We received approval for a SAGD pilot at Test Site 1. The pilot, as proposed, will consist of one 100 meter long horizontal well pair, with the upper well placed five meters below the glacial till cap, or overburden, and was designed to make use of the existing surface facilities. The SAGD pilot will demonstrate the steam containment properties of the glacial till cap and provide information essential for the front-end engineering design for the commercial development. Further activity on the pilot project has been suspended pending the outcome of the review of the strategic alternatives described in the Corporate section below.

Development of a commercial project remains subject to financing, regulatory and other contingencies such as successful reservoir tests, board of directors’ approvals, and other risks inherent in the oil sands industry (See "Risk Factors" section of our Form 10-K/A for the year ended April 30, 2010 and see Item 1A. "Risk Factors" below).

Environmental and Regulatory

Our Saskatchewan oil sands permits were granted in 2004 and are for five year terms ending in 2009.  Each permit allows for an option to request three additional year long extensions.  On June 21, 2010, we received approval for the second of the possible three one-year extensions.  The Company may elect to seek an additional one-year extension for the oil sands permits in May 2011, and may elect to convert these permits to lease prior to the expiry of these permits. While we expect that our application for extension will be granted, approval requires that certain conditions are met and that the Company is in compliance with the Oil and Gas Conservation Regulations, 1985.  Please see below under the section titled “Outlook” for further detail on the Company’s land strategy.

The Company is in discussion with SME to assess a re-abandonment issue relating to the abandonment of early exploration core holes.  We have drilled 355 exploration core holes in Saskatchewan and during a review of our development plans and well records, we determined that 223 of the early-year wells were not abandoned to meet our thermal development requirements or were not abandoned in accordance with the regulatory requirements.

We have applied for waivers on 99 core holes, the majority of which are located outside the current potential commercial development area and the regulator has indicated that they are willing to consider such waivers on a case by case basis.  Our waiver applications are based on the fact that these core holes fall outside the current commercial development area and are therefore located in areas that are not expected to be economically recoverable.  We have included approximately 124 core holes in our management best estimate of the re-abandonment costs as described in our financial statements.

During the six months ended October 31, 2010, we completed an 18 hole re-abandonment program.  We successfully re-abandoned 14 core holes and were partially unsuccessful in our attempt to re-abandon the other 4 core holes as these core holes may still contain conduits which will require the Company to undertake further monitoring should a SAGD project be implemented within the vicinity of these core holes. The re-abandonment of these 4 core holes occurred early in the program.

The remaining 106 core holes are comprised of a combination of locations that are in or adjacent to the commercial development area plus a portion of the core holes for which we intend to seek waivers.  Our best estimate of the cost to complete this program over the next four years is $20.8 million.

Pasquia Hills Oil Shale Area

Pasquia Hills Oil Shale Permit Area

In September and October 2009, we drilled and logged 12 exploration test holes on our oil shale prospect in eastern Saskatchewan with ten out of twelve holes drilled experiencing meaningful intercepts of oil shale of up to 37.0 meters in thickness.  A geologic assessment, including an estimate of Petroleum Initially-in-Place, of our permit lands based on the drill results and data obtained from legacy drilling was prepared by Norwest Corp.

On July 30, 2010, we cancelled a transaction to sell the Pasquia Hills assets to Canshale Corp. as they were unable to meet the minimum financing requirement that was a condition for the transaction to close.

Corporate

On August 17, 2010, we announced that we had initiated a process to explore strategic alternatives for enhancing shareholder value. The Board’s decision reflects careful consideration of our current financial position and the capital required to execute the business plan. In light of the significant incremental capital required to advance the exploration and development of the oil sands assets in Saskatchewan and Alberta, the Board determined that it is in the best interests of shareholders to engage financial advisors and formally explore all alternatives. The process of exploring and evaluating strategic alternatives will be overseen by a Special Committee chaired by Ronald Blakely, and including Brian MacNeill and Paul Ching. The Special Committee will consider all alternatives to increase shareholder value, including strategic financing opportunities, asset divestitures, joint ventures and/or a corporate sale, merger or other business combination, and will ultimately recommend a course of action to the Company’s full Board. We have retained TD Securities Inc. as a financial advisor to assist us with this process.

Upon developing the multi-year capital program for all of these plans and assessing its options to ensure near-term liquidity in the current market environment, we have decided to put our SAGD pilot on hold to preserve capital while pursuing strategic alternatives and seeking additional capital.

We also announced our intention to divest our Eagles Nest oil sands lease and Pasquia Hills oil shale permits.  The Eagles Nest property is geographically distant from our other oil sands discoveries and is largely unexplored.  We have also recognized for some time that retaining and developing the Pasquia Hills oil shale deposits would require considerable time, effort and financial resources while were in the process of exploring and developing our significant portfolio of oil sands assets.  We are optimistic that a sale of one or both of these non-core assets will be completed by early 2011 and will improve our near-term liquidity and increase our flexibility in pursuing the strategic review process.

There can be no assurance that the review of strategic alternatives will result in a financing or a sale of the company or in any other transaction. There is no timetable for the review, and the Company does not intend to comment further regarding the evaluation of strategic alternatives unless the Board agrees to a definitive transaction or the process is concluded. The Company may continue to seek interim financing while the strategic alternatives process unfolds.

Outlook

Our reservoir development and exploration activities over the next few months will be focused on the Wallace Creek drilling program and a review of our lands to optimize our land base and in preparation for the application to extend our permits in Saskatchewan.

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

We would also expect high likelihood of relinquishment of the balance of our lands in Saskatchewan as we do not believe that the lands to the south of the Axe Lake area are prospective, either due to the presence of interbedded water in the reservoirs that would not allow for commercial development or lack of bitumen in the reservoirs in the licenses in the southern portion of our Saskatchewan lands.  Our assessment of the Saskatchewan Oil Sands Licenses has resulted in the recognition of an impairment of $2.5 million ($1.8 million net of tax) in the financial statements as of and for the six months ended October 31, 2010. Further, we have found interbedded water areas in our East Raven Ridge area.  Further analysis of these lands’ prospectivity is underway and may result in relinquishment of certain of our East Raven Ridge lands in Alberta.  The relinquishment of these lands will have no impact on the Company's current resource estimates or development plans.

Over the next twelve months, we plan to continue the analytical activities necessary to evaluate the recoverability of our oil sands resources at Axe Lake, Wallace Creek and Raven Ridge.  Further delineation drilling is required in the northern and eastern Wallace Creek area, and the southern Raven Ridge area in order to satisfy permit retention requirements.   Whether or not the Company is able to complete this delineation drilling and retain certain portions of these permits not yet delineated is subject to the availability of capital and regulatory approvals.

Based on the delineation drilling results to date and our knowledge of the regional geology, we believe there is good potential for that project area to ultimately support an additional 30,000 barrels per day commercial project at Wallace Creek.  This assessment is subject to a further delineation drilling, the availability of capital to complete this drilling and regulatory approvals.

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

Liquidity and Capital Resources

At October 31, 2010, the Company held cash and cash equivalents totaling $17.8 million.

On May 10, 2010, the Company issued 10.5 million flow-through shares at $1.00 CDN ($0.995 USD) and 9.2 million common shares at $0.85 USD per share for gross proceeds of $18.6 million CDN ($18.1 million USD) pursuant to a non-brokered private placement.

On November 5, 2010, the Company completed a public offering for 20.8 million common shares at a price of $0.45 per share and 7.1 million common shares on a flow-through basis at a price of $0.50 per share for total gross proceeds of approximately $12.9 million  USD.

Management anticipates that the Company will be able to fund its activities through September 2011 with its current cash and cash equivalents as at October 31, 2010 and including the net proceeds of the November 5, 2010 public offering.  Accordingly, significant uncertainty remains about our ability to continue as a going concern. This means that without additional funding, we may not be able to continue our operations beyond the next twelve months.  Additional financing will also be required if our activities are changed in scope or if actual costs differ from estimates of current plans.

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

Results of Operations

Net loss

Three months ended October 31, 2010 as compared to three months ended October 31, 2009.  The Company experienced a net loss of $9.1 million or $0.03 per share for the three months ended October 31, 2010 as compared to a net loss of $13.2 million or $0.04 per share for the three months ended October 31, 2009. The decline in the net loss in the current period as compared to the prior period is due to the reduction in exploration activity and a reduction in stock-based compensation expense which were partially offset by increased corporate expenses due to costs resulting from employee terminations, advisory costs incurred as a result of the strategic alternatives review and a decrease in the deferred income tax benefit.

Six months ended October 31, 2010 as compared to six months ended October 31, 2009.  The Company experienced a net loss of $25.1 million or $0.08 per share for the six months ended October 31, 2010 as compared to a net loss of $18.0 million or $0.06 per share for the six months ended October 31, 2009.  The increase in the net loss as compared to the prior year is caused by $8.1 million ($5.9 million net of tax) of cost revisions related to asset retirement obligations to re-abandon coreholes in the Axe Lake area and reclaim the airstrip, camp site, access roads and reservoir test site at the Company’s properties. In addition, the Company recognized an impairment of $2.5 million ($1.8 million net of tax) on the Saskatchewan Oil Sands Licenses due to the high likelihood of relinquishment and incurred $2.0 million of additional corporate expenses resulting from employee retention and termination costs and advisory costs incurred as part of the strategic alternatives review process.  The increase is also caused by foreign exchange, whereas a gain of $3.1 million was recorded during the six months ended October 31, 2009 as a result of holding Canadian funds with an appreciation of the Canadian dollar value versus the US dollar, compared to a loss of $0.2 million recorded during the current period.  The increase in the net loss during the six month period ended October 31, 2010 compared to the prior year was partially offset by a reduction of $1.8 million in stock-based compensation expense and an increase of $1.1 million of income tax benefit.

The Company expects to continue to incur operating losses and will continue to be dependent on additional sales of equity or debt securities and/or property sales or joint ventures to fund its activities in the future.

Net loss from continuing operations

Three months ended October 31, 2010 as compared to three months ended October 31, 2009. The Company experienced a net loss from continuing operations of $8.9 million or $0.03 per share for the three months ended October 31, 2010 as compared to a net loss of $12.6 million or $0.04 per share for the three months ended October 31, 2009.  The decline in the net loss in the current period as compared to the prior period is due to the reduction in exploration activity and a reduction in stock-based compensation which were partially offset by increased corporate expenses due to costs resulting from employee terminations, advisory costs incurred as a result of the strategic alternatives review and a decrease in the deferred income tax benefit.

Six months ended October 31, 2010 as compared to six months ended October 31, 2009.  The Company experienced a net loss from continuing operations of $24.9 million or $0.08 per share for the six months ended October 31, 2010 as compared to a net loss from continuing operations of $17.2 or $0.06 per share for the six months ended October 31, 2009.  The increase in the net loss as compared to the prior year is mainly caused by $8.1 million ($5.9 million net of tax) of cost revisions related to asset retirement obligations to re-abandon a certain number of wells in the Axe Lake area and reclaim the airstrip, camp site, access roads and reservoir test site at the Company’s properties. In addition, the Company recognized an impairment of $2.5 million ($1.8 million net of tax) on the Saskatchewan Oil Sands Licenses due to the high likelihood of relinquishment and incurred $2.0 million of additional corporate expenses resulting from employee retention and termination costs and advisory costs incurred as part of the strategic alternatives review process.  The increase is also caused by foreign exchange, whereas a gain of $3.1 million was recorded during the six months ended October 31, 2009 as a result of holding Canadian funds with an appreciation of the Canadian dollar value versus the US dollar, compared to a loss of $0.2 million recorded during the current period.  The increase in the net loss during the six month period ended October 31, 2010 compared to the prior year was partially offset by a reduction of $1.8 million in stock-based compensation expense and an increase of $1.1 million of income tax benefit.

Net loss from discontinued operations

Three and six months ended October 31, 2010 as compared to three and six months ended October 31, 2009.  Net loss from discontinued operations for the three months ended October 31, 2010 was $0.2 million or $nil per share compared to $0.6 million or $nil per share for the three months ended October 31, 2009.  Net loss from discontinued operations for the six months ended October 31, 2010 was $0.2 million or $nil per share compared to $0.8 million or $nil per share for the six months ended October 31, 2009.  The activities related to the oil shale program at Pasquia Hills and the oil sands lease at Eagles Nest have been reported as discontinued operations in the consolidated income statement following the Company’s announcement on September 22, 2010 that it was initiating a process to divest these properties. These properties were determined to be non-core assets as both properties are located outside the Company’s primary project and discovery areas of Axe Lake, Wallace Creek and Raven Ridge.

Exploration costs

Three and six months ended October 31, 2010 as compared to three and six months ended October 31, 2009.  Exploration costs for the three months ended October 31, 2010 were $1.7 million (2009 - $8.1 million).  Exploration costs for the six months ended October 31, 2010 were $13.1 million (2009 - $11.4 million). Exploration expenditures in the three months ended October 31, 2010 decreased due to a reduction in drilling and exploration activity during the period compared to the same period in the previous year. The increase in exploration costs during the six month period ended October 31, 2010 is due to $8.1 million of cost revisions related to asset retirement obligations to re-abandon a certain number of wells in the Axe Lake area and reclaim the airstrip, camp site, access roads and reservoir test site at the Company’s properties. This is partially offset by a decrease in exploration and drilling activity during the six months ended October 31, 2010 compared to the same period last year. The Operations Summary above provides a summary of the exploration activities conducted in the three and six months ended October 31, 2010.

General and administrative

Corporate

Three and six months ended October 31, 2010 as compared to three and six months ended October 31, 2009.  General and administrative expenses settled with cash for the three months ended October 31, 2010 were $5.3 million (2009 - $3.3 million).  General and administrative expenses settled with cash for the six months ended October 31, 2010 were $9.0 million (2009 - $7.0 million).  Expenditures in the three month period ended October 31, 2010 consist of salaries ($2.4 million), legal and other professional fees ($1.7 million) and general office costs ($1.2 million).  Expenditures in the six month period ended October 31, 2010 consist of salaries ($3.9 million), legal and other professional fees ($2.9 million) and general office costs ($2.2 million).  General and administrative expenses in the three months ended October 31, 2009 consist of salaries ($1.4 million), legal and other professional fees ($0.7 million) and general office costs ($1.2 million).  General and administrative expenses in the six months ended October 31, 2009 consist of salaries ($3.6 million), legal and other professional fees ($1.4 million) and general office costs ($2.0 million).  At October 31, 2010, there were 32 employees including 5 seasonal field employees, and at October 31, 2009 there were 53 employees including 13 seasonal field employees. The increase in salaries and wages during the three and six months ended October 31, 2010 occurred as result of severances that were paid during the period and the recognition of a liability of $0.5 million for employee benefit arrangements related to a termination plan in connection with the review of strategic alternatives. The increase in professional fees during the three and six months ended October 31, 2010 is related to additional costs incurred as part of the strategic alternatives review process.

Stock-based compensation

Three and six months ended October 31, 2010 as compared to three and six months ended October 31, 2009.  Stock-based compensation expense for the three months ended October 31, 2010 was a recovery of $0.001 million (2009 – $1.1 million) and $1.0 million for six months ended October 31, 2010 (2009 – $2.8 million) and consists of stock-based compensation related to the issuance of options to directors, officers and employees. The decrease during the current period compared to the same period in the prior year is due to 2.1 million of unvested options that were forfeit as a result of employee terminations during the six months ended October 31, 2010.  A total of 4.2 million options were forfeited during the six months ended October 31, 2010.

Foreign exchange loss (gain)

Three and six months ended October 31, 2010 as compared to three and six months ended October 31, 2009. A foreign exchange gain of $0.1 million (2009 — loss of $0.1 million) during the three months ended October 31, 2010 resulted from holding Canadian funds in the parent company when the value of the Canadian dollar appreciated slightly against the U.S dollar. For the six months ended October 31, 2010, a foreign exchange loss of $0.2 million (2009 — gain of $3.1 million) resulted from holding Canadian funds in the parent company when the value of the Canadian dollar depreciated against to the U.S. dollar.

Depreciation and accretion

Three and six months ended October 31, 2010 as compared to three and six months ended October 31, 2009.  Depreciation and accretion expense for the three months ended October 31, 2010 was $1.1 million (2009 – $0.6 million) and $2.2 million for the six months ended October 31, 2010 (2009 - $1.0 million).  Depreciation expense relates to camp facilities, equipment and corporate assets which are being depreciated over their useful lives of three to five years. Accretion expense relates to the asset retirement obligation recognized on the re-abandonment of a certain number of wells in the Axe Lake area and on the airstrip, camp site, access roads and reservoir test sites which are being brought into income over a period of one to thirty years. The increase during the three and six month period ended October 31, 2010 compared to the same periods last year is due to the additional accretion on asset retirement obligation resulting from the re-abandonment of a certain number of wells in the Axe Lake area that was identified in the previous fiscal year.

Impairment

Three and six months ended October 31, 2010 as compared to three and six months ended October 31, 2009. The impairment for the three months ended October 31, 2010 was $0.06 million (2009 – $nil) and $2.5 million for the six months ended October 31, 2010 (2009 – $nil). This impairment is recognized on the Saskatchewan Oil Sands Licenses due to their high likelihood of relinquishment at October 31, 2010.

Interest and other income

Three and six months ended October 31, 2010 as compared to three and six months ended October 31, 2009.  Interest income for the three months ended October 31, 2010 was $0.03 million (2009 – $0.01 million) and $0.04 million for the six months ended October 31, 2010 (2009 - $0.07 million).  Interest income is earned because the Company pre-funds its activities and the resulting cash on hand which is invested in short-term deposits. The increase during the three month period as compared to the same period last year reflects the increase in market interest rates over the intervening period. Accordingly, the decrease in interest income during the six months ended October 31, 2010 compared to the same period in the prior year reflects the decrease in short term investments and the decrease in market interest rates over the intervening period.

Deferred income tax expense (benefit)

Three months ended October 31, 2010 as compared to three months ended October 31, 2009.  The deferred income tax expense for the three months ended October 31, 2010 was $0.9 million (2009 – benefit of $0.5 million). The decrease in the deferred tax benefit is due to a reduction in exploration activity, the renunciation of $3.2 million of flow through expenditures corresponding to a reduction of $0.4 million in tax benefit and the recording of $3.7 million of asset retirement liabilities settled during the period and resulting in the reversal of $1.0 million of tax benefits previously recognized on asset retirement obligations.

Six months ended October 31, 2010 as compared to six months ended October 31, 2009.  The deferred income tax benefit for the six months ended October 31, 2010 was $3.0 million (2009 – $1.9 million). The increase in the deferred tax benefit includes $2.2 million of tax benefits related to $8.1 million of additional asset retirement obligations that were recorded during the period. It also includes $0.7 million of tax benefits related to the $2.5 million impairment of the Saskatchewan Oil Sands Licenses. This increase in the deferred tax benefit is partially offset by the reduction in exploration activity during the period, the renunciation of $3.2 million of flow through expenditures corresponding to a reduction of $0.4 million in tax benefit and the recording of $4.4 million of asset retirement liabilities settled during the period and resulting in the reversal of $1.2 million of tax benefits previously recognized on asset retirement obligations.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or further effect on its financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources that are material to investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk set forth in our form 10-K/A.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision of, and with the participation of our acting Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.   Based on the evaluation as of October 31, 2010 our acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15e) under the Securities Exchange Act of 1934) were effective.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On February 24, 2010, a derivative action entitled Make a Difference Foundation Inc. v. Hopkins, et al., Case No.  10-CV-00408, was filed in United States District Court for the District of Colorado by plaintiff  Make a Difference Foundation, Inc.  The derivative action names the following individual defendants:  Christopher H. Hopkins, T. Murray Wilson, Ronald Blakely, Paul Ching, Brian MacNeill, Ronald Phillips, John Read, Gordon Tallman, Pamela Wallin, Thomas Milne and W. Scott Thompson (the “Individual Defendants”).  In addition, the Company is named as a nominal defendant.  Plaintiff asserts, among other things, claims for waste and breaches of the fiduciary duty of loyalty and good faith by the defendants stemming from the Company's approval of the proposed sale of the Company's Pasquia Hills assets to Canshale Corp.  The plaintiff seeks unspecified damages on behalf of the Company, restitution on behalf of the Company, and reasonable costs and expenses including counsel fees and experts' fees.  On May 18, 2010, the Company and the Individual Defendants filed motions to dismiss the lawsuit.  On July 16, 2010, Plaintiff filed an Amended Verified Derivative Complaint that asserts similar claims and seeks to recover similar damages as the initial complaint.  In response to the Company’s announcement that the sale of the Company’s Pasquia Hills assets to Canshale Corp. was cancelled, the plaintiff filed a motion for leave to file a Second Amended Verified Complaint on September 8, 2010.  The requested leave was granted, and on September 20, 2010 the plaintiff filed the Second Amended Verified Complaint, which asserts similar legal claims and recovery of similar damages as advanced in the plaintiff’s prior complaints.  On September 29, 2010,  the Company and the Individual Defendants filed motions to dismiss the Second Amended Verified Complaint.  Those motions have been fully briefed and are pending before the court for determination.  The Company and the Individual Defendants believe the claims are wholly without merit.

Item 1A.  Risk Factors

RISKS RELATED TO OUR BUSINESS

Due to our history of operating losses, we are uncertain that we will be able to maintain sufficient cash to accomplish our business objectives and to continue as a going concern

The consolidated financial statements have been prepared assuming that we will continue as a going concern. However, without additional funding, we may not be able to continue our operations beyond September 30, 2011. During the fiscal years ended April 30, 2010 and 2009 we suffered net losses of $64 million and $89 million, respectively. At October 31, 2010, there was stockholders’ equity and working capital of $388 million and $12 million, respectively, and a deficit accumulated during the development phase of $420 million. There is no assurance that we can generate net income, generate revenues or successfully explore and exploit our properties.

Significant amounts of capital will be required to explore and maintain in good standing the permit lands in Saskatchewan and Alberta, oil sands exploration licenses in Saskatchewan and an oil sands lease in Alberta (referred to as Eagles Nest). The only source of future funding presently available to us is through the sale of additional equity capital, borrowing funds, or selling a portion of our interests in our assets. There is no assurance that any additional equity capital or borrowings required will be obtainable on terms acceptable to us, if at all. Failure to obtain such additional financing could result in delays or indefinite postponement of further exploration and development of our projects. Equity financing, if available, may result in substantial dilution to existing shareholders. Our financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we become unsuccessful in implementing these plans.

Government regulations and retention of permits, leases and licenses

The business of resource exploration and development is subject to substantial regulation under Canadian provincial and federal laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil sands bitumen and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil sands exploration and development operations could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations, environmental regulations and government incentive programs related to the permits in Saskatchewan, oil sands exploration licenses in Saskatchewan, the permits in Alberta and the Eagles Nest area and the oil sands industry generally, will not be changed in a manner which may adversely affect our progress and cause delays, or cause the inability to explore and develop, resulting in the abandonment of these interests.

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

On June 21, 2010 we received approval for the second of the possible three one-year extensions of our Saskatchewan oil sands permits in the Axe Lake area.  While we expect that an application for a potential third extension would be granted, approval requires that certain conditions are met and that the Company is in compliance with the governing regulations.

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

Currently, the Company is working with the regulators to assess an issue relating to the re-abandonment of early exploration coreholes in the Axe Lake area. It is possible that the outcome of such assessment could result in cancellation of the permits if the Company does not comply with the governing regulations.

The Saskatchewan Ministry of Energy and Resources has issued an order requiring the Company, among other things, to re-enter and remediate, by March 1, 2015, all exploration coreholes identified as having been inadequately abandoned in the Axe-Lake area and which pose risks to future development, property or the environment. The Company began re-abandonment operations in 2010. If the Company is unable to re-abandon the early exploration coreholes in the Axe Lake area in a manner and time-frame satisfactory to the Saskatchewan Ministry of Energy and Resources, our ability to commercially develop the Axe Lake reservoir may be limited or severely restricted.

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

Status and stage of  reservoir test program

The reservoir test program is currently at the early stages of its planned implementation schedule. There is a risk that the program will not be completed without additional financing. Additionally, there is a risk that the program may have delays, interruption of operations or increased costs due to many factors, including, without limitation: breakdown or failure of equipment or processes; construction performance falling below expected levels of output or efficiency; design errors; challenges to, or inability to access in a timely or economic fashion; contractor or operator errors; non-performance by third-party contractors; labor disputes, disruptions or declines in productivity; increases in materials or labor costs; inability to attract sufficient numbers of workers; delays in obtaining, or conditions imposed by, regulatory approvals; changes in program scope; violation of permit requirements; disruption in the supply of energy; transportation accidents, disruption or delays in availability of transportation services or adverse weather conditions affecting transportation; unforeseen site surface or subsurface conditions; and catastrophic events such as fires, earthquakes, storms or explosions.

The impact of recent management changes or the loss of current management may make it difficult for us to operate

We have recently experienced significant changes to our senior management team.  In August 2010, our former Chief Operating Officer resigned, and in September 2010, our former Executive Chairman, President and Chief Executive Officer resigned and the Company appointed a new acting Chief Executive Officer.  The Company’s success is dependent upon the integration of our new Chief Executive Officer and upon other management and key personnel. The unexpected loss or departure of any of our key officers and employees could be detrimental to our future success.  We do not maintain key-man insurance for any of our employees.

ENVIRONMENTAL AND REGULATORY COMPLIANCE MAY IMPOSE SUBSTANTIAL COSTS ON US

The Company could incur substantial costs to obtain and maintain permits and approvals from a variety of environmental regulatory authorities at various stages of exploration and development and to comply with federal, provincial and local environmental laws and regulations and such costs could materially adversely affect the Company’s ability to operate as planned. Environmental laws often make the ability to obtain necessary permits and approvals uncertain and impose significant penalties for non-compliance.  In addition, they can require parties to pay for remedial action or to pay damages regardless of fault or knowledge. Environmental laws also can often impose post-operation obligations and liability with respect to divested or terminated operations, even if the operations were terminated or divested many years ago.

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

Emissions regulations

Development of our assets is expected to result in the emission of greenhouse gases (“GHGs”) and other air pollutants that may be subject to emissions regulations.  Emissions reduction regulations currently contemplated or proposed by federal and provincial authorities may not be technically or economically feasible for our operations, and the failure to meet future emissions reduction or emission intensity reduction requirements or other compliance mechanisms may materially adversely affect our business and result in fines, penalties or the suspension of operations.

On April 26, 2007, the Government of Canada announced a Regulatory Framework for Air Emissions and Other Measures to Reduce Air Emissions, or the “Framework”, which outlined proposed new requirements governing the emission of GHGs and other industrial air pollutants, including sulphur oxides, volatile organic compounds, particulate matter and possibly additional sector-specific pollutants in accordance with the Notice. The Framework introduced further, but not full, detail on new GHG and industrial air pollutant limits and compliance mechanisms that will apply to various industrial sectors, including oil sands extraction, starting in 2010. The Framework proposed GHG emission-intensity reduction targets of six percent per year from 2007 to 2010, followed by annual reductions of two percent through 2015. On March 10, 2008, the Canadian Federal Government elaborated on the Framework with the release of its “Turning the Corner” policy document (the “Updated Framework”). It was contemplated that new regulations would take effect January 1, 2010. Draft regulations were expected to be available for public comment in the Fall of 2008 but have not yet been released, and it is not known if or when they will be released or implemented.

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

The proposed compliance mechanisms under the Updated Framework include an emissions credit trading system for GHGs and certain industrial air pollutants, and several options for companies to choose among to meet GHG emission intensity reduction targets and encourage the development of new emission reduction technologies, including the option of making payments into a technology fund, an emissions and offset trading system, limited credits for emission reductions created between 1992 and 2006, and international emission credits under the clean development mechanism under the Kyoto Protocol for up to 10% of each firm’s regulatory obligation.

On January 30, 2010, the Government of Canada submitted to the United Nations Framework on Climate Change a non-legally binding commitment under the Copenhagen Accord to reduce Canada’s emissions of GHGs by 2020 by 17% from 2005 emission levels.  This is a significant change from previous international commitments of a 20% reduction in emissions from 2006 levels by 2020.  The Government of Canada signaled that a new proposed national emission reduction target is to be met.  It is not known whether the previously announced proposed regulatory Framework and Updated Framework will proceed or be replaced with a new regulatory framework.  Subsequent to Canada having submitted its commitment under the Copenhagen Accord, the Canadian Minister of Environment has gone on record stating that it is reasonably likely that new federal legislation requiring emissions reductions will be enacted in Canada around the same time as similar legislation is enacted in the United States and will be consistent with the United States legislation.  However, at this time it is unclear when such legislation will be enacted in the United States or what that legislation will entail. We believe that such Canadian federal legislation, once enacted, could have a material effect on the development of our assets.

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

On December 1, 2009, the Government of Saskatchewan re-introduced in the Provincial Legislature Bill 126:  The Management and Reduction of Greenhouse Gases Act.  Bill 126 proposes a policy and regulatory framework for reducing GHG emissions in Saskatchewan.  The Bill proposes a new provincial target for a 20% reduction in GHG emissions from 2006 levels by 2020, which is consistent with proposed federal target and different than the 32% reduction previously proposed by the Government of Saskatchewan. On March 22, 2010 the Government released for stakeholder consultation draft Management and Reduction of Greenhouse Gases Regulations which contemplate that operators of oil and gas facilities which annually emit 50,000 tonnes or more of GHGs be required to annually reduce emissions by 2% of the facility's baseline emissions determined by the Government and by an additional 2% per year thereafter until 2020.  The draft Regulations provide that a regulated facility operator may meet the requirements by actually achieving the required emissions reductions or by retiring offset credits, performance credits or emission credits generated through GHG emissions reductions undertaken after January 1, 2004 or by the payment of a compliance fee to the Government in an amount yet to be set.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

None.

Item 5.  Other Information

In connection with the ongoing strategic alternatives review process, the Company has entered into retention agreements with certain senior executive officers providing for lump-sum retention payments in certain circumstances and, in any event, not later than February 2011.

Item 6.  Exhibits.

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

OILSANDS QUEST INC.

Date: December 6 , 2010	By:	/s/ Brian F. MacNeill
Brian F. MacNeill, Acting Chief Executive Officer

Date: December 6, 2010	By:	/s/ Garth Wong
Garth Wong, Chief Financial Officer and Chief Accounting Officer