Form 10-Q
period 2011-01-31
Oilsands Quest Inc
filed 2011-03-08
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011
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

As of March 7, 2011 there were 348,146,370 shares of common stock issued and outstanding.

OILSANDS QUEST INC.
FORM 10Q FOR THE QUARTER ENDED
January 31, 2011

Part I. Financial Information
Forward-Looking Statements
Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheets as of January 31, 2011 and April 30, 2010	1
	Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended January 31, 2011 and 2010 and for the Period from Inception on April 3, 1998 to January 31, 2011	2
	Unaudited Consolidated Statements of Stockholders’ Equity for the Nine Months Ended January 31, 2011, for the Years Ended April 30, 2010 and 2009, and for the Period from Inception on April 3, 1998 to April 30, 2008	3
	Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended January 31, 2011 and 2010 and for the Period from Inception on April 3, 1998 to January 31, 2011	10
	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended January 31, 2011 and 2010 and for the Period from Inception on April 3, 1998 to January 31, 2011	11
	Unaudited Notes to Consolidated Financial Statements	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

Part II Other Information

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	(Removed and Reserved)	34

Item 5.	Other Information	34

Item 6.	Exhibits	34
	Signatures	35

Cautionary Statement about Forward-Looking Statements

The following includes certain statements that may be deemed to be "forward-looking statements."  All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements.  Such forward-looking statements include discussion of such matters as:

-	our ability to operate as a going concern beyond January 2012;
-	the outcome of our process to explore strategic alternatives;
-	the amount and nature of future capital, development and exploration expenditures;
-	the extent and timing of exploration and development activities;
-	business strategies and development of our business plan and exploration programs;
-	potential reservoir recovery optimization process;
-	the preliminary engineering and economic assessment program for a first commercial project;
-	potential relinquishment of certain of our oil sands permits and licenses;
-	anticipated cost of our asset retirement obligations, including the extent and timing of our core hole re-abandonment program;
-	our plans to negotiate with the Saskatchewan Ministry of Energy and Resources (SMER) respecting the transfer of our Saskatchewan oil sands permits from the Oil Shale Regulations to the Oil and Natural Gas Regulations;
-
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

It is presumed that readers have read or have access to our 2010 Annual Report filed on Form 10-K/A which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  All future payments in Canadian dollars have been converted to United States dollars using an exchange rate of $1.00 U.S. = $0.9978 CDN, which was the January 31, 2011 exchange rate.  Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	January 31, 2011	April 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$20,963	$18,642
Restricted cash (note 4)	937	-
Accounts receivable	1,001	1,421
Prepaid expenses	706	804
Total Current Assets	23,607	20,867

Property and Equipment (note 6)	461,129	458,168
Assets held for sale (note 5)	-	5,059
Total Assets	$484,736	$484,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (note 13)	$917	$1,606
Accrued liabilities	3,842	2,626
Flow-through share premium liability	1,034	-
Current portion of asset retirement obligation (note 7)	726	-
Total Current Liabilities	6,519	4,232

Deferred Taxes	60,505	62,516
Asset Retirement Obligation (note 7)	22,649	17,485
Liabilities related to assets held for sale (note 5)	-	1,146

Stockholders’ Equity:
Capital Stock
Preferred Stock, par value of $0.001 each, 10,000,000 shares authorized, 1 Series B Preferred share outstanding (note 9)	-	-
Common Stock, par value of $0.001 each, 750,000,000 shares authorized, 343,175,433 and 292,491,188 shares outstanding at January 31, 2011 and April 30, 2010 respectively (note 10)	343	292
Additional Paid-in Capital	786,429	758,007
Deficit Accumulated During Development Stage	(430,973)	(395,196)
Accumulated Other Comprehensive Income (note 3)	39,264	35,612
Total Stockholders’ Equity	395,063	398,715
Total Liabilities and Stockholders’ Equity	$484,736	$484,094

Going concern (note 1)
Contingencies and commitments (note 14)
Subsequent events (notes 1 and 15)

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share data and per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,		From Inception on April 3, 1998 through
	2011	2010	2011	2010	to January 31, 2011
Expenses
Exploration	$2,808	$13,960	$16,225	$26,354	$272,652
General and administrative
Corporate	3,668	5,672	12,800	12,832	71,619
Stock-based compensation (notes 8 and 11)	50	1,931	1,017	4,746	147,844
Foreign exchange (gain) loss	(59)	(763)	144	(3,877)	(404)
Depreciation and accretion	1,069	778	3,290	1,791	8,823
	7,536	21,578	33,476	41,846	500,534
Other Items
Interest income	(68)	(48)	(112)	(118)	(6,544)
Impairment on unproved properties (notes 5 and 6(b))	5,086	5,631	7,329	5,631	13,732
Loss before deferred income tax	12,554	27,161	40,693	47,359	507,722
Deferred income tax benefit	(1,892)	(3,425)	(4,916)	(5,617)	(69,055)

Net loss	10,662	23,736	35,777	41,742	438,667
Net loss attributable to non-controlling interest	-	-	-	-	(7,694)
Net loss attributable to common stockholders	$10,662	$23,736	$35,777	$41,742	$430,973

Net loss attributable to common stockholders per share - Basic and Diluted	$0.03	$0.08	$0.10	$0.14

Weighted average number of common stock outstanding	360,595,841	307,944,334	342,130,646	305,069,382

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity For the Nine Months Ended January 31, 2011
(Unaudited)
(in thousands, except shares)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
Balance, April 30, 2010	292,491,188	$292	1	$-	$758,007	$35,612	$(395,196)	$398,715
Common stock issued for:
Cash	47,996,858	48	-	-	31,294	-	-	31,342
Stock-based compensation	-	-	-	-	1,017	-	-	1,017
Share issue costs	-	-	-	-	(1,794)	-	-	(1,794)
Premium on flow-through shares	-	-	-	-	(2,304)	-	-	(2,304)
Exchange of OQI Sask Exchangeable shares	2,687,387	3	-	-	(3)	-	-	-
Proceeds from exercise of OQI Sask options	-	-	-	-	212	-	-	212
Other comprehensive income:
Foreign exchange gain on translation	-	-	-	-	-	3,652	-	3,652
Net loss	-	-	-	-	-	-	(35,777)	(35,777)
Balance, January 31, 2011	343,175,433	$343	1	$-	$786,429	$39,264	$(430,973)	$395,063

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity For the Year Ended April 30, 2010
(Unaudited)
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
Other comprehensive income:
Foreign exchange gain on translation	-	-	-	-	-	61,634	-	61,634
Net loss	-	-	-	-	-	-	(64,481)	(64,481)
Balance April 30, 2010	292,491,188	$292	1	$-	$758,007	$35,612	$(395,196)	$398,715

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity For the Year Ended April 30, 2009
(Unaudited)
(in thousands, except shares)

	Common Stock		Preferred Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value

Balance, April 30, 2008	213,861,958	$214	1	$-	$604,403	$36,732	$(241,581)	$399,768
Common stock issued for:
Cash	23,784,917	24	-	-	91,215	-	-	91,239
Property (note 6(d))	640,000	1	-	-	3,718	-	-	3,719
Premium on flow-through shares	-	-	-	-	(1,803)	-	-	(1,803)
Stock option exercises	35,000	-	-	-	165	-	-	165
Exchange of OQI Sask Exchangeable shares	3,237,674	3	-	-	(3)	-	-	-
Stock-based compensation cost	-	-		-	17,481	-	-	17,481
Share issue costs	-	-	-	-	(3,108)	-	-	(3,108)
Proceeds from exercise of OQI Sask options	-	-	-	-	1,523	-	-	1,523
Other comprehensive income
Foreign exchange loss on translation	-	-	-	-	-	(62,754)	-	(62,922)
Net loss	-	-	-	-	-	-	(89,134)	(89,134)
Balance April 30, 2009	241,559,549	$242	1	$-	$713,591	$(26,022)	$(330,715)	$357,096

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity From Inception on April 3, 1998 through to April 30, 2008
(Unaudited)
(in thousands, except shares)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Non-Controlling Interest	Total Stockholders' Equity
Common stock issued at inception on April 3, 1998 for assets Common stock issued for:	6,000,000	$6	-	$-	$92	$-	$-	$-	$98
Subscription	77,500	-	-	-	36	-	-	-	36
Property	18,156,604	17	-	-	9,097	-	-	-	9,114
Cash	90,880,630	92	-	-	248,798	-	-	-	248,890
Cashless exercise of warrants and options	13,184,966	13	-	-	(13)	-	-	-	-
Stock based compensation	44,000	-	-	-	116	-	-	-	116
Services	17,973,611	18	-	-	10,836	-	-	-	10,854
Settlement of debt	32,490,383	33	-	-	28,294	-	-	-	28,327
Premium on flow-through shares	-	-	-	-	(6,914)	-	-	-	(6,914)
Preferred shares issued on reorganization (note 9)	-	-	1	-	223,579	-	-	-	223,579
Exchange of OQI Sask Exchangeable shares	35,054,264	35	-	-	(35)	-	-	-	-
Share issue costs	-	-	-	-	(9,974)	-	-	-	(9,974)
Stock-based compensation cost	-	-	-	-	76,914	-	-	-	76,914
Proceeds from exercise of OQI Sask options and warrants	-	-	-	-	2,654	-	-	-	2,654
Beneficial conversion feature of Convertible debentures and warrants	-	-	-	-	20,923	-	-	-	20,923
Non-controlling interest: Shares issued to non-controlling interest	-	-	-	-	-	-	-	13	13
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(7,694)	(7,694)
Increase in interest arising from share issuance by OQI Sask	-	-	-	-	-	-	-	24,433	24,433
Shares purchased from non-controlling interest	-	-	-	-	-	-	-	(16,752)	(16,752)
Other comprehensive income:
Foreign exchange gain on translation	-	-	-	-	-	36,732	-	-	36,900
Net loss	-	-	-	-	-	-	(241,581)	-	(241,581)
Balance April 30, 2008	213,861,958	$214	1	$-	$604,403	$36,732	$(241,581)	$-	$399,768

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended January 31,		Nine Months Ended January 31,		From Inception on April 3, 1998 through
	2011	2010	2011	2010	to January 31, 2011
Net loss	$(10,662)	$(23,736)	$(35,777)	$(41,742)	$(438,667)
Foreign exchange gain on translation (note 3)	6,456	5,492	3,652	41,131	39,264
Comprehensive (loss) income	$(4,206)	$(18,244)	$(32,125)	$611	$(399,403)
Comprehensive loss attributable to non-controlling interest	-	-	-	-	7,694
Comprehensive (loss) income attributable to common stockholders	$(4,206)	$(18,244)	$(32,125)	$611	$(391,709)

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended January 31,		From Inception on April 3, 1998 through to January 31,
	2011	2010	2011
Operating Activities
Net loss	$(35,777)	$(41,742)	$(438,667)
Non-cash adjustments to net loss
Stock-based compensation	1,017	4,746	147,844
Deferred income tax benefit	(4,916)	(5,617)	(69,055)
Depreciation and accretion	3,290	1,791	8,823
Asset retirement cost expense (reduction)	8,546	(14)	23,232
Impairment on unproved properties	7,329	5,631	14,588
Other non-cash items	-	(27)	378
Asset retirement expenditures	(4,431)	-	(4,431)
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	403	1,625	(1,077)
Accounts payable and accrued liabilities	1,050	(3,695)	9,532
Cash Used in Operating Activities	(23,489)	(37,302)	(308,833)

Investing Activities
Property and equipment expenditures	(2,832)	(1,617)	(84,027)
Short-term investment	-	25,209	-
Restricted cash	(937)	-	(937)
Other investments	-	-	(548)
Cash Used in Investing Activities	(3,769)	23,592	(85,512)

Financing Activities
Issuance of shares for cash, net of issue costs	29,548	38,715	395,810
Shares issued on exercise of subsidiary options and warrants	212	-	4,505
Shares issued by subsidiary to non-controlling interest	-	-	7,664
Convertible debentures	-	-	8,384
Cash Provided by Financing Activities	29,760	38,715	416,363

Inflow of cash and cash equivalents	2,502	25,005	22,018
Effects of exchange rate changes on cash and cash equivalents	(181)	1,026	(1,055)
Cash and cash equivalents, Beginning of Period	18,642	6,986	-
Cash and cash equivalents, End of Period	$20,963	$33,017	$20,963
Non-Cash Financing Activities
Common stock issued for properties	$-	$-	$10,848
Warrants issued for properties	$-	$-	$1,764
Common stock issued for services	$-	$-	$10,505
Common stock issued for debt settlement	$-	$-	$28,401

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

1.	GOING CONCERN

To date, the Company has not earned revenue from any of its natural resource properties, and none of its estimated resources have been classified as proved reserves. The Company expects that significant additional exploration and development activities will be necessary to establish proved reserves, and to develop the infrastructure necessary to facilitate production, if any, from the estimated resources.  As at January 31, 2011, the Company had working capital of $17.2 million, including cash and cash equivalents of $21.0 million, and a deficit accumulated during the development phase of $431.0 million.

These financial statements have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The going concern basis assumes that the Company will continue its operations for the foreseeable future and realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  Future operations are dependent on the continued ability of the Company to raise funds through financings such as public offerings or private placements of debt or equity securities.  Management anticipates that the Company will be able to fund its activities through December 2011 with its cash and cash equivalents as at January 31, 2011.  However, significant uncertainty remains regarding the Company’s ability to continue as a going concern for the next twelve months.

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

The U.S. dollar (“USD”) is the functional currency for OQI (the parent company).  The Canadian dollar (“CDN”) is the functional currency for OQI’s Canadian subsidiaries.  The assets and liabilities of OQI’s Canadian subsidiaries are translated into U.S. dollars based on the current exchange rate in effect at the balance sheet dates.  Canadian income and expenses are translated at average rates for the periods presented.  Foreign currency translation adjustments have no effect on net income and are included in accumulated other comprehensive income in stockholders’ equity.  Gains and losses arising from transactions denominated in currencies other than the functional currency are included in the results of operations of the period in which they occur.  The only component of accumulated other comprehensive income is foreign currency translation adjustments.

Deferred income taxes are not provided on cumulative foreign currency translation adjustments where OQI expects earnings of a foreign operation to be indefinitely reinvested.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended January 31, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K/A, that are of significance, or of potential significance to the Company.

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

On September 22, 2010, the Company announced the undertaking of a process to divest the Alberta oil sands lease at Eagles Nest and the Saskatchewan oil shale permits at Pasquia Hills following a determination by the Board of Directors that these assets are non-core as both properties are located outside the Company’s primary project and discovery areas of Axe Lake, Wallace Creek and Raven Ridge. Accordingly, the assets held for sale were reclassified from prepaid expenses and property and equipment, and the liabilities related to assets held for sale were reclassified from the deferred taxes liability to which it solely related at October 31, 2010. In addition, the Company accounted for the Saskatchewan oil shale permits at Pasquia Hills and Alberta oil sands lease at Eagles Nest as discontinued operations in the six month period ended October 31, 2010 and reclassified prior period financial statements to exclude the operating results of these properties from continuing operations.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

As of January 31, 2011, these properties were no longer considered to be held for sale nor were the related operations considered discontinued. Since the Company has not yet received any offers under financial terms that are acceptable under the current divestiture plan for the non-core assets, management has determined that it is in the best interest of the Company to retain these assets until an adequate offer is received or additional funds are available for the development of these long-term assets. Therefore, management concluded that these properties no longer met held for sale accounting criteria at January 31, 2011. The Company has accordingly removed these assets from held for sale as well as the related liabilities and any previously reported discontinued operations have been reclassified back to continuing operations.

At January 31, 2011, the assets held for sale were measured at the lower of their carrying amount before the assets were classified as held for sale and fair value of these assets. The Company has estimated the fair value of the Alberta oil sands lease at Eagles Nest to exceed the carrying amount and, accordingly no impairment has been recognized in the period with respect to these assets. As for the Saskatchewan oil shale permits at Pasquia Hills, due to the considerable time, effort and financial resources required to explore and develop the property and since the Company has no plan to move in that direction, management recognized a full impairment on the property and wrote down the remaining carrying value of $5.0 million ($5.0 million CDN) to zero at January 31, 2011. The cumulative impairment to date on the Pasquia Hills properties amounts to $11.3 million ($11.3 million CDN).

6.	PROPERTY AND EQUIPMENT

	January 31, 2011	April 30, 2010
	(in thousands)	(in thousands)
Saskatchewan Oil Sands Rights
Permits	$407,203	$403,152
Licenses	2,462	2,301
Alberta Oil Sands Rights
Permits	35,892	35,478
Leases (note 5)	7,956	7,849
Saskatchewan Oil Shale Rights (Permits) (note 5)	11,276	-

Equipment	15,034	14,894
Assets Under Construction	2,499	-
	482,322	463,674

Less: Accumulated Depreciation and Impairment	(21,193)	(5,506)
Net Book Value	$461,129	$458,168

a)	Saskatchewan Oil Sands Permits

As at April 30, 2010, the Saskatchewan oil sands permits comprised an area of approximately 508,080 acres. At July 31, 2010, following the relinquishment of two of its northernmost land permits (PS00213 and PS00215), the area totaled 398,861 acres. The oil sands permits were granted by the Province of Saskatchewan in 2004 under The Oil Shale Regulations, 1964 as amended, revised or substituted from time to time. The permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease, pursuant to these regulations has been granted. The initial five-year term of the permits expired on May 31, 2009 and the Company applied for and received the second of three one-year extensions of the permits as allowed under the regulation to May 31, 2011. The required exploration expenditures to hold the permits are $1.21 ($1.21 CDN) per acre for each year that the permits are extended.  The permits are also subject to a $0.04 per barrel royalty.  The Company is currently working with the regulators to re-abandon early exploration core holes.  As indicated by the Saskatchewan Ministry of Energy and Resources, it is possible that if the Company does not meet its obligations to re-abandon these core holes, it could result in the cancellation of the Axe Lake permits if the Company does not comply with the governing regulations.  See note 7.

b)	Saskatchewan Oil Sands Licenses

As at April 30, 2010 and January 31, 2011, the Saskatchewan oil sands licenses comprised an area totaling 109,920 acres. The licenses were granted by the Province of Saskatchewan on August 13, 2007, under The Petroleum and Natural Gas Regulations, 1969, as amended revised or substituted from time to time, for a term of five years for an aggregate cost of $2,461,676 ($2,561,720 CDN).  The licenses provide for the exclusive right to search for oil sands on the lands granted and to win, recover, extract, carry off, dispose of and sell the oils sands products found on the license lands.  The oil sands licenses provide the opportunity to convert up to 100% of the licenses to a production lease following the completion of specified work requirements. Licenses require annual rental payments of $0.71 ($0.71 CDN) per acre.  The Company has determined that the presence of interbedded water in the reservoirs would not allow for commercial development in the near term. Accordingly, the value of the Saskatchewan Oil Sands Licenses was written down to zero and an impairment provision of $2.5 million was recorded in the nine months ended January 31, 2011.  The impairment is included in accumulated depreciation and impairment.

c)	Alberta Oil Sands Permits

As at April 30, 2010 and January 31, 2011, four of the Alberta oil sands permits comprised an area totaling 67,053 acres (“Raven Ridge Prospect”).  The permits were granted by the Province of Alberta under the terms of Alberta's Mines and Minerals Act. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements.  Permits are granted for a five year primary term which expires on March 22, 2012 – 55,667 acres and August 10, 2011 – 11,386 acres, and require annual rental payments of $1.42 ($1.42 CDN) per acre.

As at April 30, 2010 and January 31, 2011, two of the Alberta oil sands permits comprised an area totaling 45,546 acres (“Wallace Creek Prospect”). The permits were granted by the Province of Alberta under the terms of Alberta's Mines and Minerals Act. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements.  Permits are granted for a five year primary term which expires January 24, 2013 and require annual rental payments of $1.42 ($1.42 CDN) per acre.

d)	Saskatchewan Oil Shale Rights (Permits) (see note 5)

As at April 30, 2010 and January 31, 2011, the Company held seven oil shale exploration permits near Hudson Bay, Saskatchewan covering approximately 406,000 acres granted under The Oil Shale Regulations, 1964 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years which expire in September and October 2011.

The permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease, pursuant to these regulations, has been granted. The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, as required.

Annual rentals are payable in advance as to $0.10 ($0.10 CDN) per acre during the term of the permit.  Required exploration expenditures to hold the permits are $0.40 ($0.40 CDN) per acre for the current year, $0.81 ($0.81 CDN) per acre for the remaining years of the permits and $1.21 ($1.21 CDN) per acre for each year that the permit is extended, as required.

As at April 30, 2010 and January 31, 2011, the Company held one oil shale exploration permit granted under The Petroleum and Natural Gas Regulations, 1969 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years totaling 83,769 acres in the same area near Hudson Bay, Saskatchewan.  The permit provides for the right, license, privilege and authority to explore for oil shale within the permit lands and expires on August 12, 2012 and may be extended for up to three one-year extensions subject to regulatory approvals, if required.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

This oil shale permit was acquired under a land sale work commitment bid for the first two years of the permit.  The Company bid a total work commitment of $300,906 ($301,568 CDN) to be incurred during the first two years of the permit and the permit requires a further work commitment of $0.81 ($0.81 CDN) per acre for the last three years and $1.21 ($1.21 CDN) for each extension year plus annual rental payments of $0.10 ($0.10 CDN) per acre. Through the exploration program conducted during the year ended April 30, 2009, the Company has fulfilled its work commitment for the term of the permit.

e)	Assets under construction

The Company incurred costs during the nine months ended January 31, 2011 to construct facilities required for the SAGD pilot.  The construction of these facilities was still in progress at January 31, 2011.  The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. This amount represents property elements that are work-in-progress and not yet suitable to be placed into productive service as of the balance sheet date.

7.	ASSET RETIREMENT OBLIGATIONS

The Company’s obligations with respect to asset retirement relate to reclamation of an airstrip, camp site, access roads and reservoir test holes. The obligation is recognized when incurred at the present value of the estimated future reclamation cost using a credit-adjusted risk-free rate of 7 to 13 percent (2010 – 7 to 13 percent) and an inflation rate of 2.5 percent (2010 – 2.5 percent). During the year ended April 30, 2010, the Company conducted a review of our development plans and well licenses and determined that a number of core holes were not abandoned to accommodate our thermal development plans or in accordance with regulatory requirements. We also evaluated the core holes located outside the potential commercial development area and included a portion of these costs in the re-abandonment liability based on performing the obligation over a 5 year period (2010 - a 50 percent probability of performing the obligation over a 15 year period).  During the nine months ended January 31, 2011, the Company revised estimated amounts and timing of the settlement of the asset retirement on the airstrip, campsite, access roads and reservoir test holes and conducted a core hole-by-core hole analysis to determine the number of core holes that management believes will require re-abandonment. The number of core holes to be re-abandoned increased as a result of this review.  As a result $8.5 million of cost revisions were recorded in the liability during the nine months ended January 31, 2011. The Company has submitted a re-abandonment program to the Saskatchewan Ministry of Energy and Resources that included cost estimates and a schedule of work.  The uncertainty related to the timing and/or method of settlement that may be beyond the Company’s control is factored into the measurement of the liability.

At January 31, 2011, the total undiscounted inflation-adjusted future obligation was approximately $38 million.

Continuity of Asset Retirement Obligation (in thousands)	Nine months ended January 31, 2011	Year ended April 30, 2010
Present value of obligation, beginning of period	$17,485	$2,621
Liabilities incurred	-	14,321
Liabilities settled	(4,431)	(160)
Accretion expense	1,425	210
Revisions	8,546	-
Foreign currency translation adjustment	350	493
	23,375	17,485
Less: current portion of asset retirement obligation	(726)	-
Present value of obligation, end of period	$22,649	$17,485

8.	OQI SASK STOCK OPTIONS

OQI acquired the non-controlling shareholder interest in OQI Sask in August 2006 (“the reorganization”).  Certain stock options issued by OQI Sask remained outstanding after the reorganization.  On exercise, each OQI Sask option may be exchanged into 8.23 OQI Sask Exchangeable Shares which are exchangeable into OQI common shares.  Transactions in OQI Sask options during the nine months ended January 31, 2011 and OQI Sask options outstanding at January 31, 2011 are detailed below.

	Number	Weighted Average Exercise Price (CDN)

Issued and outstanding, April 30, 2010	1,319,167	$18.04
Exercised and exchanged into shares of OQI Sask exchangeable shares (note 9)	(72,500)	$3.00
Expired	(300,000)	$6.00
Issued and outstanding, January 31, 2011	946,667	$23.01

Exercise Price (CDN)	Number Outstanding at January 31, 2011	Number Exercisable at January 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value (CDN)	Aggregate Intrinsic Value at January 31, 2011 (CDN)
$6.00	165,000	165,000	0.25	5.02	-
$25.00	731,667	731,667	0.25	26.06	-
$50.00	50,000	50,000	0.50	34.60	-
	946,667	946,667	0.26		$-

The 946,667 OQI Sask options outstanding at January 31, 2011 represent 7,791,069 OQI Sask Exchangeable Shares that would be issued on exercise of the OQI Sask options as a result of the completion of the acquisition of the non-controlling interest in OQI Sask (see note 9).

As at January 31, 2011, the Company had no unrecognized stock option compensation expense related to the OQI Sask options.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

9.         OQI SASK EXCHANGEABLE SHARES AND PREFERRED STOCK

Holders of OQI Sask common shares received Exchangeable Shares which can be exchanged into shares of OQI common stock at any time at each holder’s option or by the Company upon the occurrence of certain events or any time thereafter on August 14, 2013 if the holder has yet to exchange the shares.  Transactions in Exchangeable Shares during the nine months ended January 31, 2011 are detailed below.  For voting purposes holders of Exchangeable Shares are represented by one outstanding Series B preferred share which carries a number of votes equal to the number of Exchangeable Shares then outstanding.

	OQI Sask Exchangeable Shares	OQI Sask Exchangeable Shares issuable on exercise of OQI Sask options	Total Exchangeable Shares
Balance, April 30, 2010	21,409,935	10,856,744	32,266,679
OQI Sask options exercised (note 8)	596,675	(596,675)	-
OQI Sask options expired (note 8)	-	(2,469,000)	(2,469,000)
Exchangeable Shares exchanged into OQI common shares	(2,687,387)	-	(2,687,387)

Balance, January 31, 2011	19,319,223	7,791,069	27,110,292

10.	COMMON STOCK

On May 10, 2010, the Company issued 10.5 million flow-through shares at $1.00 CDN ($0.995 USD) and 9.2 million common shares at $0.85 USD per share for gross proceeds of $18.6 million CDN ($18.1 million USD) pursuant to a non-brokered private placement.

Under the terms of the flow-through shares issued on May 10, 2010, the Company has filed the renouncement of $8.6 million CDN ($8.6 million USD) of flow-through expenditures as of January 31, 2011. During the period ended January 31, 2011, the flow-through share premium liability was reduced by $1.3 million CDN ($1.3 million USD) and a deferred tax expense of $1.0 million CDN ($1.0 million USD) on the renounced deductions was recognized. An amount of $1.9 million CDN ($1.8 million USD) remains to be renounced with the tax authorities.

On November 5, 2010, the Company completed a public offering of 7.1 million flow-through shares at $0.51435 CDN ($0.50 USD) and 20.8 million common shares at $0.45 USD per share for gross proceeds of $13.4 million CDN ($12.9 million USD).

Under the terms of the flow-through shares issued on November 5 2010, the Company has not yet renounced any amount related to these flow-through shares to January 31, 2011.  An amount of $3.7 million CDN ($3.7 million USD) remains to be renounced with the tax authorities.

As of January 17, 2010 the Company has entered into an equity distribution agreement.  Under the terms of the agreement the Company may offer and sell shares of its common stock by way of “at-the-market” distributions, up to a maximum of $20 million over the next 12 months.  Shares will be distributed at market prices prevailing at the time of each sale; prices may therefore vary between purchasers and during the period of distribution.  As of January 31, 2011, 407,000 shares have been distributed under this arrangement for gross proceeds of $227 thousand (net proceeds of $218 thousand, net of $9 thousand of commissions).

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

The following summarizes our stock option activity under the Company’s 2006 Stock Option Plan for the nine months ended January 31, 2011:

	Options	Weighted- Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at April 30, 2010	23,733,560	$3.25	$2.49	$-
Granted	4,667,474	0.81	0.55	-
Forfeited	(5,731,123)	1.93	1.10	-
Expired	(50,000)	2.70	2.48	-
Outstanding at January 31, 2011	22,619,911	$3.06	$3.27	$-
Exercisable at January 31, 2011	15,587,285	$3.96	$3.10	$-

Of the total number of outstanding options at January 31, 2011, 5,400,000 options are subject to market and performance conditions with a weighted average grant date fair value of $0.57 per option.  As of January 31, 2011 these options have not yet vested and no stock based compensation expense has been recognized as achievement of the required performance and market conditions is not probable.

The weighted-average remaining contractual term of vested and exercisable options at January 31, 2011 was 3.4 years.

In addition to the above, OQI Sask has 946,667 outstanding options which may be exercised and exchanged into OQI Sask Exchangeable Shares whereby up to an additional 7,791,069 OQI common shares may be issued (notes 8 and 9).

During the nine months ended January 31, 2011, 1,617,474 (January 31, 2010 – 4,615,000) options were granted and accounted for using the Black-Scholes option-pricing model and 3,050,000 options were granted and accounted for using the trinomial option-pricing model.

The trinomial option-pricing model takes into account the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination, the possibility that the market condition may not be satisfied and the impact of the possible differing stock price paths.  The following weighted average assumptions were used to determine the fair value of the options granted during the nine months ended January 31, 2011 and 2010:

Black Scholes	2011	2010
Expected Life (years)	4.01	7.8
Risk free interest rate	2.59%	3.10%
Expected volatility	97.11%	101.9%
Dividend yield	0%	0%

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

As at January 31, 2011, the Company had unrecognized stock option compensation cost of $440,665 which will be recorded in future periods as options vest. The expense is expected to be recognized over a weighted-average period of 1.03 years.  As at January 31, 2011, there were 7,032,626 unvested options with a weighted average grant date fair value of $0.71.  The weighted average grant date fair value of options that vested and were forfeited during the period was $1.74 and $0.64 respectively.

12.	WARRANTS

At January 31, 2011, 17,537,500 warrants to purchase that same number of shares of common stock at $1.10 are outstanding, with an expiry date of May 12, 2011. There was no share purchase warrant activity for the nine months ended January 31, 2011.

13.	RELATED PARTY TRANSACTIONS

The son of a director of the Company is a 50% shareholder of a company that facilitated local on-site kitchen labor and catering functions to the Company for field operations.  For the three and nine months ended January 31, 2011, $nil (2010 – $602,894) and $nil (2010 – $1,107,334) has been included in exploration expense. These transactions are in the normal course of operations. As at January 31, 2011, $nil (April 30, 2010 - $nil) was payable to the above mentioned company. The contract with this company was terminated on March 31, 2010.

The brother of a director of the Company is a 50% shareholder of a company that provides geophysical and geological analysis to the Company. For the three and nine months ended January 31, 2011, $nil (2010 - $61,840) and $nil (2010 - $189,185) has been included in exploration expense. These transactions are in the normal course of operations. As at January 31, 2011, the Company had $nil (April 30, 2010 – $nil) payable to the above mentioned company. The contract with this company was terminated on November 16, 2009.

14.	CONTINGENCIES AND COMMITMENTS

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

On May 10, 2010, the Company issued 10.5 million flow-through shares at $1.00 CDN ($0.995 USD) and 9.2 million common shares at $0.85 USD per share for gross proceeds of $18.6 million CDN ($18.1 million USD) pursuant to a non-brokered private placement.  The Company has a commitment to spend $10.5 million CDN ($10.3 million USD) by December 31, 2011. At January 31, 2011, the Company had spent $8.6 million CDN ($8.5 million USD) of the required expenditure commitment (note 10).

On November 5, 2010, the Company issued 7.1 million flow-through shares at $0.51 CDN ($0.50 USD) 20.8 million common shares at $0.45 USD per share for gross proceeds of $13.4 million CDN ($12.9 million USD) pursuant to a non-brokered private placement.  The Company has a commitment to spend $3.7 million CDN ($3.7 million USD) by December 31, 2011. At January 31, 2011, the Company had not yet spent any monies towards this commitment (note 10).

15.	SUBSEQUENT EVENT

On February 24, 2011, a putative class action was filed against the Company and certain current and former officers of the Company on behalf of investors who purchased the Company's securities during the putative class period of August 14, 2006 and July 14, 2009.  The Complaint asserts two causes of action:  securities fraud under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and control person liability for such fraud under Section 20(a) of the same act.  The Complaint alleges that the Company (i) failed to properly account for the Company's acquisition of an interest in OQI Sask in August 2006, (b) overstated the value of the Company's interest in OQI Sask, and (iii) failed to have adequate internal financial controls.  The Complaint seeks unspecified damages.  The Company believes the claim is without merit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses material changes in our results of operations and capital resources and uses for the three and nine months ended January 31, 2011, compared to the three and nine months ended January 31, 2010, and our financial condition and liquidity since April 30, 2010.  We presume that readers have read or have access to our 2010 Annual Report on Form 10-K/A, which includes disclosure regarding critical accounting policies and estimates as part of Management’s Discussion and Analysis of Financial Condition and Results of Operation.  Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.  All future payments in Canadian dollars have been converted to U.S. dollars using an exchange rate of $1.00 U.S. = $0.9978 CDN, which was the January 31, 2011 exchange rate.

Overview

Recent Events

·
As of February 1, 2011 the Board of Directors appointed Garth Wong as President and Chief Executive Officer, replacing Brian MacNeill who was in the role on an interim basis.  Mr. MacNeill will remain on the Board of Directors and Chair the Special Committee of the Board of Directors described below.

·	As of February 1, 2011, the Board of Directors appointed Annie Lamoureux as Vice President and Controller.
·
On March 31, 2011, T. Murray Wilson will be leaving his executive position with Oilsands Quest. Mr. Wilson will remain a member of the Company’s Board of Directors and will continue to serve as a member of the Reserves and Resources Committee. Mr. Wilson joined Oilsands Quest in August of 2006 and served the Company in various capacities, most recently as the Executive Deputy Chairman.

Three Months Ended January 31, 2011

·	On January 13, 2011 we provided an operational update and comprehensive review of the geology, reservoir characteristics, and potential development plans for all of our assets.
·
We completed preparation for our 2011 winter drilling program at Wallace Creek, which seeks to confirm the potential for Wallace Creek to become Oilsands Quest’s second commercial oil sands project after Axe Lake. We began drilling on February 13, 2011.

·
We announced an “At-The-Market” (“ATM”) financing with Knight Capital America Group, Inc. on January 17, 2011. The ATM financing will provide us with funds for near-term operational priorities including the core hole re-abandonment program, as well as additional liquidity as we consider alternatives for enhancing shareholder value.

·	We presented at TD Newcrest’s Energy Conference on January 17, 2011 in London, England.
·
In January we accompanied a delegation led by Saskatchewan Minister of Energy and Resources, the Honorable Bill Boyd, on a trade mission to China.  While in China we met with a number of companies to promote the development of the oil sands assets in Saskatchewan.

·	Effective January 12, 2011, we appointed Simon Raven to the position of Vice President, Exploration and Development from his previous position as our Chief Geologist.

Nine Months Ended January 31, 2011

·
On August 17, 2010, we announced that we had initiated a process to explore strategic alternatives for enhancing shareholder value.  The process is overseen by a Special Committee of the Board of Directors (the “Special Committee”) to consider all alternatives to increase shareholder value, including financing opportunities, asset divestitures, joint ventures and/or a corporate sale, merger or other business combination.  We retained TD Securities Inc. as a financial advisor to assist us with this process.

·
We confirmed that our Axe Lake reservoir can be likely produced using steam-assisted gravity drainage (SAGD), a proven oil sands recovery process, in spite of the different cap-rock characteristics at Axe Lake compared with similar projects further west. We completed laboratory testing of the glacial till overburden overlying the Axe Lake area.  The results of the testing indicate that the glacial till has the characteristics required likely to act as a steam containment cap for an in-situ SAGD operation.

·	We announced changes to the management team on September 2, 2010.
·
We completed a re-abandonment program of 18 core holes at Axe Lake. 14 of the core holes were successfully re-abandoned. The re-abandonment of the 4 core holes that were not abandoned properly occurred early in the program.

·
On November 5, 2010, we completed a financing for 20.8 million common shares at a price of $0.45 USD per share and 7.1 million common shares on a flow-through basis at a price of $0.51 CDN ($0.50 USD) per share for total gross proceeds of approximately $13.4 million CDN ($12.9 million USD).

·
We also completed a non-brokered private financing May 10, 2010 for 10.5 million flow-through shares at $1.00 CDN ($0.995 USD) and 9.2 million common shares at $0.85 per share for gross proceeds of $18.6 million CDN ($18.1 million USD).

·	We filed an application to the Saskatchewan Ministry of Environment (SME) for the approval of a 30,000 BPD commercial project at Axe Lake.
·	We were granted a one year extension, to May 31, 2011, of our oil sands permits in northwest Saskatchewan.
·	We announced an updated independent third party resource estimate for our properties.
·
We completed the engineering design for a SAGD pilot project at Axe Lake, which modifies existing surface facilities. We also procured materials with certain long lead times for the facilities and horizontal wells.

·	We drilled four additional delineation wells in the Axe Lake area in order to meet minimum commitments for certain permit retention as well as increase resource understanding.
·	We announced the cancellation of the proposed sale of our non-core assets at Pasquia Hills to Canshale Corp.
·	We announced our intention to dispose of our non-core assets, the Eagles Nest oil sands lease and Pasquia Hills oil shale permits.
·	We received approval from the Saskatchewan Ministry of Energy and Resources (“SMER”) for a steam assisted gravity drainage (SAGD) pilot at Axe Lake’s Test Site 1.

Operations Summary:

Exploration Programs

During the nine months ended January 31, 2011, we constructed access roads and leases in preparation for drilling up to 11 new core holes in the Wallace Creek area in February and March of 2011.  This drilling program is a follow up to our successful drilling program of early 2010 and we expect to increase our resource base and qualify additional lands on this permit for a potential conversion to a lease.

We are planning to drill these core holes as part of a combined drilling program with an operator from an adjacent oil sands property.  By combining our operations in the area, we expect to realize significant operating efficiencies and secure the rigs and services required to complete the program.  The first well in this program commenced drilling on February 13, 2011 and we expect the program to be completed in mid-March 2011.

We filed for and received approval for the second of three one-year extensions of our Saskatchewan oil sands permits. We may seek and be granted an additional one year extension of each permit if the Company continues to meet its obligations under the terms of the permits and the Oil and Gas Conservation Regulations, 1985.

We also relinquished our two northernmost land permits in Saskatchewan (permits PS000213 and PS000215) as we focus our exploration and development opportunities to include only those lands that recent exploration activity has demonstrated to be prospective. The relinquishment of these permits did not impact our resource estimates or development plans.  Please see below under the section titled “Outlook” for a more detailed description of the Company’s land strategy.

Axe Lake Area – Reservoir Development Activities

In July 2010, we drilled four wells to confirm the extent of the reservoir at Axe Lake and to satisfy our permit retention work obligations on the Saskatchewan permits.  The objective of these wells was to provide additional information on the geology in the area and they will not have a significant impact on our assessment of the resource in the Axe Lake area.

During the nine months ended January 31, 2011 we completed testing of the steam containment characteristics of the glacial till. The laboratory tests indicate that the glacial till cap likely will support the proposed SAGD pilot at Axe Lake at chamber pressures of between 1,750 to 2,500 kPa.

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

We received approval for a SAGD pilot at Test Site 1. The proposed pilot will consist of one 100 meter long horizontal well pair, with the upper well placed five meters below the glacial till cap, or overburden, and is designed to make use of the existing surface facilities. The SAGD pilot will demonstrate the steam containment properties of the glacial till cap and provide information essential for the front-end engineering design for the commercial development. Further activity on the pilot project has been suspended pending the necessary financing.

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
The Company is in discussion with SME to assess a re-abandonment issue relating to the abandonment of early exploration core holes.  We have drilled 355 exploration core holes in Saskatchewan and during a review of our development plans and well records, we determined that 223 of the early-year wells were not abandoned to a standard that meets our thermal development requirements or were not abandoned in accordance with the regulatory requirements.

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

During the nine months ended January 31, 2011, we completed an 18 hole re-abandonment program.  We successfully re-abandoned 14 core holes and were only partially successful in our attempt to re-abandon the other four core holes. Those four core holes may still contain conduits which will require the Company to undertake further monitoring should a SAGD project be implemented within the vicinity of these core holes. The re-abandonment of these four core holes occurred early in the program, and we anticipate high success rates on the re-abandonments still to come.

The remaining 106 core holes are comprised of a combination of locations that are in or adjacent to the commercial development area plus a portion of the core holes for which we intend to seek waivers.  Our best estimate of the cost to complete this program over the next four years is $21.2 million.

Pasquia Hills Oil Shale Area

Pasquia Hills Oil Shale Permit Area

A geologic assessment, including an estimate of Petroleum Initially-in-Place, of our permit lands based on the drill results to October 2009 and data obtained from legacy drilling was prepared by Norwest Corp.

On July 30, 2010, we cancelled a transaction to sell the Pasquia Hills assets to Canshale Corp. as Canshale was unable to meet the minimum financing requirement that was a condition for the transaction to close.

Corporate

On August 17, 2010, we announced that we had initiated a process to explore strategic alternatives for enhancing shareholder value.  The Board’s decision reflects careful consideration of our current financial position and the capital required to execute the business plan.  In light of the significant incremental capital required to advance the exploration and development of the oil sands assets in Saskatchewan and Alberta, the Board determined that it is in the best interests of shareholders to engage financial advisors and formally explore all alternatives.  The process of exploring and evaluating strategic alternatives is being overseen by a Special Committee chaired by Brian MacNeill, and including Ronald Blakely and Paul Ching.

The Special Committee is considering all alternatives to increase shareholder value, including strategic financing opportunities, asset divestitures, joint ventures and/or a corporate sale, merger or other business combination, and will ultimately recommend a course of action to the Company’s full Board.  We have retained TD Securities Inc. as a financial advisor to assist us with this process.

We also announced our intention to divest our Eagles Nest oil sands lease and Pasquia Hills oil shale permits.  The Eagles Nest property is geographically distant from our other oil sands discoveries and is largely unexplored.  We have also recognized for some time that retaining and developing the Pasquia Hills oil shale deposits would require considerable time, effort and financial resources while we are in the process of exploring and developing our significant portfolio of oil sands assets.  We have no plans to develop the Pasquia Hills properties at this time.  We have not yet received any offers under financial terms that are acceptable to the Company and have determined that it is in the best interests of the company to retain these assets until an adequate offer is received or additional funds are available for the development of these longer-term assets.

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

Outlook

Our reservoir development and exploration activities over the next few months will be focused on the Wallace Creek drilling program, preparing to execute the SAGD pilot at Axe Lake if financing becomes available and working with SMER to convert our Axe Lake permits to a long-term lease.

At Axe Lake, our activities will focus on retaining portions of PS00208 and PS00210 and converting them to leases.  The permits are currently held under the Oil Shale Regulations, 1964 (1964 Regulations).  We have requested that the Saskatchewan Minister of Energy and Resources convert permits to PS00208 and PS00210 to licenses and then to leases under the terms of the Petroleum and Natural Gas Regulations, 1969 (1969 Regulations).  The outcome of these discussions is not certain.

We expect to relinquish the balance of our Axe Lake lands in Saskatchewan as we do not believe that the lands to the south of the Axe Lake area are prospective, either due to the presence of interbedded water in the reservoirs that would not allow for commercial development or lack of bitumen in the reservoirs in the licenses in the southern portion of our Saskatchewan lands.  Our assessment of the Saskatchewan Oil Sands Licenses has resulted in the recognition of an impairment of $2.5 million ($1.8 million net of tax) in the financial statements as of and for the nine months ended January 31, 2011. Further, we have found interbedded water areas in our East Raven Ridge area.  Further analysis of these lands’ prospectivity is underway and may result in relinquishment of certain of our East Raven Ridge lands in Alberta.  The relinquishment of these lands will have no impact on the Company's current resource estimates or development plans.

Over the next twelve months, we plan to continue the analytical activities necessary to evaluate the recoverability of our oil sands resources at Axe Lake, Wallace Creek and Raven Ridge, including a SAGD pilot at Axe Lake.  Further delineation drilling is required in the northern and eastern Wallace Creek area, and the southern Raven Ridge area in order to satisfy permit retention requirements.  Whether or not the Company is able to complete this delineation drilling and retain certain portions of these permits not yet delineated is subject to the availability of capital and regulatory approvals.

Based on the delineation drilling results to date and our knowledge of the regional geology, we believe there is good potential for that project area to ultimately support an additional commercial project at Wallace Creek.  This assessment is subject to a further delineation drilling, the availability of capital to complete this drilling and regulatory approvals.

Based on our review of publicly available drilling data and an analysis of our own delineation drilling to date, the reservoir in our West Raven Ridge area adjacent to Cenovus Energy Inc.’s (“Cenovus”) Borealis Project appears to be similar geologically.  Both reservoirs have relatively thick net bitumen pay and significant amounts of top and bottom water associated with them.  Cenovus has submitted an application to the Energy Resources Conservation Board of Alberta to develop their property and, while we do not yet have the commercial or technical wherewithal to commercially develop our West Raven Ridge area, the reservoir may be developed using a similar recovery scheme as is planned by Cenovus.

Liquidity and Capital Resources

At January 31, 2011, the Company held cash and cash equivalents totaling $21.0 million.

On May 10, 2010, the Company issued 10.5 million flow-through shares at $1.00 CDN ($0.995 USD) and 9.2 million common shares at $0.85 USD per share for gross proceeds of $18.6 million CDN ($18.1 million USD) pursuant to a non-brokered private placement.

On November 5, 2010, we completed a financing for 20.8 million common shares at a price of $0.45 USD per share and 7.1 million common shares on a flow-through basis at a price of $0.51 CDN ($0.50 USD) per share for total gross proceeds of approximately $13.4 million CDN ($12.9 million USD).

On January 17, 2011, the Company entered into an equity distribution agreement (“Agreement”) with Knight Capital Americas, L.P. (“KCA”), a subsidiary of Knight Capital Group, Inc. Under the terms of the Agreement, the Company may offer and sell shares of common stock by way of “at-the-market” distributions on NYSE Amex, up to a maximum of US$20 million over a period of 12 months, through KCA as sales agent. The shares will be distributed at market prices prevailing at the time of each sale and the timing, price and number of shares sold are at our discretion.  The number of shares sold on any given day is expected to be relatively small compared to the total volume of shares traded.
Funds raised from the ATM program will be used to finance a re-abandonment program of approximately 26 core holes in the Axe Lake area and general corporate purposes. The near term priorities at Axe Lake are to convert the existing oil sands permits to a long-term lease and to continue with the core hole re-abandonment program.

Management anticipates that the Company will be able to fund its activities through December 2011 with its cash and cash equivalents as at January 31, 2011.  However, significant uncertainty remains about our ability to continue as a going concern and we may not be able to continue our operations beyond the next twelve months without additional financing. Additional financing will also be required if our activities are changed in scope or if actual costs differ from estimates of current plans.

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

Results of Operations

Net loss

Three months ended January 31, 2011 as compared to three months ended January 31, 2010.  The Company experienced a net loss of $10.7 million or $0.03 per share for the three months ended January 31, 2011 as compared to a net loss of $23.7 million or $0.08 per share for the three months ended January 31, 2010.  The decline in the net loss in the current period as compared to the prior period is primarily due to the reduction in exploration activity, a reduction in stock-based compensation expense, decreased corporate expenses due to a reduction in salary expenses resulting from downsizing activities, and partially offset by a decrease in the deferred income tax benefit and foreign exchange gain.

Nine months ended January 31, 2011 as compared to nine months ended January 31, 2010.  The Company experienced a net loss of $35.8 million or $0.10 per share for the nine months ended January 31, 2011 as compared to a net loss of $41.7 million or $0.14 per share for the nine months ended January 31, 2010.  The decrease in the net loss as compared to the prior year is caused by an overall reduction in exploration and drilling activity, a reduction in salary expenses as a result of downsizing activities and a reduction in stock based compensation costs.  The decrease in the net loss during the nine month period ended January 31, 2011 compared to the prior year was partially offset by $8.5 million ($6.2 million net of tax) of cost revisions related to asset retirement obligations to re-abandon core holes in the Axe Lake area and reclaim the airstrip, camp site, access roads and reservoir test site at the Company’s properties.

The Company also recognized an impairment of $2.5 million ($1.8 million net of tax) on the Saskatchewan Oil Sands Licenses due to the high likelihood of relinquishment as well as an additional allowance for impairment of $4.8 million ($3.5 million net of tax) on the Pasquia Hills property.  In addition, the Company incurred $2.9 million of additional corporate expenses resulting from employee retention and termination costs and advisory costs incurred as part of the strategic alternatives review process.  The decrease in the net loss the nine month period ended January 31, 2011 compared to the prior year was also partially offset by a reduction in deferred income tax benefit and by foreign exchange activity, whereas a gain of $3.9 million was recorded during the nine months ended January 31, 2010 as a result of holding Canadian funds with appreciation of the Canadian dollar value versus the US dollar, compared to a loss of $0.1 million during the current period.

The Company expects to continue to incur operating losses and will continue to be dependent on additional sales of equity or debt securities and/or property sales or joint ventures to fund its activities in the future.

Exploration costs

Three and nine months ended January 31, 2011 as compared to three and nine months ended January 31, 2010.  Exploration costs for the three months ended January 31, 2011 were $2.8 million (2010 - $14.0 million).  Exploration costs for the nine months ended January 31, 2011 were $16.2 million (2010 - $26.4 million).  Exploration expenditures in the three months ended January 31, 2011 decreased due to a reduction in drilling and exploration activity during the period compared to the same period in the previous year.

The decrease in exploration costs during the nine month period ended January 31, 2011 is also due to a reduction in exploration and drilling activity during the nine months ended January 31, 2011 compared to the same period last year.  This is partially offset by $8.5 million of cost revisions related to asset retirement obligations to re-abandon a certain number of wells in the Axe Lake area and reclaim the airstrip, camp site, access roads and reservoir test site at the Company’s properties that were recorded in the nine month period ended January 31, 2011 compared to the same period last year.  The Operations Summary above provides a summary of the exploration activities conducted in the three and nine months ended January 31, 2011.

General and administrative

Corporate

Three and nine months ended January 31, 2011 as compared to three and nine months ended January 31, 2010.  General and administrative expenses settled with cash for the three months ended January 31, 2011 were $3.7 million (2010 - $5.7 million).  General and administrative expenses settled with cash for the nine months ended January 31, 2011 were $12.8 million (2010 - $12.8 million).  Expenditures in the three month period ended January 31, 2011 consist of salaries ($2.0 million), legal and other professional fees ($0.9 million) and general office costs ($0.8 million).  Expenditures in the nine month period ended January 31, 2011 consist of salaries ($5.9 million), legal and other professional fees ($3.8 million) and general office costs ($3.1 million).  General and administrative expenses in the three months ended January 31, 2010 consist of salaries ($3.8 million), legal and other professional fees ($0.5 million) and general office costs ($1.4 million).  General and administrative expenses in the nine months ended January 31, 2010 consist of salaries ($7.3 million), legal and other professional fees ($1.9 million) and general office costs ($3.6 million).  At January 31, 2011, there were 22 employees and no seasonal field employees, and at January 31, 2010, there were 62 employees including 17 seasonal field employees.  The decrease in salaries and wages during the three and nine months ended January 31, 2011 is due to a reduction in salary expenses resulting from downsizing activities and a reduction in severances paid during the period compared to the same periods last year which were partially offset by the recognition of costs of $0.7 million for the three month period  ended January 31, 2011 and $1.2 million for the nine month period ended January 31, 2011 for employee benefit arrangements related to a termination plan in connection with the review of strategic alternatives.  The increase in professional fees during the three and nine months ended January 31, 2011 is related to additional costs incurred as part of the strategic alternatives review process.  The decrease in general office costs during the three and nine months ended January 31, 2011 is mainly caused by downsizing activities.

Stock-based compensation

Three and nine months ended January 31, 2011 as compared to three and nine months ended January 31, 10.  Stock-based compensation expense for the three months ended January 31, 2011 was $0.05 million (2010 - $1.9 million) and $1.0 million for the nine months ended January 31, 2011 (2010 - $4.7 million) and consists of stock-based compensation related to the issuance of options to directors, officers and employees.  The decrease during the three and nine month period compared to the same periods in the prior year is due to fewer options remaining to vest including options forfeited caused by a reduction in the number of employees.  A total of 5.7 million options were forfeited during the nine months ended January 31, 2011.

Foreign exchange loss (gain)

Three and nine months ended January 31, 2011 as compared to three and nine months ended January 31, 2010. A foreign exchange gain of $0.06 million (2010 - $0.8 million) during the three months ended January 31, 2011 resulted from holding less Canadian funds in the parent company during the current period as compared the same period last year when the value of the Canadian dollar appreciated slightly against the U.S dollar.  For the nine months ended January 31, 2011, a foreign exchange loss of $0.1 million (2010 - gain of $3.9 million) resulted from holding fewer Canadian funds in the parent company during the current nine month period compared to the same period last year with increased volatility of the Canadian dollar against the U.S. dollar.

Depreciation and accretion

Three and nine months ended January 31, 2011 as compared to three and nine months ended January 31, 2010.  Depreciation and accretion expense for the three months ended January 31, 2011 was $1.1 million (2010 - $0.8 million) and $3.3 million for the nine months ended January 31, 2011 (2010 - $1.8 million).

Depreciation expense relates to camp facilities, equipment and corporate assets which are being depreciated over their useful lives of three to five years.  Accretion expense relates to the asset retirement obligation recognized on the re-abandonment of a certain number of wells in the Axe Lake area and on the airstrip, camp site, access roads and reservoir test sites which are being brought into income over a period of one to thirty years.  The increase during the three and nine month period ended January 31, 2011 compared to the same periods last year is due to the additional accretion on asset retirement obligation resulting from the re-abandonment of a certain number of wells in the Axe Lake area that was identified in the previous fiscal year.

Impairment

Three and nine months ended January 31, 2011 as compared to three and nine months ended January 31, 2010.  The impairment for the three months ended January 31, 2011 was $5.1 million (2010 - $5.6 million) and is mainly due to recognizing an additional $4.8 million impairment on the Pasquia Hills property.  Due to the considerable time, effort and financial resources required to explore and develop the property and since the Company has no plan to move in that direction, management recognized a full impairment on the oil shale property and wrote down the remaining carrying value to zero at January 31, 2011.  The impairment for the nine months ended January 31, 2011 was $7.3 million (2010 -  $5.6 million) and is comprised of the additional $4.8 million impairment on the Pasquia Hills property as well as $2.5 million on the Saskatchewan Oil Sands Licenses due to their high likelihood of relinquishment which existed at January 31, 2011.

Interest and other income

Three and nine months ended January 31, 2011 as compared to three and nine months ended January 31, 2010.  Interest income for the three months ended January 31, 2011 was $0.07 million (2010 - $0.05 million) and $0.1 million for the nine months ended January 31, 2011 (2010 - $0.1 million).  Interest income is earned because the Company pre-funds its activities and the resulting cash on hand which is invested in short-term deposits.  The increase during the three month period as compared to the same period last year reflects the increase in market interest rates over the intervening period.  Interest income during the nine months ended January 31, 2011 compared to the same period in the prior year remained constant reflecting the decrease in short term investments offset by an increase in market interest rates over the intervening period.

Deferred income tax expense (benefit)

Three months ended January 31, 2011 as compared to three months ended January 31, 2010.  The deferred income tax benefit for the three months ended January 31, 2011 was $1.9 million (2010 - $3.4 million).  The decrease in the deferred tax benefit is due to a reduction in exploration activity and the renunciation of $5.4 million of flow through expenditures corresponding to a reduction of $0.6 million in tax benefit.

Nine months ended January 31, 2011 as compared to nine months ended January 31, 2010.  The deferred income tax benefit for the nine months ended January 31, 2011 was $4.9 million (2010 - $5.6 million).  The decrease in the deferred tax benefit is due to the reduction in exploration activity during the period, the renunciation of $8.6 million of flow through expenditures corresponding to a reduction of $1.0 million in tax benefit, and the recording of $4.4 million of asset retirement liabilities settled during the period and resulting in the reversal of $1.2 million of tax benefits previously recognized on asset retirement obligations.  This decrease in the deferred tax benefit is partially offset by $2.3 million of tax benefits related to $8.5 million of additional asset retirement obligations that were recorded during the period.  It also includes $2.0 million of tax benefits related to the $7.3 million impairment of the Saskatchewan Oil Sands Licenses and Pasquia Hills property.

The Company has generated deferred tax benefits by expensing all exploration costs for accounting purposes while capitalizing these costs for income tax purposes.  This results in a higher tax basis for the Company’s property and equipment when compared to their carrying value.  The deferred tax liability reported on the balance sheet is mainly related to the excess book value of property compared to its tax basis.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Vice President and Controller, Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.   Based on the evaluation as of January 31, 2011 our Chief Executive Officer and Vice President and Controller, Principal Accounting Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15e) under the Securities Exchange Act of 1934) were effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Vice President and Controller, Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On February 24, 2011, a putative class action was filed against the Company and certain current and former officers of the Company on behalf of investors who purchased the Company's securities during the putative class period of August 14, 2006 and July 14, 2009.  The Complaint asserts two causes of action:  securities fraud under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and control person liability for such fraud under Section 20(a) of the same act.  The Complaint alleges that the Company (i) failed to properly account for the Company's acquisition of an interest in OQI Sask in August 2006, (b) overstated the value of the Company's interest in OQI Sask, and (iii) failed to have adequate internal financial controls.  The Complaint seeks unspecified damages.  The Company believes the claim is without merit.

Item 1A.  Risk Factors

RISKS RELATED TO OUR BUSINESS

Due to our history of operating losses, we are uncertain that we will be able to maintain sufficient cash to accomplish our business objectives and to continue as a going concern

The consolidated financial statements have been prepared assuming that we will continue as a going concern.  However, without additional funding, we may not be able to continue our operations beyond December 2011.  Significant uncertainty remains regarding the Company’s ability to continue as a going concern for the next 12 months.  During the fiscal years ended April 30, 2010 and 2009 we incurred net losses of $64 million and $89 million, respectively.  At January 31, 2011, there was stockholders’ equity and working capital of $395 million and $17 million, respectively and net loss for the nine months ended January 31, 2011 of $36 million, and a deficit accumulated during the development phase of $431 million.  There is no assurance that we can generate net income, generate revenues or successfully explore and exploit our properties.

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

Certain First Nations and Mètis people have treaty and aboriginal rights, and claim aboriginal title, in relation to our permit and lease lands in Alberta and Saskatchewan and other lands that are potentially affected by our activities.  The Governments of Canada, Alberta and Saskatchewan have a duty to consult with those aboriginal people in relation to actions and decisions which may impact those rights and claims and, in certain cases, have a duty to accommodate their concerns.

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

Currently, the Company is working with the regulators to assess an issue relating to the re-abandonment of early exploration core holes in the Axe Lake area.  It is possible that the outcome of such assessment could result in cancellation of the permits if the Company does not comply with the governing regulations.

The Saskatchewan Ministry of Energy and Resources has issued an order requiring the Company, among other things, to re-enter and remediate, by March 1, 2015, all exploration core holes identified as having been inadequately abandoned in the Axe-Lake area and which pose risks to future development, property or the environment.  The Company began re-abandonment operations in 2010. If the Company is unable to re-abandon the early exploration core holes in the Axe Lake area in a manner and time-frame satisfactory to the Saskatchewan Ministry of Energy and Resources, our ability to commercially develop the Axe Lake reservoir may be limited or severely restricted.

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

The impact of recent management changes or the loss of current management may make it difficult for us to operate

We have recently experienced significant changes to our senior management team.  In August 2010, our former Chief Operating Officer resigned, in September 2010, our former Executive Chairman, President and Chief Executive Officer resigned and the Company appointed a new acting Chief Executive Officer and effective January 12, 2011, we appointed Simon Raven to the position of Vice President, Exploration and Development from his previous position as our Chief Geologist.  On February 1, 2011 we appointed Garth Wong as President and Chief Executive Officer, replacing the acting Chief Executive Officer and appointed Annie Lamoureux as Vice President and Controller.  Our success is dependent upon the integration of our new Chief Executive Officer and upon other management and key personnel. The unexpected loss or departure of any of our key officers and employees could be detrimental to our future success.  We do not maintain key-man insurance for any of our employees.
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

On April 26, 2007, the Government of Canada announced a Regulatory Framework for Air Emissions and Other Measures to Reduce Air Emissions, or the “Framework”, which outlined proposed new requirements governing the emission of GHGs and other industrial air pollutants, including sulphur oxides, volatile organic compounds, particulate matter and possibly additional sector-specific pollutants in accordance with the Framework.  The Framework introduced further, but not full, details on new GHG and industrial air pollutant limits and compliance mechanisms that will apply to various industrial sectors, including oil sands extraction, starting in 2010.  The Framework proposed GHG emission-intensity reduction targets of six percent per year from 2007 to 2010, followed by annual reductions of two percent through 2015.  On March 10, 2008, the Canadian Federal Government elaborated on the Framework with the release of its “Turning the Corner” policy document (the “Updated Framework”).  It was contemplated that new regulations would take effect January 1, 2010. Draft regulations were expected to be available for public comment in the Fall of 2008 but have not yet been released, and it is not known if or when they will be released or implemented.

The proposed regulatory framework provides that existing oil sands facilities in operation by 2004 will be subject to an 18% emission intensity reduction requirement commencing in 2010, with 2% additional annual reductions thereafter until 2020.  Facilities commissioned between 2004 to 2011 or facilities existing prior to 2004 which between 2004 and 2011 have had a major expansion resulting in an increase of 25% or more in physical capacity or which undergo a significant change to processes will be exempt from the 2010 emissions intensity reduction target of 18% but will have to report their emissions each year.  After their third year of operation they will be required to reduce their emissions intensity by 2% annually from a baseline emissions standard which is to be determined by reference to a sector-specific, cleaner-fuel standard.  For oil sands facilities, it is contemplated that there will be specific cleaner-fuel standards based on the use of natural gas for each of mining, in situ and upgrading.  However, an incentive to deploy carbon capture and storage (CCS) has been included in the proposed regulatory framework. CCS is where carbon dioxide is captured from a facility’s process or exhaust gas emissions before they are emitted and then injected into deep underground geological formations and monitored to ensure they do not escape into the atmosphere.  If a facility commissioned between 2004 and 2011 is built such that it is able or ready to undertake CCS, then it will be exempt from the cleaner-fuel standard until 2018 and it will only be required to reduce its emission-intensity by 2% per year from its actual emissions.  In situ oil sands projects and oil sands up-graders built after 2011 must have their GHG emissions profiles by 2018 equivalent to that of facilities employing CCS technology.  The proposed regulatory framework further encourages widespread use of CCS by 2018 by crediting emitters that make use of CCS technology for investments in pre-certified CCS projects up to 100% of their regulatory obligations through 2017.

The proposed compliance mechanisms under the Updated Framework include an emissions credit trading system for GHGs and certain industrial air pollutants, and several options for companies to choose among to meet GHG emission-intensity reduction targets and encourage the development of new emission reduction technologies, including the option of making payments into a technology fund, an emissions and offset trading system, limited credits for emission reductions created between 1992 and 2006, and international emission credits under the clean development mechanism under the Kyoto Protocol for up to 10% of each firm’s regulatory obligation.

On January 30, 2010, the Government of Canada submitted to the United Nations Framework on Climate Change a non-legally binding commitment under the Copenhagen Accord to reduce Canada’s emissions of GHGs by 2020 by 17% from 2005 emission levels.  This is a significant change from previous international commitments of a 20% reduction in emissions from 2006 levels by 2020.  The Government of Canada signaled that a new proposed national emissions reduction target will likely be enacted in Canada around the same time as similar legislation is enacted in the United States and will be consistent with the United States legislation.  However, at this time it is unclear when such legislation will be enacted in the United States or what that legislation will entail.  It is not known whether the previously announced proposed regulatory Framework and Updated Framework will proceed or be replaced with a new regulatory framework.  We believe that such Canadian federal legislation, once enacted, could have a material effect on the development of our assets.

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

On May 20, 2010, the Saskatchewan Legislature passed The Management and Reduction of Greenhouse Gases Act.  The Act, once proclaimed, sets a regulatory framework for reducing GHG emissions in Saskatchewan.  On March 22, 2010 the Government released for stakeholder consultation draft Management and Reduction of Greenhouse Gases Regulations which contemplate that operators of oil and gas facilities which annually emit 50,000 tonnes or more of GHGs be required to annually reduce emissions by 2% of the facility's baseline emissions determined by the Government and by an additional 2% per year thereafter until 2020.  The draft Regulations provide that a regulated facility operator may meet the requirements by actually achieving the required emissions reductions or by retiring offset credits, performance credits or emission credits generated through GHG emissions reductions undertaken after January 1, 2004 or by the payment of a compliance fee to the Government in an amount yet to be set.

Future legislated GHG and industrial air pollutant emission reduction requirements and emission-intensity requirements, or GHG and industrial air pollutant emission reduction or intensity requirements in future regulatory approvals, may require the restriction or reduction of GHG and industrial air pollutant emissions or emissions-intensity from our future operations and facilities, payments to technology funds or purchase of emission reductions or offset credits.  The reductions may not be technically or economically feasible for our operations and the failure to meet such emission reduction or emission-intensity reduction requirements or other compliance mechanisms may materially adversely affect our business and result in fines, penalties and the suspension of operations.  As well, equipment from suppliers which can meet future emission standards may not be available on an economic basis and other compliance methods of reducing emissions or emission-intensity to levels required in the future may significantly increase our operating costs or reduce output. Emission reductions or offset credits may not be available for acquisition or may not be available on an economic basis.  There is also the risk that provincial or federal governments, or both, could pass legislation which would tax such emissions.

RISKS RELATED TO OUR COMMON STOCK

Issuance of preferred stock and our anti-takeover provisions could delay or prevent a change in control and may adversely affect our common stock

We are authorized to issue 10,000,000 shares of preferred stock which may be issued in series from time to time with such designations, rights, preferences and limitations as our Board of Directors may determine by resolution.  The rights of the holders of our common stock will be subject to and may be adversely affected by the rights of the holders of any of our preferred stock that may be issued in the future.  Issuance of a new series of preferred stock, or providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire, or discourage a third party from acquiring our outstanding shares of common stock.  Our Board of Directors adopted a shareholders rights plan in March 2006 and reserved 250,000 shares of Series A Junior Participating Preferred Stock.

This shareholders rights plan could have the effect of discouraging, delaying or preventing an acquisition.  In addition, on October 30, 2006, the Company’s shareholders approved staggered terms for the Board of Directors, which could make removal of the Board of Directors more difficult for a third party.  The Class A directors will serve until the annual meeting in 2012, the Class B directors until the annual meeting in 2011, and the Class C directors until the annual meeting in 2013, or each until their successors are duly elected or appointed or until their earlier death, resignation or removal.  Each term for directors is three years.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

None.

Item 5.  Other Information

On February, 2011 we announced the appointment of Annie Lamoureux as Vice President and Controller of the Company, effective immediately.  Information in respect of Ms. Lamoureux's appointment has been previously disclosed.

On March 4, 2011, we revised the executive employment agreement for Leigh Peters, our Vice President Legal and Corporate Secretary.   The executive employment agreement was revised to allow for a severance factor of 18 months to be used in calculating Ms. Peters’ severance should there be termination without cause, a Change of Control or a Triggering Event (as defined in the executive employment agreement).  In addition, certain success payments are to be made to Ms. Peters if certain milestones are reached by Ms. Peters.

On February 1, 2011, we announced the appointment of Garth Wong as our President and Chief Executive Officer.   In connection with this appointment, on March 4, 2011, we revised the executive employment agreement for Mr. Wong effective as of February 1, 2011.    The material revisions include an increase in annual salary to $350,000, a stock option grant of 500,000 options to be priced on March 10, 2011, certain success payments to be made if certain milestones are reached by Mr. Wong and the revision of the severance factor in Mr. Wong’s executive employment agreement to 24 months.

On March 4, 2011, we entered into retention agreements with Simon Raven, VP Exploration and Development, Ms. Lamoureux, Ms. Peters and Mr. Wong, providing for lump-sum retention payments in certain circumstances including if Mr. Raven, Ms. Lamoureux, Ms. Peters and Mr. Wong remains employed by us until the successful completion of our strategic alternatives review process and, in any event, not later than January 1, 2012.

On March 31, 2011, T. Murray Wilson will be leaving his executive position with Oilsands Quest. Mr. Wilson will remain a member of the Company’s Board of Directors and will continue to serve as a member of the Reserves and Resources Committee. Mr. Wilson joined Oilsands Quest in August of 2006 and served the Company in various capacities, most recently as the Executive Deputy Chairman.

Item 6.  Exhibits.

31.1  Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2  Certification of Vice President and Controller, Principal Accounting Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1  Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2  Certification of Vice President and Controller, Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

_______________

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

OILSANDS QUEST INC.

Date: March 8, 2011	By:	/s/ Garth Wong
Garth Wong, President and Chief Executive Officer

Date: March 8, 2011	By:	/s/ Annie Lamoureux
Annie Lamoureux, Vice President and Controller, Principal Accounting Officer