Form 10-K/A
period 2010-04-30
Oilsands Quest Inc
filed 2011-05-16
CIK 1096791

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant as of October 31, 2010 was approximately $138,270,741 based upon the closing sale price of the Registrant’s Common Stock on such date.

As of May 13, 2011 there were 348,495,556 shares of common stock issued and outstanding.

Certain portions of the Registrant's definitive proxy statement filed with the Securities and Exchange Commission on August 27, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K (this “Amendment”) of Oilsands Quest Inc. (the “Registrant”), amends the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2010, which was filed with the Securities and Exchange Commission (the “SEC”) on July 13, 2010, and amended on July 22, 2010.  The purpose of this Amendment is to include (a) an audit report of Smythe Ratcliffe LLP covering the period from the Registrant’s date of inception through April 30, 2007; and (b) a revised report of KPMG LLP on the Registrant's consolidated financial statements to make reference to the report of Smythe Ratcliffe LLP, and a revised report of KPMG LLP on the Registrant's internal control over financial reporting.

Except as stated herein, this Amendment does not reflect events occurring after the original filing of the Registrant’s Annual Report on Form 10-K on July 13, 2010 or the amendment filed on July 22, 2010 and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original filing of our Annual Report on Form 10-K or the amendment filed on July 22, 2010. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the original filing of our Annual Report on Form 10-K and the amendment filed on July 22, 2010.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A.

i

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.  Financial Statements

See index to Financial Statements at page F-1 of this Report.

(a)2.  Financial Statement Schedules

Not Applicable.

(b)  Exhibits

23.1	Consent of Smythe Ratcliffe LLP, filed herewith.

23.2	Consent of KPMG LLP, filed herewith.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

ii

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OILSANDS QUEST INC.

Date: May 16, 2011	By:	/s/ Garth Wong
Garth Wong, President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Annie Lamoureux
Annie Lamoureux, Vice President and Controller (Principal Accounting Officer)

 Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Ronald Blakely	Director	May 16, 2011
Ronald Blakely

/s/ Paul Ching	Director	May 16, 2011
Paul Ching

/s/ Christopher H. Hopkins	Director	May 16, 2011
Christopher H. Hopkins

/s/ Brian MacNeill	Director	May 16, 2011
Brian MacNeill

/s/ Ronald Phillips	Director	May 16, 2011
Ronald Phillips

/s/ John Read	Director	May 16, 2011
John Read

/s/ Gordon Tallman	Director	May 16, 2011
Gordon Tallman

/s/ Pamela Wallin	Director	May 16, 2011
Pamela Wallin

/s/ T. Murray Wilson	Director	May 16, 2011
T. Murray Wilson

iii

OILSANDS QUEST INC.
YEAR ENDED APRIL 30, 2010
CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms

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

Consolidated Statements of Stockholders’ Equity, Three Years Ended April 30, 2010 and Period from Inception on April 3, 1998 to April 30, 2010

Consolidated Statements of Comprehensive Loss, Three Years Ended April 30, 2010 and Period from Inception on April 3, 1998 to April 30, 2010

Consolidated Statements of Cash Flows, Three Years Ended April 30, 2010 and Period from Inception on April 3, 1998 to April 30, 2010

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

TO THE STOCKHOLDERS AND DIRECTORS OF OILSANDS QUEST INC.
(A Development Stage Company)

We have audited the accompanying consolidated statements of operations, stockholders’ equity, comprehensive loss and cash flows of Oilsands Quest Inc. (a development stage company) for the period from inception on April 3, 1998 through to April 30, 2007 (not separately presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Oilsands Quest Inc. (a development stage company) for the period from inception April 3, 1998 through to April 30, 2007 (not separately presented herein) in conformity with accounting principles generally accepted in the United States of America.

/s/ Smythe Ratcliffe LLP

Chartered Accountants
Vancouver, Canada
July 29, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Oilsands Quest Inc.

We have audited the accompanying consolidated balance sheets of Oilsands Quest Inc. and subsidiaries (a development stage company) as of April 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, comprehensive loss and cash flows for each of the years in the three-year period ended April 30, 2010 and for the period from inception on April 3, 1998 to April 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The cumulative statements of operations, stockholders’ equity, comprehensive loss and cash flows for the period from inception on April 3, 1998 to April 30, 2010 include amounts for the period from inception on April 3, 1998 to April 30, 2007, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period from inception on April 3, 1998 to April 30, 2007 is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oilsands Quest Inc. and subsidiaries (a development stage company) as of April 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2010 and for the period from April 3, 1998 to April 30, 2010, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oilsands Quest Inc. and subsidiaries (a development stage company) as of April 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, comprehensive loss and cash flows for each of the years in the three-year period ended April 30, 2010 and for the period from inception on April 3, 1998 to April 30, 2010, and our report dated July 12, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

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