Form 10-K
period 2011-04-30
Oilsands Quest Inc
filed 2011-07-06
CIK 1096791

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of June 30, 2011 there were 348,495,556 shares of common stock issued and outstanding.

Certain portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of April 30, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Currency

Unless otherwise specified, all dollar amounts are expressed in United States dollars. All future payments in Canadian dollars have been converted to United States dollars using an exchange rate of $1.00 U.S. = $1.054185 CDN, which was the April 30, 2011 exchange rate.

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

—
1259882 Alberta Ltd. incorporated on August 4, 2006.  The only activity conducted by this subsidiary to date is to have an over-riding call right to acquire the Exchangeable Shares (as defined below) in consideration of it delivering to the shareholder the number of common shares in the Company that a shareholder would otherwise have been entitled to upon a redemption or retraction of the Exchangeable Shares.

Strategy

Our strategy is to focus on business opportunities in the oil sands sector with the objective of maximizing shareholder value on a per share basis.  We will execute our strategy by:

Exploring and delineating resources on our lands. Our operating teams have conducted extensive exploration and development programs, consisting of drilling 466 wells, conducting 2,136 kilometres of 2-D and 3-D seismic surveys, and other exploration activities resulting in the discovery of the Axe Lake, Raven Ridge and Wallace Creek reservoirs and the identification of other oil sands prospects. We manage and operate all of our activities.

Exploiting the oil sands resources identified. We are focused on continuing the development of our reservoirs, including reservoir and overburden testing programs at Axe Lake.  Our development strategy includes the use of commercially reliable recovery methods to develop our projects in a timely and responsible manner.

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

In accordance with the Acquisition Agreements, all OQI Sask common shares other than those held by us were exchanged for a new class of OQI Sask shares called Exchangeable Shares pursuant to a ratio of one OQI Sask common share to 8.23 Exchangeable Shares. The Exchangeable Shares are exchangeable at any time on a one-for-one basis, at the option of the holder, for shares of our common stock. An Exchangeable Share provides a holder with economic terms and voting rights which are, as nearly as practicable, equivalent to those of a share of our common stock. Holders of Exchangeable Shares have registration rights with respect to the resale of our common stock to be received upon exchanging the Exchangeable Shares into our shares. The holders of the Exchangeable Shares will receive up to an aggregate of 76,504,304 shares of our common stock at each holder’s election. The Exchangeable Shares are represented for voting purposes in the aggregate by one share of our Series B Preferred Stock (the “Preferred Share”), which Preferred Share is held by CTC. CTC will in turn vote the one Preferred Share as indicated by the individual holders of Exchangeable Shares. The one Preferred Share represents a number of votes equal to the total outstanding Exchangeable Shares on the applicable record date for the vote submitted to our shareholders. At April 30, 2011, 46,346,867 shares of common stock had been issued on exchange of Exchangeable Shares, 3,237,131 shares have expired and 26,920,305 shares of common stock remain to be issued on future exchanges of Exchangeable Shares.

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

As a result of these transactions, OQI Sask held an undivided 100% interest, subject to the above noted royalties, in Saskatchewan Oil Shale Exploration Permit Nos. PS00205, PS00206, PS00207, PS00208, PS00209, PS00210, PS00211, PS00212, PS00213, PS00214, PS00215, PS00216 and PS00217, granted originally on June 1, 2004. The permits were granted by the Province of Saskatchewan in 2004 under the Oil Shale Regulations, 1964 as amended, revised or substituted from time to time, for a term of five years. The permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease pursuant to these regulations has been granted. The term of the permits may be extended for up to three, one-year extensions subject to regulatory approvals, as required. On May 27, 2011, the Company received the third and final one year extension pursuant to the regulations.

As of April 30, 2011, the Company held 406,274 acres consisting of Saskatchewan Oil Shale Exploration Permit Nos. PS00205, PS00206, PS00208, PS00210 and PS00212.  On May 31, 2011, OQI Sask relinquished three of the permits, PS00205, PS00206 and PS00212, representing 245,642 acres.

The permits, when granted, were subject to annual rental payments and commitments to certain levels of expenditures annually pursuant to the terms of the permits and government regulations. The annual rentals were payable in advance as to $0.02 ($0.02 CDN) per acre for the first year and escalating to $0.11 ($0.10 CDN) per acre in the fifth year. On May 7, 2007, the Saskatchewan government updated the Oil Shale Regulations, 1964 requiring an increase to annual rentals of $0.11 ($0.10 CDN) per acre for the remaining term of the permits. The required exploration expenditures to hold the permits were also increased to $0.85 ($0.81 CDN) per acre for each of the remaining years of the permits and $1.28 ($1.21 CDN) per acre for each year that the permits are extended. The Company has paid all required annual rentals and complied with the annual exploration expenditure requirements.

On August 13, 2007, the Company acquired five oil sands licenses totaling 109,920 acres granted under the Petroleum and Natural Gas Regulations, 1969 (Saskatchewan), as amended, revised or substituted from time to time, for a term of five years for an aggregate cost of $2,140,233 ($2,249,089 CDN). The licenses provide for the exclusive right to search for oil sands on the lands granted and to win, recover, extract, carry off, dispose of and sell the oil sands products found on the licensed lands. The oil sands licenses provide the opportunity to convert up to 100% of the licenses to a production lease on the basis of one section of land for every well that intersects an oil sands zone. Licenses require annual rental payments of $0.75 ($0.71 CDN) per acre. The Company has paid all required annual rental payments for the licenses granted.  The Company expects to relinquish these licenses on August 12, 2011.

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

Oil sands permits and lease in Alberta

- Raven Ridge

During the year ended April 30, 2007, the Company acquired four oil sands permits totaling 67,053 acres in a public offering of Crown Oil Sands Rights for an aggregate cost of $22,221,968 ($25,651,985 CDN). The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements. Permits are granted for a five-year primary term and require annual rental payments of $1.50 ($1.42 CDN) per acre.  The Company expects to relinquish Permit No. 7006080098 in August of 2011.  For a description of the location of this permit, see Part 1, Item 2 Properties and Statement of Oil and Gas Information.

Raven Ridge is located in Alberta directly west of our Axe Lake oil sands permits in Saskatchewan.

- Wallace Creek

On January 23, 2008, the Company acquired two oil sands permits totaling 45,546 acres in a public offering of Crown Oil Sands Rights (permits were officially granted on January 24, 2008). The total consideration paid for these permits was $9,732,500 ($10,010,880 CDN). The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements. Permits are granted for a five-year primary term and require annual rental payments of $1.50 ($1.42 CDN) per acre. On June 27, 2011, the Company received approval from Alberta Energy to extend the Wallace Creek permits for an additional 67 days to March 31, 2013.

Wallace Creek is located in Alberta directly west of our Axe Lake oil sands permits in Saskatchewan.

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

To finance the acquisition of Eagles Nest in 2005 the Company issued convertible debentures pursuant to which Township also granted royalties of $0.0061 ($0.0058 CDN), net after a buy back, on each barrel of crude bitumen produced, saved and sold from the project. The convertible debentures have all been converted to common stock.

Pursuant to the terms of the lease, Township’s annual lease rentals are $34,004 ($32,256 CDN). OQI Sask has paid all required annual rentals and the lease is in good standing.

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

We reacquired nine exploration permits on the original Pasquia Hills oil shale prospect area from the Province of Saskatchewan in September and October 2006. In accordance with the terms of the new permits and following an initial assessment, we relinquished 30% of the total acreage of the granted permits within 90 days of the grant. As of April 30, 2011 we held Oil Shale Permit Nos. PS00222, PS00223, PS00224, PS00225, PS00226, PS00237 and PS00238 granted under the Oil Shale Regulations, 1964, as amended or revised or substituted from time to time for five-year terms from the date of grants. The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, as required. The permits total 405,961 acres and are located near Hudson Bay, Saskatchewan. The permits provide for the right to explore, mine, quarry and work the permit lands, but not to produce or recover oil shale except for test purposes until a lease has been granted.

The annual rental payable in advance was $0.05 ($0.05 CDN) per acre for the first year, and on May 7, 2007 the Saskatchewan government updated the regulations requiring annual rentals of $0.11 ($0.10 CDN) per acre for the remaining term of the permit. The required exploration expenditures to hold the permits were also increased to $0.42 ($0.40 CDN) per acre for the second year of the permits, $0.85 ($0.81 CDN) per acre for the last three years of the permits and $1.28 ($1.21 CDN) per acre for each year that the permit is extended, as required.

On August 13, 2007, we acquired one additional oil shale exploration permit granted under the Petroleum and Natural Gas Regulations, 1969 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years totaling 83,769 acres in the same area near Hudson Bay, Saskatchewan. This permit, together with the nine exploration permits acquired in September and October 2006 as described above, are collectively referred to as Pasquia Hills Oil Shale. The permit provides for the right, license, privilege and authority to explore for oil shale within the permit lands. The term of the permit may be extended for up to three one-year extensions subject to regulatory approvals, if required. This oil shale permit was acquired under a land sale work commitment bid for the first two years of the permit. The Company bid a total work commitment of $298,110 ($301,568 CDN) to be incurred during the first two years of the permit and the permit requires a further work commitment of $0.85 ($0.81 CDN) per acre for the last three years and $1.28 ($1.21 CDN) for each extension year plus annual rental payments of $0.11 ($0.10 CDN) per acre.

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

In January 2007, due to the extent of land covered by our drilling, we designated an  area, plus certain additional prospective lands associated with it, as Axe Lake. The Axe Lake area is currently comprised of approximately 65 sections (65 square miles) located in Townships 94 and 95, Ranges 24 and 25 West of the 3rd Meridian of Permits PS00208 and PS00210 (100% Oilsands Quest).

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

In October 2010 we completed a 4 well drilling program which completed our work commitment for the extension of Exploration Permits 208, 210 and 212 in Saskatchewan. The results of this drilling program helped to answer key geological questions in the Axe Lake area but did not have a material effect, positive or negative, on the resource totals.

In November 2010 we completed an 18 well re-abandonment program in which we re-entered 18 core holes previously drilled by the Company in an effort to re-cement and abandon to the specifications required for thermal in-situ operations. 14 of the re-abandonments were fully successful in getting thermal cement to the bottom of the original well bore. 4 of the re-abandonment attempts were not successful in getting thermal cement to the bottom of the original well bore and will require future monitoring or remediation, or potential set-back of production wells.

In 2010 we completed the engineering design for a SAGD pilot project at Axe Lake, which modifies existing surface facilities. We also procured materials with certain long lead times for the facilities and horizontal wells.  The test was originally scheduled for start-up in fall 2010 and intended to run for approximately 6 months. The test has been deferred indefinitely while the Company pursues strategic funding or partnering alternatives.

On January 13, 2011 we provided an operational update and comprehensive review of the geology, reservoir characteristics, and potential development plans for all of our assets.

In May 2011, we released an updated independent engineering estimate of contingent, discovered and undiscovered resources which were prepared in accordance with the standards set out in COGEH and NI 51-101.  This resource estimate applied only to Wallace Creek and incorporated the results of our 5 well drilling program at Wallace Creek in early 2011.  Resource estimates at Axe Lake, Raven Ridge and Eagle’s Nest were not updated.

The below table summarizes the drilling program accomplishments to date.

Table 1: Results of Oil Sands Drilling Programs

	2010/2011	Drilled to Date (Nov.22/05 to April 30/11)
	Wells Drilled	Wells Drilled	Sections Drilled	Wells per Section
Axe Lake Exploration	3	323	78	4.1
Axe Lake Development/Reservoir Test	0	26	n/a	n/a
Axe Lake Groundwater Monitoring	0	19	n/a	n/a
Saskatchewan Exploration (outside Axe Lake)	1	36	29	1.2
Raven Ridge Exploration	0	48	23	2.1
Wallace Creek Exploration	5	14	14	1.0
Eagles Nest Exploration	0	0	0	0.0
Total	9	466	144	3.2

The table below summarizes Oilsands Quest’s completed seismic programs.  All of the noted seismic programs were completed prior to fiscal 2011.

Table 2: Seismic Surveys

	Saskatchewan		Alberta
	Km	Miles	Km	Miles
2-D	337	209	106	66
3-D	1,192	741	501	311
Total	1,529	950	607	377

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

Weatherford Laboratories conducted a high temperature caprock study on the samples provided.  6 samples from the core holes 16-33-092-25W3M, 04-21-094-25W3M, 12-12-095-25W3M, 5-12-095-05W3M, 142/8-11-095-25W3M, and 143/8-11-095-25W3M have been processed, and the laboratory work demonstrates a range of permeabilities from 0.1-0.002md at 20°C.  When the samples are subjected to temperatures of 200°C, a further decrease in permeability to the range of 0.04-0.002 millidarcies ("md") is observed in the laboratory.  These permeability measurements indicate that the ability of the fluid or gas to migrate into the glacial till is significantly impaired allowing the overburden to act as an effective cap for SAGD operations.

The core samples have been correlated with previously drilled exploration core holes and with our extensive Axe Lake and Raven Ridge 3-D seismic data-sets to determine the extent and continuity of this glacial till layer across the various reservoirs on both sides of the Saskatchewan/Alberta border.  Based on the current data set it appears that the dense glacial till layer is present over the majority of the potential commercial development area.  To the extent that we are able to secure additional financing and continue as a going concern, we plan to conduct further 3-D seismic and overburden drilling and to fully map the dense overburden across all reservoir areas.

Generally the dense glacial till layer lies directly on top of the oil sands reservoir zone, however in some areas there are several meters of top water between the oil sands zone and the glacial till. The impact of these zones is being studied and the results will be incorporated into our commercial development plan.

Axe Lake Area – Reservoir Development Activities

The 3-D seismic survey program in northwest Saskatchewan was concentrated in Axe Lake and covered over 24 square kilometres (15 square miles). We are using the detailed, three component 3-D seismic survey data as one of the key tools to further define the geological structure and reservoir architecture to assist in the ongoing reservoir studies and technical planning related to the development of this resource. For a description of the seismic program on Axe Lake, see tables in “Description of Business -- Activities to Date”. Geological models have been developed and have incorporated laboratory measurements of fluid properties, geo-mechanical characterization, porosity, permeability as well as special core floods and cap rock integrity measurements.

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

We constructed Test Site 2 for the potential testing and development of alternative recovery technologies.  There are currently no plans for this site.

At Test Site 3, we conducted low energy tests using a custom, downhole electrical heater. We measured pressures and temperatures at ten different locations inside the oil sands reservoir. This information has been used for preliminary calibration of our reservoir simulator to help maximize the efficiency of the SAGD Pilot at Test Site 1. We drilled, completed and instrumented two vertical test holes and we have constructed the supporting infrastructure. One vertical test hole is equipped with a downhole electric heater to provide heat to the reservoir and both test holes are equipped with pressure and temperature sensors to allow for determination of the effective reservoir heat transfer and mobilization of the bitumen at lower temperatures. Heating of the reservoir was initiated in late October 2008 and re-commenced in mid-January of 2009 with the heater placed at the depth of the Devonian underburden. In April of 2009, the heater was raised to the bottom of the oil sands reservoir and heating continued, until the heater was removed from the well on June 26, 2009.

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

The next phase of testing, subject to regulatory approvals and our ability to secure additional financing and continue as a going concern will be a SAGD pilot at Test Site 1.  This will include the drilling of a new SAGD well pair in close proximity to the existing wells at Test Site 1 to build on our growing knowledge of the reservoir and cap rock characteristics and test the commercial viability of SAGD at Axe Lake.  The test plan will use one 100 metre long horizontal well pair, with the upper well placed five metres below the top of the interface between the overburden and the oil sands, and will also make use of the existing surface facilities.  SAGD has been the most widely used, and therefore best understood, in situ recovery technique for the production of immobile bitumen (at initial reservoir conditions) in the McMurray/Dina formations.

The objectives of this pilot are to:

1.	test the effects of steam contact on the glacial till overburden at Axe Lake and demonstrate that the cap will perform as a competent steam containment barrier in SAGD operations;
2.	confirm early stage SAGD production and steam rates with a scalable well length in order to improve forecasting for a commercial project;
3.	determine the optimal producing pressure for a commercial project;
4.	establish gas production rates and composition and produced water composition for facility design; and
5.	better understand the initial critical water saturation (minimum saturation at which water becomes mobile) in bitumen rich zones for use in forecast model.

Following the successful completion and interpretation of the initial steam test results, we would like to submit an application to continue the test for up to another six months in order to further evaluate injection pressures to help determine the optimal operational pressure for designing a commercial project.

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

In May 2010, we filed an application with the Saskatchewan Ministry of Environment ("SME") for approval to develop a 30,000 barrels per day of bitumen project at Axe Lake using SAGD.  We are currently working with SME and CEAA on the project specific guidelines under which the environmental impact would be evaluated.

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

In May 2010, we relinquished two of our northernmost land permits (permits PS00213 and PS00215) as we focus our activities to include only those lands that recent exploration activity has demonstrated to be prospective.  Exploration activities on these two permits included over 42 miles (68 kilometres) of 2-D seismic and 14 core holes.  The relinquishment of these permits did not impact the Company’s resource estimates or development plans.

In May 2011, we received the third and final one-year extension of Saskatchewan oil sands permits PS00208 and PS00210. We have a work commitment of one core hole on each of the 2 permits to keep the permits in good standing for lease conversion. All other remaining exploration permits (PS00215, PS00206, PS00212) were relinquished to the crown on their anniversary date of May 31, 2011, as we see the lands outside of the core Axe Lake Area in permits PS00208 and PS00210 and having low prospectivity.  We intend to relinquish all of our oil sands licenses to the south of Axe Lake on their anniversary date of August 12, 2011. Relinquishing these permits and licenses will not impact the Company’s resource estimates or developments plans.  A full impairment allowance was taken on the licenses at April 30, 2011.

At the conclusion of the formal phase of the strategic alternative review process (described more fully in the Corporate section), management determined that the carrying value of the Axe Lake permits was greater than their fair value at April 30, 2011, thus resulting in impairment in the value of the permits. We recorded a valuation allowance of $296.2 million at April 30, 2011.

Development of a commercial project at Axe Lake remains subject to financing, regulatory approval and other contingencies such as successful reservoir tests, internal approvals, and other risks inherent in the oil sands industry (See Part I, Item 1A. "Risk Factors" and see Part II, Item B. "Other Information").  Currently, we do not have the financial resources to complete a commercial development.

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

McDaniel reviewed the results and provided an updated resource estimate in compliance with COGEH and NI 51-101 in July 2010.

We do not currently have the commercial or technical wherewithal to develop our Raven Ridge area.  Following the conclusion of the formal phase of the strategic alternative review process (described more fully in the Corporate section), an impairment provision of $27.2 million was recorded in the year ended April 30, 2011.

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

In March 2011, we completed a 5 hole exploration drilling program on lands in the western township (TWP 96 R2 W4) of the Wallace Creek permits.  2 of the wells drilled encountered significant quantities of bitumen in the McMurray/Dina formation.

McDaniel reviewed the results and provided an updated resource estimate in compliance with COGEH and NI 51-101 in May 2011.

In June 2011, we received approval from Alberta Energy to extend the Wallace Creek permits for an additional 67 days to March 31, 2013. This extension will allow us to have 2 full winter exploration seasons in which to complete more exploratory seismic and drilling prior to any applications for conversion to lease.

Eagles Nest

Over the winter of 2005/2006 we undertook a detailed assessment of the historical data available on the Eagles Nest Prospect. During 2007/2008 we concentrated our efforts in acquiring the interests of the Triple 7 Joint Venture partners, which was completed in June 2008.

McDaniel reviewed the results and provided an updated resource estimate in compliance with COGEH and NI 51-101 in July 2010.

We also announced our intention to divest our Eagles Nest oil sands lease.  The Eagles Nest property is geographically distant from our other oil sands discoveries and is largely unexplored.  We have not yet received any offers under financial terms that are acceptable to us and have determined that it is in our best interest to retain these assets until an adequate offer is received or additional funds are available for the development of these longer-term assets.

We do not currently have the commercial wherewithal to develop the Eagles Nest area.  Following the conclusion of the formal phase of the strategic alternative review process (described more fully in the Corporate section), an impairment provision of $8.4 million was recorded in the year ended April 30, 2011.

Pasquia Hills Oil Shale Permit Area

In September 2008, we drilled 11 exploration test holes (covering an area of approximately 100 square miles) on our oil shale prospect in southeastern Saskatchewan with all the holes drilled encountering meaningful intercepts of oil shale of up to 21.5 meters in thickness.

In September and October 2009, we drilled and logged 12 exploration test holes on our oil shale prospect in eastern Saskatchewan with ten out of twelve holes drilled experiencing meaningful intercepts of oil shale of up to 37.0 meters in thickness.  The key challenge is in the development of our oil shale properties will be finding an economic process to produce kerogen (oil shale) on a commercial basis.  A geologic assessment of our permit lands based on the drill results, together with the data obtained from legacy drilling has been prepared by Norwest Corp.

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

On September 22, 2010, the Company announced the undertaking of a process to divest the oil shale permits at Pasquia Hills following a determination by the Board of Directors (the "Board") that these assets are non-core as both properties are located outside the Company’s primary project and discovery areas of Axe Lake, Wallace Creek and Raven Ridge.

As of January 31, 2011, these properties were no longer considered to be held for sale nor were the related operations considered discontinued. Since the Company has not yet received any offers under financial terms that are acceptable under the current divestiture plan for the non-core assets, management has determined that it is in our best interest to retain these assets until an adequate offer is received or additional funds are available for the development of these long-term assets.  We do not currently have the commercial or technical wherewithal to develop our Pasquia Hills oil share properties.

Management recognized a full impairment on the property and wrote down the remaining carrying value of $5.0 million ($5.0 million CDN) to zero at January 31, 2011. The cumulative impairment to date on the Pasquia Hills properties amounts to $11.9 million ($11.3 million CDN).

Corporate

On August 17, 2010, we announced that we had initiated a process to explore strategic alternatives for enhancing shareholder value. The Board’s decision reflected careful consideration of our financial position and the capital required to execute the business plan. In light of the significant incremental capital required to advance the development of the oil sands assets in Saskatchewan and Alberta, the Board determined that it was in the best interests of shareholders to engage financial advisors and formally explore all alternatives. The strategic alternatives process was overseen by a Special Committee chaired by Brian MacNeill and including Ronald Blakely and Paul Ching.

The Special Committee considered all alternatives to increase shareholder value, including strategic financing opportunities, asset divestitures, joint ventures and/or a corporate sale, merger or other business combination. We retained TD Securities Inc. (“TD”) as a financial advisor to assist us with this process.

As part of this process, TD and the Company made contact with a large number of companies. From that initial outreach, we entered into confidentiality agreements with eight different entities, which then had access to the Company’s data room. To date, the formal strategic alternatives process has not resulted in any proposals to the Company. The discussions and negotiations throughout this process have illustrated that potential future partners or acquirers would need to see a further level of development and de-risking of the assets in order to be prepared to make a substantial investment. We are therefore seeking funding to advance our assets toward commercial development, while remaining open to offers of joint venture opportunities, asset sales or other opportunities. In the interim, we intend to conduct a rights offering (the "Rights Offering") under which our existing shareholders would be given the right to purchase, on an equal, proportional basis, additional shares in the Company and shareholders who fully exercise their rights would be entitled to subscribe for additional shares that remain unsubscribed as a result of any unexercised rights.

The proceeds from the Rights Offering will be used to continue with the delineation and development of the assets (as described more fully under the “Outlook” section below), and for general corporate purposes.

There can be no assurance that the Rights Offering will result in the Company raising sufficient funds to carry out its exploration and development plans and the Company may continue to seek other sources of financing or asset sales.

On July 5, 2011, the Board accepted the resignations of Ronald Phillips and John Read effective September 6, 2011.  As well, T. Murray Wilson informed the Board that he did not intend to stand for re-election at the 2011 Annual General Meeting of Shareholders.  Further, Leigh Peters, the Company’s Vice President Legal and Corporate Secretary, left the Company effective immediately.   These changes reflect proactive moves on the part of the Board and Management to address the Company’s current financial situation.

Environmental and Regulatory

The Company is in discussion with SMER to assess a re-abandonment issue relating to the abandonment of early exploration core holes.  We have drilled 359 exploration core holes in Saskatchewan and during a review of our development plans and well records, we determined that 242 of the early-year wells were not abandoned to a standard that meets our thermal development requirements or were not abandoned in accordance with the regulatory requirements

We have applied for waivers on 99 core holes, the majority of which are located outside the current potential commercial development area and the regulator has indicated that they are willing to consider such waivers on a case by case basis.  Our waiver applications are based on the fact that these core holes fall outside the current commercial development area and are therefore located in areas that are not expected to be economically recoverable.  We have included approximately 143 core holes in our management's best estimate of the re-abandonment costs as described in our financial statements.

During the year ended April 30, 2011, we completed an 18 hole re-abandonment program.  We successfully re-abandoned 14 core holes and were only partially successful in our attempt to re-abandon the other four core holes. Those four core holes may still contain conduits which will require the Company to undertake further monitoring should a SAGD project be implemented within the vicinity of these core holes. The re-abandonment of these four core holes occurred early in the program, and we anticipate high success rates on the re-abandonments still to come.

The remaining 125 core holes are comprised of a combination of locations that are in or adjacent to the commercial development area plus a portion of the core holes for which we intend to seek waivers.  Our best estimate of the undiscounted/gross cost to complete this program over the next four years is $26.0 million.

Outlook

Our reservoir development and exploration activities over the next few months will be focused on preparing to execute the SAGD pilot at Axe Lake, designing and executing a seismic program at Wallace Creek and working with SMER to convert our Axe Lake permits to a long-term lease.  All of these plans are subject to our receipt of the necessary financing.  See "Risks Related to Our Business - Due to our history of operating losses, we are uncertain that we will be able to maintain sufficient cash to accomplish our business objectives".

At Axe Lake, we are seeking to retain portions of PS00208 and PS00210 and convert them to leases. The permits are currently held under the Oil Shale Regulations, 1964. We have applied to SMER to convert these permits to licenses and then to leases under the terms of the Petroleum and Natural Gas Regulations, 1969. The outcome of these discussions is not certain.

We expect to relinquish the balance of our Axe Lake lands in Saskatchewan as we do not believe that the licenses to the south of the Axe Lake permits are prospective, either due to the presence of interbedded water in the reservoirs that would not allow for commercial development or lack of bitumen in the reservoirs in the licenses in the southern portion of our Saskatchewan lands. We expect to relinquish these licenses in August 2011.

Based on the drilling results at Wallace Creek and our knowledge of the regional geology, we believe there is good potential for that project area to support a commercial SAGD project. Further seismic work or delineation drilling is required to confirm this potential and retain certain portions of these permits.

After analysis of available drilling and seismic data, we have concluded that the lands in the south part of Raven Ridge on Permit No. 7006080098 are not prospective and we expect to relinquish this permit in August 2011. Relinquishing these lands will have no impact on the Company's current resource estimates or development plans.

The Company may offer and sell shares of common stock by way of "at-the-market" distributions on NYSE Amex, until January 18, 2012. Funds raised from the ATM program will be used for general corporate purposes.  In addition, the Company intends to conduct a Rights Offering described above under the "Corporate" section.

There can be no assurance that the Rights Offering will result in the Company raising sufficient funds to carry out the exploration and development plans described above.

Employees

As at June 30, 2011, the Company had 18 employees.  Additional consultants may be added as activity levels dictate and field exploration and development activities increase.

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

The International Energy Agency (“IEA") projects that world primary energy demand will maintain steady growth over the next two decades, increasing on average by 1.5% per year from 2007 - 2030, resulting in an aggregate demand growth of approximately 40%. Fossil fuels, primarily crude oil, coal and natural gas, are expected to remain the dominant sources of primary energy, accounting for nearly 77% of this demand growth. Oil, in particular, is expected to remain the single largest fuel source throughout this period, accounting for 30% of demand in 2030.

According to the IEA, worldwide demand for oil was 85 million barrels per day (“bbls/d”) in 2008 and is expected to grow to 105 million bbls/d by 2030, an annual growth rate of approximately 1%.  Although the majority of this growth is expected in non-OECD countries such as China and India, North America is projected to be a large consumer of oil, representing 21% of total demand in 2030.

The IEA estimates that approximately one-third of the world's ultimately recoverable conventional oil resources have already been produced.  By 2030, it is expected that one-half of the world's ultimately recoverable conventional oil resources will have been produced. Non-OPEC conventional production is not expected to be sufficient to keep pace with rising demand.  Therefore, oil markets are expected to become more reliant on OPEC production and unconventional sources of crude oil.

Unconventional oil production, including bitumen, is expected to grow as a percentage of total world production from approximately 2.2% in 2008 to approximately 7.2% in 2030. This reflects an average annual growth rate of 6.6% per annum, far in excess of the expected annual growth rate for total production of 1.0% per annum. Canada's unconventional production, in particular, is expected to grow at approximately 5.4% per annum, reaching total production of 3.9 million bbls/d in 2030.

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

CAPP predicts oil sands production to increase to approximately 2.2 million bbls/d in 2015 and up to 3.5 million bbls/d in 2025. This increase in production from the oil sands is expected to occur over a period in which conventional oil production in Canada declines.

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

While both oil sands mining and in situ production methods impact the land, the surface footprint of in situ production is significantly smaller than that of a mine, and according to CAPP on a per barrel basis can be smaller than conventional oil production. An open pit mine's footprint ultimately affects the entire surface area over the resource and also requires tailings ponds, while in situ production requires only well pads on the surface for well heads, similar to conventional oil and gas, but, with more barrels typically recovered per well pad.

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

Upgrading is a process performed by specialized refineries called upgraders that transform bitumen into higher value hydrocarbons, most of which require additional processing at a refined products refinery before they can be used by end users. The primary output of oil sands upgraders is a light crude oil. All oil sands mining projects currently in operation are integrated with upgraders, while most in situ projects are not integrated with upgraders. In recent years, the differential of bitumen pricing to light crude oil pricing (the "Bitumen - Light Differential") has narrowed considerably. The increased demand for bitumen relative to the available supply has reduced the economic attractiveness of upgrading and has resulted in higher netbacks for non-upgraded bitumen.

Bitumen blends from Canadian oil sands could potentially be exported to world markets as early as 2016, assuming planned developments are completed as scheduled.  If completed, these future pipelines will potentially allow oil sands producers to compete with other regions such as the Persian Gulf and South America since the nautical distance between Kitimat and east Asia is comparable to the distance between east Asia and the Persian Gulf and is shorter than the distance between Asia and South America. These pipeline projects are currently being evaluated and constructed in response to strong support from oil sands producers.

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

CEAA	Canadian Environmental Assessment Agency

COGEH	Canadian Oil and Gas Evaluation Handbook

Core	Cylindrical sample of rock taken from a formation for the purpose of examination and analysis.

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

Kerogen	The hydrocarbon content of oil shale. Kerogen is also known as shale oil.

Lease	An agreement granting to the lessee rights to explore, develop and exploit a property.

McMurray/Dina	The McMurray formation is a stratigraphical unit of Cretaceous age in the Western Canadian Sedimentary Basin. The Saskatchewan equivalent is known as the Dina formation.

NI 51-101	National Instrument 51-101

Oil sands	Sand and other rock materials containing bitumen; the crude bitumen contained in those sands and other rock materials. Bitumen is immobile at the initial reservoir conditions.

Oil sands deposit	A natural reservoir containing or appearing to contain an accumulation of oil sands separated or appearing to be separated from any other accumulation.

Oil shale	A geologic formation consisting of shale which contains hydrocarbons.

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

Permeability	Ability of a porous rock to transmit fluid through its pore spaces. A rock may be highly porous and yet impermeable if it has no interconnecting pore network (communication).

Porosity	The proportion of a rock's total volume occupied by voids between mineral grains.

Reservoir	Porous, permeable sedimentary rock structure or trap containing oil and/or gas. A reservoir can contain more than one pool (accumulation of oil or gas).

SAGD	Steam assisted gravity drainage is an example of an in situ process used to recover bitumen from oil sand located too deep to be profitably mined.

SME	Saskatchewan Ministry of Environment

SMER	Saskatchewan Ministry of Energy and Resources

Upgrading	The process that converts bitumen or heavy crude oil into a product with a lower density and viscosity.

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

RISKS RELATED TO OUR BUSINESS

Government Regulations and Retention of Permits, Leases and Licenses

The business of resource exploration and development is subject to substantial regulation under Canadian federal, provincial and local laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil sands bitumen and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil sands exploration and development operations could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations, environmental regulations and government incentive programs related to the permits in Saskatchewan, oil sands exploration licenses in Saskatchewan, the permits in Alberta and the Eagles Nest Prospect and the oil sands industry generally, will not be changed in a manner which may adversely affect our progress and cause delays, or cause the inability to explore and develop, resulting in the abandonment of these interests.

Alberta's new Land-Use Framework, which is to be implemented under the Alberta Land Stewardship Act ("ALSA"), sets out the Government of Alberta's approach to managing Alberta's land and natural resources to achieve long-term economic, environmental and social goals.  ALSA contemplates the creation of regional plans which could amend or extinguish previously issued regulatory permits, licenses, approvals and authorizations in order to achieve or maintain an objective or policy resulting from the implementation of a regional plan.  The Government of Alberta is expected to develop a regional plan for each of seven regions in the province and has identified the Lower Athabasca Regional Plan ("LARP") as a priority.  The Company's properties in Alberta are within the LARP's boundaries.  The LARP is expected to incorporate regional thresholds for air emissions, water use and land disturbance to control cumulative effects of industrial development, and guide future resource decisions while considering social and economic impacts.  The final LARP is expected to be sent to the Alberta Cabinet for approval in mid 2011.

In Saskatchewan, a new Environmental Management and Protection Act, 2010 has been passed by the Legislature but not yet proclaimed.  The new Act will include authority for the Saskatchewan Environmental Code, which adopts a new results-based regulatory framework for managing and protecting the environment.  It is anticipated that the Act and the Code will be proclaimed in 2011.

It is possible that the LARP in Alberta and the new Act and Code in Saskatchewan may negatively impact our ability to conduct operations on certain properties or limit or prohibit development due to environmental limits and thresholds.  In addition, enhanced operating practices required to be undertaken by us in response to the LARP and the new Act and Code may increase operating costs and such costs may further increase in the future if there are further changes to the prescribed operating Practices.

The Species at Risk Act, or SARA, was enacted by the Government of Canada as a means to manage species of special concern to prevent them from becoming extinct, endangered or threatened.  The woodland caribou has been designated as a species under threat in the Province of Alberta. Pursuant to the SARA, lands that fall within our oilsands leases have been designated as sensitive habitat for caribou.  We have undertaken enhanced operating practices within the designated areas with a view to protecting the threatened caribou population.

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

On May 27, 2011, we received approval for the third and final possible one-year extensions to May 31, 2012.  We are also in discussion with the crown to convert these permits to licenses under the 1969 regulations and then to lease prior to the expiry of these permits.  Currently, the Company is working with the regulators to assess an issue relating to the re-abandonment of early exploration core holes.   It is possible that the outcome of such assessment could result in cancellation of the permits if the Company does not comply with the governing regulations.   Further, if the Company cannot remediate these core holes to industry and regulatory standards, our ability to commercially develop the Axe Lake reservoir may be limited.

Certain First Nations and Metis people have treaty and aboriginal rights, and claim aboriginal title, in relation to our permit and lease lands in Alberta and Saskatchewan and other lands that are potentially affected by our activities.   The Governments of Canada, Alberta and Saskatchewan have a duty to consult with those aboriginal people in relation to actions and decisions which may impact those rights and claims and, in certain cases, have a duty to accommodate their concerns.  These duties have the potential to adversely affect our ability to obtain permits, leases, licenses and other approvals, or the terms and conditions of those approvals, which could adversely impact our progress and ability to explore and develop our properties.

Abandonment and Reclamation Obligations

We are responsible for compliance with terms and conditions of environmental and regulatory approvals and all laws and regulations regarding the abandonment of a project and reclamation of its lands at the end of its economic life, which abandonment and reclamation costs may be substantial. A breach of such approvals or laws may result in the issuance of remedial orders, the suspension of approvals, the seizure of posted security or the imposition of fines and penalties, including an order for cessation of operations at the site until satisfactory remedies are made. All delineation wells are abandoned and reclaimed immediately and these costs are included with our exploration costs incurred. Our estimated abandonment and reclamation costs could change as the reclamation requirements will be a function of regulations in place at the time. Revisions to estimated asset retirement obligations can result from changes in retirement cost estimates and changes in the estimated timing of abandonment. In the future, we may determine it prudent or be required by applicable regulatory approvals or laws to establish and fund one or more reclamation funds to provide for payment of future abandonment and reclamation costs.

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

If the Company is unable to re-abandon the early exploration core holes to industry and regulatory standards, it could result in the cancellation of permits or limit our ability to develop the reservoir.

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

Due to our history of operating losses, we are uncertain that we will be able to maintain sufficient cash to accomplish our business objectives

The consolidated financial statements have been prepared assuming that we will continue as a going concern. During the fiscal years ended April 30, 2011 and 2010 we suffered net losses of $316 million and $64 million, respectively. At April 30, 2011, there was stockholders’ equity and working capital of $140 million and $4 million, respectively. There is no assurance that we can generate net income, generate revenues or successfully explore and exploit our properties.

Significant amounts of capital will be required to explore and develop our permit lands in Saskatchewan and Alberta and our oil sands exploration licenses in Saskatchewan.  Our reservoir development and exploration activities  over the next few months will be focused on preparing to execute the SAGD pilot at Axe Lake and on designing and executing our Wallace Creek seismic program.  To secure the financing necessary for such activities, we intend to conduct the Rights Offering.  There is no assurance that the Rights Offering will generate the additional capital necessary to finance these activities.  Nor can we assure you that the sale of additional equity capital, borrowing funds or selling a portion of our interest in our assets can be successfully completed. Finally, there is no assurance that the Rights Offering or any additional equity capital or borrowing required will be obtainable on terms acceptable to us, if at all. Failure to obtain such additional financing could result in delays or indefinite postponement of further exploration and development of our projects. In particular, if the Rights Offering is not successful, our ability to conduct our operations will be significantly constrained, and we may need to cease our exploration and development activities altogether.  Equity financing, if available, may result in substantial dilution to existing stockholders.

As a result of these risks we have concluded there is significant doubt related to our ability to continue as a going concern.  Management anticipates that the Company will be able to fund its activities at a reduced level through January 2012 with its cash and cash equivalents as at April 30, 2011.  Our financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we become unsuccessful in implementing these plans.

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

Operational Hazards

Our exploration and development activities are subject to the customary hazards of operation in remote areas, such as fires, explosions, gaseous leaks, migration of harmful substances, blowouts and spills. A casualty occurrence might result in the loss of equipment or life, as well as injury, property damage or other liability. While we maintain limited insurance to cover current operations, our property and liability insurance may not be sufficient to cover any such casualty occurrences or disruptions. Equipment failures could result in damage to our facilities and liability to third parties against which we may not be able to fully insure or may elect not to insure because of high premium costs or for other reasons. Our operations could be interrupted by natural disasters such as forest fires or other events beyond our control. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on our business, our financial condition and results of our operations.

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

Furthermore, the marketability of any resource will be affected by numerous factors beyond our control. These factors include, but are not limited to, market fluctuations of prices, proximity and capacity of pipelines and processing equipment, equipment and labour availability and government regulations (including, without limitation, regulations relating to prices, taxes, royalties, land tenure, allowable production, importing and exporting of oil and gas, land use and environmental protection). The extent of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

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

Our exploration activities and drilling programs are or will be subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, land use, protection and remediation of the environment, protection of endangered and protected species, operational safety, toxic substances and other matters. Exploration and drilling is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities.  In addition, should there be changes to existing laws or regulations, our competitive position within the oil sands industry may be adversely affected, as many industry players have greater resources than we do.

We are required to obtain various regulatory permits and approvals in order to explore and develop our properties.  The absence of a distinct overlying shale formation on portions of our leases may make it more difficult or costly to obtain regulatory approvals.  There is no assurance that regulatory approvals for exploration and development of our properties will be obtained at all or with terms and conditions acceptable to us.

Third Party Liability and Environmental Liability

The Company’s operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damage. We could be liable for environmental damages caused by previous owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, and the payment of such liabilities could have a material adverse effect on our financial condition and results of operations. The release of harmful substances in the environment or other environmental damages caused by our activities could result in us losing our operating and environmental permits or inhibit us from obtaining new permits or renewing existing permits. We currently have a limited amount of insurance and, at such time as we commence additional operations, we expect to be able to obtain and maintain additional insurance coverage for our operations, including limited coverage for sudden environmental damages, but we do not believe that insurance coverage for environmental damage that occurs over time is available at a reasonable cost. Moreover, we do not believe that insurance coverage for the full potential liability that could be caused by environmental damage is available at a reasonable cost. Accordingly, we may be subject to liability or may lose substantial portions of our properties in the event of certain environmental damage. The Company could incur substantial costs to comply with environmental laws and regulations which could affect our ability to operate as planned.

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

On April 20, 2007, the Government of Alberta passed the Climate Change and Emissions Management Amendment Act establishing a framework for GHG emission reductions. The Specified Gas Emitters Regulation created under the Act requires facilities that emit more than 100,000 tonnes of carbon dioxide equivalent CO2e annually to reduce their emission intensity starting July 1, 2007 by 12 percent from 2003-2005 levels. New facilities in operation less than eight years will be required to achieve these reductions over the fourth to eighth years of operation.

These obligations may be met by in-house reductions, the purchase of certain emission reductions or offset credits or a contribution of $15 per tonne of GHG emissions to a provincial technology fund.  We believe that the costs of complying with the Regulation could be material should our operations grow to emit more than 100,000 tonnes CO2e of annually.

On May 20, 2010, the Saskatchewan Legislature passed The Management and Reduction of Greenhouse Gases Act but has yet to proclaim it a law.  The Act sets a policy and regulatory framework for reducing GHG emissions in Saskatchewan and sets a provincial target of a 20% reduction in GHG emissions from 2006 levels by 2020.   The specific GHG emission reduction requirements, and the industries required to meet those reductions, as well as details on the methods by which reductions may be achieved, are to be set by further regulations.  It is expected that facilities which emit 50,000 tonnes of  CO2e  per year will be required to reduce GHG emissions by 2% per year over a baseline emission level from 2010 to 2019.  New facilities constructed after 2006 that have emissions in excess of 50,000 tonnes of CO2e annually will also be required to achieve emission reduction targets.

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

RISKS RELATING TO OUR COMMON STOCK

We have numerous outstanding options, warrants and commitments to issue shares, which may adversely affect the price of our common stock

As of June 30, 2011, we have reserved 21,765,744 shares of our common stock for issuance upon exercise of outstanding options under plans at prices as low as $0.53 per share. The Company has also reserved 1,388,567 shares of common stock to be issued on settlement of debt of a former subsidiary. Pursuant to the Reorganization Agreement with OQI Sask dated August 14, 2006, the Company is required to issue up to 65,887,603 shares of its common stock for all of the OQI Sask Exchangeable Shares (including warrants and options to acquire OQI Sask Exchangeable Shares) issued upon the closing (the “Reorganization”). As of June 30, 2011, 46,346,867 OQI Sask Exchangeable Shares have already been exchanged for shares of our common stock and up to an additional 19,540,736 OQI Sask Exchangeable Shares may be exchanged for common stock. Any sale into the public market of our common stock purchased privately at prices below the current market price could be expected to have a depressive effect on the market price of our common stock.

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

Oil and Gas Properties and Wells

Oilsands Quest currently holds permits, license and lease rights for oil sands exploration and development to 405,924 acres of land in Saskatchewan and Alberta, Canada.   We also hold 489,730 acres of oil shale rights in Saskatchewan.  However, we plan to relinquish our rights to 121,306 acres in August 2011.

EAGLES NEST PROSPECT
WALLACE CREEK PROSPECT
Axe Lake
Raven Ridge
ALBERTA
SASKATCHEWAN
FORT MC MACKAY
MILDRED LAKE
TAR ISLAND
FORT MC MURRAY
NORTHERN VILLAGE LA LOCHE
LA LOCHE LAKE
Clearwater River
CLEARWATER RIVER PROVINCIAL PARK
MARGUERITE RIVER WILDLAND PP
WHITEMUD FALLS WILDLAND PP
GIPSY LAKE WILDLAND PP
Base Camp
High Hill River
SILVERBIRCH/TECK
SHELL CANADA
BP VALUE CREATION
CNRL
SYNCRUDE
TOTAL E&P OCCIDENTAL INPEX
SUNCOR
Imperial Oil
cenovus
EXXON
ATHABASCA OILSANDS
PETROBANK
IMPERIAL
SOUTHERN PACIFIC
SHELL/ CHEVRON/ MARATHON
SCOTT LAND& LEASE LTD.
HUSKY/BP
STONE
GRIZZLY
R14 R13 R12 R11 R10 R9 R8 R7 R6 R5 R4 R3 R2 R1W4M R25 W3 R24 R23 R22 R21 R20 R19
T.86 T.87 T.88 T.89 T.90 T.91 T.92 T.93 T.94 T.95 T.96 T.97 T.98 T.99 T.100 T.101 T.102
63
955
881

 Saskatchewan, Canada Oil Sands Rights

Oil Sands Permits and Licenses

Block	Description	OQI Working Interest	Gross/Net Acres	Permit Date	Term
Oil Sands Permit1

PS00208	Township 94, Ranges 22, 23, 24, 25 (partial), West of the 3rd Meridian	100%	81,012	Jun 1/04	5 yrs
PS00210	Township 95, Ranges 22, 23, 24, 25 (partial), West of the 3rd Meridian	100%	79,620	Jun 1/04	5 yrs

Oil Sands Licenses2
OSL00001	Township 91, Ranges 21 (partial), 22 (partial), West of the 3rd Meridian	100%	23,040	Aug 13/07	5 yrs
OSL00002	Township 90, Ranges 23 (partial), 24 (partial), 25 (partial), West of the 3rd Meridian	100%	23,040	Aug 13/07	5 yrs
OSL00003	Township 91, Range 23, West of the 3rd Meridian	100%	23,040	Aug 13/07	5 yrs
OSL00005	Township 90, Range 26 (partial), West of the 3rd Meridian	100%	21,120	Aug 13/07	5 yrs
OSL00006	Township 91, Range 25 (partial), West of the 3rd Meridian	100%	19,680	Aug 13/07	5 yrs
Total			270,552

Oil Sands Permits

The permits were granted by the Province of Saskatchewan in 2004 under the Oil Shale Regulations, 1964 as amended, revised or substituted from time to time, for a term of five years. The permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease, pursuant to these regulations has been granted. The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, as required. The Saskatchewan permit lands comprise an area totaling 160,632 acres.

The permits are subject to annual rental payments and certain levels of expenditures annually pursuant to the terms of the permits and government regulations. On May 7, 2007, the province updated the Oil Shale Regulations, 1964 requiring an increase to annual rentals of $0.11 ($0.10 CDN) per acre for the remaining term of the permits. The required exploration expenditures to hold the permits were also increased to $0.85 ($0.81 CDN) per acre for each of the remaining years of the permits and $1.28 ($1.21 CDN) per acre for each year that the permits are extended. OQI is in compliance with the current expenditure requirements.

1 The Axe Lake area covers a portion of these permits (see details in "Axe Lake Area" above).  The Company applied for and received the third and final one year extension of these permits to May 31, 2012.  We intend to convert these permits to leases by May 31, 2012.
2 The Oilsands Licenses will be relinquised on August 12, 2011.

Axe Lake Area

The Axe Lake area covers approximately 65 sections (65 square miles) of Permits PS00208 and PS00210 (100% Oilsands Quest) located in the north half of Township 94 and the south half of Township 95, Ranges 24 and 25 West of the 3rd Meridian.

Oil Sands Licenses

The licenses provide for the exclusive right to search for oil sands on the lands granted and to win, recover, extract, carry off, dispose of and sell the oil sands products found on the license lands.

 The oil sands licenses provide the opportunity to convert up to 100% of the licenses to a production lease on the basis of one section of land for every well that intersects an oil sands zone. Licenses require annual rental payments of $0.75 ($0.71 CDN) per acre. The Company has paid all required annual rental payments for the licenses granted.

The Company intends to relinquish the five oil sands licenses described above on their expiry date of August 12, 2011 due to the fact these licenses have low prospectivity.

Alberta, Canada Oil Sands Rights
Block	Description	OQI Working Interest	Gross/Net Acres	Grant Date	Term
Oil Sands Permits
Raven Ridge
7007030939	North half of the Township 92, Range 1, West of the 4th Meridian	100%	11,386	Mar 22/07	5 yrs
7007030940	East half of Township 93 and 94, Range 1, West of the 4th Meridian	100%	22,773	Mar 22/07	5 yrs
7007030941	West half of Township 93 and 94, excluding sections 33 and 34, Range 1, West of the 4th Meridian	100%	21,508	Mar 22/07	5 yrs
70060800983	South half of the Township 92, Range 1, West of the 4th Meridian	100%	11,386	Aug 10/06	5 yrs
Wallace Creek
7008010298	Township 96, Range 1, West of the 4th Meridian	100%	22,773	Jan 24/08	5 yrs
7008010299	Township 96, Range 2, West of the 4th Meridian	100%	22,773	Jan 24/08	5 yrs
Oil Sands Lease
Eagles Nest
7405080355	Township 101, Range 13, West of the 4th Meridian	100%	22,773	Aug 25/05	15 yrs
Total			135,372

Oil Sands Permits

Raven Ridge

During the year ended April 30, 2007, the Company acquired four oil sands permits totaling 67,053 acres in a public offering of Crown Oil Sands. The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements which requires the drilling of at least one delineation core test well per section over the permit term. Permits are granted for a five-year primary term and require annual rental payments of $1.50 ($1.42 CDN) per acre. Following the evaluation of the 2007/2008 Exploration program, we announced a discovery in the Raven Ridge area. The area of the resource estimate within the Raven Ridge covers approximately ten sections located within Townships 93 and 94, Range 1W4 in Alberta, directly to the east of Axe Lake area.

Wallace Creek

On January 23, 2008, the Company acquired two oil sands permits totaling 45,546 acres in a public offering of Crown Oil Sands Rights. The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements which requires the drilling of at least one delineation core test well per section over the permit term. Permits are granted for a five-year primary term and require annual rental payments of $1.50 ($1.42 CDN) per acre. On June 27, 2011, the Company received approval from Alberta Energy to extend the Wallace Creek permits for an additional 67 days to March 31, 2013.  This extension will allow us to have 2 full winter exploration seasons in which to complete more exploratory seismic and drilling prior to any applications for conversion to lease.

Oil Sands Lease

Eagles Nest

Township acquired Alberta Oil Sands Lease No. 7405080355, the “Eagles Nest”, in an Alberta Crown Sale. The lease was granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The lease provides the exclusive right to drill for, win, work and recover together with the right to remove oil sands from the lease lands for a term of 15 years and for so long after that term as the lease is permitted to continue under the Mines and Minerals Act, Alberta. The annual lease rental payable to the Province of Alberta for Eagles Nest is $34,004 ($32,256 CDN) per year. The Company has paid the required annual lease rentals to maintain the lease in good standing.

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

Oil Shale Permits – Pasquia Hills Oil Shale

The oil shale permits were granted by the Province of Saskatchewan under the Oil Shale Regulations, 1964, as amended, revised or substituted from time to time for a term of five years. The permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease, pursuant to these regulations has been granted. The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, as required. The annual rental payable in advance was $0.05 ($0.05 CDN) per acre for the current (first) year. On May 7, 2007, the province updated the regulations requiring annual rentals of $0.11 ($0.10 CDN) per acre for the remaining term of the permit. The required exploration expenditures to hold the permits were also increased to $0.42 ($0.40 CDN) per acre for the second year of the permits, $0.85 ($0.81 CDN) per acre for the last three years of the permits and $1.28 ($1.21 CDN) per acre for each year that the permit is extended, as required.

3 The Company intends to relinquish this permit in August 2011.

On August 13, 2007, the Company acquired one additional oil shale exploration permit granted under the Petroleum and Natural Gas Regulations, 1969 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years totaling 83,769 acres in the same area near Hudson Bay, Saskatchewan. The permits provide for the right, license, privilege and authority to explore for oil shale within the permit lands. The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, if required.  This oil shale permit was acquired under a land sale work commitment bid for the first two years of the permit. The Company bid a total work commitment of $317,908 ($301,568 CDN) to be incurred during the first two years of the permit and the permit requires a further work commitment of $0.85 ($0.81 CDN) per acre for the last three years and $1.28 ($1.21 CDN) for each extension year plus annual rental payments of $0.11 ($0.10 CDN) per acre.
The Company has paid the required annual rental payments to maintain the permits in good standing.

Oil and Gas Wells

The Company is an exploration and development company active in the non-conventional areas of oil sands and oil shales, exploring for commercial quantities of bitumen and kerogen. The following table sets forth the number of exploration and development wells which the Company drilled on April 30, 2011. All of the Company’s wells are located onshore, in the provinces of Saskatchewan and Alberta, Canada.

	2010/2011	Drilled to Date (Nov.22/05 to April 30/11)
	Wells Drilled	Wells Drilled	Sections Drilled	Wells per Section
Axe Lake Exploration	3	323	78	4.1
Axe Lake Development/Reservoir Test	0	26	n/a	n/a
Axe Lake Groundwater Monitoring	0	19	n/a	n/a
Saskatchewan Exploration (outside Axe Lake)	1	36	29	1.2
Raven Ridge Exploration	0	48	23	2.1
Wallace Creek Exploration	5	14	14	1.0
Eagles Nest Exploration	0	0	0	0.0
Total	9	466	144	3.2

 For a complete description of our most important current and likely exploration and development activities, see Part 1, Item 1. “Description of Business — Activities to Date” and “Outlook”.

Properties with No Attributed Reserves

The Company’s lands described in Part I, Item 2. “Oil and Gas Properties and Wells” and “Oil and Gas Wells” have no proved or producing reserves. The Company received the third and final possible one-year extensions on its Saskatchewan oil sands permits on May 27, 2011.  We intend to convert these permits to lease prior to May 31, 2012.

Forward Contracts

There are no hedging contracts in place.

Information Concerning Abandonment and Reclamation Costs

All delineation wells are abandoned and reclaimed immediately and these costs are included with our exploration costs incurred. As at April 30, 2011, we estimate the total undiscounted inflation – adjusted amount required to settle the asset retirement obligations in respect of the Company’s wells and facilities is approximately $44.3 million. This estimate includes the costs to re-abandon a number of core holes at Axe Lake from the Company's early exploration core hole programs. This estimate also includes the costs to reclaim the air strip, camp site, access roads and reservoir test sites which are being brought into income over a period of 5 to 30 years. The initial measurement of an asset retirement obligation is recorded as a liability at its fair value, with an offsetting asset retirement cost recorded as an increase to property and equipment or exploration expense. This estimate could change as the reclamation requirements will be a function of regulatory regulations in place at the time.

Tax Horizon

No income taxes will be payable until a revenue-generating project has been identified and completed. No project has been identified at this time and no taxes will be payable in the near future.

Costs Incurred

Costs incurred by the Company on its properties during the year ended April 30, 2011 are summarized as follows (in $US, in thousands):

Property acquisition costs	$438
Exploration costs	21,898
Development costs	-
Total	$22,336

Production

Effective April 30, 2011, we did not have any production volumes or production revenue on any of our properties.

Item 3.  LEGAL PROCEEDINGS

On February 24, 2010, a derivative action entitled Make a Difference Foundation Inc. v. Hopkins, et al., Case No.  10-CV-00408, was filed in United States District Court for the District of Colorado by plaintiff Make a Difference Foundation, Inc.  The derivative action names the following individual defendants:  Christopher H. Hopkins, T. Murray Wilson, Ronald Blakely, Paul Ching, Brian MacNeill, Ronald Phillips, John Read, Gordon Tallman, Pamela Wallin, Thomas Milne and W. Scott Thompson.  In addition, the Company is named as a nominal defendant.  Plaintiff asserts, among other things, claims for waste and breaches of the fiduciary duty of loyalty and good faith by the defendants stemming from the Company's approval of the proposed sale of the Company's Pasquia Hills assets to Canshale Corp.  The plaintiff seeks unspecified damages on behalf of the Company, restitution on behalf of the Company, and reasonable costs and expenses including counsel fees and experts' fees.   The Company believes the claims are wholly without merit and filed a motion to dismiss the Complaint on May 18, 2010.  Before the motion to dismiss was ruled upon, Plaintiff filed an amended complaint and a second amended complaint on July 15, 2010 and September 20, 2010, respectively.  Defendants moved to dismiss the second amended complaint on September 29, 2010.  On May 23, 2011, Plaintiff and Defendants filed a stipulated motion requesting stay of all case deadlines pending further negotiation of a settlement agreement that would resolve the litigation.  At this time, negotiations to reduce the settlement to written terms are ongoing.   On May 24, 2011, the court granted the stipulated motion.  On June 4, 2011, the parties reported to the Court that they have reached a settlement agreement.  On June 30, 2011, the Court granted the defendants' joint motion for extension of time to file a stipulated motion to dismiss, which is due to be submitted to the Court on or before July 21, 2011.

As previously disclosed, on February 24, 2011, a putative class action complaint (the "Original Complaint") was filed against the Company and certain current and former officers of the Company on behalf of investors who purchased or sold the Company's securities between August 14, 2006 and July 14, 2009, alleging claims of securities fraud under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and control person liability for such fraud under Section 20(a) of the same act, arising out of the Company's accounting for its acquisition of an interest in OQI Sask in August 2006.  On May 27, 2011, the plaintiffs in that putative class action filed an amended complaint (the "Amended Complaint") alleging the same legal causes of action but making the following changes from the Original Complaint:  a) expanding the putative class period so that it runs from March 20 2006 to January 13, 2011; b) naming as additional defendants eight individuals who are current or former directors of the Company as well as two additional corporate defendants, McDaniel & Associates Consultants Ltd. and TD Securities, Inc.; and c) basing the claimed fraud on a new theory that the Company overstated the value of its mineral rights as a result of misstatements about, among other things, the potential for extracting bitumen from oil sands lands for which the Company had exploration and development permits.  The Amended Complaint seeks unspecified damages.  The Company believes the suit is without merit and intends to defend itself vigorously.  On June 6, 2011, the Company filed a motion to dismiss the Amended Complaint.  On June 20, 2011, the plaintiffs filed their opposition to the motion to dismiss.  The Company filed its reply to the plaintiffs' opposition on June 27, 2011 and on July 29, 2011, the court is expected to hear oral arguments.

On April 13, 2011, a derivative action entitled Proctor v. Wilson, et al., Case No 2011CV2769 was filed in District Court, Denver County, Colorado.  The derivative action names the following individual defendants:  T. Murray Wilson, Ronald Blakely, Paul Ching, Christopher H. Hopkins, Brian F. MacNeill, Ronald Philips, John Read, Gordon Tallman and Pamela Wallin.  In addition, the Company is named as a nominal defendant.  Plaintiff asserts, among other things, claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and waste against the defendants relating to the alleged failure to properly account for the Company’s acquisition of a minority interest in Oilsands Quest Sask Inc. and the Company’s restatement of its financial statements for certain periods.  The plaintiff seeks unspecified damages on behalf of the Company, restitution on behalf of the Company, unspecified disgorgement of profits, unspecified equitable relief and reasonable costs and expenses including counsel fees and experts' fees.   The response to the complaint is due on or before July 5, 2011.   We have asked for and expect to receive an extension to file our response by July 12, 2011.  The Company believes the claims are wholly without merit and intends to vigorously defend against such claims.

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

	Fiscal Quarter	High Sales Price	Low Sales Price
Fiscal Year End April 30, 2011	4th Quarter (2/1/11 — 4/30/11)	$0.65	$0.41
	3rd Quarter (11/1/10 — 1/31/11)	$0.71	$0.36
	2nd Quarter (8/1/10 — 10/31/10)	$0.68	$0.40
	1st Quarter (5/1/10 — 7/31/10)	$0.95	$0.51
Fiscal Year End April 30, 2010	4th Quarter (2/1/10 — 4/30/10)	$0.99	$0.66
	3rd Quarter (11/1/09 — 1/31/10)	$1.28	$0.81
	2nd Quarter (8/1/09 — 10/31/09)	$1.69	$0.85
	1st Quarter (5/1/09 — 7/31/09)	$1.30	$0.75

The closing sales price of the common stock as reported on June 30, 2011 was $0.32 per share.

Holders

As of June 30, 2011 there were 179 holders of record of the Company’s common stock. This does not include persons who hold our common stock in brokerage accounts and otherwise in “street name.”

 Dividends

The Company did not declare or pay cash or other dividends on its common stock during the past three fiscal years. Payment of dividends by the Company will depend upon the Company’s financial condition, results of operations, capital requirements and such other factors as the Board of Directors of the Company may deem relevant.

Equity Compensation Plan Information

The following table sets forth information as of April 30, 2011 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	22,883,452	(1)	$3.02	3,586,529	(3)
Equity Compensation Plans Not Approved by Stockholders	-	(2)	$-	50,000
		(1)
TOTAL	22,883,452	(2)	$3.02	3,636,529
____________

(1)	Includes: options to acquire 22,883,452 shares of common stock under the Company’s 2006 Stock Option Plan.

(2)
All outstanding options to acquire shares of common stock under the Company’s 2005b Stock Option Plan were exercised during the year ended April 30, 2008. The Company does not intend to issue any more securities under this plan.

(3)
The aggregate number of securities issuable under the 2006 Stock Option Plan is the lesser of: (A) 15% of the total outstanding shares of the Company’s common stock, or (B) 30,000,000. As of April 30, 2011, the number of securities available for issuance under the 2006 Stock Option Plan is 3,586,529 (calculated as 30,000,000 maximum less 41,297,474 granted, less 44,000 bonus shares issued plus 14,928,003 forfeited).

Performance Graph:

The following line graph compares cumulative total stockholder returns for the five years ended April 30, 2011 for (i) our common stock, (ii) the Standard & Poor’s 500 Stock Index and (iii) the Amex Oil Index. The graph assumes an investment of $100 on April 30, 2005. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

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

Comparison of Cumulative Five Year Total Return
$150
$100
$50
$0
2006
2007
2008
2009
2010
2011
Oilsands Quest Inc.
S&P 500 Index
Amex Oil Index

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

	Year Ended
(in thousands, except per share amounts)	April 30, 2011	April 30, 2010	April 30, 2009	April 30, 2008	April 30, 2007
Summary of Operations
Net loss	$316,239	$64,481	$89,134	$92,747	$86,193
Net loss attributable to common stockholders	$0.91	$0.21	$0.34	$0.41	$0.50
Total Assets	$173,192	$484,094	$435,184	$510,119	$438,217
Long Term Obligations	$4,740	$6,663	$5,382	$8,183	$3,075
Balance Sheet Data
Cash and cash equivalents	$15,984	$18,642	$6,986	$26,498	$32,394
Short-term investments	$-	$-	$25,209	$19,812	$2,000
Working capital	$3,981	$16,635	$26,393	$34,226	$5,819
Stockholders’ equity	$139,503	$398,715	$357,096	$399,768	$295,156
____________

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis presents management’s perspective of our business, financial condition and overall performance. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis relates to the following topics:

—	Overview of Business

—	Overview of 2011 Results and Outlook

—	Liquidity and Capital Resources

—	Changes in Financial Condition and Results of Operations

—	Share Capital

—	Critical Accounting Policies

—	Contractual Cash Obligations

Overview of Business

We are a U.S. public company based in Calgary, Alberta engaging in a variety of projects in the oil and gas sector and in particular the oil sands and oil shale sectors in Western Canada. We are exploring Canada’s largest contiguous oil sands land holding, which is located in northeast Alberta and northwest Saskatchewan where Oilsands Quest is leading the development of an oil sands industry in the Province of Saskatchewan.

Oilsands Quest, together with its subsidiaries, is in the exploration and development stage and does not currently have any income from operating activities. For a more detailed discussion of our business See Part 1, Item 1 “Description of Business”.

Overview of 2011 Results and Outlook

During the year ended April 30, 2011, the Company’s activities included an exploration drilling program of 9 holes on lands in the Wallace Creek area, 16 core holes across Axe Lake reservoirs to improve the understanding of the overburden characteristics, a 40 km 2-D seismic program on the permits to the north and south of Axe Lake in Saskatchewan and the advancement of its pre-commercialization evaluation studies and reservoir test program on its Axe Lake discovery. We also expanded our environmental program consisting of monitoring and baseline assessment studies in anticipation of comprehensive Environmental Impact Assessment reports as part of the application for regulatory approval for development process in Alberta and Saskatchewan.

During the year ended April 30, 2011, we raised $32.1 million, net of issuance costs, through private placement share issuances, an equity distribution agreement and proceeds of option exercises to fund these activities and future programs.

Operations Summary:

Exploration Program

During the year ended April 30, 2011, we completed a five-well winter drilling program as a follow up to our successful drilling program of early 2010. The drilling focused on the western side of the Wallace Creek permit, which is adjacent to Cenovus’ Telephone Lake and Grizzly Oil Sands’ Firebag project areas.

Two of the wells drilled encountered significant quantities of bitumen in the McMurray formation to support a 16 per cent increase in contingent resource estimates. The previously-announced 11 well winter drilling program at Wallace Creek was condensed to five wells primarily due to the limited availability of drilling rigs.

We filed for and received approval for the third of three one-year extensions of our Saskatchewan oil sands permits.

During the year we relinquished our two northernmost land permits in Saskatchewan (permits PS000213 and PS000215) and on May 31, 2011, we relinquished an additional three Saskatchewan permits, PS00205, PS00206 and PS00212 as we focus our exploration and development opportunities to include only those lands that recent exploration activity has demonstrated to be prospective. Relinquishing these permits does not impact our resource estimates or development plans.

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

During the year ended April 30, 2011 we completed testing of the steam containment characteristics of the glacial till cap-rock layer that lies above the Axe Lake reservoir. The laboratory tests indicate that the glacial till cap likely will support the proposed SAGD pilot at Axe Lake at chamber pressures of between 1,750 to 2,500 kPa. These tests support our plan to use steam-assisted gravity drainage (SAGD), a proven oil sands recovery process, in spite of the different cap-rock characteristics at Axe Lake compared with similar projects further west.

We continued to process and interpret the 1,847 kilometres (1,149 miles) of 2-D and 3-D seismic data that we have at Axe Lake in order to correlate this information with the results of the overburden drilling program and the summer 2010 drilling program at Axe Lake. This interpretation of the seismic data and the correlation of the well information will be used to assist in the placement of the well pads for commercial development as well as mapping the glacial till overburden.

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

Abandonment and Reclamation Costs

We are responsible for compliance with terms and conditions of environmental and regulatory approvals and all laws and regulations regarding the abandonment of a project and reclamation of its lands at the end of its economic life, which abandonment and reclamation costs may be substantial. A breach of such legislation and/or regulations may result in the issuance of remedial orders, the suspension of approvals, or the imposition of fines and penalties, including an order for cessation of operations at the site until satisfactory remedies are made. As at April 30, 2011, we estimate the total undiscounted inflation-adjusted amount required to settle the asset retirement obligations in respect of the Company’s wells and facilities is approximately $44.3 million. This estimate includes the cost to re-abandon a number of wells at Axe Lake from the Company's early exploration core hole programs. During a review of our development plans and well licenses, we determined that a number of these core holes were not abandoned to meet our thermal development requirements or in accordance with regulatory requirements. We are also evaluating the core holes that are located outside the potential commercial development area and have included a portion of these costs in the re-abandonment liability based on performing the obligation over a 5 year period.  The abandonment and reclamation estimate also includes the costs to reclaim the air strip, camp site, access roads and reservoir test sites which are being brought into income over a period of 1 to 30 years. The initial measurement of an asset retirement obligation is recorded as a liability at its fair value, with an offsetting asset retirement cost recorded as an increase to property and equipment or exploration expense.

Currently, the Company is working with the regulators to assess an issue relating to the re-abandonment of early exploration core holes.   It is possible that the outcome of such assessment could result in cancellation of the permits if the Company does not comply with the governing regulations.   Further, if the Company cannot remediate these core holes to industry standards, our ability to commercially develop the Axe Lake reservoir may be limited.

Liquidity and Capital Resources

At April 30, 2011, the Company held cash and cash equivalents totaling $16.0 million (April 30, 2010 - $18.6 million).

On May 10, 2010, the Company issued 10.5 million flow-through shares at $1.00 CDN ($0.995 USD) and 9.2 million common shares at $0.85 USD per share for gross proceeds of $18.6 million CDN ($18.1 million USD) pursuant to a non-brokered private placement.

On November 5, 2010, the Company completed a public offering of 20.8 million common shares at a price of $0.45 USD per share and 7.1 million flow-through shares at a price of $0.51 CDN ($0.50 USD) per share for total gross proceeds of approximately $13.4 million CDN ($12.9 million USD).

As of January 17, 2011, the Company entered into an equity distribution agreement (“Agreement”) with Knight Capital Americas, L.P. (“KCA”), a subsidiary of Knight Capital Group, Inc. Under the terms of the Agreement, the Company may offer and sell shares of common stock by way of “at-the-market” (ATM) distributions on NYSE Amex, up to a maximum of US$20 million over a period of 12 months, through KCA as sales agent. The shares are distributed at market prices prevailing at the time of each sale and the timing, price and number of shares sold are at our discretion.  The number of shares sold on any given day is expected to be relatively small compared to the total volume of shares traded. As of April 30, 2011, 5,537,137 shares have been distributed under this arrangement for gross proceeds of $3.1 million.  Funds raised from the ATM program are used to finance general corporate purposes.

During the year ended April 30, 2011, the Company expended $30.4 million on operating activities and $3.0 million on property and equipment. Management anticipates that the Company will be able to fund its activities at a reduced level through January 2012 with its cash and cash equivalents as at April 30, 2011. Accordingly, there is substantial doubt about our ability to continue as a going concern and without additional funding, we may not be able to maintain operations beyond that date. Additional financing will also be required if our activities are changed in scope or if actual costs differ from estimates of current plans. To fund future operations, we intend to conduct a Rights Offering under which the shareholders would be given the right to purchase additional shares in the Company based on their pro-rata share ownership. The proceeds from a Rights Offering will be used to continue with the delineation and development of the assets (as described more fully in the Outlook section), and for general corporate purposes. Our development strategy will also consider other sources of financing, asset sales or seeking partners on a joint venture basis on our specific projects to fund the development of such projects in a timely and responsible manner.

There can be no assurance that a Rights Offering will result in the Company raising sufficient funds to carry out its exploration and development plans.  There is also no assurance that debt or equity financing or joint venture partner arrangements will be available to us on acceptable terms, if at all, to meet these requirements.  The Company has no revenues, and its operating results, profitability and the future rate of growth depend solely on management’s ability to successfully implement the business plans and on the ability to raise additional capital. See “Outlook” above.

The following discussion of liquidity and capital resources should be read in conjunction with the consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data”. The consolidated financial statements have been prepared assuming that we will continue as a going concern.

Changes in Financial Condition and Results of Operations

During the year ended April 30, 2011, the primary focus of the Company was the undertaking of an exploration drilling program in the Wallace Creek area and Axe Lake reservoir to improve the understanding of the overburden characterization, the advancement of pre-commercialization evaluation studies and reservoir test program at Axe Lake and the evaluation of strategic alternatives for enhancing shareholder value.

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

Net loss

Year ended April 30, 2011 as compared to year ended April 30, 2010. The Company experienced a net loss of $316.2 million or $0.91 per share for the year ended April 30, 2011 as compared to a net loss of $64.5 million or $0.21 per share for the year ended April 30, 2010. The increase in the net loss in the current period as compared to the prior period is primarily due to the recording of a valuation allowance for impairment on the Company’s undeveloped properties for $339.2 million and partially offset by a reduction in exploration activity, a reduction in stock-based compensation expense and decreased corporate expenses resulting from downsizing activities. The net loss was also increased by higher depreciation and accretion charge due to the recognition of a re-abandonment obligation on April 30, 2010, a reduction in the deferred income tax benefit and foreign exchange gain.

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

Exploration costs

Year ended April 30, 2011 as compared to year ended April 30, 2010. Exploration costs for the year ended April 30, 2011 were $21.9 million (2010 — $50.2 million). Exploration costs in the current year relate to exploration drilling at Wallace Creek and Axe Lake, a seismic program at Axe Lake and additional environmental work and pre-commercialization evaluation studies to advance the reservoir test program at Axe Lake.  Exploration costs also include $10.2 million of cost revisions related to asset retirement obligations of which the majority relates to the re-abandonment of a certain number of core holes at Axe Lake.  The Operations Summary above provides a summary of the exploration activities conducted in the year ended April 30, 2011.

Year ended April 30, 2010 as compared to year ended April 30, 2009. Exploration costs for the year ended April 30, 2010 were $50.2 million (2009 — $72.0 million). Exploration costs in the current year relate to drilling, seismic, environmental, engineering and construction costs associated with Test Sites 1 and 3 on our Saskatchewan and Alberta permits. Exploration costs also include $13.8 million of additional asset retirement obligations identified during the current year in relation to the re-abandonment of a certain number of core holes at Axe Lake. The Operations Summary above provides a summary of the exploration activities conducted in the year ended April 30, 2010.

General and administrative

Corporate

Year ended April 30, 2011 as compared to year ended April 30, 2010.  General and administrative expenses settled with cash for the year ended April 30, 2011 were $17.3 million (2010 — $17.0 million).  Expenditures for the year ended April 30, 2011 consist of salaries ($8.3 million), legal and other professional fees ($4.7 million) and general office costs ($4.3 million). Expenditures for the year ended April 30, 2010 consist of salaries ($9.4 million), legal and other professional fees ($2.6 million) and general office costs ($5.0 million). The decrease in salaries and wages is due to a reduction in salary expenses resulting from downsizing activities partially offset by the recognition of costs for employee benefit arrangements related to a termination plan in connection with the review of strategic alternatives.  The increase in professional fees during the year is related to additional costs incurred as part of the strategic alternatives review process.  The decrease in general office costs during the year ended April 30, 2011 is mainly caused by downsizing activities. At April 30, 2011, there were 17 employees compared to 46 employees at April 30, 2010.

Year ended April 30, 2010 as compared to year ended April 30, 2009. General and administrative expenses settled with cash for the year ended April 30, 2010 were $17.0 million (2009 — $12.6 million).  General and administrative expenses in the year ended April 30, 2010 consist of salaries ($9.4 million), legal and other professional fees ($2.6 million) and general office costs ($5.0 million). General and administrative expenses in the year ended April 30, 2009 consist of salaries ($5.7 million), legal and other professional fees ($2.7 million) and general office costs ($4.2 million). Increases in costs in year ended April 30, 2010 as compared to the prior year are mainly associated with severance payments.

Stock-based compensation

Year ended April 30, 2011 as compared to year ended April 30, 2010. Stock-based compensation expense for the year ended April 30, 2011 was $1.3 million (2010 - $5.6 million) and consists of stock-based compensation related to the issuance of options to directors, officers and employees.  The decrease during the year ended April 30, 2011 is due to fewer options remaining to vest including options forfeited caused by a reduction in the number of employees.  A total of 6.0 million options were forfeited during the year ended April 30, 2011.  As at April 30, 2011, the Company has unrecognized stock-based compensation costs of $0.4 million related to unvested options which will be recognized in future periods as the options vest. The average fair value of the stock options using either the Black-Scholes valuation model or the trinomial valuation model that were issued during the year ended April 30, 2011 was $0.51 (2010 - $0.43)

Year ended April 30, 2010 as compared to year ended April 30, 2009. Stock-based compensation for the year ended April 30, 2010 was $5.6 million (2009 — $17.5 million). Stock-based compensation expense for the year ended April 30, 2010 consists of stock-based compensation related to the issuance of options to directors, officers and employees. The decrease during the year ended April 30, 2010 compared to the prior year is the result of 6.9 million options forfeited due to a reduction in the number of employees that was greater than the anticipated forfeiture rate. As at April 30, 2010, the Company has unrecognized stock-based compensation costs of $1.7 million related to unvested options which will be recognized in future periods as the options vest. The average fair value of the stock options using either the Black-Scholes valuation model or the trinomial valuation model that were issued during the year ended April 30, 2010 was $0.43 (2009 - $1.93).

Foreign exchange loss (gain)

Year ended April 30, 2011 as compared to year ended April 30, 2010. Foreign exchange loss of $0.4 million (2010 — gain of $5.1 million) resulted from holding less Canadian funds in the parent company during the current year compared to the same period last year with increased volatility of the Canadian dollar against the U.S. dollar.

Year ended April 30, 2010 as compared to year ended April 30, 2009.  Foreign exchange gain of $5.1 million (2009 — loss of $4.8 million) resulted primarily from holding Canadian dollar cash and cash equivalents funds in the parent company with a US dollar functional currency when the value of the Canadian dollar increased compared to the U.S. dollar.

Depreciation and accretion

Year ended April 30, 2011 as compared to year ended April 30, 2010. Depreciation and accretion expense of $4.5 million (2010 — $2.5 million) relates to camp facilities, equipment and corporate assets which are being depreciated over their useful lives of 3 to 5 years. Accretion expense relates to the asset retirement obligation recognized on the re-abandonment of a certain number of core holes at Axe Lake and on the airstrip, camp site, access roads, and reservoir test sites which are being brought into income over a period of 1 to 30 years. The increase during the year ended April 30, 2011 is mainly due to the additional accretion on asset retirement obligation resulting from the re-abandonment of a certain number of wells at Axe Lake that was identified in the previous fiscal year.

Year ended April 30, 2010 as compared to year ended April 30, 2009. Depreciation and accretion expense of $2.5 million (2009 — $1.6 million) relates to camp facilities, equipment and corporate assets which are being depreciated over their useful lives of 3 to 5 years. Accretion expense relates to the asset retirement obligation recognized on the airstrip, camp site, access road, and the reservoir test sites which are being brought into income over a period of 1 to 30 years. The change from the year ended April 30 2009 to the year ended April 30, 2010 relates to the increase in assets held during the period.  Additions to the property and equipment for the year ended April 30, 2010 totaled $1.8 million.

Impairment of property and equipment

Year ended April 30, 2011 as compared to year ended April 30, 2010.  The impairment of $340.3 million (2010- $6.4 million) is comprised of a $296.2 million impairment on the Saskatchewan Oil Sands permits for Axe Lake, a $27.2 million impairment and an $8.4 million impairment on the Alberta Oil Sands permits at Raven Ridge and leases at Eagles Nest which were recorded during the three months ended April 30, 2011.  We did not receive any firm proposals during the formal phase of the strategic alternative review process indicating impairment in the value of these properties at April 30, 2011.  We estimated the fair value of each property by obtaining, when available, information about recent market transactions and calculating the property’s risk adjusted net present value.  The Company determined that the carrying value of these properties exceeded their fair value and recorded a valuation allowance. The impairment provision also includes a $2.5 million loss on the Saskatchewan Oil Sands licenses at Axe Lake due to their low prospectivity and their expected relinquishment on August 12, 2011 and a $4.9 million provision on the Pasquia Hills property. Since the Company has no plan to explore and develop the Pasquia Hills property considering the considerable time, effort and resources required, a full impairment of the oil shale property was recognized and the remaining carrying value was written down to zero during the current fiscal year.  Impairment is also comprised of a provision of $1.1 million on leasehold improvements and office equipment related to our Calgary office following an assessment of their carrying value which was deemed to be not recoverable at April 30, 2011.

Year ended April 30, 2010 as compared to year ended April 30, 2009.  The impairment of $6.4 million (2010- $nil) related to the Pasquia Hills property after considering the expected proceeds from their disposal following the announcement of the sale of the oil shale assets in January 2010.

Interest income

Year ended April 30, 2011 as compared to year ended April 30, 2010. Interest income for the year ended April 30, 2011 amounted to $0.1 million (2010 — $0.1 million). Interest income is earned because the Company pre-funds its activities and the resulting cash and cash equivalents on hand are invested in high interest savings accounts. Interest income during the current fiscal year is comparable to the previous year reflecting the decrease in cash and cash equivalents offset by an increase in market rates over the intervening period.

Year ended April 30, 2010 as compared to year ended April 30, 2009. Interest income for the year ended April 30, 2010 amounted to $0.1 million (2009 — $1.1 million). The decrease in interest income for the year ended April 30, 2010 as compared to the prior year reflects the decrease in short term investments and the decrease in market interest rates over the intervening year.

Income tax benefit

Year ended April 30, 2011 as compared to year ended April 30, 2010. The deferred income tax benefit for year ended April 30, 2011 was $69.2 million (2010 — $12.0 million). The increase in the deferred tax benefit for the year ended April 30, 2011 compared to the prior year is mainly due to the tax benefit associated with the impairment on undeveloped properties amounting to $65.9 million.  The deferred tax benefit otherwise reported is reduced by the impact of renouncing $14.2 million of flow-through expenditures corresponding to a reduction of $1.9 million in tax benefit, and the recording of $4.6 million of asset retirement liabilities settled during the year which resulted in the reversal of $1.2 million of tax benefits previously recognized on asset retirement obligations. This decrease in the deferred tax benefit is partially offset by $2.6 million of tax benefits related to $10.2 million of additional asset retirement obligations that were recorded during the year.

Year ended April 30, 2010 as compared to year ended April 30, 2009. The deferred income tax benefit for year ended April 30, 2010 was $12.0 million (2009 — $18.2 million). The decrease in the deferred tax benefit for the year ended April 30, 2010 compared to the prior year is mainly due to a reduction in exploration costs incurred. The deferred tax benefit otherwise reported is reduced by the impact of flow through expenditures. The net impact for the year ended April 30, 2010 was a reduction of the deferred tax benefit in the amount of $3.5 million (2009 — $4.7 million).

Share Capital

At June 30, 2011, the Company had 348,495,556 shares of common stock issued and outstanding and 21,765,744 options to acquire shares of common stock. The options have a weighted average exercise price of $2.85 per share.

At June 30, 2011, OQI’s diluted shares of common stock outstanding was 348,495,556 shares issued and outstanding plus 21,765,744 options, plus Exchangeable Shares and options to acquire exchangeable shares which can be exchanged into 19,540,736 shares, plus 1,388,567 shares reserved for settlement with creditors of a former subsidiary.

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

Critical Accounting Policies

The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America, requires companies to establish accounting policies and to make estimates that affect both the amount and timing of the recording of assets, liabilities, revenues and expenses. Some of these estimates require judgments about matters that are inherently uncertain and therefore actual results may differ from those estimates.

A detailed summary of all of the Company’s significant accountings policies and the estimates derived therefrom is included in Note 2 to the Consolidated Financial Statements for the year ended April 30, 2011. While all of the significant accounting policies are important to the Company’s consolidated financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

—	Properties and equipment;

—	Income taxes;

—	Stock-based compensation;

—	Flow-through shares;

—	Foreign currency translation; and

—	Asset retirement obligations.

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

Significant undeveloped properties are assessed periodically for impairment individually, and are dependent upon the Company’s current exploration plans and the ability to obtain necessary financing to complete the development of the properties. If an impairment is indicated, a valuation allowance is provided.

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

Income taxes

The Company files United States federal and Canadian federal and provincial tax returns.  Deferred federal and provincial income taxes are provided on temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.  The Company recognizes a tax benefit from an uncertain position when it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position and will record the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with a taxing authority. The Company has no uncertain tax positions as of April 30, 2011. Presently, the Company has taken a full valuation allowance on all non-capital losses.

Stock-based compensation

The Company’s share-based payments take the form of stock options granted to employees and non-employees all of which are equity classified. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s financial statements over the requisite service period. The Company estimates the fair value of stock options using the Black-Scholes valuation model. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life, the expected price volatility of the Company’s common stock and forfeitures.  For the Company’s performance options containing market conditions, fair value is estimated using the Hull-White Trinomial model.  This model also contains highly subjective assumptions, including expected price volatility of the Company’s common stock, forfeitures, employee exit rates and suboptimal exercise factor.  The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock.

Flow-through Shares

Periodically, the Company finances a portion of its exploration and development activities through the issuance of flow-through shares.  The resource expenditure deductions for income tax purposes related to exploratory development activities are renounced to investors in accordance with the applicable Canadian income tax legislation.  Flow-through shares issued are recorded in share capital at the fair value of common shares on the date of issue.  The premium received on issuing flow-though shares is initially recorded as a deferred liability.  As qualifying expenditures are renounced, the premium is reversed and a deferred income tax liability is recorded.  The net amount is then recognized as a reduction of deferred income tax benefit.

Foreign currency translation

The U.S. dollar is the functional and reporting currency for OQI (the parent company).  The Canadian dollar (CDN) is the functional currency for OQI’s Canadian subsidiaries.  The assets and liabilities of OQI’s Canadian subsidiaries are translated into U.S. dollars based on the current exchange rate in effect at the balance sheet dates.  Canadian income and expenses are translated at weighted average rates for the periods in which those elements are recognized.  Foreign currency translation adjustments have no effect on net loss and are included in accumulated other comprehensive loss in stockholders’ equity.  The only component of accumulated other comprehensive loss is foreign currency translation adjustments. Deferred income taxes are not provided on cumulative foreign currency translation gains and losses where OQI expects undistributed earnings of a foreign operation to be indefinitely reinvested.

Gains and losses arising from transactions denominated in currencies other than the functional currency are included in the results of operations of the period in which they occur.    Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated to the reporting currency using the rate in effect on that date.  Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset was acquired or the liability was incurred.

Asset retirement obligations

An asset retirement obligation associated with the retirement of a tangible long-lived asset is recognized as a liability in the period incurred, with an associated increase in the carrying amount of the related long-lived asset or a charge to exploration expense. The cost of the tangible asset, including the asset retirement cost, is depreciated over the useful life of the asset. The asset retirement obligation is recorded at its estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligation discounted at the Company’s credit-adjusted risk-free interest rate.  The asset retirement obligation is recorded as a liability with an offsetting asset retirement cost recorded as an increase to property and equipment or exploration expense. The capitalized asset retirement cost is amortized on the same basis as the remaining property and equipment, while the liability is increased as an accretion expense until it is settled or sold.  Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. If the estimated future cost of the asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the long-lived asset or exploration expense. Revisions to estimated asset retirement obligations can result from changes in retirement cost estimates and changes in the estimated timing of abandonment.

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

Contractual Cash Obligations

The following summarizes our contractual cash obligations and commercial commitments at April 30, 2011 and the effect such obligations are expected to have on liquidity and cash flows in future periods. Included in the table below are purchase obligations under which we have contractual obligations for payments in specific years.

	Payments Due by Period (in thousands)
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (a)	$4,740	$1,122	$1,925	$1,062	$631

The Company is subject to annual lease rentals, minimum exploration expenditures and work commitments related to its exploration permits, licenses and lease assets. These required expenditures have not been included in the above schedule. For details of these required expenditures see note 4 to the Consolidated Financial Statements.

(a)	See Note 15 to the Consolidated Financial Statements, “Contingencies and Commitments”.

Recent accounting pronouncements

There have been no recent accounting pronouncements that are of significance, or of potential significance, to the Company as of April 30, 2011.

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

Foreign Exchange Risk

Our exposure to foreign exchange risk is primarily related to fluctuations between the Canadian dollar and the U.S. dollar.  We are exposed to foreign exchange fluctuations when we translate our Canadian operating results into U.S. dollars for reporting purposes.  These fluctuations can affect the comparability between quarters and year-to-year.  As at April 30, 2011, we had not entered into any market risk sensitive instruments relating to our foreign currency exchange risk.

Commodity Risk

Oil and natural gas prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. These factors include the level of global demand for petroleum products, international supply of oil and gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both international and domestic. We cannot predict future oil and gas prices with any degree of certainty. Sustained weakness in oil and gas prices may adversely affect our ability to obtain capital to fund our activities and could in the future require a reduction in the carrying value of our oil and gas properties. Similarly, an improvement in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. As at April 30, 2011, we had not entered into any market risk sensitive instruments relating to oil and natural gas.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Supplementary Data following the signature page of this Annual Report on Form 10-K.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.  CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of April 30, 2011, management has conducted, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2011, our disclosure controls and procedures were effective.

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

Management has conducted, with the participation of our Chief Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2011 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in  Internal Control — Integrated Framework.  Based on this assessment, management concluded that as of April 30, 2011, the Company’s internal control over financial reporting was effective.

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

Item 9B.  Other Information

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 pertaining to directors and corporate governance will be set forth in our definitive proxy statement relating to our 2011 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days of the Company’s fiscal year end of April 30, 2011 and is incorporated herein by reference.

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than ten percent (10%) or more of our voting securities (“Insiders”) to file with the SEC reports showing their ownership and changes in ownership of our securities, and to send copies of these filings to us. To our knowledge, based upon review of copies of such reports furnished to us [and upon written representations that we have received to the effect that no other reports were required during the year ended April 30, 2011], the Insiders complied with all Section 16(a) filing requirements applicable to them with the following exceptions.

Each of Mr. Simon Raven and Ms. Annie Lamoureux failed to timely report their holdings of stock options to purchase our common shares upon becoming Insiders in the year ended April 30, 2011. Mr. Raven’s report was filed approximately one month late. Ms. Lamoureux’s report was filed approximately one week late, and was subsequently amended to disclose additional stock options held by Ms. Lamoureux.

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

PART IV

Item 15.

EXHIBITS

3.1	Articles of Incorporation.(1),(4),(6),(10), (14)

3.2	Bylaws.(15)

4.1	2005b Stock Option Plan.(2)

4.2	2006 Stock Option Plan.(11)

4.3	Rights Agreement, dated as of March 9, 2006, between the Company and Computershare Investor Services, Inc., as Rights Agent.(5)

4.4	Warrant indenture between Oilsands Quest Inc. and Computershare Trust Company of Canada dated December 5, 2007.(12)

4.5	Form of Warrant, dated December 12, 2005.(3)

4.6	Warrant Indenture dated May 12, 2009.(18)

4.7	Form of Registration Rights Agreement between the Company and certain investors, dated December 22, 2009.(20)

10.1	Financing Agreement with Oilsands Quest Sask, Inc., dated November 25, 2005.(3)

10.2	Subscription Agreement with Dynamic Power Hedge Fund, dated December 12, 2005.(3)

10.3	Executive Employment Agreement (Amended and Restated) with T. Murray Wilson, dated September 22, 2006 and as amended effective August 1, 2007.(11)

10.4	Reorganization Agreement, dated June 9, 2006.(7)

10.5	Voting Exchange and Trust Agreement dated August 14, 2006.(8)

10.6	Exchangeable Share Provisions.(8)

10.7	Support Agreement dated August 14, 2006.(8)

10.8	Executive Employment Agreement with Christopher Hopkins dated August 14, 2006.(8)

10.9	Form of Indemnity Agreement.(9)

10.10	Subscription Agreement for Flow-Through Shares, dated March 6, 2007.(11)

10.11	Amending Agreement to Subscription Agreement for Flow-Through Shares, dated May 3, 2007.(11)

10.12	Subscription Agreement between the Company and Subscribers, dated May 3, 2007.(11)

10.13	Underwriting Agreement.(13)

10.14	Consulting Services Agreement with Karim Hirji.(16)

10.15	Executive Employment Agreement with Garth Wong.(19)

10.16	Agency Agreement dated April 30, 2009.(17)

10.17	Form of Subscription Agreement between certain investors and the Company, dated December 16, 2009 and December 21, 2009.(20)

10.18	Transition Agreement between the Company and Christopher Hopkins, dated January 15, 2010.(21)

10.19	Agency Agreement between the Company and TD Securities Inc. dated October 28, 2010 (22)

10.20	Form of Retention Agreement (23)

10.21	Executive Employment Agreement with Simon Raven (24)

10.22	Equity Distribution Agreement with Knight Capital Americas, L.P. (27)

10.23	Revised Executive Employment Agreement with Garth Wong

10.24	Executive Employment Agreement with Annie Lamoureux

10.25	Release with Leigh Peters dated July 5, 2011

23.1	Consent of Smythe Ratcliffe LLP

23.2	Consent of KPMG LLP, filed herewith.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2
Certification of Vice President and Controller, Principal Accounting Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Vice President and Controller, Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
____________
(1)	Incorporated by reference from Form 10-SB, filed October 14, 1999; and Form 8-K, filed November 29, 2004.
(2)	Incorporated by reference from Form SB-2 dated December 29, 2005.
(3)	Incorporated by reference from Form 10-QSB dated March 22, 2006.
(4)	Incorporated by reference from Form 10-QSB dated December 14, 2005.
(5)	Incorporated by reference from Form 8-A dated March 13, 2006.
(6)	Incorporated by reference from Form 8-K dated March 13, 2006.
(7)	Incorporated by reference from Form 8-K dated June 14, 2006.
(8)	Incorporated by reference from Form 8-K dated August 17, 2006.
(9)	Incorporated by reference herein from Form 10-QSB filed March 15, 2007
(10)	Incorporated by reference herein from Form 10-QSB filed December 15, 2006.
(11)	Incorporated by reference herein from Form 10-KSB filed July 30, 2007.
(12)	Incorporated by reference herein from Form 8-K filed December 5, 2007.
(13)	Incorporated by reference herein from Form 8-K filed November 23, 2007.
(14)	Incorporated by reference herein from Form 8-K filed October 21, 2008.
(15)	Incorporated by reference herein from 10-K filed June 27, 2008.
(16)	Incorporated by reference herein from 10-Q filed March 12, 2009.
(17)	Incorporated by reference herein from Form 8-K filed May 1, 2009.
(18)	Incorporated by reference herein from Form 8-A filed May 12, 2009.
(19)	Incorporated by reference herein from Form 10-K filed July 30, 2009.
(20)	Incorporated by reference herein from Amendment No. 4 to Form S-1 filed January 22, 2010.
(21)	Incorporated by reference herein from Form 8-K filed January 22, 2010.
(22)	Incorporated by reference herein from Form 8-K filed on November 3, 2010
(23)	Incorporated by reference herein from Form 8-K filed November 30, 2010
(24)	Incorporated by reference herein from Form 8-K filed January 18, 2011
(25)	Incorporated by reference herein from Form 8-K filed January 21, 2011

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OILSANDS QUEST INC.

Date: July 5, 2011	By:	/s/ Garth Wong
Garth Wong, President and Chief Executive Officer (Principal Executive Officer)

Date: July 5, 2011	By:	/s/ Annie Lamoureux
Annie Lamoureux Vice President and Controller (Principal Accounting Officer)

 Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Ronald Blakely	Director	July 5, 2011
Ronald Blakely

/s/ Paul Ching	Director	July 5, 2011
Paul Ching

/s/ Christopher H. Hopkins	Director	July 5, 2011
Christopher H. Hopkins

/s/ Brian MacNeill	Director	July 5, 2011
Brian MacNeill

/s/ Ronald Phillips	Director	July 5, 2011
Ronald Phillips

/s/ John Read	Director	July 5, 2011
John Read

/s/ Gordon Tallman	Director	July 5, 2011
Gordon Tallman

/s/ Pamela Wallin	Director	July 5, 2011
Pamela Wallin

/s/ T. Murray Wilson	Director	July 5, 2011
T. Murray Wilson

OILSANDS QUEST INC.
YEAR ENDED APRIL 30, 2011
CONSOLIDATED FINANCIAL STATEMENTS

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets, April 30, 2011 and 2010

Consolidated Statements of Operations, Three Years Ended April 30, 2011 and Period from Inception on April 3, 1998 to April 30, 2011

Consolidated Statements of Stockholders’ Equity, Three Years Ended April 30, 2011 and Period from Inception on April 3, 1998 to April 30, 2011

Consolidated Statements of Comprehensive Loss, Three Years Ended April 30, 2011 and Period from Inception on April 3, 1998 to April 30, 2011

Consolidated Statements of Cash Flows, Three Years Ended April 30, 2011 and Period from Inception on April 3, 1998 to April 30, 2011

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Oilsands Quest Inc. (a development stage company) for the period from inception on April 3, 1998 through to April 30, 2007 (not separately presented herein) in conformity with accounting principles generally accepted in the United States of America.

/s/ Smythe Ratcliffe LLP

Chartered Accountants
Vancouver, Canada
July 29, 2009

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Oilsands Quest Inc.

We have audited the accompanying consolidated balance sheets of Oilsands Quest Inc. and subsidiaries (a development stage company) as of April 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, comprehensive loss and cash flows for each of the years in the three-year period ended April 30, 2011 and for the period from inception on April 3, 1998 to April 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The cumulative statements of operations, stockholders’ equity, comprehensive loss and cash flows for the period from inception on April 3, 1998 to April 30, 2011 include amounts for the period from inception on April 3, 1998 to April 30, 2007, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period from inception on April 3, 1998 to April 30, 2007 is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oilsands Quest Inc. and subsidiaries (a development stage company) as of April 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2011 and for the period from April 3, 1998 to April 30, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company does not presently have adequate cash and cash equivalents to fund activities for the foreseeable future and will require additional funding to maintain operations, which raises substantial doubt about its ability to continue as a going concern.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 5, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Calgary, Canada
July 5, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Oilsands Quest Inc.

We have audited Oilsands Quest Inc.’s (the “Company”) (a development stage company) internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A of the April 30, 2011 Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oilsands Quest Inc. and subsidiaries (a development stage company) as of April 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, comprehensive loss and cash flows for each of the years in the three-year period ended April 30, 2011 and for the period from inception on April 3, 1998 to April 30, 2011, and our report dated July 5, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Calgary, Canada
July 5, 2011

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Balance Sheets
(in thousands, except share data)

	April 30, 2011	April 30, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$15,984	$18,642
Restricted cash (note 2(e))	1,862	-
Accounts receivable	921	1,421
Prepaid expenses	630	804
Total Current Assets	19,397	20,867

Property and Equipment (notes 4 and 5)	153,795	458,168
Assets held for sale (note 3)	-	5,059
Total Assets	$173,192	$484,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (note 15)	$561	$1,606
Accrued liabilities	5,696	2,626
Current portion of asset retirement obligation (note 6)	7,297	-
Total Current Liabilities	13,554	4,232

Obligation under sublease contract	550	-
Deferred Taxes (note 7)	-	62,516
Asset Retirement Obligation (note 6)	19,585	17,485
Liabilities related to assets held for sale (note 3)	-	1,146

Stockholders’ Equity:
Capital Stock
Preferred Stock, par value of $0.001 each, 10,000,000 shares authorized, 1 Series B Preferred share outstanding (note 10)	-	-
Common Stock, par value of $0.001 each, 750,000,000 shares authorized, 348,495,556 and 292,491,188 shares outstanding at April 30, 2011 and 2010 respectively (note 11)	348	292
Additional Paid-in Capital	789,738	758,007
Deficit Accumulated During Development Stage	(711,435)	(395,196)
Accumulated Other Comprehensive Income	60,852	35,612
Total Stockholders’ Equity	139,503	398,715
Total Liabilities and Stockholders’ Equity	$173,192	$484,094

Going concern (note 1)
Contingencies and commitments (note 15)
Subsequent events (notes 4(a) and 16)

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Operations
(in thousands, except share data and per share amounts)

	For the Years Ended April 30,			From Inception on April 3, 1998 through to April 30, 2011
	2011	2010	2009
Expenses
Exploration	$21,898	$50,169	$71,987	$278,325
General and administrative
Corporate	17,269	16,979	12,567	76,089
Stock-based compensation (notes 9, 11 and 12)	1,292	5,584	17,481	148,119
Foreign exchange loss (gain)	360	(5,088)	4,780	(188)
Depreciation and accretion	4,543	2,528	1,564	10,075
Impairment of property and equipment (notes 3, 4 and 5)	340,260	6,403	-	346,663
	385,622	76,575	108,379	859,083
Other Items
Interest income	(136)	(134)	(1,089)	(6,568)
Loss before income tax	385,486	76,441	107,290	852,515
Deferred income tax benefit (note 7)	(69,247)	(11,960)	(18,156)	(133,386)
Net loss	316,239	64,481	89,134	719,129
Net loss attributable to non-controlling interest (note 8)	-	-	-	(7,694)
Net loss attributable to common stockholders	$316,239	$64,481	$89,134	$711,435

Net loss attributable to common stockholders per share – Basic and Diluted	$0.91	$0.21	$0.34

Weighted Average Number of Common Shares Outstanding – Basic and Diluted (note 11)	348,082,145	305,327,827	261,510,084

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(in thousands, except shares)

					Additional Paid in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value

Balance, April 30, 2010	292,491,188	$292	1	$-	$758,007	$35,612	$(395,196)	$398,715
Common stock issued for:
Cash	53,126,995	53	-	-	34,155	-	-	34,208
Premium on flow-through shares	-	-	-	-	(1,851)	-	-	(1,851)
Exchange of OQI Sask Exchangeable shares	2,877,373	3	-	-	(3)	-	-	-
Stock-based compensation cost	-	-		-	1,292	-	-	1,292
Share issue costs	-	-	-	-	(2,074)	-	-	(2,074)
Proceeds from exercise of OQI Sask options	-	-	-	-	212	-	-	212
Other comprehensive income
Foreign exchange gain on translation	-	-	-	-	-	25,240	-	25,240
Net loss	-	-	-	-	-	-	(316,239)	(316,239)
Balance April 30, 2011	348,495,556	$348	1	$-	$789,738	$60,852	$(711,435)	$139,503

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

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(in thousands, except shares)

	Common Stock		Preferred Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value

Balance, April 30, 2008	213,861,958	$214	1	$-	$604,403	$36,732	$(241,581)	$399,768
Common stock issued for:
Cash	23,784,917	24	-	-	91,215	-	-	91,239
Property (note 4(d))	640,000	1	-	-	3,718	-	-	3,719
Premium on flow-through shares	-	-	-	-	(1,803)	-	-	(1,803)
Stock option exercises	35,000	-	-	-	165	-	-	165
Exchange of OQI Sask Exchangeable shares	3,237,674	3	-	-	(3)	-	-	-
Stock-based compensation cost	-	-	-	-	17,481	-	-	17,481
Share issue costs	-	-	-	-	(3,108)	-	-	(3,108)
Proceeds from exercise of OQI Sask options	-	-	-	-	1,523	-	-	1,523
Other comprehensive income
Foreign exchange loss on translation	-	-	-	-	-	(62,754)	-	(62,754)
Net loss	-	-	-	-	-	-	(89,134)	(89,134)
Balance April 30, 2009	241,559,549	$242	1	$-	$713,591	$(26,022)	$(330,715)	$357,096

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(in thousands, except shares)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Non-Controlling Interest	Total Stockholders' Equity
Common stock issued at inception on April 3, 1998 for assets	6,000,000	$6	-	$-	$92	$-	$-	$-	$98
Common stock issued for:
Subscription	77,500	-	-	-	36	-	-	-	36
Property	18,156,604	17	-	-	9,097	-	-	-	9,114
Cash	90,880,630	92	-	-	248,798	-	-	-	248,890
Cashless exercise of warrants and options	13,184,966	13	-	-	(13)	-	-	-	-
Stock based compensation	44,000	-	-	-	116	-	-	-	116
Services	17,973,611	18	-	-	10,836	-	-	-	10,854
Settlement of debt	32,490,383	33	-	-	28,294	-	-	-	28,327
Premium on flow-through shares	-	-	-	-	(6,914)	-	-	-	(6,914)
Preferred shares issued on reorganization (note 10)	-	-	1	-	223,579	-	-	-	223,579
Exchange of OQI Sask exchangeable shares	35,054,264	35	-	-	(35)	-	-	-	-
Share issue costs	-	-	-	-	(9,974)	-	-	-	(9,974)
Stock-based compensation cost	-	-	-	-	76,914	-	-	-	76,914
Proceeds from exercise of OQI Sask options and warrants	-	-	-	-	2,654	-	-		2,654
Beneficial conversion feature of Convertible debenture and warrants	-	-	-	-	20,923	-	-	-	20,923
Non-controlling interest:							-
Shares issued to non-controlling interest	-	-	-	-	-	-	-	13	13
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(7,694)	(7,694)
Increase in interest arising from share issuance by OQI Sask								24,433	24,433
Shares purchased from non-controlling interest								(16,752)	(16,752)
Other comprehensive income:
Foreign exchange gain on translation	-	-	-	-	-	36,732	-	-	36,732
Net loss	-	-	-	-	-	-	(241,581)	-	(241,581)
Balance April 30, 2008	213,861,958	$214	1	$-	$604,403	$36,732	$(241,581)	$-	$399,768

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended April 30,			From Inception on April 3, 1998 through to April 30, 2011
	2011	2010	2009

Net loss	$316,239	$64,481	$89,134	$719,129
Foreign exchange (gain) loss on translation	(25,240)	(61,634)	62,754	(60,852)
Comprehensive loss	$290,999	$2,847	$151,888	$658,277
Comprehensive loss attributable to non-controlling interest	-	-	-	(7,694)
Comprehensive loss attributable to common stockholders	$290,999	$2,847	$151,888	$650,583

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended April 30,			From Inception on April 3, 1998 Through to April 30, 2011
	2011	2010	2009

Operating Activities
Net loss	$(316,239)	$(64,481)	$(89,134)	$(719,129)
Non-cash adjustments to net loss
Stock-based compensation	1,292	5,584	17,481	148,119
Deferred income tax benefit	(69,247)	(11,960)	(18,156)	(133,386)
Depreciation and accretion	4,543	2,528	1,564	10,075
Asset retirement obligation expensed	10,185	13,618	1,068	24,871
Impairment of unproved properties	340,260	6,403	-	346,663
Other non-cash items	550	-	388	1,785
Asset retirement expenditures	(4,585)	-	-	(4,585)
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	651	1,941	(606)	(752)
Accounts payable	2,213	(5,817)	(4,755)	10,617
Cash Used in Operating Activities	(30,377)	(52,184)	(92,150)	(315,722)
Investing Activities
Property and equipment expenditures	(3,015)	(1,781)	(7,418)	(84,210)
Short-term investment	-	25,209	(5,397)	-
Restricted cash	(1,862)	-	-	(1,862)
Other investments	-	-	117	(548)
Cash Provided by (Used in) Investing Activities	(4,877)	23,428	(12,698)	(86,620)

Financing Activities
Issuance of shares for cash	32,133	38,702	88,297	398,396
Shares issued on exercise of subsidiary options and warrants	212	116	1,523	4,505
Shares issued by subsidiary to non-controlling interest (note 8)	-	-	-	7,664
Convertible debentures	-	-	-	8,384
Cash Provided by Financing Activities	32,345	38,818	89,820	418,949

Inflow (Outflow) of Cash and cash equivalents	(2,909)	10,062	(15,028)	16,607
Effects of exchange rate changes on cash	251	1,594	(4,484)	(623)
Cash and cash equivalents, Beginning of Year	18,642	6,986	26,498	-
Cash and cash equivalents, End of Year	$15,984	$18,642	$6,986	$15,984
Non-Cash Financing Activities
Common stock issued for properties	$-	$-	$3,718	$10,848
Warrants issued for properties	$-	$-	$-	$1,764
Common stock issued for services	$-	$-	$-	$10,505
Common stock issued for debt settlement	$-	$-	$-	$28,401

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

Oilsands Quest Inc. (“OQI”) together with its subsidiaries, (collectively the “Company”) is in the development stage.  The principal business activity is the acquisition, exploration and development of natural resource properties in Canada.

To date, the Company has not earned revenue from any of its natural resource properties, and none of its estimated resources have been classified as proved reserves. The Company expects that significant additional exploration and development activities will be necessary to establish proved reserves, and to develop the infrastructure necessary to facilitate production, if any, from the estimated resources.  As at April 30, 2011, the Company had working capital of $4.0 million, including cash and cash equivalents of $16.0 million, and a deficit accumulated during the development phase of $711.4 million.

These financial statements have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The going concern basis assumes that the Company will continue its operations for the foreseeable future and realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  Future operations are dependent on the continued ability of the Company to raise funds through financings such as public offerings or private placements of debt or equity securities.  Management anticipates that the Company will be able to fund its activities at a reduced level through January 2012 with its cash and cash equivalents as at April 30, 2011.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern and without additional funding, it may not be able to maintain operations beyond that date.

On August 17, 2010, the Company initiated a formal process to explore strategic alternatives, including strategic financing opportunities, asset divestitures, joint ventures and/or a corporate sale, merger or other business combination.  This process is overseen by a Special Committee to the Board of Directors.   The discussions and negotiations throughout this process have illustrated that potential future partners or acquirers would need to see a further level of development and de-risking of the assets in order to be prepared to make a substantial investment. In light of the feedback received through the strategic alternatives process, the Special Committee has recommended that the Company conclude the formal review and proceed to raise the funds required to advance the development of the assets. The Company intends to conduct a Rights Offering under which the existing shareholders would be given the right to purchase additional shares in the Company based on their pro-rata share ownership. The proceeds from a Rights Offering will be used to continue with the delineation and development of the assets, and for general corporate purposes.

There can be no assurance that a Rights Offering will result in the Company raising sufficient funds to carry out its exploration and development plans and the Company may continue to seek other sources of financing or asset sales. The Company will monitor its cash flow requirements and continue to operate in a prudent manner to preserve cash while working towards financing alternatives.

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

These consolidated financial statements include the accounts of OQI and all of its wholly-owned Canadian subsidiaries (directly and indirectly) including  OQI Sask, Township Petroleum Corporation (“Township”), Western Petrochemicals Corporation, 1291329 Alberta Limited, Oilsands Quest Technology Inc. and Stripper Energy Services, Inc. (“Stripper”).

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

The U.S. dollar is the functional and reporting currency for OQI (the parent company).  The Canadian dollar (CDN) is the functional currency for OQI’s Canadian subsidiaries.  The assets and liabilities of OQI’s Canadian subsidiaries are translated into U.S. dollars based on the current exchange rate in effect at the balance sheet dates.  Canadian income and expenses are translated at weighted average rates for the periods in which those elements are recognized.  Foreign currency translation adjustments have no effect on net loss and are included in accumulated other comprehensive loss in stockholders’ equity. The only component of accumulated other comprehensive loss is foreign currency translation adjustments.  Deferred income taxes are not provided on cumulative foreign currency translation gains and losses where OQI expects undistributed earnings of a foreign operation to be indefinitely reinvested.

Gains and losses arising from transactions denominated in currencies other than the functional currency are included in the results of operations of the period in which they occur.   Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated to the reporting currency using the rate in effect on that date.  Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset was acquired or the liability was incurred.

d)	Cash and cash equivalents

Cash and cash equivalents include cash and term deposits that carry terms less than three months at the date of investment. As at April 30, 2011, cash and cash equivalents was comprised of $16.0 million (2010 - $14.3 million) in cash and $nil in term deposits (2010 - $4.3 million in term deposits).

e)	Restricted cash

Restricted cash represents amounts on deposit with the Saskatchewan Ministry of Energy and Resources as collateral for unfunded liabilities under the Saskatchewan Oil and Gas Orphan Fund and the Licensee Liability Rating Program.  The restricted cash is in the form of a letter of guarantee maturing April 29, 2012.

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

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

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

Significant undeveloped properties are assessed periodically for impairment individually, and are dependent upon the Company’s current exploration plans and the ability to obtain necessary financing to complete the development of the properties.  If an impairment is indicated, a valuation allowance is provided.

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

Equipment is recorded at cost less accumulated depreciation and includes corporate assets, camp facilities and field equipment. Depreciation of these assets is provided using the straight-line method based on estimated useful lives ranging from two to five years.

g)	Income Taxes

The Company files United States federal and state, and Canadian federal and provincial tax returns.  Deferred federal and provincial income taxes are provided on temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.  The Company recognizes a tax benefit from an uncertain position when it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position and will record the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with a taxing authority. The Company has no uncertain tax positions as of April 30, 2011. Presently, the Company has taken a full valuation allowance on all non-capital losses.

h)	Stock-based compensation

The Company’s stock based compensation takes the form of stock options granted to employees and non-employees all of which are equity classified. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s financial statements over the requisite service period. The Company estimates the fair value of stock options using the Black-Scholes valuation model. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life, the expected price volatility of the Company’s common stock and forfeitures.  For the Company’s performance options containing market conditions, fair value is estimated using the Hull-White Trinomial model.  This model also contains highly subjective assumptions, including expected price volatility of the Company’s common stock, forfeitures, employee exit rates and suboptimal exercise factor.  The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock.

i)	Flow-through Shares

Periodically, the Company finances a portion of its exploration and development activities through the issuance of flow-through shares.  The resource expenditure deductions for income tax purposes related to exploratory development activities are renounced to investors in accordance with the applicable Canadian income tax legislation.  Flow-through shares issued are recorded in share capital and additional paid in capital at the fair value of common shares on the date of issue.  The premium received on issuing flow-though shares is initially recorded as a premium liability.  As qualifying expenditures are renounced, the premium liability is reversed and a deferred income tax liability is recorded.  The net amount is then recognized as a reduction of deferred income tax benefit.

j)	Financial Instruments

(i)	Fair value

Fair value is defined as the price that would be received to sell an asset or price paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs used in determining fair value are categorized according to a hierarchy that prioritizes those inputs based upon the degree to which they are observable. The three levels of the fair-value-measurement hierarchy are as follows:

Level 1 - inputs represent quoted prices in active markets for identical assets or liabilities.

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

Level 3 - inputs that are not observable from objective sources, such as the Company's internally developed assumptions used in pricing an asset or liability (for example, an estimate of future cash flows used in the Company's internally developed present value of future cash flows model that underlies the fair-value measurement).

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

The carrying amount of cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued liabilities reported on the balance sheet approximates fair value.

Nonfinancial assets and liabilities initially measured at fair value include certain assets and liabilities acquired in a business combination, impaired long-lived assets (asset groups), except oil and gas unproved properties, intangible assets and goodwill, and initial recognition of asset retirement obligations and exit or disposal costs.

(ii)	Interest rate risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities.

(iii)	Credit risk

The Company has no significant concentrations of credit risk.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

(iv)	Foreign currency exchange rate risk

Foreign currency risk is the risk that we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises to the extent that monetary assets and liabilities held or expenditures incurred by the Company and its subsidiaries are not denominated in their respective currencies.

k)	Loss per share

Loss per share calculations are based on the weighted average number of shares (including Exchangeable Shares) outstanding during the period. Diluted loss per share excludes the outstanding warrants and options as they are anti-dilutive for each of the periods presented.

l)	Asset retirement obligations

An asset retirement obligation associated with the retirement of a tangible long-lived asset is recognized as a liability in the period incurred, with an associated increase in the carrying amount of the related long-lived asset or a charge to exploration expense. The cost of the tangible asset, including the asset retirement cost, is depreciated over the useful life of the asset. The asset retirement obligation is recorded at its estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligation discounted at the Company’s credit-adjusted risk-free interest rate.  The asset retirement obligation is recorded as a liability with an offsetting asset retirement cost recorded as an increase to property and equipment or exploration expense. The capitalized asset retirement cost is amortized on the same basis as the remaining property and equipment, while the liability is increased as an accretion expense until it is settled or sold.  Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. If the estimated future cost of the asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the long-lived asset or exploration expense. Revisions to estimated asset retirement obligations can result from changes in retirement cost estimates and changes in the estimated timing of abandonment.

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

m)	Environmental contingencies

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and can be reasonably estimated. Accruals for estimated losses from environmental remediation obligations are recognized no later than the time of the completion of the remediation feasibility study. These accruals are adjusted as additional information becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. At April 30, 2011 and 2010, there were no environmental obligations to be accrued.

n)	Recent accounting pronouncements

There have been no recent accounting pronouncements that are of significance, or of potential significance, to the Company as of April 30, 2011.

3.  ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Change in Discontinued Operations

In fiscal 2010,  the Company had reached an agreement to sell its Pasquia Hills oil shale properties to Canshale Corp., a private company formed by the former President and Chief Executive Officer of the Company (the “Purchaser”) for consideration of $1 million CDN ($0.9 million USD) in cash and 8,000,000 shares of the Purchaser. The sale was conditional on the Purchaser raising a minimum financing amount as defined in the terms of the agreement. As the Purchaser was unable to secure the financing by the extended deadline of July 30, 2010, the Company announced on August 13, 2010 the cancellation of this transaction. The oil shale assets continue to be owned by the Company.

Given the cancellation of the transaction and the undertaking of a process to evaluate strategic alternatives and considering financing partnership or sale options for the properties of the Company and the Company as a whole (note 1), the Company determined that these assets, related liabilities and related operations were no longer to be presented as held for sale at July 31, 2010. As such, all amounts previously reported as discontinued were reclassified to continuing operations, the assets held for sale were reclassified to prepaid expenses, property and equipment and the liabilities related to assets held for sale were reclassified to the deferred taxes liability to which it solely related.

On September 22, 2010, the Company announced the undertaking of a process to divest the Alberta oil sands lease at Eagles Nest and the Saskatchewan oil shale permits at Pasquia Hills following a determination by the Board of Directors that these assets are non-core as both properties are located outside the Company’s primary project and discovery areas of Axe Lake, Wallace Creek and Raven Ridge. Accordingly, the assets held for sale were reclassified from prepaid expenses and property and equipment, and the liabilities related to assets held for sale were reclassified from the deferred taxes liability to which it solely related at October 31, 2010.  As of January 31, 2011, the Company had not yet received any offers under financial terms that are acceptable under the current divestiture plan for the non-core assets, and management has determined that it is in the best interest of the Company to retain these assets until an adequate offer is received or additional funds are available for the development of these long-term assets.  Therefore, at January 31, 2011, these properties were no longer considered to be held for sale.

At January 31, 2011, both properties were measured at the lower of their carrying amount before the assets were classified as held for sale and fair value. A provision impairment was recorded at April 30, 2011 on the Eagles Nest property following the conclusion of the formal phase of the strategic alternative review process.  As for the Saskatchewan oil shale permits at Pasquia Hills, due to the considerable time, effort and financial resources required to explore and develop the property and since the Company has no plan to move in that direction, management recognized a full impairment on the property and wrote down the remaining carrying value of $5.0 million ($5.0 million CDN) to $nil at January 31, 2011. To date, the cumulative impairment on the Pasquia Hills properties amounts to $11.9 million ($11.3 million CDN).

4.	PROPERTY AND EQUIPMENT

	April 30, 2011	April 30, 2010
	(in thousands)	(in thousands)
Saskatchewan Oil Sands Rights
Permits	$430,174	$403,152
Licenses	2,701	2,301
Alberta Oil Sands Rights
Permits	38,003	35,478
Leases	8,405	7,849
Saskatchewan Oil Shale Rights (Permits) (note 3)	11,927	-
Equipment	15,780	14,894
Assets Under Construction	2,786	-
	509,776	463,674
Less: Accumulated Depreciation and Impairment (note 5)	(355,981)	(5,506)
Net Book Value	$153,795	$458,168

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

a)	Saskatchewan Oil Sands Permits

As at April 30, 2011, the Saskatchewan permits comprised an area of approximately 406,274 acres.  The permits were granted by the Province of Saskatchewan in 2004 under The Oil Shale Regulations, 1964 as amended, revised or substituted from time to time. The permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease, pursuant to these regulations has been granted. The initial five-year term of the permits expired on May 31, 2009 and the Company applied for and received the third of three one-year extensions to May 31, 2012 for the two permits that include the Axe Lake Discovery, PS00208 and PS00210, as allowed under the regulation.  This one year extension requires the Company to complete its proposed exploration program spending a minimum of $1.28 ($1.21 CDN) per acre with the program to be completed by the end of the extension period.    Subsequent to April 30, 2011, all Saskatchewan oil sands permits except PS00208 and PS00210 were relinquished.  The remaining permits total 160,632 acres.  Relinquishing these permits will not impact the Company’s resource estimates or development plans.

The Company is currently working with the regulators to assess an issue relating to the re-abandonment of early exploration core holes.  As indicated by the Ministry of Energy and Resources, it is possible that the outcome of such assessment could result in cancellation of the Axe Lake permits if the Company does not comply with the governing regulations (See note 6).

The permits, when granted, were subject to annual rental payments and certain levels of expenditures annually pursuant to the terms of the permits and government regulations. The annual rentals were payable in advance as to $0.02 ($0.02 CDN) per acre for the first year and escalating to $0.11 ($0.10 CDN) per acre in the fifth year. On May 7, 2007, the province updated the Oil Shale Regulations, 1964 requiring an increase to annual rentals of $0.11 ($0.10 CDN) per acre for the remaining term of the permits.  The required exploration expenditures to hold the permits were also increased to $0.85 (0.81 CDN) per acre for each of the remaining years of the permits and $1.28 ($1.21 CDN) per acre for each year that the permits are extended.

b)	Saskatchewan Oil Sands Licenses

On August 13, 2007, the Company acquired five oil sands licenses totaling 109,920 acres granted under The Petroleum and Natural Gas Regulations, 1969, as amended revised or substituted from time to time, for a term of five years which expires on April 12, 2012 for an aggregate cost of $2,140,233 ($2,249,089 CDN).   The licenses provide for the exclusive right to search for oil sands on the lands granted and to win, recover, extract, carry off, dispose of and sell the oils sands products found on the license lands.  The oil sands licenses provide the opportunity to convert up to 100% of the licenses to a production lease following the completion of specified work requirements. Licenses require annual rental payments of $0.75 ($0.71 CDN) per acre.

c)	Alberta Oil Sands Permits

As at April 30, 2007, the Alberta oil sands permits comprised an area totaling 67,053 acres (“Raven Ridge Prospect”).  The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements.  Permits are granted for five year primary terms which expire on March 22, 2012 – 55,667 acres and August 10, 2011 – 11,386 acres, and require annual rental payments of $1.50 ($1.42 CDN) per acre.

On January 23, 2008, the Company acquired two oil sands permits totaling 45,546 acres (“Wallace Creek Prospect”) in a public offering of Crown Oil Sands Rights. The total consideration paid for these permits was $9,732,500 ($10,010,880 CDN). The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements.  Permits are granted for a five year primary term which expires January 24, 2013.  On June 27, 2011, the Company received approval from Alberta Energy to extend the Wallace Creek permits for an additional 67 days to March 31, 2013.  Annual rental payments of $1.50 ($1.42 CDN) per acre are required. Following the acquisition, the Alberta permit lands comprised an area totaling 112,599 acres.

d)	Alberta Oil Sands Lease

On June 1, 2005, Township acquired one lease consisting of approximately 22,773 acres (the “Eagles Nest Prospect”) via a joint venture arrangement.

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

As part of the acquisition of the lease, Township granted royalties as to $0.0062 ($0.0058 CDN) (net after a buy back) on each barrel of crude bitumen produced, saved and sold from the Eagles Nest Prospect.

The annual lease rental payable to the Province of Alberta for the Eagles Nest Prospect is $34,004 ($32,256 CDN) per year.

e)	Saskatchewan Oil Shale Permits (note 3)

As at April 30, 2011 and 2010, the Company held seven oil shale exploration permits near Hudson Bay, Saskatchewan covering 405,961 acres granted under The Oil Shale Regulations, 1964 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years which expire in September and October 2011. The Permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease, pursuant to these regulations, has been granted. The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, as required.

Annual rentals are payable in advance in the amount of $0.11 ($0.10 CDN) per acre during the term of the permit. Required exploration expenditures to hold the permits are $0.85 ($0.81 CDN) per acre for the remaining years of the permits and $1.28 ($1.21 CDN) per acre for each year that the permit is extended, as required.

As at April 30, 2011 and 2010, the Company held one oil shale exploration permit granted under The Petroleum and Natural Gas Regulations, 1969 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years totaling 83,769 acres in the same area near Hudson Bay, Saskatchewan. The permit provides for the right, license, privilege and authority to explore for oil shale within the permit lands and expires on August 12, 2012.

The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, if required. This oil shale permit was acquired under a land sale work commitment bid for the first two years of the permit. The Company bid a total work commitment of $317,908 ($301,568 CDN) to be incurred during the first two years of the permit and the permit requires a further work commitment of $0.85 ($0.81 CDN) per acre for the last three years and $1.28 ($1.21 CDN) for each extension year plus annual rental payments of $0.11 ($0.10 CDN) per acre. Through the exploration program conducted during the year ended April 30, 2009, the Company has fulfilled its work commitment for the term of the permit.

f)	Assets under construction

The Company incurred costs during the year ended April 30, 2011 to construct facilities required for the steam assisted gravity drainage (SAGD) pilot.  The construction of these facilities was still in progress at April 30, 2011.  The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. This amount represents property elements that are work-in-progress and not yet suitable to be placed into productive service as of the balance sheet date.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
5.         IMPAIRMENT OF PROPERTY AND EQUIPMENT

	As of April 30, (in thousands)
	2011 Book Value	2011 Valuation Allowance Impairment	2011 Accumulated Depreciation	2011 Net Book Value	2010 Net Book Value
Saskatchewan Oil Sands Rights
Permits	$430,174	$(296,151)	$-	$134,023	$403,152
Licenses	2,701	(2,701)	-	-	2,301
Alberta Oil Sands Rights
Permits	38,003	(27,231)	-	10,772	35,478
Leases	8,405	(8,405)	-	-	7,849
Saskatchewan Oil Sands Rights (Permits)	11,927	(11,927)	-	-	-
Equipment	15,780	(1,106)	(8,460)	6,214	9,388
Assets Under Construction	2,786	-	-	2,786	-
Total Property and Equipment	$509,776	$(347,521)	$(8,460)	$153,795	$458,168

The Company evaluates undeveloped properties periodically for impairment on a property-by-property basis considering a combination of time, geological and engineering factors as well as the Company’s current exploration plans and the ability to obtain necessary financing to complete the development of the properties. Where circumstances indicate impairment in value, a valuation allowance is provided. Property and equipment has a net book value of $153.8 million as at April 30, 2011 compared to $458.2 million as at April 30, 2010. We have recorded an impairment expense related to unproved properties of $340.3 million in 2011 compared to $6.4 million in 2010 and to $nil in 2009.

a)	Saskatchewan Oil Sands Permits

The Company initiated a strategic alternative review process on August 17, 2010 to consider all alternatives to increase shareholder value, including strategic financing opportunities, asset divestitures, joint ventures and/or corporate sale, merger or other business combination. The formal phase of the strategic alternative review process did not result in any firm proposals to the Company. The discussions and negotiations throughout the process have illustrated that potential future partners or acquirers would need to see a further level of development, reducing the remaining areas of uncertainty, in order to be prepared to make a substantial investment. The conclusion of the formal phase of the strategic alternative review process indicated that the carrying value of the Saskatchewan Oil Sands Permits was greater than their fair value or estimated future net cash flows at April 30, 2011.

Potential partners or purchasers would negotiate a price that is dependent upon specific facts regarding the property, including the nature and extent of geological and geophysical data, the terms of the permits holding the acreage in the property and a level of asset development that would reflect the results of the Axe Lake reservoir testing efforts. We estimated the fair value of the property by calculating the property’s risk adjusted net present value. We categorize the measurement of fair value of the Saskatchewan Oil Sands Permits as Level 3 inputs. Since the Saskatchewan Oil Sands Permits are nonproducing undeveloped properties with no quoted market, their estimable cash flow streams involve significant judgment and the results are based on estimated future events.  The property’s expected future cash flows were calculated on an estimate of contingent resources using a discount rate and price forecast selected by management. The property’s risk adjusted net present value gave effect to such factors as future production costs, drilling and completion costs, prevailing commodity prices, transportation systems for oil and gas production in the vicinity and other economic factors. We also use market data to support the risk adjusted net present value calculated by management.  The results of this assessment indicated impairment and the Company recorded a valuation allowance of $296.2 million during the three months ended April 30, 2011.

b)	Saskatchewan Oil Sands Licenses

The Company has determined that the presence of extensive top-water in the reservoirs would not allow for commercial development in the near term.  Accordingly, the value of the Saskatchewan Oil Sands Licenses was written down to zero and an impairment provision of $2.7 million was recorded in the year ended April 30, 2011.  The Company expects to relinquish these licenses on August 12, 2011 upon their expiry.

c)	Alberta Oil Sands Permits (note 3)

The Company has recognized a full impairment on the Alberta Oil Sands Permits related to the Raven Ridge prospect at April 30, 2011. Following the conclusion of the formal phase of the strategic alternative review process, the Raven Ridge prospect has been excluded from the Company’s current and future exploration plans and no further development is expected. Accordingly, an impairment provision of $27.2 million was recorded in the year ended April 30, 2011.

The Company performed a fair value assessment of the Alberta Oil Sands at Wallace Creek at April 30, 2011 using best estimate of contingent resources of the prospect. The results of this assessment indicated that the fair value of the property was in excess of its carrying value, thus supporting its net book value at April 30, 2011. The net book value of the Wallace Creek prospect is $10.8 million at April 30, 2011.

d)	Alberta Oil Sands Lease

The Company has recognized a full impairment on the Alberta Oil Sands Lease (“The Eagles Nest Prospect”) at April 30, 2011. Since the property is geographically distant from our other oil sands discoveries and is largely unexplored, the Company announced on September 22, 2010 its intention to divest the Eagles Nest oil sands lease. The Company did not receive any offers under financial terms that were acceptable and determined that it was in the best interest to retain these assets until an adequate offer is received or additional funds are available for the development of these longer-term assets. Following the conclusion of the formal phase of the strategic alternative review process, an impairment provision of $8.4 million was recorded in the year ended April 30, 2011, which represents a valuation allowance on the full carrying value of the properties.

e)	Saskatchewan Oil Shale Permits

Due to the considerable time, effort and financial resources required for the exploration and development of the property, the Company has recognized a full impairment on the property and wrote down the remaining carrying value of $5.0 million to zero during the year ended April 30, 2011.  The Company has no plan to further develop the property. To date, the cumulative impairment on the Pasquia Hills properties amounts to $11.9 million for a net carrying value of $nil at April 30, 2011.

f)	Equipment

Based on an assessment of the carrying value of the leasehold improvements and office equipment related to the Calgary office, the Company determined that it may not be able to recover the value and recorded an impairment of $1.1 million on these assets at April 30, 2011.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

6.	ASSET RETIREMENT OBLIGATION

The Company’s obligations with respect to asset retirement relate to reclamation of an airstrip, camp site, access roads and reservoir test wells. The obligation is recognized when incurred at the present value of the estimated future reclamation cost using a credit-adjusted risk-free rate of 7 to 13 percent (2010 – 7 to 13 percent) and an inflation rate of 2.5 percent (2010 – 2.5 percent). During the year ended April 30, 2010, the Company conducted a review of its development plans and well licenses and determined that a number of core holes were not abandoned to accommodate our thermal development plans or in accordance with regulatory requirements. We also evaluated the core holes located outside the potential commercial development area and included a portion of these costs in the re-abandonment liability based on performing the obligation over a 5 year period (2010 - a 50 percent probability of performing the obligation over a 15 year period).  During the year ended April 30, 2011, the Company revised the estimated amounts and timing of the settlement of the asset retirement on the airstrip, campsite, access roads and reservoir test wells and conducted a corehole-by-corehole analysis to determine the number of core holes that management believes will require re-abandonment. The number of core holes to be re-abandoned increased as a result of this review.  As a result, $8.3 million of cost revisions were recorded in the re-abandondment liability during the year ended April 30, 2011. The Company has submitted a re-abandonment program to the Saskatchewan Ministry of Energy and Resources that included cost estimates and a schedule of work. The uncertainty related to the timing and/or method of settlement that may be beyond the Company’s control is factored into the measurement of the liability.

At April 30, 2011, the total undiscounted inflation-adjusted future obligation was approximately $44.3 million.

	April 30, 2011	April 30, 2010
Continuity of Asset Retirement Obligations	(in thousands)	(in thousands)
Present value of obligation at beginning of year	$17,485	$2,621
Liabilities incurred	-	14,321
Liabilities settled	(4,585)	(160)
Accretion expense	2,076	210
Revisions	10,185	-
Foreign currency translation adjustment	1,721	493
Present value of obligation at end of year	$26,882	$17,485
Less: current portion of asset retirement obligation	(7,297)	-
	$19,585	$17,485

Obligations related to property and equipment in the amount of $1.5 million has been capitalized and obligations related to exploration expense in the amount of $27.7 million have been expensed since inception.

7.	DEFERRED INCOME TAX

a)	Deferred tax liability

The following summarizes the temporary differences that give rise to the deferred income tax liability at April 30, 2011 and 2010:
	April 30, 2011	April 30, 2010
	(in thousands)	(in thousands)
Book value of property and equipment in excess of tax values	$-	$(62,516)
Non-capital loss carry-forward benefit	51,661	15,640
Valuation allowance	(51,661)	(15,640)
	$-	$(62,516)

b)
Deferred income tax benefit differs from that which would be expected from applying the combined effective Canadian federal and provincial income tax rates of 27% (2010 - 27%, 2009 - 27%) to loss before income taxes.  The difference results from the following:

	April 30, 2011	April 30, 2010	April 30, 2009
	(in thousands)	(in thousands)	(in thousands)
Expected current income tax benefit	$(104,081)	$(20,639)	$(28,968)
Stock-based compensation	349	1,508	4,720
Flow-through expenditures	1,883	3,524	4,743
Change in valuation allowance	32,688	3,854	3,162
Other	(86)	(207)	(1,813)
	$(69,247)	$(11,960)	$(18,156)

At April 30, 2011, the Company had US federal and state and Canadian federal and provincial net operating loss carry-forwards of $72.6 million and $163.1 million respectively, which can be used to offset future tax liabilities and expire at various dates beginning in fiscal 2012. Utilization of these net operating loss carry-forwards may be limited pursuant to provisions of the respective local jurisdiction.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

8.	NON-CONTROLLING INTEREST IN OQI SASK

The non-controlling interest (representing 35.92% of total OQI Sask common shares outstanding) related to OQI Sask. On August 14, 2006, pursuant to the terms of a reorganization agreement, OQI acquired the non-controlling interest (35.92%) in OQI Sask, going from a 64.08% ownership interest to a 100% voting interest (the “Reorganization”). This acquisition was accounted for as an asset acquisition and accordingly, results of operations have been included in the financial statements from the date of acquisition.

In connection with the Reorganization, OQI also entered into a Voting and Exchange Trust Agreement with OQI Sask and Computershare Trust Company of Canada (“CTC”), and a Support Agreement with OQI Sask.  Collectively, these agreements are referred to as the “Acquisition Agreements”. According to the Acquisition Agreements, all common shares of OQI Sask, other than those held by OQI, were exchanged for a new class of OQI Sask shares called Exchangeable Shares on the basis of 8.23 Exchangeable Shares for each one OQI Sask common share.  The Acquisition Agreements also allowed for all OQI Sask options and warrants providing the right to acquire common shares of OQI Sask to have Exchangeable Shares issued on the same basis when such OQI Sask options and warrants were exercised.  As a part of the Reorganization, OQI may issue up to an aggregate of 76,504,304 shares of OQI common stock of which 19,129,237 may be issued on the exchange of Exchangeable Shares and the balance to be issued on the exercise of OQI Sask options into Exchangeable Shares and their subsequent exchange. The Exchangeable Shares are represented for voting purposes in the aggregate by one share of OQI’s Series B Preferred Stock (note 10(b)).

	Common Shares	Amount (in thousands)
Balance, April 30, 2006	6,962,459	$4,736
Shares issued to non-controlling interests	5,875	10
Shares of net loss of OQI Sask to date of acquisition	-	(4,722)
Non-controlling interest in shares issued to OQI	-	16,728
Share of net loss of OQI Sask to date of acquisition	6,968,334	$16,752

Transferred to the OQI Sask property account on acquisition of the non-controlling interest	(6,968,334)	(16,752)
Balance, April 30, 2007 and 2011	-	$-

9.	OQI SASK OPTIONS

Upon OQI acquiring the non-controlling interest in OQI Sask on August 14, 2006, certain options issued by OQI Sask remained outstanding.  On exercise, each OQI Sask option is exchanged into 8.23 OQI Sask Exchangeable Shares which are exchangeable into shares of OQI common stock.

The following tables summarize information about OQI Sask stock options outstanding for each of the three years ended April 30, 2011:

	Number	Weighted Average Exercise Price (CDN)
Outstanding, April 30, 2008	1,640,000	$16.96
Exercised and exchanged into shares of OQI common stock (note 10)	(125,000)	$12.50
Expired	(93,333)	$25.00
Outstanding, April 30, 2009	1,421,667	$16.82
Exercised and exchanged into shares of OQI common stock (note 10)	(102,500)	$1.18
Outstanding, April 30, 2010	1,319,167	$18.04
Exercised and exchanged into shares of OQI common stock (note 10)	(72,500)	$3.00
Expired	(300,000)	$6.00
Outstanding, April 30, 2011	946,667	$23.01

Exercise Price (CDN)	Number Outstanding at April 30, 2011	Number Exercisable at April 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value (CDN)	Aggregate Intrinsic Value at April 30, 2011 (CDN)
$6.00	165,000	165,000	0.00	5.02	-
$25.00	731,667	731,667	0.00	26.06	-
$50.00	50,000	50,000	0.25	34.60	-
	946,667	946,667	0.02		$-

The 946,667 OQI Sask options outstanding at April 30, 2011 represent 7,791,069 OQI Sask Exchangeable Shares that would be issued on exercise of the OQI Sask options as a result of the completion of the acquisition of the non-controlling interest in OQI Sask. On May 1, 2011, 896,667 OQI Sask Options expired representing 7,379,569 OQI Sask Exchangeable Shares.

As at April 30, 2011, the Company had no unrecognized stock option compensation expense related to the OQI Sask Options.

10.	PREFERRED SHARES

a)	Series A Preferred Shares

As at March 9, 2006, OQI adopted a shareholders rights plan and reserved 250,000 of its preferred shares for issuance pursuant to the exercise of the rights.  The rights are designed to have certain anti-takeover effects and as such they will cause substantial dilution to a person or group that attempts to acquire OQI in a manner or on terms not approved by the Board of Directors of OQI.  The rights, however, should not deter any prospective offer or willingness to negotiate in good faith with the Board of Directors, nor should the rights interfere with any merger or other business combination approved by the Board of Directors.  To effect the shareholders rights plan OQI declared a distribution of one right to each outstanding share of common stock, payable to shareholders of record on March 23, 2006.  After the record date, one right is issued with each share of common stock issued until the earlier of the distribution date (as defined in the plan), the redemption of the right by the Company or termination of the right.  This right will be attached to the underlying common share and remain with the common share should the common share be sold or transferred.

b)	Series B Preferred Stock

According to the Acquisition Agreements (note 8), OQI Sask common shares not held by OQI were exchanged for a new class of OQI Sask shares called Exchangeable Shares on the basis of 8.23 Exchangeable Shares for each OQI Sask common share. The holders of the Exchangeable Shares may receive up to an aggregate of 76,504,304 shares of OQI common stock (on a diluted basis) at each holder’s election. The Exchangeable Shares are represented for voting purposes in the aggregate by one share of OQI Series B Preferred Stock (the “Preferred Share”), which Preferred Share is held by CTC. In turn, CTC will vote the one Series B Preferred Share as indicated by the individual holders of Exchangeable Shares. The one Preferred Share represents a number of votes equal to the total outstanding Exchangeable Shares on the applicable record date for the vote submitted to OQI shareholders.

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

Exchangeable shares issuable as a result of the Acquisition Agreements (note 8):

	OQI Sask Exchangeable Shares	OQI Sask Exchangeable Shares issuable on exercise of OQI Sask options and warrants	Total Exchangeable Shares
Balance, April 30, 2008	27,952,840	13,497,200	41,450,040
OQI Sask options exercised	1,028,750	(1,028,750)	-
OQI Sask options expired	-	(768,131)	(768,131)
Exchangeable shares exchanged into OQI common shares	(3,237,674)	-	(3,237,674)
Balance, April 30, 2009	25,743,916	11,700,319	37,444,235
OQI Sask options exercised	843,575	(843,575)	-
Exchangeable Shares exchanged into OQI common shares	(5,177,556)	-	(5,177,556)
Balance, April 30, 2010	21,409,935	10,856,744	32,266,679
OQI Sask options exercised	596,675	(596,675)	-
OQI Sask options expired	-	(2,469,000)	(2,469,000)
Exchangeable Shares exchanged into OQI common shares	(2,877,373)	-	(2,877,373)
Balance, April 30, 2011	19,129,237	7,791,069	26,920,306

11.	COMMON STOCK

a)	Authorized shares of common stock

The Company’s Articles of Incorporation, as amended, authorize the issuance of up to 750,000,000 shares of common stock.

b)	Share-based compensation

On July 3, 2007, the Board of Directors granted 44,000 bonus shares of common stock to employees under the Company’s 2006 Stock Option Plan (“SOP 2006”).  These bonus shares were valued at the closing share price on the date of grant.

c)	Settlement with Subsidiary Creditors

During the year ended April 30, 2004, in an attempt to settle outstanding liabilities of a subsidiary, OQI made an offer to creditors to settle outstanding debts for shares of OQI common stock with a fair value of $0.10 per share for every $0.15 CDN of debt held.  The offer was based on the market trading price for the Company’s shares of common stock at the time of the original proposal to creditors.  In May 2003 when the proposal was made the price fluctuated in the range of $0.09 to $0.12 per share.  OQI received acceptances from creditors that represented 2,203,227 OQI common shares.  OQI has issued 814,660 shares of common stock pursuant to these agreements since May 2003 and has reserved 1,388,567 shares of common stock for further issuances.  No shares of common stock were issued during the years ended April 30, 2011, 2010 and 2009 pursuant to these agreements.  The subsidiary was sold to a third party on October 31, 2005.

d)	Private Placements and Public Offerings of Shares of Common Stock

On May 23, 2008, the Company issued 12,976,761 shares of common stock at a price of $4.20 per share for gross proceeds of $54,502,397 pursuant to a private placement.  The Company paid an aggregate of $1,225,120 in fees to a syndicate of agents under the terms of an agency agreement.

On June 17, 2008, the Company issued 640,000 shares of the Company’s common stock as part of the consideration provided for the purchase of the rights of the remaining external partners under the Triple 7 Joint Venture Agreement in the Eagles Nest Prospect (Note 4(d)).

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

Under the terms of the flow-through shares issued on May 10, 2010, the Company has filed the renouncement of the entire amount of $10.5 million CDN (10.3 million USD) of flow-through expenditures as of April 30, 2011. During the period ended April 30, 2011, the flow-through share premium liability was reduced to nil and a deferred tax expense of $1.3 million CDN ($1.3 million USD) on the renounced deductions was recognized.

On November 5, 2010, the Company completed a public offering of 7.1 million flow-through shares at $0.51435 CDN ($0.50 USD) and 20.8 million common shares at $0.45 USD per share for gross proceeds of $13.4 million CDN ($12.9 million USD).

Under the terms of the flow-through shares issued on November 5 2010, the Company has filed the renouncement of the entire amount of $3.7 million CDN ($3.7 million USD) of flow-through expenditures as of April 30, 2011.  During the period ended April 30, 2011, the flow-through share premium liability was reduced to $nil and a deferred tax expense of $0.6 million CDN ($0.6 million USD) on the renounced deductions was recognized.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

As of January 17, 2011, the Company has entered into an equity distribution agreement.  Under the terms of the agreement, the Company may offer and sell shares of its common stock by way of “at-the-market” distributions, up to a maximum of $20 million over the next 12 months.  Shares are distributed at market prices prevailing at the time of each sale; prices may therefore vary between purchasers and during the period of distribution.  As of April 30, 2011, 5,537,137 shares have been distributed under this arrangement for gross proceeds of $3.1 million.

e)	Weighted average shares

Weighted average shares disclosed on the income statement include shares of common stock as well as OQI Sask Exchangeable shares.

12.   STOCK OPTIONS

Stock based compensation generally takes the form of equity classified stock options granted to employees and non-employees.

Options are granted under the Company’s SOP 2006 and vest over various terms – generally 18 months to three years. One set of option grants included a performance condition based upon achieving a defined bitumen in place barrel count. Two other sets of option grants included both a market condition based upon total shareholder return over a three year period and performance conditions based upon achieving a combination of defining a reservoir recovery configuration and achieving a defined bitumen in place barrel count.  The fair value of the options containing the performance and market conditions were estimated at the date of grant and amortization of these amounts commences when satisfaction of the performance conditions becomes probable.

The following summarizes our stock option activity under the Company’s SOP 2006 for the three years ended April 30, 2011:

	Options	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding at April 30, 2008	13,027,000	5.22
Granted	13,631,000	3.00	1.57
Exercised	(35,000)	4.72		$53,100
Forfeited	(2,040,038)	4.63	3.19
Outstanding at April 30, 2009	24,582,962	$4.14	$2.95
Granted	7,037,000	0.98	0.43
Exercised	(964,769)	0.81	0.73	$359,405
Forfeited	(6,921,633)	3.58	2.23
Outstanding at April 30, 2010	23,733,560	$3.25	$2.49
Granted	5,167,474	0.78	0.53
Forfeited	(5,967,582)	1.92	1.10
Expired	(50,000)	2.70	-
Outstanding at April 30, 2011	22,883,452	$3.02	$2.44	$-
Exercisable at April 30, 2011	15,700,618	$3.92	$3.24	$-

Of the total number of outstanding options at April 30, 2011, 5,200,000 options are subject to market and performance conditions with a weighted average grant date fair value of $0.57 per option.  As of April 30, 2011, these options have not yet vested and no stock based compensation expense has been recognized as achievement of the required performance and market conditions is not probable.

The weighted-average remaining contractual term of vested and exercisable options at April 30, 2011, was 3.06 years.

In addition to the above, OQI Sask has 946,667 outstanding options which may be exercised and exchanged into OQI Sask Exchangeable Shares whereby up to an additional 7,791,069 OQI common shares may be issued (note 9).

During the year ended April 30, 2011, 2,117,474 options were granted and were accounted for using the Black-Scholes option-pricing model and 3,050,000 options were granted and accounted for using the trinomial option-pricing model.  The trinomial option-pricing model takes into account the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination, the possibility that the market condition may not be satisfied and the impact of the possible differing stock price paths.  The following weighted average assumptions were used to determine the fair value of the options granted during the year ended April 30, 2011:

	Years Ended April 30,
	2011	2010	2009
Expected life (years)	3.98	5.6	7.2
Risk free interest rate (percent)	2.53	2.71	3.40
Expected volatility (percent)	96.40	100	84
Dividend yield	-	-	-
Grant date fair value	$0.51	$0.43	$1.93

As at April 30, 2011, the Company had unamortized stock-based compensation costs of $357,276 which will be recorded in future periods as options vest. The cost is expected to be recognized over a weighted-average period of 1.13 years. The intrinsic value of options exercised during the years ended April 30, 2011, 2010 and 2009 was $nil, $359,405 and $53,100 respectively. As at April 30, 2011, there were 7,182,834 unvested options with a weighted average grant date fair value of $0.70 (2010 – 7,049,228 and $0.90). The weighted average grant date fair value of options that vested and expired during the year was $1.60 and $0.64 respectively.

13.	WARRANTS

A summary of OQI’s share purchase warrant activity for the three years ended April 30, 2011:

	Number of warrants	Weighted Average Exercise Price
Balance, April 30, 2008 and 2009	6,325,000	$6.75
Issued	17,357,500	$1.10
Expired	(6,325,500)	$6.75
Balance, April 30, 2010 and 2011	17,357,500	$1.10

These warrants expired on May 12, 2011 (see note 16).

14.	RELATED PARTY TRANSACTIONS

The son of a director of the Company is a 50% shareholder of a company that facilitates local on-site kitchen labour and catering functions to the Company for field operations.  For the year ended April 30, 2011, $nil (2010 – $1,741,838, 2009 – $1,638,305) has been included in exploration expense. These transactions are in the normal course of operations.  As at April 30, 2011, $nil (April 30, 2010 – $nil, April 30, 2009 – $52,010) was payable to the above mentioned company.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

The step-mother of a former executive (resigned December 2008) of the Company is the sole shareholder of a company that facilitates local on-site labor and equipment rentals to the Company for field operations.  For the year ended April 30, 2011, $nil (2010 - $559, 2009 – $2,247,385) has been included in exploration expense. These transactions are in the normal course of operations.  As at April 30, 2011, $nil (April 30, 2010 – $nil, April 30, 2009 – $220,273) was payable to the above mentioned company.  The contract with this company was terminated on March 13, 2009.

15.	CONTINGENCIES AND COMMITMENTS

CONTINGENCIES

On February 24, 2010, a derivative action entitled Make a Difference Foundation Inc. v. Hopkins, et al., Case No.  10-CV-00408, was filed in United States District Court for the District of Colorado by plaintiff  Make a Difference Foundation, Inc.  The derivative action names the following individual defendants:  Christopher H. Hopkins, T. Murray Wilson, Ronald Blakely, Paul Ching, Brian MacNeill, Ronald Phillips, John Read, Gordon Tallman, Pamela Wallin, Thomas Milne and W. Scott Thompson.  In addition, the Company is named as a nominal defendant.  Plaintiff asserts, among other things, claims for waste and breaches of the fiduciary duty of loyalty and good faith by the defendants stemming from the Company's approval of the proposed sale of the Company's Pasquia Hills assets to Canshale Corp.  The plaintiff seeks unspecified damages on behalf of the Company, restitution on behalf of the Company, and reasonable costs and expenses including counsel fees and experts' fees.   The Company believes the claims are wholly without merit and filed a motion to dismiss the Complaint on May 18, 2010.  Before the motion to dismiss was ruled upon, Plaintiff filed an amended complaint and a second amended complaint on July 15, 2010 and September 20, 2010, respectively.  Defendants moved to dismiss the second amended complaint on September 29, 2010.  On May 23, 2011, Plaintiff and Defendants filed a stipulated motion requesting stay of all case deadlines pending further negotiation of a settlement agreement that would resolve the litigation.  At this time, negotiations to reduce the settlement to written terms are ongoing.   On May 24, 2011, the court granted the stipulated motion.  On June 4, 2011, the parties reported to the Court that they reached a settlement agreement.  On June 30, 2011, the Court granted the defendants' joint motion for extension of time to file a stipulated motion to dismiss, which is due to be submitted to the Court on or before July 21, 2011.

As previously disclosed, on February 24, 2011, a putative class action complaint (the "Original Complaint") was filed against the Company and certain current and former officers of the Company on behalf of investors who purchased or sold the Company's securities between August 14, 2006 and July 14, 2009, alleging claims of securities fraud under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and control person liability for such fraud under Section 20(a) of the same act, arising out of the Company's accounting for its acquisition of an interest in OQI Sask in August 2006.  On May 27, 2011, the plaintiffs in that putative class action filed an amended complaint (the "Amended Complaint") alleging the same legal causes of action but making the following changes from the Original Complaint:  a) expanding the putative class period so that it runs from March 20, 2006 to January 13 2011; b) naming as additional defendants eight individuals who are current or former directors of the Company as well as two additional corporate defendants, McDaniel & Associates Consultants Ltd. and TD Securities, Inc.; and c) basing the claimed fraud on a new theory that the Company overstated the value of its mineral rights as a result of misstatements about, among other things, the potential for extracting bitumen from oils sands lands for which the Company had exploration and development permits.  The Amended Complaint seeks unspecified damages.  The Company believes the suit is without merit and intends to defend itself vigorously.  On June 6, 2011, the Company filed a motion to dismiss the Amended Complaint.  On June 20, 2011, the plaintiffs filed their opposition to the motion to dismiss.  The Company filed its reply to the plaintiffs' opposition on June 27, 2011 and on July 29, 201l, the court is expected to hear oral arguments.

On April 13, 2011, a derivative action entitled Proctor v. Wilson, et al., Case No 2011CV2769 was filed in District Court, Denver County, Colorado.  The derivative action names the following individual defendants:  T. Murray Wilson, Ronald Blakely, Paul Ching, Christopher H. Hopkins, Brian F. MacNeill, Ronald Philips, John Read, Gordon Tallman and Pamela Wallin.  In addition, the Company is named as a nominal defendant.  Plaintiff asserts, among other things, claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and waste against the defendants relating to the alleged failure to properly account for the Company’s acquisition of a minority interest in Oilsands Quest Sask Inc. and the Company’s restatement of its financial statements for certain periods.  The plaintiff seeks unspecified damages on behalf of the Company, restitution on behalf of the Company, unspecified disgorgement of profits, unspecified equitable relief and reasonable costs and expenses including counsel fees and experts' fees.   The response to the complaint is due on or before July 5, 2011.   We have asked for and expect to receive an extension to file our response by July 12, 2011.  The Company believes the claims are wholly without merit and intends to vigorously defend against such claims.

COMMITMENTS

The following table sets out OQI’s expected future payment commitments as at April 30, 2011 and the estimated timing of such payments relating to corporate office and operations facility leases:

As at April 30, 2011
(in thousands)
Year 1	$1,122
Year 2	1,059
Year 3	866
Year 4	733
Year 5	329
>5 years	631
$4,740

The Company is subject to annual lease rentals, minimum exploration expenditures and work commitments related to its exploration permits, licenses and lease assets. These required expenditures have not been included in the above schedule. For details of these required expenditures refer to note 4.

16.	SUBSEQUENT EVENTS

a)	On May 1, 2011, 896,667 OQI Sask Options expired. These options represented 7,379,569 OQI Sask Exchangeable Shares.

b)	On May 12, 2011, 17,357,500 OQI Warrants expired.

c)	On May 31, 2011, the Company relinquished Saskatchewan oil sands permits PS00205, PS00206 and PS00212. Relinquishing these permits did not impact the Company’s resource estimates or development plans.

d)
On June 29, 2011, the Company's Board of Directors approved the conduct of a Rights Offering under which the existing shareholders would be given the rights to purchase additional shares in the Company based on their pro-rata share ownership.

                   SUPPLEMENTARY QUARTERLY INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2011
Net loss	$15,981	$9,134	$10,662	$280,462	$316,239

Net loss per share attributable to common stockholders - basic and diluted	$0.05	$0.03	$0.03	$0.80	$0.91

2010
Net loss	$4,797	$13,209	$23,736	$22,739	$64,481

Net loss attributable to common stockholders per share - basic and diluted	$0.02	$0.04	$0.08	$0.07	$0.21

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

Unless otherwise noted, this supplemental information excludes amounts for all periods presented related to the Company’s discontinued operations.
Capitalized Costs Related to Oil and Gas Activities

	Total At April 30,
	2011	2010
	(in thousands)	(in thousands)

Unproved oil and gas properties	$491,210	$448,780
Proved oil and gas	-	-
	491,210	448,780
Accumulated depreciation, depletion, amortization and valuation allowances	(346,415)	-
Net capitalized costs	$144,795	$448,780

Costs Incurred in Oil and Gas Activities

	Total Year Ended April 30,
	2011	2010	2009
Property acquisition costs	(in thousands)	(in thousands)	(in thousands)
Proved properties	$-	$-	$-
Unproved properties	438	140	5,867
Exploration costs	21,898	50,169	71,987
Development costs	-	-	-
Costs incurred	$22,336	$50,309	$77,854