Form 10-K/A
period 2011-04-30
Oilsands Quest Inc
filed 2011-07-08
CIK 1096791

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2011 is filed solely to correct the Consent of KPMG LLP, Independent Registered Public Accounting Firm filed as Exhibit 23.2 to the Form 10-K,  to correct a clerical error in the footnote to Exhibit 10.22 on the Exhibit Index, and to remove "Common Stock Purchase Warrants" from the list of securities registered under Section 12(b) of the Act on the cover page of the Form 10-K which had been inadvertently included. The corrected Consent is filed herewith as Exhibit 23.2 and the Exhibit Index to Amendment No. 1 has been updated accordingly.

This Form 10-K/A is limited in scope to the foregoing, and should be read in conjunction with the Form 10-K previously filed and our other filings with the SEC. Except as described above, we have not modified or updated other disclosures or information presented in the original Form 10-K.

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

PART IV

Item 15.

EXHIBITS

3.1	Articles of Incorporation. (1),(4),(6),(10), (14)

3.2	Bylaws. (15)

4.1	2005b Stock Option Plan. (2)

4.2	2006 Stock Option Plan. (11)

4.3	Rights Agreement, dated as of March 9, 2006, between the Company and Computershare Investor Services, Inc., as Rights Agent. (5)

4.4	Warrant indenture between Oilsands Quest Inc. and Computershare Trust Company of Canada dated December 5, 2007. (12)

4.5	Form of Warrant, dated December 12, 2005. (3)

4.6	Warrant Indenture dated May 12, 2009. (18)

4.7	Form of Registration Rights Agreement between the Company and certain investors, dated December 22, 2009. (20)

10.1	Financing Agreement with Oilsands Quest Sask, Inc., dated November 25, 2005. (3)

10.2	Subscription Agreement with Dynamic Power Hedge Fund, dated December 12, 2005. (3)

10.3	Executive Employment Agreement (Amended and Restated) with T. Murray Wilson, dated September 22, 2006 and as amended effective August 1, 2007. (11)

10.4	Reorganization Agreement, dated June 9, 2006. (7)

10.5	Voting Exchange and Trust Agreement dated August 14, 2006. (8)

10.6	Exchangeable Share Provisions. (8)

10.7	Support Agreement dated August 14, 2006. (8)

10.8	Executive Employment Agreement with Christopher Hopkins dated August 14, 2006. (8)

10.9	Form of Indemnity Agreement. (9)

10.10	Subscription Agreement for Flow-Through Shares, dated March 6, 2007. (11)

10.11	Amending Agreement to Subscription Agreement for Flow-Through Shares, dated May 3, 2007. (11)

10.12	Subscription Agreement between the Company and Subscribers, dated May 3, 2007. (11)

10.13	Underwriting Agreement. (13)

10.14	Consulting Services Agreement with Karim Hirji. (16)

10.15	Executive Employment Agreement with Garth Wong. (19)

10.16	Agency Agreement dated April 30, 2009. (17)

10.17	Form of Subscription Agreement between certain investors and the Company, dated December 16, 2009 and December 21, 2009. (20)

10.18	Transition Agreement between the Company and Christopher Hopkins, dated January 15, 2010. (21)

10.19	Agency Agreement between the Company and TD Securities Inc. dated October 28, 2010. (22)

10.20	Form of Retention Agreement. (23)

10.21	Executive Employment Agreement with Simon Raven. (24)

10.22	Equity Distribution Agreement with Knight Capital Americas, L.P. (25)

10.23	Revised Executive Employment Agreement with Garth Wong. (26)

10.24	Executive Employment Agreement with Annie Lamoureux. (26)

10.25	Release with Leigh Peters dated July 5, 2011. (26)

23.1	Consent of Smythe Ratcliffe LLP, filed herewith.

23.2	Consent of KPMG LLP, filed herewith.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2
Certification of Vice President and Controller, Principal Accounting Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Vice President and Controller, Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
____________
(1)	Incorporated by reference from Form 10-SB, filed October 14, 1999; and Form 8-K, filed November 29, 2004.
(2)	Incorporated by reference from Form SB-2 dated December 29, 2005.
(3)	Incorporated by reference from Form 10-QSB dated March 22, 2006.
(4)	Incorporated by reference from Form 10-QSB dated December 14, 2005.
(5)	Incorporated by reference from Form 8-A dated March 13, 2006.
(6)	Incorporated by reference from Form 8-K dated March 13, 2006.
(7)	Incorporated by reference from Form 8-K dated June 14, 2006.
(8)	Incorporated by reference from Form 8-K dated August 17, 2006.
(9)	Incorporated by reference herein from Form 10-QSB filed March 15, 2007
(10)	Incorporated by reference herein from Form 10-QSB filed December 15, 2006.
(11)	Incorporated by reference herein from Form 10-KSB filed July 30, 2007.
(12)	Incorporated by reference herein from Form 8-K filed December 5, 2007.
(13)	Incorporated by reference herein from Form 8-K filed November 23, 2007.
(14)	Incorporated by reference herein from Form 8-K filed October 21, 2008.
(15)	Incorporated by reference herein from 10-K filed June 27, 2008.
(16)	Incorporated by reference herein from 10-Q filed March 12, 2009.
(17)	Incorporated by reference herein from Form 8-K filed May 1, 2009.
(18)	Incorporated by reference herein from Form 8-A filed May 12, 2009.
(19)	Incorporated by reference herein from Form 10-K filed July 30, 2009.
(20)	Incorporated by reference herein from Amendment No. 4 to Form S-1 filed January 22, 2010.
(21)	Incorporated by reference herein from Form 8-K filed January 22, 2010.
(22)	Incorporated by reference herein from Form 8-K filed on November 3, 2010
(23)	Incorporated by reference herein from Form 8-K filed November 30, 2010
(24)	Incorporated by reference herein from Form 8-K filed January 18, 2011
(25)	Incorporated by reference herein from Form 8-K filed January 21, 2011
(26)	Incorporated by reference herein from Form 10-K filed July 6, 2011

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OILSANDS QUEST INC.

Date: July 8, 2011	By:	/s/ Garth Wong
Garth Wong, President and Chief Executive Officer (Principal Executive Officer)

Date: July 8, 2011	By:	/s/ Annie Lamoureux
Annie Lamoureux Vice President and Controller (Principal Accounting Officer)

 Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Director	July 8, 2011
Ronald Blakely

/s/ Paul Ching	Director	July 8, 2011
Paul Ching

/s/ Christopher H. Hopkins	Director	July 8, 2011
Christopher H. Hopkins

/s/ Brian MacNeill	Director	July 8, 2011
Brian MacNeill

/s/ Ronald Phillips	Director	July 8, 2011
Ronald Phillips

	Director	July 8, 2011
John Read

	Director	July 8, 2011
Gordon Tallman

/s/ Pamela Wallin	Director	July 8, 2011
Pamela Wallin

	Director	July 8, 2011
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