Form 10-Q
period 2011-07-31
Oilsands Quest Inc
filed 2011-09-14
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
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

Yes o               No o

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

As of September 7, 2011 there were 348,698,837 shares of common stock issued and outstanding.

OILSANDS QUEST INC.
FORM 10Q FOR THE QUARTER ENDED
July 31, 2011

Part I. Financial Information
Forward-Looking Statements
Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheets as of July 31, 2011 and April 30, 2011	3
	Unaudited Consolidated Statements of Operations for the Three Months Ended July 31, 2011 and 2010 and for the Period from Inception on April 3, 1998 to July 31, 2011	4
	Unaudited Consolidated Statements of Stockholders’ Equity for the Three Months Ended July 31, 2011 and 2010, for the Years Ended April 30, 2011 and 2010, and for the Period from Inception on April 3, 1998 to April 30, 2009	5
	Unaudited Consolidated Statements of Comprehensive Loss for the Three Months Ended July 31, 2011 and 2010 and for the Period from Inception on April 3, 1998 to July 31, 2011	9
	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended July 31, 2011 and 2010 and for the Period from Inception on April 3, 1998 to July 31, 2011	10
	Unaudited Notes to Consolidated Financial Statements	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

Part II Other Information		21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	(Removed and Reserved)	26

Item 5.	Other Information	26

Item 6.	Exhibits	26
	Signatures	27

Cautionary Statement about Forward-Looking Statements
The following includes certain statements that may be deemed to be "forward-looking statements."  All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements.  Such forward-looking statements include discussion of such matters as:

·	our ability to maintain sufficient cash to accomplish our business objectives, including our ability to continue as a going concern;
·	the amount and nature of future capital, exploration and development expenditures;
·	the extent and timing of exploration and development activities;
·	business strategies and development of our business plan and exploration programs;
·	potential relinquishment of certain of our oil sands permits and licenses;
·	anticipated cost of our asset retirement obligations, including the extent and timing of our core hole re-abandonment program; and
·	our ability to secure additional funds through the sale of assets or equity.

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

It is presumed that readers have read or have access to our 2011 Annual Report filed on Form 10-K/A which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  All future payments in Canadian dollars have been converted to United States dollars using an exchange rate of $1.00 U.S. = $0.9538 CDN, which was the July 31, 2011 exchange rate.  Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	July 31, 2011	April 30, 2011

ASSETS
Current Assets:
Cash and cash equivalents	$9,392	$15,984
Restricted cash (note 4)	1,852	1,862
Accounts receivable	253	921
Prepaid expenses	1,049	630
Total Current Assets	12,546	19,397

Property and Equipment (notes 5 and 6)	154,339	153,795
Total Assets	$166,885	$173,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$548	$561
Accrued liabilities	4,824	5,696
Current portion of asset retirement obligation (note 7)	7,641	7,297
Total Current Liabilities	13,013	13,554

Obligation under sublease contract	538	550
Asset Retirement Obligation (note 7)	20,434	19,585

Stockholders’ Equity:
Capital Stock
Preferred Stock, par value of $0.001 each, 10,000,000 shares authorized, 1 Series B Preferred share outstanding (note 9)	-	-
Common Stock, par value of $0.001 each, 750,000,000 shares authorized, 348,698,837 and 348,495,556 shares outstanding at July 31, 2011 and April 30, 2011 respectively (note 10)	348	348
Additional Paid-in Capital	789,713	789,738
Deficit Accumulated During Development Stage	(717,275)	(711,435)
Accumulated Other Comprehensive Income	60,114	60,852
Total Stockholders’ Equity	132,900	139,503
Total Liabilities and Stockholders’ Equity	$166,885	$173,192

Going concern (note 1)
Contingencies and commitments (note 13)
Subsequent events (notes 5b, 5c and 14)

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share data and per share amounts)

	Three Months Ended July 31,		From Inception on April 3, 1998 through to
	2011	2010	July 31, 2011
Expenses:
Exploration	$535	$11,679	$278,860
General and administrative:
Corporate	4,095	3,793	80,184
Stock-based compensation (notes 8 and 11)	(25)	968	148,094
Foreign exchange (gain) loss	(98)	284	(286)
Depreciation and accretion	1,348	1,104	11,423
Impairment of property and equipment (note 6)	-	2,025	346,663
Total Expenses	5,855	19,853	864,938
Other Items:
Interest income	(15)	(14)	(6,583)
Loss before income tax	5,840	19,839	858,355
Deferred income tax benefit	-	(3,858)	(133,386)
Net loss	5,840	15,981	724,969
Net loss attributable to non-controlling interest	-	-	(7,694)
Net loss attributable to common stockholders	$5,840	$15,981	$717,275
Net loss attributable to common stockholders per share – Basic and Diluted	$0.02	$0.05
Weighted Average Number of Common Shares Outstanding	367,624,793	331,628,490

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(in thousands, except shares)

					Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value

Balance, April 30, 2011	348,495,556	$348	1	$-	$789,738	$60,852	$(711,435)	$139,503
Exchange of OQI Sask Exchangeable shares	203,281	-	-	-	-	-	-	-
Stock-based compensation cost	-	-	-	-	(25)	-	-	(25)
Other comprehensive income
Foreign exchange loss on translation	-	-	-	-	-	(738)	-	(738)
Net loss	-	-	-	-	-	-	(5,840)	(5,840)
Balance July 31, 2011	348,698,837	$348	1	$-	$789,713	$60,114	$(717,275)	$132,900

					Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value

Balance, April 30, 2010	292,491,188	$292	1	$-	$758,007	$35,612	$(395,196)	$398,715
Common stock issued for :
Cash	19,688,058	20	-	-	18,089	-	-	18,109
Exchange of OQI Sask Exchangeable shares	316,855	-	-	-	-	-	-	-
Stock-based compensation cost	-	-	-	-	968	-	-	968
Share issue costs	-	-	-	-	(165)	-	-	(165)
Premium on flow-through shares	-	-	-	-	(1,584)	-	-	(1,584)
Proceeds from exercise of OQI Options	-	-	-	-	112	-	-	112
Other comprehensive income
Foreign exchange loss on translation	-	-	-	-	-	(7,462)	-	(7,462)
Net loss	-	-	-	-	-	-	(15,981)	(15,981)
Balance July 31, 2010	312,496,101	$312	1	$-	$775,427	$28,150	$(411,177)	$392,712

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

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(in thousands, except shares)

	Common Stock		Preferred Stock		Additional Paid in	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development	Non-Controlling	Total Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	(Loss)	Stage	Interest	Equity
Common stock issued at inception on April 3, 1998 for assets	6,000,000	$6	-	$-	$92	$-	$-	$-	$98
Common stock issued for:
Subscription	77,500	-	-	-	36	-	-	-	36
Property	18,796,604	18	-	-	12,815	-	-	-	12,833
Cash	114,665,547	116	-	-	340,013	-	-	-	340,129
Cashless exercise of warrants and options	13,184,966	13	-	-	(13)	-	-	-	-
Stock based compensation	44,000	-	-	-	116	-	-	-	116
Services	17,973,611	18	-	-	10,836	-	-	-	10,854
Settlement of debt	32,490,383	33	-	-	28,294	-	-	-	28,327
Premium on flow-through shares	-	-	-	-	(8,717)	-	-	-	(8,717)
Preferred shares issued on reorganization (note 9)	-	-	1	-	223,579	-	-	-	223,579
Stock option exercises	35,000	-	-	-	165	-	-	-	165
Exchange of OQI Sask exchangeable shares	38,291,938	38	-	-	(38)	-	-	-	-
Share issue costs	-	-	-	-	(13,082)	-	-	-	(13,082)
Stock-based compensation cost	-	-	-	-	94,395	-	-	-	94,395
Proceeds from exercise of OQI Sask options and warrants	-	-	-	-	4,177	-	-	-	4,177
Beneficial conversion feature of Convertible debenture and warrants	-	-	-	-	20,923	-	-	-	20,923
Non-controlling interest:
Shares issued to non-controlling interest	-	-	-	-	-	-	-	13	13
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(7,694)	(7,694)
Increase in interest arising from share issuance by OQI Sask								24,433	24,433
Shares purchased from non-controlling interest								(16,752)	(16,752)
Other comprehensive loss:
Foreign exchange loss on translation	-	-	-	-	-	(26,022)	-	-	(26,022)
Net loss	-	-	-	-	-	-	(330,715)	-	(330,715)
Balance April 30, 2009	241,559,549	$242	1	$-	$713,591	$(26,022)	$(330,715)	$-	$357,096

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended July 31,		From Inception on April 3, 1998 through to July 31,
	2011	2010	2011
Net Loss	$5,840	$15,981	$724,969
Foreign exchange loss (gain) on translation	738	7,462	(60,114)
Comprehensive loss	$6,578	$23,443	$664,855
Comprehensive loss attributable to non-controlling interest	-	-	(7,694)
Comprehensive loss attributable to common stockholders	$6,578	$23,443	$657,161

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended July 31,		From Inception on April 3, 1998 through to July 31,
	2011	2010	2011
Operating Activities
Net loss	$(5,840)	$(15,981)	$(724,969)
Non-cash adjustments to net loss
Stock-based compensation	(25)	968	148,094
Deferred income tax benefit	-	(3,858)	(133,386)
Depreciation and accretion	1,348	1,104	11,423
Asset retirement obligation expensed	537	8,051	25,408
Impairment of property and equipment	-	2,025	346,663
Other non-cash items	3	-	1,788
Asset retirement expenditures	-	(723)	(4,585)
Net lease expenditures	(26)	-	(26)
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	217	829	(535)
Accounts payable and accrued liabilities	(831)	2,730	9,786
Cash Used in Operating Activities	(4,617)	(4,855)	(320,339)

Investing Activities
Property and equipment expenditures	(1,909)	(1,702)	(86,119)
Short-term investment	-	-	-
Restricted cash	-	(905)	(1,862)
Other investments	-	-	(548)
Cash Used in Investing Activities	(1,909)	(2,607)	(88,529)

Financing Activities
Issuance of shares for cash, net of issue costs	-	17,944	398,396
Shares issued on exercise of subsidiary options and warrants	-	112	4,505
Shares issued by subsidiary to non-controlling interest	-	-	7,664
Convertible debentures	-	-	8,384
Cash Provided by Financing Activities	-	18,056	418,949

Inflow (Outflow) of cash and cash equivalents	(6,526)	10,594	10,081
Effects of exchange rate changes on cash and cash equivalents	(66)	236	(689)
Cash and cash equivalents, Beginning of Period	15,984	18,642	-
Cash and cash equivalents, End of Period	$9,392	$29,472	$9,392
Non-Cash Financing Activities
Common stock issued for properties	$-	$-	$10,848
Warrants issued for properties	$-	$-	$1,764
Common stock issued for services	$-	$-	$10,505
Common stock issued for debt settlement	$-	$-	$28,401

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

1.           GOING CONCERN

To date, the Company has not earned revenue from any of its natural resource properties, and none of its estimated resources have been classified as proved reserves. The Company expects that significant additional exploration and development activities will be necessary to establish proved reserves, and to develop the infrastructure necessary to facilitate production, if any, from the estimated resources.  As at July 31, 2011, the Company had negative working capital of $2.3 million, including cash and cash equivalents of $9.4 million, and a deficit accumulated during the development phase of $717.3 million.

These financial statements have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The going concern basis assumes that the Company will continue its operations for the foreseeable future and realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  Future operations are dependent on the continued ability of the Company to raise funds through financings such as public offerings or private placements of debt or equity securities.  Management anticipates that the Company will be able to fund its activities at a reduced level through October 2011 with its cash and cash equivalents as at July 31, 2011.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern and without additional funding, it may not be able to maintain operations beyond that date.

In June 2011, the Company concluded a formal process to explore strategic alternatives, including strategic financing opportunities, asset divestitures, joint ventures and/or a corporate sale, merger or other business combination.  This process was overseen by a Special Committee to the Board of Directors.  The discussions and negotiations throughout this process have illustrated that potential future partners or acquirers would need to see a further level of development and de-risking of the assets in order to be prepared to make a substantial investment. In light of the feedback received through the strategic alternatives process, the Special Committee recommended that the Company conclude the formal review and proceed to raise the funds required to advance the development of the assets. The Company commenced a rights offering under which the existing shareholders were given the right to purchase additional shares in the Company based on their pro-rata share ownership.  The Company is currently negotiating a letter of intent from a third-party interest (the "Letter of Intent") for the sale of the Wallace Creek assets. The rights offering was terminated on September 12, 2011 and the Company may conduct a new, smaller, rights offering following the execution of any Letter of Intent.  The proceeds from the new rights offering will be used to continue with the development and delineation of the Axe Lake assets and for general corporate purposes.

There can be no assurance that the Letter of Intent (or subsequent definitive agreements) will be signed. Even if executed, there can be no assurance that any funds received as a consequence of the Letter of Intent, or funds received from future rights offerings or other sources of financing will result in the Company raising sufficient funds to carry out its exploration and development plans.  The Company may continue to seek other sources of financing or asset sales. The Company will monitor its cash flow requirements and continue to operate in a prudent manner to preserve cash while working towards financing alternatives.

Our  development strategy will also continue to consider other sources of financing, asset sales or partners on a joint venture basis to fund the development of projects in a timely and responsible manner.

Absent the ability to obtain additional financing through the proposed transaction contempatled by the Letter of Intent, a future rights offering or other sources of financing, there is substantial doubt about the Company's ability to continue as a going concern susbsequent to October 2011.

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

These consolidated financial statements have been prepared in accordance with US GAAP and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending April 30, 2012. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted. These unaudited consolidated financial statements and notes included herein have been prepared on a basis consistent with and should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended April 30, 2011 as filed in its annual report on Form 10-K/A. Certain comparative figures have been reclassified to conform to current financial statement presentation.

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

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended July 31, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K/A, that are of significance, or potential significance to the Company.

4.	RESTRICTED CASH

Restricted cash represents amounts on deposit with the Saskatchewan Ministry of Energy and Resources as collateral for unfunded liability under the Saskatchewan Oil and Gas Orphan Fund and the Licensee Liability Rating Program.  The restricted cash is in the form of a letter of guarantee maturing April 29, 2012.

5.	PROPERTY AND EQUIPMENT

	July 31, 2011	April 30, 2011
	(in thousands)	(in thousands)
Saskatchewan Oil Sands Rights
Permits and Leases	$429,265	$430,174
Licenses	2,686	2,701
Alberta Oil Sands Rights
Permits	37,796	38,003
Leases	8,359	8,405
Saskatchewan Oil Shale Rights (Permits)	11,862	11,927
Equipment	15,704	15,780
Assets Under Construction	3,271	2,786
	508,943	509,776
Less: Accumulated Depreciation and Impairment (Note 6)	(354,604)	(355,981)
Net Book Value	$154,339	$153,795

a)	Saskatchewan Oil Sands Permits

As at April 30, 2011, the Saskatchewan permits comprised an area of approximately 406,274 acres.  At July 31, 2011, all Saskatchewan oil sands permits except PS00208 and PS00210 have been relinquished.  The remaining permits total 160,632 acres.  Relinquishing these permits did not impact the Company’s resource estimates or development plans.  The permits were granted by the Province of Saskatchewan in 2004 under The Oil Shale Regulations, 1964 as amended, revised or substituted from time to time. The permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease, pursuant to these regulations has been granted. The initial five-year term of the permits expired on May 31, 2009 and the Company applied for and received the third of three one-year extensions to May 31, 2012 for the two permits that include the Axe Lake Discovery, PS00208 and PS00210, as allowed under the regulation.

The permits, when granted, were subject to annual rental payments and certain levels of expenditures annually pursuant to the terms of the permits and government regulations. The annual rentals were payable in advance as to $0.02 ($0.02 CDN) per acre for the first year and escalating to $0.10 ($0.10 CDN) per acre in the fifth year. On May 7, 2007, the province updated the Oil Shale Regulations, 1964 requiring an increase to annual rentals of $0.10 ($0.10 CDN) per acre for the remaining term of the permits.  The required exploration expenditures to hold the permits were also increased to $0.85 (0.81 CDN) per acre for each of the remaining years of the permits and $1.27 ($1.21 CDN) per acre for each year that the permits are extended.

On July 15, 2011, the Company received approval from the Government of Saskatchewan to convert the Axe Lake permits PS00208 and PS00210 to 15 year leases. The leases will give the Company certainty of land tenure needed for commercial development of the property.  The leases require annual rental payments of $63,986 ($61,030 CDN) for the term of the leases.

The Company is currently working with the regulators to assess an issue relating to the re-abandonment of early exploration core holes.  As indicated by the Ministry of Energy and Resources, it is possible that the outcome of such assessment could result in cancellation of the Axe Lake permits if the Company does not comply with the governing regulations (See note 7).

b)	Saskatchewan Oil Sands Licenses

On August 13, 2007, the Company acquired five oil sands licenses totaling 109,920 acres granted under The Petroleum and Natural Gas Regulations, 1969, as amended revised or substituted from time to time, for a term of five years for an aggregate cost of $2,140,233 ($2,249,089 CDN).   The licenses provide for the exclusive right to search for oil sands on the lands granted and to win, recover, extract, carry off, dispose of and sell the oils sands products found on the license lands.  The oil sands licenses provide the opportunity to convert up to 100% of the licenses to a production lease following the completion of specified work requirements. Licenses require annual rental payments of $0.74 ($0.71 CDN) per acre. The licenses were relinquished on August 12, 2011 due to their low prospectivity.

c)	Alberta Oil Sands Permits

As at April 30, 2007, the Alberta oil sands permits comprised an area totaling 67,053 acres (“Raven Ridge Prospect”).  The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements.  Permits are granted for five year primary terms which expire on August 9, 2011 – 11,386 acres and March 21, 2012 – 55,667 acres, and require annual rental payments of $1.49 ($1.42 CDN) per acre. On August 9, 2011, permit 7006080098 expired totaling 11,386 acres.

On January 23, 2008, the Company acquired two oil sands permits totaling 45,546 acres (“Wallace Creek Prospect”) in a public offering of Crown Oil Sands Rights. The total consideration paid for these permits was $9,732,500 ($10,010,880 CDN). The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements.  Permits are granted for a five year primary term which expires January 23, 2013.  On June 27, 2011, the Company received approval from Alberta Energy to extend the Wallace Creek permits for an additional 67 days to March 31, 2013.  Annual rental payments of $1.49 ($1.42 CDN) per acre are required. Following the acquisition, the Alberta permit lands comprised an area totaling 112,599 acres.  The Company is currently negotiating a Letter of Intent from a third-party interest for the sale of the Wallace Creek assets.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

d)	Alberta Oil Sands Lease

On June 1, 2005, Township acquired one lease consisting of approximately 22,773 acres (the “Eagles Nest Prospect”) via a joint venture arrangement.

As part of the acquisition of the lease, Township granted royalties as to $0.0061 ($0.0058 CDN) (net after a buy back) on each barrel of crude bitumen produced, saved and sold from the Eagles Nest Prospect.  Royalties are payable to the original joint venture partners.

The annual lease rental payable to the Province of Alberta for the Eagles Nest Prospect is $33,818 ($32,256 CDN) per year.

e)	Saskatchewan Oil Shale Permits

As at April 30, 2011 and July 31, 2011, the Company held seven oil shale exploration permits near Hudson Bay, Saskatchewan covering 405,961 acres granted under The Oil Shale Regulations, 1964 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years which expire in September and October 2011. The Permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease, pursuant to these regulations, has been granted. The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, as required.

Annual rentals are payable in advance in the amount of $0.10 ($0.10 CDN) per acre during the term of the permit. Required exploration expenditures to hold the permits are $0.85 ($0.81 CDN) per acre for the remaining years of the permits and $1.27 ($1.21 CDN) per acre for each year that the permit is extended, as required.

As at April 30, 2011 and July 31, 2011, the Company held one oil shale exploration permit granted under The Petroleum and Natural Gas Regulations, 1969 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years totaling 83,769 acres in the same area near Hudson Bay, Saskatchewan. The permit provides for the right, license, privilege and authority to explore for oil shale within the permit lands and expires on August 12, 2012.

The term of the permits may be extended for up to three one-year extensions subject to regulatory approvals, if required. This oil shale permit was acquired under a land sale work commitment bid for the first two years of the permit. The Company bid a total work commitment of $316,175 ($301,568 CDN) to be incurred during the first two years of the permit and the permit requires a further work commitment of $0.85 ($0.81 CDN) per acre for the last three years and $1.27 ($1.21 CDN) for each extension year plus annual rental payments of $0.10 ($0.10 CDN) per acre. Through the exploration program conducted during the year ended April 30, 2009, the Company has fulfilled its work commitment for the term of the permit.

f)	Assets under construction

During the period ended July 31, 2011, the Company incurred costs to construct facilities required for the steam assisted gravity drainage (SAGD) pilot.  The construction of these facilities was still in progress at July 31, 2011.  The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. This amount represents property elements that are work-in-progress and not yet suitable to be placed into productive service as of the balance sheet date.

6.	IMPAIRMENT OF PROPERTY AND EQUIPMENT

	July 31, 2011 (in thousands)				April 30, 2011 (in thousands)
	Book Value	Valuation Allowance	Accumulated Depreciation	Net Book Value	Net Book Value
Saskatchewan Oil Sands Rights
Permits and leases	$429,265	$(294,537)	$-	$134,728	$134,023
Licenses	2,686	(2,686)	-	-	-
Alberta Oil Sands Rights
Permits	37,796	(27,082)	-	10,714	10,772
Leases	8,359	(8,359)	-	-	-
Saskatchewan Oil Shale Rights (Permits)	11,862	(11,862)	-	-	-
Equipment	15,704	(1,106)	(8,972)	5,626	6,214
Assets Under Construction	3,271	-	-	3,271	2,786
Total Property and Equipment	$508,943	$(345,632)	$(8,972)	$154,339	$153,795

The Company evaluates undeveloped properties periodically for impairment on a property-by-property basis considering a combination of time, geological and engineering factors as well as the Company’s current exploration plans and the ability to obtain necessary financing to complete the development of the properties. Where circumstances indicate impairment in value, a valuation allowance is provided. Property and equipment has a net book value of $154.3 million as at July 31, 2011 compared to $153.8 million as at April 30, 2011.

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

Potential partners or purchasers would negotiate a price that is dependent upon specific facts regarding the property, including the nature and extent of geological and geophysical data, the terms of the permits holding the acreage in the property and a level of asset development that would reflect the results of the Axe Lake reservoir testing efforts. We estimated the fair value of the property by calculating the property’s risk adjusted net present value. We categorize the measurement of fair value of the Saskatchewan Oil Sands Permits as Level 3 inputs. Since the Saskatchewan Oil Sands Permits are nonproducing undeveloped properties with no quoted market, their estimable cash flow streams involve significant judgment and the results are based on estimated future events.  The property’s expected future cash flows were calculated on an estimate of contingent resources using a discount rate and price forecast selected by management. The property’s risk adjusted net present value gave effect to such factors as future production costs, drilling and completion costs, prevailing commodity prices, transportation systems for oil and gas production in the vicinity and other economic factors. We also used market data to support the risk adjusted net present value calculated by management.  The results of this assessment indicated impairment and the Company recorded a valuation allowance in the year ended April 30, 2011. There was no additional impairment recorded during the period ended July 31, 2011. The valuation allowance amounts to $294.5 million at July 31, 2011.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

b)	Saskatchewan Oil Sands Licenses

The Company has determined that the presence of extensive top-water in the reservoirs would not allow for commercial development in the near term.  Accordingly, an impairment provision on the full carrying value of the Saskatchewan Oil Sands Licenses was recorded in the year ended April 30, 2011.   The valuation allowance amounts to $2.7 million at July 31, 2011.

c)	Alberta Oil Sands Permits

The Company has recognized a full impairment on the Alberta Oil Sands Permits related to the Raven Ridge prospect at April 30, 2011. Following the conclusion of the formal phase of the strategic alternative review process, the Raven Ridge prospect has been excluded from the Company’s current and future exploration plans and no further development is expected. Accordingly, an impairment provision on the full carrying value of the Raven Ridge prospect was recorded in the year ended April 30, 2011. The valuation allowance amounts to $27.1 million at July 31, 2011.

The Company performed a fair value assessment of the Alberta Oil Sands Permits at Wallace Creek at April 30, 2011 using best estimate of contingent resources of the prospect. The results of this assessment indicated that the fair value of the property was in excess of its carrying value, thus supporting its net book value at April 30, 2011 and July 31, 2011. The net book value of the Wallace Creek prospect is $10.7 million at July 31, 2011.

d)	Alberta Oil Sands Lease

The Company has recognized a full impairment on the Eagles Nest Prospect at April 30, 2011. Since the property is geographically distant from our other oil sands discoveries and is largely unexplored, the Company announced on September 22, 2010 its intention to divest the Eagles Nest oil sands lease. The Company did not receive any offers under financial terms that were acceptable and determined that it was in the best interest to retain these assets until an adequate offer is received or additional funds are available for the development of these longer-term assets. Following the conclusion of the formal phase of the strategic alternative review process, an impairment provision on the full carrying value of the lease was recorded in the year ended April 30, 2011. The valuation allowance amounts to $8.4 million at July 31, 2011.

e)	Saskatchewan Oil Shale Permits

Due to the considerable time, effort and financial resources required for the exploration and development of the property, the Company recognized a full impairment on the property in the year ended April 30, 2011.  The Company has no plan to further develop the property. As at July 31, 2011, the cumulative impairment on the Pasquia Hills properties amounts to $11.9 million.

f)	Equipment

Based on an assessment of the carrying value of the leasehold improvements and office equipment related to the Calgary head office, the Company determined that it may not be able to recover the value and recorded an allowance for impairment of $1.1 million on these assets at April 30, 2011 and July 31, 2011.

7.	ASSET RETIREMENT OBLIGATION

The Company’s obligations with respect to asset retirement relate to reclamation of an airstrip, camp site, access roads and reservoir test wells. The obligation is recognized when incurred at the present value of the estimated future reclamation cost using a credit-adjusted risk-free rate of 7 to 13 percent (April 30, 2011 – 7 to 13 percent) and an inflation rate of 2.5 percent (April 30, 2011 – 2.5 percent). During the year ended April 30, 2010, the Company conducted a review of its development plans and well licenses and determined that a number of core holes were not abandoned to accommodate our thermal development plans or in accordance with regulatory requirements. We also evaluated the core holes located outside the potential commercial development area and included a portion of these costs in the re-abandonment liability based on performing the obligation over a 5 year period. During the year ended April 30, 2011, the Company revised the estimated amounts and timing of the settlement of the asset retirement on the airstrip, campsite, access roads and reservoir test wells and conducted a core hole-by-core hole analysis to determine the number of core holes that management believes will require re-abandonment. The number of core holes to be re-abandoned increased as a result of this review.  Accordingly, $8.3 million of cost revisions were recorded in the re-abandondment liability during the year ended April 30, 2011. Subsequent cost revisions amounting to $0.5 million in relation to the re-abandonment liability were recorded during the period ending July 31, 2011. The Company has submitted a re-abandonment program to the Saskatchewan Ministry of Energy and Resources that included cost estimates and a schedule of work. The uncertainty related to the timing and/or method of settlement that may be beyond the Company’s control is factored into the measurement of the liability.

At July 31, 2011, the total undiscounted inflation-adjusted future obligation was approximately $44.9 million.

Continuity of Asset Retirement Obligation (in thousands):	Three months ended July 31, 2011	Year ended April 30, 2011
Present value of obligation, beginning of period	$26,882	$17,485
Liabilities settled	-	(4,585)
Accretion expense	784	2,076
Revisions	537	10,185
Foreign currency translation adjustment	(128)	1,721
Present value of obligation, end of period	$28,075	$26,882
Less: current portion of asset retirement obligation	(7,641)	(7,297)
Long term portion of asset retirement obligation	$20,434	$19,585

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

8.	OQI SASK STOCK OPTIONS

OQI acquired the non-controlling shareholder interest in OQI Sask in August 2006 (“the reorganization”).  Certain stock options issued by OQI Sask remained outstanding after the reorganization.  On exercise, each OQI Sask option may be exchanged into 8.23 OQI Sask Exchangeable Shares which are exchangeable into OQI common shares.  Options in OQI Sask during the three months ended July 31, 2011 and OQI Sask options outstanding at July 31, 2011 are detailed below.

	Number	Weighted Average Exercise Price (CDN)

Issued and outstanding, April 30, 2011	946,667	$23.01
Expired (note 11)	(896,667)	$21.50
Issued and outstanding, July 31, 2011	50,000	$50.00

Exercise Price (CDN)	Number Outstanding at July 31, 2011	Number Exercisable at July 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Grant-Date Fair Value (CDN)	Aggregate Intrinsic Value at July 31, 2011 (CDN)

$50.00	50,000	50,000	0.00	$34.60	-
	50,000	50,000	0.00		$-

The 50,000 OQI Sask options outstanding at July 31, 2011 represent 411,500 OQI Sask Exchangeable Shares that would be issued on exercise of the OQI Sask options as a result of the completion of the acquisition of the non-controlling interest in OQI Sask (see note 9). These options expired on August 1, 2011.

As at July 31, 2011, the Company had no unrecognized stock option compensation expense related to the OQI Sask options.

9.	OQI SASK EXCHANGEABLE SHARES AND PREFERRED STOCK

Holders of OQI Sask common shares received Exchangeable Shares which can be exchanged into shares of OQI common stock at any time at each holder’s option or by the Company upon the occurrence of certain events or any time thereafter on August 14, 2013 if the holder has yet to exchange the shares.  Transactions in Exchangeable Shares during the three months ended July 31, 2011 are detailed below.  For voting purposes, holders of Exchangeable Shares are represented by one outstanding Series B preferred share which carries a number of votes equal to the number of Exchangeable Shares then outstanding.

	OQI Sask Exchangeable Shares	OQI Sask Exchangeable Shares issuable on exercise of OQI Sask options	Total Exchangeable Shares
Balance, April 30, 2011	19,129,237	7,791,069	26,920,306
OQI Sask options expired (note 8)	-	(7,379,569)	(7,379,569)
Exchangeable Shares exchanged into OQI common shares	(203,281)	-	(203,281)
Balance, July 31, 2011	18,925,956	411,500	19,337,456

10.	COMMON STOCK

As of January 17, 2011 the Company has entered into an equity distribution agreement.  Under the terms of the agreement the Company may offer and sell shares of its common stock by way of “at-the-market” (ATM) distributions, up to a maximum of $20 million until January 18, 2012.  Shares will be distributed at market prices prevailing at the time of each sale; prices may therefore vary between purchasers and during the period of distribution.  To date, 5,537,137 shares have been distributed under this arrangement for gross proceeds of $3.1 million.  No share issues occurred during the three month period ending July 31, 2011.  Funds raised from the ATM program will be used to finance general corporate purposes. The ATM program was suspended during the rights offering period of August 2, 2011 to September 12, 2011.

11.	STOCK OPTIONS

Stock based compensation generally takes the form of equity classified stock options granted to employees and non-employees. Options are granted under the Company’s 2006 Stock Option Plan and vest over various terms – generally 18 months to three years. One set of option grants included a performance condition based upon achieving a defined bitumen in place barrel count. Two other sets of option grants included both a market condition based upon total shareholder return over a three year period and performance conditions based upon achieving a combination of defining a reservoir recovery configuration and achieving a defined bitumen in place barrel count.  The fair value of the options containing the performance and market conditions were estimated at the date of grant and amortization of these amounts commences when satisfaction of the performance conditions becomes probable.  As of July 31, 2011, it was not probable that any of the conditions would be satisfied.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The following summarizes our stock option activity under the Company’s 2006 Stock Option Plan for the three months ended July 31, 2011:

	Options	Weighted- Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at April 30, 2011	22,883,452	$3.02	$2.44	$-
Granted	100,000	0.29	0.19	-
Forfeited	(910,208)	1.33	0.91	-
Expired	(1,000,000)	6.75	5.82	-
Outstanding at July 31, 2011	21,073,244	$2.90	$2.34	-
Exercisable at July 31, 2011	14,834,410	$3.69	$3.04	$-

Of the total number of outstanding options at July 31, 2011, 4,550,000 options are subject to market and performance conditions with a weighted average grant date fair value of $0.57 per option.  As of July 31, 2011 these options have not yet vested and no stock based compensation expense has been recognized as achievement of the required performance and market conditions is not probable.

The weighted-average remaining contractual term of vested and exercisable options at July 31, 2011 was 3.1 years.

In addition to the above, OQI Sask has 50,000 outstanding options which may be exercised and exchanged into OQI Sask Exchangeable Shares whereby up to an additional 411,500 OQI common shares may be issued (notes 8 and 9).

During the three months ended July 31, 2011, 100,000 (July 31, 2010 - 1,517,474) options were granted and accounted for using the Black-Scholes option-pricing model and nil (July 31, 2010 - 3,050,000) options were granted and accounted for using the trinomial option-pricing model.

The trinomial option-pricing model takes into account the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination, the possibility that the market condition may not be satisfied and the impact of the possible differing stock price paths.  The following weighted average assumptions were used to determine the fair value of the options granted during the three months ended July 31, 2011 and 2010:

Black Scholes	2011	2010
Expected Life (years)	3.84	4.02
Risk free interest rate	1.96%	2.62%
Expected volatility	93.15%	97.27%
Dividend yield	0%	0%

As at July 31, 2011, the Company had unrecognized stock option compensation cost of $235,670 which will be recorded in future periods as options vest. The expense is expected to be recognized over a weighted-average period of 1.3 years.  As at July 31, 2011, there were 6,238,834 unvested options with a weighted average grant date fair value of $0.68.  The weighted average grant date fair value of options that vested and were forfeited during the period was $0.54 and $0.82, respectively.

12.	RELATED PARTY TRANSACTIONS

The son of a director of the Company is a 50% shareholder of a company that facilitated local on-site kitchen labor and catering functions to the Company for field operations.  For the three months ended July 31, 2011, $nil (2010 – $24,952) has been included in exploration expense. These transactions are in the normal course of operations. As at July 31, 2011, $nil (April 30, 2011 - $nil) was payable to the above mentioned company. The contract with this company was terminated on March 31, 2010.

13.	CONTINGENCIES AND COMMITMENTS

Contingency

On February 24, 2010, a derivative action entitled Make a Difference Foundation Inc. v. Hopkins, et al., Case No.  10-CV-00408, was filed in United States District Court for the District of Colorado by plaintiff Make a Difference Foundation, Inc.  The derivative action names the following individual defendants:  Christopher H. Hopkins, T. Murray Wilson, Ronald Blakely, Paul Ching, Brian MacNeill, Ronald Phillips, John Read, Gordon Tallman, Pamela Wallin, Thomas Milne and W. Scott Thompson.  In addition, the Company is named as a nominal defendant.  Plaintiff asserts, among other things, claims for waste and breaches of the fiduciary duty of loyalty and good faith by the defendants stemming from the Company's approval of the proposed sale of the Company's Pasquia Hills assets to Canshale Corp.  The plaintiff seeks unspecified damages on behalf of the Company, restitution on behalf of the Company, and reasonable costs and expenses including counsel fees and experts' fees.   The Company believes the claims are wholly without merit and filed a motion to dismiss the Complaint on May 18, 2010.  Before the motion to dismiss was ruled upon, Plaintiff filed an amended complaint and a second amended complaint on July 15, 2010 and September 20, 2010, respectively.  Defendants moved to dismiss the second amended complaint on September 29, 2010.  On May 23, 2011, Plaintiff and Defendants filed a stipulated motion requesting stay of all case deadlines pending further negotiation of a settlement agreement that would resolve the litigation.   On August 11, 2011, the parties filed a Notice of Settlement Stipulation and Agreement.  Plaintiff filed a Motion for Order to Preliminarily Approve Derivative Litigation Settlement on September 2, 2011.  Among other things, the court is considering whether to preliminarily approve the settlement.  If approved, the court will set a schedule to conduct a fairness hearing with regard to the settlement.

As previously disclosed, on February 24, 2011, a putative class action complaint (the "Original Complaint") was filed against the Company and certain current and former officers of the Company on behalf of investors who purchased or sold the Company's securities between August 14, 2006 and July 14, 2009, alleging claims of securities fraud under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and control person liability for such fraud under Section 20(a) of the same act, arising out of the Company's accounting for its acquisition of an interest in OQI Sask in August 2006.  On May 27, 2011, the plaintiffs in that putative class action filed an amended complaint (the "Amended Complaint") alleging the same legal causes of action but making the following changes from the Original Complaint:  a) expanding the putative class period so that it runs from March 20 2006 to January 13, 2011; b) naming as additional defendants eight individuals who are current or former directors of the Company as well as two additional corporate defendants, McDaniel & Associates Consultants Ltd. and TD Securities, Inc.; and c) basing the claimed fraud on a new theory that the Company overstated the value of its mineral rights as a result of misstatements about, among other things, the potential for extracting bitumen from oil sands lands for which the Company had exploration and development permits.  The Amended Complaint seeks unspecified damages.  The Company believes the suit is without merit and intends to defend itself vigorously.  On June 6, 2011, the Company filed a motion to dismiss the Amended Complaint.  On June 20, 2011, the plaintiffs filed their opposition to the motion to dismiss.  The Company filed its reply to the plaintiffs' opposition on June 27, 2011 and on July 29, 2011, the court heard oral arguments and reserved decision.

On April 13, 2011, a derivative action entitled Proctor v. Wilson, et al., Case No 2011CV2769 was filed in District Court, Denver County, Colorado.  The derivative action names the following individual defendants:  T. Murray Wilson, Ronald Blakely, Paul Ching, Christopher H. Hopkins, Brian F. MacNeill, Ronald Philips, John Read, Gordon Tallman and Pamela Wallin.  In addition, the Company is named as a nominal defendant.  Plaintiff asserts, among other things, claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and waste against the defendants relating to the alleged failure to properly account for the Company’s acquisition of a minority interest in Oilsands Quest Sask Inc. and the Company’s restatement of its financial statements for certain periods.  The plaintiff seeks unspecified damages on behalf of the Company, restitution on behalf of the Company, unspecified disgorgement of profits, unspecified equitable relief and reasonable costs and expenses including counsel fees and experts' fees.   Plaintiff sought and obtained approval from the court to file an amended complaint on September 8, 2011.  The response to the amended complaint is due thirty days thereafter.  The Company believes the claims are wholly without merit and intends to vigorously defend against such claims.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Commitments

The Company is subject to annual lease rentals, minimum exploration expenditures and work commitments related to its exploration permits, licenses and lease assets. For details of these required expenditures, refer to note 7.

14.	SUBSEQUENT EVENTS

a)
On July 18, 2011, the Company announced a $60 million rights offering open to all holders of the Company’s common stock and OQI Sask Exchangeable Shares as of July 28, 2011 (the “Record Date”). Each holder of common stock and Exchangeable Shares on the Record Date received 0.816 subscription rights per share for a total of 300,000,000 rights.  The subscription price per full share of common stock was $0.20, which was a 40% discount to the closing share price on July 18, 2011. The rights offering was terminated on September 12, 2011.  The Company may conduct a new, smaller, rights offering.

b)	On August 1, 2011, 50,000 OQI Sask Options expired. These options represented 411,500 OQI Sask Exchangeable Shares. There are no remaining Sask Options.

c)	The Saskatchewan Oil Sands Licenses were relinquished on August 12, 2011. On August 9, 2011, permit 7006080098 of the Alberta Oil Sands property at Raven Ridge totaling 11,386 acres expired.

d)
The Company is currently negotiating a Letter of Intent from a third-party for the sale of the Wallace Creek assets.  There is no assurance that any agreement will be signed.  One of the Company’s board members, Christopher Hopkins, is a director of this third-party interest.  He has recused himself from the Company's Board of Directors pending the completion of negotiations and has not participated, on behalf of the Company, in any of the negotiations relating to the Letter of Intent. The Company has formed a Special Committee of the Board of Directors of independent directors that will be responsible for negotiating definitive agreements pursuant to the terms and agreements of the Letter of Intent, if executed.

e)
 On September 12, 2011 Oilsands Quest received notice from the staff of the NYSE Amex LLC (the “Exchange”) that, based on their review of the Company’s Form 10-K/A for the fiscal year ended April 30, 2011 and discussions and correspondence with management, the Company is not in compliance with certain of the Exchange’s continued listing standards as set forth in Part 10 of the Exchange’s Company Guide.  Specifically, the Exchange noted that the Company is not in compliance with Section 1003(a)(iv) of the Company Guide because the Company has sustained losses which are so substantial in relation to the Company’s overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether the Company will be able to continue operations and/or meet its obligations as they mature.

In order to maintain listing of the Company’s common stock on the Exchange, the Company must submit a plan by October 12, 2011, addressing how the Company intends to regain compliance with Section 1003(a)(iv) by January 12, 2011.  The Company expects to submit such a plan by the October 12, 2011 deadline.  If the Exchange accepts the plan, then the Company may be able to continue its listing during the plan period, up to January 12, 2012, during which time the Company will be subject to periodic reviews to determine whether it is making progress consistent with the plan.  If the plan is accepted but the Exchange determines that the Company is not making progress consistent with the plan or that the Company is not in compliance with all continued listing standards of the Company Guide by January 12, 2012, then the Company expects the Exchange will initiate delisting proceedings.  If the Company fails to submit a plan by October 12, 2011, or if the plan submitted is not acceptable to the Exchange, the Company expects the Exchange will initiate delisting proceedings at that time.

The Company’s common stock continues to trade on the Exchange under the symbol “BQI,” however, the Exchange has advised the Company that the Exchange is utilizing the financial status indicator fields in the Consolidated Tape Association’s Consolidated Tape System and Consolidated Quote Systems High Speed Tapes to identify companies that are in noncompliance with the Exchange’s continued listing standards. Accordingly, the Company will become subject to the trading symbol extension “.BC” to denote its noncompliance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses material changes in our results of operations and capital resources and uses for the three months ended July 31, 2011, compared to the three months ended July 31, 2010, and our financial condition and liquidity since April 30, 2011.  We presume that readers have read or have access to our 2011 Annual Report on Form 10-K/A, which includes disclosure regarding critical accounting policies and estimates as part of Management’s Discussion and Analysis of Financial Condition and Results of Operation.  Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.  All future payments in Canadian dollars have been converted to U.S. dollars using an exchange rate of $1.00 U.S. = $0.9538 CDN, which was the July 31, 2011 exchange rate.

Overview

Recent Events

·	The Company is currently negotiating a Letter of Intent from a third-party interest for the sale of the Wallace Creek assets.
·	The rights offering to all shareholders at July 28, 2011 was terminated on September 12, 2011. The Company may conduct a new, smaller, rights offering in the event that the Letter of Intent is executed.
·
As previously announced, we have relinquished the licenses in Saskatchewan and the southernmost permits at Raven Ridge in Alberta as we did not view these areas as having the prospect for future development.  All of our activities in Saskatchewan will now be focused on the development of the Axe Lake leases.

Three Months Ended July 31, 2011

·	On May 17, 2011 we provided new resource estimates for Wallace Creek following the 2011 winter drilling program.
·	On June 27, 2011, we received an extension of our permits at Wallace Creek until March 31, 2013.
·
On July 6, 2011 we provided an update on the Strategic Alternatives Review Process and announced a $60 million rights offering to all stockholders at July 28, 2011. The rights offering was terminated on September 12, 2011.

·	We provided an operational update at the TD Unconventional Oil Conference in Calgary on July 6, 2011.
·
After analysis of available drilling and seismic data, we have concluded that the lands in the south part of Raven Ridge on Permit No. 7006080098 are not prospective and relinquished this permit in August 2011. Relinquishing this land will have no impact on the Company's current resource estimates or development plans.

Operations Summary:

Axe Lake Area – Reservoir Development Activities

We received approval from the Government of Saskatchewan to convert portions of the Axe Lake permits to 15-year leases. These leases, the first oil sands leases in Saskatchewan, are one of the key elements the Company needs in place to proceed to development of a commercial oil sands production facility.

The two leases, OSA00001 and 0SA00002, will give us the certainty of land tenure we need to underpin commercial development at Axe Lake and are governed under the terms of the Petroleum and Natural Gas Regulations, 1969 (“1969 Regulations”).  These leases expire on March 31, 2027 and may be continued beyond this date if they meet certain requirements of the 1969 Regulations.

We continued the procurement of services and materials for the planned steam-assisted-gravity drainage (“SAGD”) pilot. The proposed pilot will consist of one pair of 100 meter long horizontal wells, with the upper well placed five meters below the glacial till cap, or overburden, and is designed to make use of the existing surface facilities. The SAGD pilot will demonstrate the steam containment properties of the glacial till cap and provide information essential for the front-end engineering design for the commercial development. Further activity on the pilot project will be dependent on securing additional financing.

Development of a commercial project remains subject to financing, regulatory and other contingencies such as successful reservoir tests, board of directors’ approvals, and other risks inherent in the oil sands industry (See "Risk Factors" section of our Form 10-K/A for the year ended April 30, 2011 and see Item 1A. "Risk Factors" below).

Exploration

After analysis of available drilling and seismic data, we have concluded that the lands in the south part of Raven Ridge on Permit No. 7006080098 are not prospective and relinquished this permit in August 2011. Relinquishing this land will have no impact on the Company's current resource estimates or development plans.

On June 27, 2011, the Company received approval from Alberta Energy to extend the Wallace Creek permits for an additional 67 days to March 31, 2013. This extension will allow for two full seasons of winter exploration programs.

Environmental and Regulatory

The Company is in discussion with the Saskatchewan Ministry of Energy and Resources ("SMER") to assess a re-abandonment issue relating to the abandonment of early exploration core holes.  We have drilled 359 exploration core holes in Saskatchewan and during a review of our development plans and well records, we determined that 229 of the early-year wells were not abandoned to a standard that meets our thermal development requirements or were not abandoned in accordance with the regulatory requirements

We have applied for waivers on 83 core holes, the majority of which are located outside the current potential commercial development area and the regulator has indicated that they are willing to consider such waivers on a case by case basis.  Our waiver applications are based on the fact that these core holes fall outside the current commercial development area and are therefore located in areas that are not expected to be economically recoverable.  We have included approximately 146 core holes in our management best estimate of the re-abandonment costs as described in our financial statements.

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

The remaining 128 core holes are comprised of a combination of locations that are in or adjacent to the commercial development area plus a portion of the core holes for which we are seeking waivers.  Our best estimate of the undiscounted/gross costs to complete this program over the next four years is $26.8 million.

Corporate

On August 17, 2010, we announced that we had initiated a process to explore strategic alternatives for enhancing shareholder value.  The Board’s decision reflected careful consideration of our financial position and the capital required to execute the business plan.  In light of the significant incremental capital required to advance the exploration and development of the oil sands assets in Saskatchewan and Alberta, the Board determined that it was in the best interests of shareholders to engage financial advisors and formally explore all alternatives.  The process of exploring and evaluating strategic alternatives was overseen by a Special Committee chaired by Brian MacNeill, and included Ronald Blakely and Paul Ching.

The Special Committee considered all alternatives to increase shareholder value, including strategic financing opportunities, asset divestitures, joint ventures and/or a corporate sale, merger or other business combination. We retained TD Securities Inc. (“TD”) as a financial advisor to assist us with this process.

Feedback from parties in the process has illustrated that potential future partners or acquirers require a further level of development, reducing the remaining areas of uncertainty, in order to be prepared to make a substantial investment. The Company is therefore seeking funding to advance its assets toward commercial development, while remaining open to offers of joint venture opportunities, asset sales or other alternatives.

On July 18, 2011 we announced a rights offering, under which all existing shareholders were eligible to purchase, on an equal, proportional basis, additional shares of the Company. The rights offering was terminated on September 12, 2011, and all proceeds received from shareholders who had subscribed to the rights offering will be returned to them.  The Company is considering a future rights offering, the proceeds of which would be used to advance the Company’s development plan and advnace the Wallace Creek project through additional delineation programs. The key operational priorities are to operate the planned pilot project at Axe Lake in order to demonstrate that the Axe Lake reservoir can be produced using proven SAGD technology and conduct additional overburden testing in order to further refine the aerial extent of the glacial till that overlies the reservoir and demonstrate its extent and integrity as a cap for SAGD production.

Outlook

Assuming we have the necessary capital resources, our reservoir development and exploration activities over the next few months will be focused on preparing to execute the SAGD pilot at Axe Lake and designing and executing a seismic program at Wallace Creek. All of these plans are subject to our receipt of the necessary financing.  See "Risks Related to Our Business - Due to our history of operating losses, we are uncertain that we will be able to maintain sufficient cash to accomplish our business objectives".

The next phase of testing, subject to regulatory approvals, will be a SAGD pilot at Test Site 1.  This will include the drilling of a new SAGD well pair in close proximity to the existing wells at Test Site 1 to build on our growing knowledge of the reservoir and cap rock characteristics and test the commercial viability of SAGD at Axe Lake.  The test plan will use one 100 meter long horizontal well pair, with the upper well placed five meters below the top of the interface between the overburden and the oil sands, and will also make use of the existing surface facilities.  SAGD has been the most widely used, and therefore best understood, in situ recovery technique for the production of immobile bitumen (at initial reservoir conditions) in the McMurray/Dina formations.

The objectives of the pilot are to:

•	test the effects of steam contact on the glacial till overburden at Axe Lake and demonstrate that the cap will perform as a competent steam containment barrier in SAGD operations;
•	confirm early stage SAGD production and steam rates with a scalable well length in order to improve forecasting for a commercial project;
•	determine the optimal producing pressure for a commercial project;
•	establish gas production rates and composition and produced water composition for facility design; and
•	better understand the initial critical water saturation (minimum saturation at which water becomes mobile) in bitumen rich zones for use in forecast model.

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

The Company may offer and sell shares of common stock by way of "at-the-market" ("ATM") distributions on NYSE Amex, until January 18, 2012. Funds raised from the ATM program will be used for general corporate purposes.  In addition, the Company may conduct a new, smaller, rights offering as described above under the "Corporate" section.

The Company does not currently have sufficient capital resources to carry out the exploration and development plans described above.  See "Liquidity and Capital Resources" below.

Liquidity and Capital Resources

The following discussion of liquidity and capital resources should be read in conjunction with the consolidated financial statements included in Part I, Item 1. “Financial Statements”. The consolidated financial statements have been prepared assuming that we will continue as a going concern.

At July 31, 2011, the Company held cash and cash equivalents totaling $9.4 million (April 30, 2011 - $16.0 million).

During the three months ended July 31, 2011, the Company expended $4.6 million on operating activities and $1.9 million on property and equipment. Management anticipates that the Company will be able to fund its activities at a reduced level through October 2011 with its cash and cash equivalents as at July 31, 2011. Accordingly, there is substantial doubt about our ability to continue as a going concern and without additional funding, we may not be able to maintain operations beyond that date. Additional financing will also be required if our activities are changed in scope or if actual costs differ from estimates of current plans. To fund operations, the Company conducted a rights offering under which the existing shareholders were  given the right to purchase additional shares in the Company based on their pro-rata share ownership. During the rights offering, the Company received a Letter of Intent from a third-party interest to purchase the Wallace Creek assets and the rights offering was terminated on September 12, 2011.  The Company is continuing to negotiate the terms of the Letter of Intent.  The Company may conduct a new, smaller, rights offering in the event that the Letter of Intent is executed. The proceeds from any agreements entered into pursuant to the Letter of Intent and any new rights offering will be used to continue with the delineation and development of the Axe Lake assets (as described more fully in the Outlook section), and for general corporate purposes. Our development strategy will also consider other sources of financing, asset sales or seeking partners on a joint venture basis on our specific projects to fund the development of such projects in a timely and responsible manner.

There can be no assurance that any agreements entered into pursuant to any Letter of Intent and any new rights offering will result in the Company raising sufficient funds to carry out its exploration and development plans. There is also no assurance that debt or equity financing or joint venture partner arrangements will be available to us on acceptable terms, if at all, to meet these requirements.  The Company has no revenues, and its operating results, profitability and the future rate of growth depend solely on management’s ability to successfully implement the business plans and on the ability to raise additional capital. See “Outlook” above.

As of January 17, 2011, the Company has entered into an equity distribution agreement (“Agreement”) with Knight Capital Americas, L.P. (“KCA”), a subsidiary of Knight Capital Group, Inc. Under the terms of the Agreement, the Company may offer and sell shares of common stock by way of “at-the-market” (ATM) distributions on NYSE Amex, up to a maximum of US$20 million until January 18, 2012, through KCA as sales agent. The shares are distributed at market prices prevailing at the time of each sale and the timing, price and number of shares sold are at our discretion.  The number of shares sold on any given day is expected to be relatively small compared to the total volume of shares traded. As of July 31, 2011, 5,537,137 shares have been distributed under this arrangement for gross proceeds of $3.1 million.  Funds raised from the ATM program are used to finance general corporate purposes. The ATM program was suspended during the Rights Offering period until September 12, 2011, and  is expected to be suspended during any future rights offering where KCA or any of its affiliates acts as the dealer manager.

Results of Operations

Net loss

Three months ended July 31, 2011 as compared to three months ended July 31, 2010.  The Company experienced a net loss of $5.8 million or $0.02 per share for the three months ended July 31, 2011 as compared to a net loss of $16.0 million or $0.05 per share for the three months ended July 31, 2010.  The decline in the net loss in the current period as compared to the prior period is primarily due to the reduction in exploration activity, a reduction in impairment of property that was recognized in 2010 on our Saskatchewan Oil Sands Licenses, a reduction in stock-based compensation expense activity and an increase in foreign exchange gain which were partially offset by an increase in depreciation and accretion.

The Company expects to continue to incur operating losses and will continue to be dependent on additional sales of equity or debt securities and/or property sales or joint ventures to fund its activities in the future.

Exploration costs

Three  months ended July 31, 2011 as compared to three  months ended July 31, 2010.  Exploration costs for the three months ended July 31, 2011 were $0.5 million (2010 - $11.7 million).    Exploration expenditures in the three months ended July 31, 2011 include $0.5 million of additional asset retirement obligations that were revised during the current period in relation to the re-abandonment of a certain number of core holes at Axe Lake. Compared to the same period in the previous year, exploration expenditures decreased due to a reduction in drilling and exploration activity during the current period.

General and administrative

Corporate

Three  months ended July 31, 2011 as compared to three months ended July 31, 2010.  General and administrative expenses settled with cash for the three months ended July 31, 2011 were $4.1 million (2010 - $3.8 million).   Expenditures in the three month period ended July 31, 2011 consist of salaries ($1.6 million), legal and other professional fees ($1.8 million) and general office costs ($0.7 million).   General and administrative expenses in the three months ended July 31, 2010 consist of salaries ($1.5 million), legal and other professional fees ($1.2 million) and general office costs ($1.1 million).  At July 31, 2011, there were 16 employees and no seasonal field employees, and at July 31, 2010, there were 46 employees including 5 seasonal field employees.    Although total personnel levels have declined, salaries increased during the current period compared to the same period last year due to severance and termination payments. The increase in professional fees during the three months ended July 31, 2011 is related to additional costs incurred as part of the formal strategic alternative process. The decrease in general office costs during the three months ended July 31, 2011 is mainly caused by downsizing activities.

Stock-based compensation

Three  months ended July 31, 2011 as compared to three months ended July 31, 2010.  Stock-based compensation expense for the three months ended July 31, 2011 was a recovery of $0.025 million (2010 - $1.0 million) and consists of stock-based compensation related to the issuance of options to directors, officers and employees.  The decrease during the three month period compared to the same period in the prior year is due to fewer options remaining to vest including options forfeited caused by a reduction in the number of employees.  A total of 0.9 million options were forfeited and 1.0 million options expired during the three months ended July 31, 2011.

Foreign exchange (gain) loss

Three months ended July 31, 2011 as compared to three months ended July 31, 2010. A foreign exchange gain of $0.1 million (2010 – loss of $0.3 million) during the three months ended July 31, 2011 resulted from holding more U.S. funds in the OQI Sask during the current period compared to the same period last year with increased volatility of the U.S. dollar against the Canadian dollar.

Depreciation and accretion

Three months ended July 31, 2011 as compared to three months ended July 31, 2010.  Depreciation and accretion expense for the three months ended July 31, 2011 was $1.3 million (2010 - $1.1 million). Depreciation expense relates to camp facilities, equipment and corporate assets which are being depreciated over their useful lives of 3 to 5 years.  Accretion expense relates to the asset retirement obligation recognized on the re-abandonment of a certain number of wells in the Axe Lake area and on the airstrip, camp site, access roads and reservoir test sites which are being brought into income over a period of 1 to 30 years.  The increase during the three month period ended July 31, 2011 compared to the same period last year is due to the additional accretion on asset retirement obligation resulting from the re-abandonment of a certain number of wells in the Axe Lake area that was identified in the year ended April 30, 2010.

Impairment

Three months ended July 31, 2011 as compared to three months ended July 31, 2010.  The impairment for the three months ended July 31, 2011 was $nil million (2010 - $2.0 million).   The impairment in 2010 was recognized on the Saskatchewan Oil Sands Licenses due to their high likelihood of relinquishment at July 31, 2010. These licenses were relinquished in August 2011.

Interest and other income

Three months ended July 31, 2011 as compared to three months ended July 31, 2010.  Interest income for the three months ended July 31, 2011 was $0.02 million (2010 - $0.01 million).  Interest income is earned because the Company pre-funds its activities and the resulting cash on hand is invested in short-term deposits.

Deferred income tax benefit

Three months ended July 31, 2011 as compared to three months ended July 31, 2010.  The deferred income tax benefit for the three months ended July 31, 2011 was $nil million (2010 - $3.9 million).  During the three months ended July 31, 2011, no deferred income tax benefit was recognized since a full valuation allowance was taken on the taxable temporary differences associated with property and equipment capitalized on the balance sheet. At April 30, 2011, the deferred tax benefit associated with the impairment on undeveloped properties was recorded to the extent of the deferred tax liability amount on the balance sheet derived from the excess appreciated asset value over the tax basis of the Company’s net assets. Therefore, in addition to recording a full valuation allowance on all non-capital losses incurred in accordance with the Company’s accounting policy, a valuation allowance is now taken on taxable temporary differences associated with property and equipment capitalized on the balance sheet.

Previously, the Company recognized a full valuation allowance on all non-capital losses and generated deferred tax benefits by expensing all exploration costs for accounting purposes while capitalizing these costs for income tax purposes.  This resulted in a higher tax basis for the Company’s property and equipment when compared to their carrying value.

Recently Issued Accounting Standards Not Yet Adopted

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended July 31, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K/A, that are of significance, or potential significance to the Company.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Vice President and Controller, Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.   Based on the evaluation as of July 31, 2011 our Chief Executive Officer and Vice President and Controller, Principal Accounting Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934) were effective.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On February 24, 2010, a derivative action entitled Make a Difference Foundation Inc. v. Hopkins, et al., Case No.  10-CV-00408, was filed in United States District Court for the District of Colorado by plaintiff Make a Difference Foundation, Inc.  The derivative action names the following individual defendants:  Christopher H. Hopkins, T. Murray Wilson, Ronald Blakely, Paul Ching, Brian MacNeill, Ronald Phillips, John Read, Gordon Tallman, Pamela Wallin, Thomas Milne and W. Scott Thompson.  In addition, the Company is named as a nominal defendant.  Plaintiff asserts, among other things, claims for waste and breaches of the fiduciary duty of loyalty and good faith by the defendants stemming from the Company's approval of the proposed sale of the Company's Pasquia Hills assets to Canshale Corp.  The plaintiff seeks unspecified damages on behalf of the Company, restitution on behalf of the Company, and reasonable costs and expenses including counsel fees and experts' fees.   The Company believes the claims are wholly without merit and filed a motion to dismiss the Complaint on May 18, 2010.  Before the motion to dismiss was ruled upon, Plaintiff filed an amended complaint and a second amended complaint on July 15, 2010 and September 20, 2010, respectively.  Defendants moved to dismiss the second amended complaint on September 29, 2010.  On May 23, 2011, Plaintiff and Defendants filed a stipulated motion requesting stay of all case deadlines pending further negotiation of a settlement agreement that would resolve the litigation.   On August 11, 2011, the parties filed a Notice of Settlement Stipulation and Agreement.  Plaintiff filed a Motion for Order to Preliminarily Approve Derivative Litigation Settlement on September 2, 2011.  Among other things, the court is considering whether to preliminarily approve the settlement.  If approved, the court will set a schedule to conduct a fairness hearing with regard to the settlement.

As previously disclosed, on February 24, 2011, a putative class action complaint (the "Original Complaint") was filed against the Company and certain current and former officers of the Company on behalf of investors who purchased or sold the Company's securities between August 14, 2006 and July 14, 2009, alleging claims of securities fraud under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and control person liability for such fraud under Section 20(a) of the same act, arising out of the Company's accounting for its acquisition of an interest in OQI Sask in August 2006.  On May 27, 2011, the plaintiffs in that putative class action filed an amended complaint (the "Amended Complaint") alleging the same legal causes of action but making the following changes from the Original Complaint:  a) expanding the putative class period so that it runs from March 20 2006 to January 13, 2011; b) naming as additional defendants eight individuals who are current or former directors of the Company as well as two additional corporate defendants, McDaniel & Associates Consultants Ltd. and TD Securities, Inc.; and c) basing the claimed fraud on a new theory that the Company overstated the value of its mineral rights as a result of misstatements about, among other things, the potential for extracting bitumen from oil sands lands for which the Company had exploration and development permits.  The Amended Complaint seeks unspecified damages.  The Company believes the suit is without merit and intends to defend itself vigorously.  On June 6, 2011, the Company filed a motion to dismiss the Amended Complaint.  On June 20, 2011, the plaintiffs filed their opposition to the motion to dismiss.  The Company filed its reply to the plaintiffs' opposition on June 27, 2011 and on July 29, 2011, the court heard oral arguments and reserved decision.

On April 13, 2011, a derivative action entitled Proctor v. Wilson, et al., Case No 2011CV2769 was filed in District Court, Denver County, Colorado.  The derivative action names the following individual defendants:  T. Murray Wilson, Ronald Blakely, Paul Ching, Christopher H. Hopkins, Brian F. MacNeill, Ronald Philips, John Read, Gordon Tallman and Pamela Wallin.  In addition, the Company is named as a nominal defendant.  Plaintiff asserts, among other things, claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and waste against the defendants relating to the alleged failure to properly account for the Company’s acquisition of a minority interest in Oilsands Quest Sask Inc. and the Company’s restatement of its financial statements for certain periods.  The plaintiff seeks unspecified damages on behalf of the Company, restitution on behalf of the Company, unspecified disgorgement of profits, unspecified equitable relief and reasonable costs and expenses including counsel fees and experts' fees.   The Plaintiff filed an amended complaint on September 8, 2011.  The response to the amended complaint is due thirty days thereafter.  The Company believes the claims are wholly without merit and intends to vigorously defend against such claims.

Item 1A.  Risk Factors

RISKS RELATED TO OUR BUSINESS

Our business activities, and the oil and gas industry in general, are subject to a variety of risks.  If any of the following risk factors should occur, our profitability, financial condition or liquidity could be materially impacted.  As a result, holders of our securities could lose part or all of their investment in Oilsands Quest Inc.

Due to our history of operating losses, we are uncertain that we will be able to maintain sufficient cash to accomplish our business objectives and to continue as a going concern

The consolidated financial statements have been prepared assuming that we will continue as a going concern. However, without additional funding, we may not be able to continue our operations beyond October  2011. During the fiscal years ended April 30, 2011 and 2010 we suffered net losses of $316 million and $64 million, respectively. At July 31, 2011, there was stockholders’ equity of $133 million, negative working capital of $2 million and a deficit accumulated during the development phase of $717 million. There is no assurance that we can generate net income, generate revenues or successfully explore and exploit our properties.

Significant amounts of capital will be required to explore and maintain in good standing the lands in Saskatchewan and Alberta. The only source of future funding presently available to us is through the sale of additional equity capital, borrowing funds, or selling a portion of our interests in our assets. There is no assurance that any additional equity capital or borrowings required will be obtainable on terms acceptable to us, if at all. Failure to obtain such additional financing, including the failure to complete the sale contemplated by the Letter of Intent or the failure of any future rights offering to be fully or sufficiently subscribed, could result in delays or indefinite postponement of further exploration and development of our projects. Equity financing, if available, may result in substantial dilution to existing shareholders. Our financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we become unsuccessful in implementing these plans.

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

Due to our history of operating losses, we are uncertain that we will be able to maintain sufficient cash to accomplish our business objectives

The consolidated financial statements have been prepared assuming that we will continue as a going concern. During the fiscal years ended April 30, 2011 and 2010 we suffered net losses of $316 million and $64 million, respectively. At July 31, 2011, there was stockholders’ equity of $133 million, negative working capital of $2 million and a deficit accumulated during the development phase of $717 million. There is no assurance that we can generate net income, generate revenues or successfully explore and exploit our properties.

Significant amounts of capital will be required to explore and develop the permit lands in Saskatchewan and Alberta, oil sands exploration licenses in Saskatchewan and the Eagles Nest area. The only source of future funding presently available to us is through the sale of additional equity capital and borrowing funds or selling a portion of our interest in our assets. There is no assurance that any additional equity capital or borrowings required will be obtainable on terms acceptable to us, if at all. Failure to obtain such additional financing could result in delays or indefinite postponement of further exploration and development of our projects. Equity financing, if available, may result in substantial dilution to existing stockholders.

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

Location of Discovery Areas

With the exception of Eagles Nest, all of Oilsands Quest’s prospective areas are located east of what has to date been considered the established bitumen resources that are exploitable by in situ production techniques in the Athabasca oil sands area.   Similar to some other bitumen accumulations within the eastern portion of Alberta, the Axe Lake, Raven Ridge and portions of the Wallace Creek areas lack a distinct overlying shale formation. The absence of this may preclude the use of certain high-pressure in situ recovery methods, but the quality of the reservoirs and high bitumen saturations present at the Axe Lake Raven Ridge and Wallace Creek areas provide the potential for extraction using a number of recovery methods, including SAGD.  However, there can be no assurances that any such recovery method will be successful in enabling us to recover significant volumes of bitumen from our reservoirs.  See "Status and Stage of Reservoir Test Program".

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

On April 20, 2007, the Government of Alberta passed the Climate Change and Emissions Management Amendment Act establishing a framework for GHG emission reductions. The Specified Gas Emitters Regulation created under the Act requires facilities that emit more than 100,000 tonnes of carbon dioxide equivalent ("CO2e") annually to reduce their emission intensity starting July 1, 2007 by 12 percent from 2003-2005 levels. New facilities in operation less than eight years will be required to achieve these reductions over the fourth to eighth years of operation. These obligations may be met by in-house reductions, the purchase of certain emission reductions or offset credits or a contribution of $15 per tonne of GHG emissions to a provincial technology fund.  We believe that the costs of complying with the Regulation could be material should our operations grow to emit more than 100,000 tonnes of CO2e annually.

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

RISKS RELATING TO OUR COMMON STOCK

We have numerous outstanding options, warrants and commitments to issue shares, which may adversely affect the price of our common stock

As of July 31, 2011, we have reserved 21,073,244 shares of our common stock for issuance upon exercise of outstanding options under plans at prices as low as $0.29 per share. The Company has also reserved 1,388,567 shares of common stock to be issued on settlement of debt of a former subsidiary. Pursuant to the Reorganization Agreement with OQI Sask dated August 14, 2006, the Company is required to issue up to 65,887,603 shares of its common stock for all of the OQI Sask Exchangeable Shares (including warrants and options to acquire OQI Sask Exchangeable Shares) issued upon the closing (the “Reorganization”). As of July 31, 2011, 46,550,148 OQI Sask Exchangeable Shares have already been exchanged for shares of our common stock and up to an additional 19,337,455 OQI Sask Exchangeable Shares may be exchanged for common stock. Any sale into the public market of our common stock purchased privately at prices below the current market price could be expected to have a depressive effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

None.

Item 5.  Other Information

On July 5, 2011, the Board accepted the resignations of Ronald Phillips and John Read effective September 6, 2011. As well, T. Murray Wilson informed the Board that he did not intend to stand for re-election at the 2011 annual general meeting of shareholders. Further, Leigh Peters, the Company’s Vice-President Legal and Corporate Secretary, left the Company on July 4, 2011.

On September 12, 2011 Oilsands Quest received notice from the staff of the NYSE Amex LLC (the “Exchange”) that, based on their review of the Company’s Form 10-K/A for the fiscal year ended April 30, 2011 and discussions and correspondence with management, the Company is not in compliance with certain of the Exchange’s continued listing standards as set forth in Part 10 of the Exchange’s Company Guide.  Specifically, the Exchange noted that the Company is not in compliance with Section 1003(a)(iv) of the Company Guide because the Company has sustained losses which are so substantial in relation to the Company’s overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether the Company will be able to continue operations and/or meet its obligations as they mature.

In order to maintain listing of the Company’s common stock on the Exchange, the Company must submit a plan by October 12, 2011, addressing how the Company intends to regain compliance with Section 1003(a)(iv) by January 12, 2011.  The Company expects to submit such a plan by the October 12, 2011 deadline.  If the Exchange accepts the plan, then the Company may be able to continue its listing during the plan period, up to January 12, 2012, during which time the Company will be subject to periodic reviews to determine whether it is making progress consistent with the plan.  If the plan is accepted but the Exchange determines that the Company is not making progress consistent with the plan or that the Company is not in compliance with all continued listing standards of the Company Guide by January 12, 2012, then the Company expects the Exchange will initiate delisting proceedings.  If the Company fails to submit a plan by October 12, 2011, or if the plan submitted is not acceptable to the Exchange, the Company expects the Exchange will initiate delisting proceedings at that time.

The Company’s common stock continues to trade on the Exchange under the symbol “BQI,” however, the Exchange has advised the Company that the Exchange is utilizing the financial status indicator fields in the Consolidated Tape Association’s Consolidated Tape System and Consolidated Quote Systems High Speed Tapes to identify companies that are in noncompliance with the Exchange’s continued listing standards. Accordingly, the Company will become subject to the trading symbol extension “.BC” to denote its noncompliance.

On September 14, 2011, the Company issued a press release announcing its receipt from the Exchange of notice of the Company’s failure to satisfy a continued listing standard. The full text of this press release is attached hereto as Exhibit 99.1.

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

99.1  Press Release, dated September 14, 2011

_______________

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

OILSANDS QUEST INC.

Date: September 14, 2011	By:	/s/ Garth Wong
Garth Wong, President and Chief Executive Officer

Date: September 14, 2011	By:	/s/ Annie Lamoureux
Annie Lamoureux, Vice President and Controller, Principal Accounting Officer