Form 10-Q/A
period 2011-07-31
Oilsands Quest Inc
filed 2011-09-21
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________.

COMMISSION FILE NUMBER:  001-32994

OILSANDS QUEST INC.
(Exact name of issuer as specified in its charter)

Colorado	98-0461154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended July 31, 2011, as filed with the Securities and Exchange Commission on September 14, 2011, is to furnish the interactive data files in accordance with Rule 405 of Regulation S–T.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

Item 6.  Exhibits

31.1*	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Vice President and Controller, Principal Accounting Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Vice President and Controller, Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Press Release, dated September 14, 2011.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Previously filed or furnished with, or incorporated by reference in Oilsands Quest's Form 10-Q filed on September 14, 2011.
**
In accordance with Regulation S-T - the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A shall be deemed “furnished” and not “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

OILSANDS QUEST INC.

Date: September 21, 2011	By:	/s/ Garth Wong
Garth Wong, President and Chief Executive Officer

Date: September 21, 2011	By:	/s/ Annie Lamoureux
Annie Lamoureux, Vice President and Controller, Principal Accounting Officer