Form 10-Q
period 2011-10-31
Oilsands Quest Inc
filed 2011-12-09
CIK 1096791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________.

COMMISSION FILE NUMBER:  001-32994

OILSANDS QUEST INC.
(Exact name of issuer as specified in its charter)

Colorado	98-0461154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800, 1333 - 8th Street SW, Calgary, Alberta, Canada T2R 1M6
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

As of December 7, 2011 there were 348,698,837 shares of common stock issued and outstanding.

OILSANDS QUEST INC.
FORM 10Q FOR THE QUARTER ENDED
October 31, 2011

Part I. Financial Information
Forward-Looking Statements
Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheets as of October 31, 2011 and April 30, 2011	3
	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended October 31, 2011 and 2010 and for the Period from Inception on April 3, 1998 to October 31, 2011	4
	Unaudited Consolidated Statements of Stockholders’ Equity for the Six Months Ended October 31, 2011 and 2010, for the Years Ended April 30, 2011 and 2010, and for the Period from Inception on April 3, 1998 to April 30, 2009	5
	Unaudited Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended October 31, 2011 and 2010 and for the Period from Inception on April 3, 1998 to October 31, 2011	9
	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended October 31, 2011 and 2010 and for the Period from Inception on April 3, 1998 to October 31, 2011	10
	Unaudited Notes to Consolidated Financial Statements	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

Part II Other Information		22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	(Removed and Reserved)	27

Item 5.	Other Information	27

Item 6.	Exhibits	27
	Signatures	27

Cautionary Statement about Forward-Looking Statements
The following includes certain statements that may be deemed to be "forward-looking statements."  All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements.  Such forward-looking statements include discussion of such matters as:

·	our ability to maintain protection under the Companies’ Creditors Arrangement Act (Canada) (“CCAA”);
·	risks and uncertainties associated with limitations on actions against the Company and certain subsidiaries during creditor protection proceedings;
·	risks and uncertainties associated with potential delisting of the Company’s common shares from the NYSE Amex (the "NYSE");
·	our ability to maintain sufficient cash to accomplish our business objectives, including our ability to continue as a going concern;
·	the amount and nature of future capital, exploration and development expenditures;
·	the extent and timing of exploration and development activities;
·	business strategies and development of our business plan and exploration programs;
·	potential relinquishment of certain of our oil sands permits and licenses;
·	anticipated cost of our asset retirement obligations, including the extent and timing of our core hole re-abandonment program; and
·	our ability to secure additional funds through the sale of assets or equity.

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

It is presumed that readers have read or have access to our 2011 Annual Report filed on Form 10-K/A which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  All future payments in Canadian dollars have been converted to United States dollars using an exchange rate of $1.00 U.S. = $0.9935 CDN, which was the October 31, 2011 exchange rate.  Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Under Creditor Protection Proceedings as of November 29, 2011 - note 1)
(Unaudited)
(in thousands, except share data)

	October 31, 2011	April 30, 2011

ASSETS
Current Assets:
Cash and cash equivalents	$4,532	$15,984
Restricted cash (note 4)	2,749	1,862
Accounts receivable	494	921
Prepaid expenses	1,331	630
Total Current Assets	9,106	19,397

Property and Equipment (notes 6 and 7)	137,241	153,795
Assets held for sale (note 5)	10,285	-
Total Assets	$156,632	$173,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,315	$561
Accrued liabilities	3,189	5,696
Current portion of asset retirement obligation (note 8)	7,405	7,297
Total Current Liabilities	11,909	13,554

Obligation under sublease contract	1,122	550
Asset Retirement Obligation (note 8)	20,101	19,585
Liabilities related to assets held for sale (note 5)	233	-

Stockholders’ Equity:
Capital Stock
Preferred Stock, par value of $0.001 each, 10,000,000 shares authorized, 1 Series B Preferred share outstanding, 2,500 Series C preferred shares outstanding (notes 10 and 11)	-	-
Common Stock, par value of $0.001 each, 750,000,000 shares authorized, 348,698,837 and 348,495,556 shares outstanding at October 31, 2011 and April 30, 2011 respectively (note 11)	348	348
Additional Paid-in Capital	789,806	789,738
Deficit Accumulated During Development Stage	(721,738)	(711,435)
Accumulated Other Comprehensive Income	54,851	60,852
Total Stockholders’ Equity	123,267	139,503
Total Liabilities and Stockholders’ Equity	$156,632	$173,192

Companies' Creditor Arrangement Act (Canada) proceedings and going concern (note 1)
Contingencies and commitments (note 13)
Subsequent events (notes 1, 5, 11 and 14)

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Under Creditor Protection Proceedings as of November 29, 2011 - note 1)
(Unaudited)
(in thousands, except share data and per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,		From Inception on April 3, 1998 through to October 31,
	2011	2010	2011	2010	2011
Expenses
Exploration	$143	$1,738	$678	$13,416	$279,003
General and administrative
Corporate	3,058	5,339	7,153	9,133	83,242
Stock-based compensation (notes 9 and 12)	93	(1)	68	967	148,187
Foreign exchange (gain) loss	(161)	(81)	(259)	203	(447)
Depreciation and accretion	1,302	1,117	2,650	2,221	12,725
Impairment of property and equipment (note 7)	40	218	40	2,243	346,703
Total Expenses	4,475	8,330	10,330	28,183	869,413
Other Items
Interest income	(12)	(30)	(27)	(44)	(6,595)
Loss before deferred income tax	4,463	8,300	10,303	28,139	862,818
Deferred income tax expense (benefit)	-	834	-	(3,024)	(133,386)
Net loss	4,463	9,134	10,303	25,115	729,432
Net loss attributable to non-controlling interest	-	-	-	-	(7,694)
Net loss attributable to common stockholders	$4,463	$9,134	$10,303	$25,115	$721,738
Net loss attributable to common stockholders per share - Basic and Diluted	$0.01	$0.03	$0.03	$0.08
Weighted average number of common stock outstanding	367,624,792	334,167,607	367,624,792	332,898,049

 See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(Under Creditor Protection Proceedings as of November 29, 2011 - note 1)
(in thousands, except shares)

					Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value
Balance, April 30, 2011	348,495,556	$348	1	$-	$789,738	$60,852	$(711,435)	$139,503
Common stock issued for :
Exchange of OQI Sask Exchangeable shares	203,281	-	-	-	-	-	-	-
Stock-based compensation cost	-	-	-	-	68	-	-	68
Other comprehensive income
Foreign exchange loss on translation	-	-	-	-	-	(6,001)	-	(6,001)
Net loss	-	-	-	-	-	-	(10,303)	(10,303)
Balance October 31, 2011	348,698,837	$348	1	$-	$789,806	$54,851	$(721,738)	$123,267

					Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value
Balance, April 30, 2010	292,491,188	$292	1	$-	$758,007	$35,612	$(395,196)	$398,715
Common stock issued for :
Cash	19,688,058	20	-	-	18,089	-	-	18,109
Exchange of OQI Sask Exchangeable shares	2,072,437	2	-	-	(2)	-	-	-
Stock-based compensation cost	-	-	-	-	967	-	-	967
Share issue costs	-	-	-	-	(167)	-	-	(167)
Premium on flow-through shares	-	-	-	-	(1,584)	-	-	(1,584)
Proceeds from exercise of OQI Options	-	-	-	-	212	-	-	212
Other comprehensive income
Foreign exchange loss on translation	-	-	-	-	-	(2,803)	-	(2,803)
Net loss	-	-	-	-	-	-	(25,115)	(25,115)
Balance October 31, 2010	314,251,683	$314	1	$-	$775,522	$32,809	$(420,311)	$388,334

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(Under Creditor Protection Proceedings as of November 29, 2011 - note 1)
(in thousands, except shares)

					Additional Paid in	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders’

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Capital	Income	Stage	Equity
Balance, April 30, 2010	292,491,188	$292	1	$-	$758,007	$35,612	$(395,196)	$398,715
Common stock issued for:
Cash	53,126,995	53	-	-	34,155	-	-	34,208
Premium on flow-through shares	-	-	-	-	(1,851)	-	-	(1,851)
Exchange of OQI Sask Exchangeable shares	2,877,373	3	-	-	(3)	-	-	-
Stock-based compensation cost	-	-		-	1,292	-	-	1,292
Share issue costs	-	-	-	-	(2,074)	-	-	(2,074)
Proceeds from exercise of OQI Sask options	-	-	-	-	212	-	-	212
Other comprehensive income
Foreign exchange gain on translation	-	-	-	-	-	25,240	-	25,240
Net loss	-	-	-	-	-	-	(316,239)	(316,239)
Balance April 30, 2011	348,495,556	$348	1	$-	$789,738	$60,852	$(711,435)	$139,503

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(Under Creditor Protection Proceedings as of November 29, 2011 - note 1)
(in thousands, except shares)

					Additional Paid in	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders’

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stage	Equity
Balance, April 30, 2009	241,559,549	$242	1	$-	$713,591	$(26,022)	$(330,715)	$357,096
Common stock issued for:
Cash	44,789,313	45	-	-	39,969	-	-	40,014
Stock option exercises	964,769	-	-	-	782	-	-	782
Exchange of OQI Sask Exchangeable shares	5,177,557	5	-	-	(5)	-	-	-
Stock-based compensation cost	-	-		-	5,584	-	-	5,584
Share issue costs	-	-	-	-	(2,096)	-	-	(2,096)
Proceeds from exercise of OQI Sask options	-	-	-	-	182	-	-	182
Other comprehensive income
Foreign exchange gain on translation	-	-	-	-	-	61,634	-	61,634
Net loss	-	-	-	-	-	-	(64,481)	(64,481)
Balance April 30, 2010	292,491,188	$292	1	$-	$758,007	$35,612	$(395,196)	$398,715

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(Under Creditor Protection Proceedings as of November 29, 2011 - note 1)
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
Other comprehensive loss
Foreign exchange loss on translation	-	-	-	-	-	(26,022)	-	-	(26,022)
Net loss	-	-	-	-	-	-	(330,715)	-	(330,715)
Balance April 30, 2009	241,559,549	$242	1	$-	$713,591	$(26,022)	$(330,715)	$-	$357,096

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss
(Under Creditor Protection Proceedings as of November 29, 2011 - note 1)
(Unaudited)
(in thousands)

	Three Months Ended October 31,		Six Months Ended October 31,		From Inception on April 3, 1998 through to October 31,
	2011	2010	2011	2010	2011
Net loss	$4,463	$9,134	$10,303	$25,115	$729,432
Foreign exchange loss (gain) on translation	5,263	(4,659)	6,001	2,803	(54,851)
Comprehensive loss	$9,726	$4,475	$16,304	$27,918	$674,581
Comprehensive loss attributable to non-controlling interest	-	-	-	-	(7,694)
Comprehensive loss attributable to common stockholders	$9,726	$4,475	$16,304	$27,918	$666,887

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Under Creditor Protection Proceedings as of November 29, 2011 - note 1)
(Unaudited)
(in thousands)

	Six Months Ended October 31,		From Inception on April 3, 1998 through to October 31,
	2011	2010	2011
Operating Activities
Net loss	$(10,303)	$(25,115)	$(729,432)
Non-cash adjustments to net loss
Stock-based compensation	68	967	148,187
Deferred income tax benefit	-	(3,024)	(133,386)
Depreciation and accretion	2,650	2,221	12,725
Asset retirement obligation expensed	537	8,087	25,408
Impairment of property and equipment	40	2,243	346,703
Other non-cash items	633	-	2,418
Asset retirement expenditures	-	(4,431)	(4,585)
Net lease expenditures	(71)	-	(71)
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	(417)	876	(1,088)
Accounts payable and accrued liabilities	1,704	3,262	8,508
Changes in non-cash working capital related to assets held for sale	(3,200)	108	532
Cash Used in Operating Activities	(8,359)	(14,806)	(324,081)

Investing Activities
Property and equipment expenditures	(1,886)	(2,960)	(86,096)
Proceeds on sale of equipment	80	-	80
Restricted cash	(974)	(922)	(2,836)
Other investments	-	-	(548)
Cash Used in Investing Activities	(2,780)	(3,882)	(89,400)

Financing Activities
Issuance of shares for cash, net of issue costs	-	17,942	398,396
Shares issued on exercise of subsidiary options and warrants	-	212	4,505
Shares issued by subsidiary to non-controlling interest	-	-	7,664
Convertible debentures	-	-	8,384
Cash Provided by Financing Activities	-	18,154	418,949

Inflow (Outflow) of cash and cash equivalents	(11,139)	(534)	5,468
Effects of exchange rate changes on cash and cash equivalents	(313)	(345)	(936)
Cash and cash equivalents, Beginning of Period	15,984	18,642	-
Cash and cash equivalents, End of Period	$4,532	$17,763	$4,532
Non-Cash Financing Activities
Common stock issued for properties	$-	$-	$10,848
Warrants issued for properties	$-	$-	$1,764
Common stock issued for services	$-	$-	$10,505
Common stock issued for debt settlement	$-	$-	$28,401

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Under Creditor Protection Proceedings as of November 29, 2011- note 1)
 (Unaudited)

1.	COMPANIES’ CREDITORS ARRANGEMENT ACT (CANADA) PROCEEDINGS AND GOING CONCERN

On November 29, 2011, Oilsands Quest Inc. and certain subsidiaries, requested and obtained an order from the Alberta Court of Queen’s Bench (the “Court”) providing creditor protection under the Companies’ Creditors Arrangement Act (Canada) (“CCAA”). While under CCAA protection, the Company will continue with its day to day operations. CCAA protection stays creditors and others from enforcing rights against the Company and affords Oilsands Quest the opportunity to restructure its financial affairs. The initial order is in effect until December 21, 2011, and may be further extended as required and approved by the Court.

Under the terms of the initial order, Ernst & Young Inc. was named as the court-appointed monitor (“Monitor”) under CCAA. The Monitor will monitor the Company's property, business and financial affairs and report to the Court from time to time on the Company’s financial and operational position and any other matters that may be relevant to CCAA proceeding. In addition, the Monitor may advise the Company on the development of a comprehensive restructuring plan and, to the extent required, assist the Company with a restructuring.

While under CCAA protection, the Board of Directors maintains its usual role and management of the Company remains responsible for the day to day operations. The Board of Directors and management, with advice from the Monitor, will be responsible for determining whether a given plan for restructuring the Company’s affairs is feasible.  Stakeholders whose right would be compromised by the plan will have an opportunity to vote on the plan. Before a plan is implemented it must be approved by the requisite number and value of affected stakeholders contemplated by law and approved by the Court.

CCAA protection enables the Company to continue with its day to day operations until the CCAA status changes. The implications of this process for Oilsands Quest shareholders will not be known until the end of the restructuring process. If the affected stakeholders do not approve a plan in the manner contemplated by law, Oilsands Quest will likely be placed into receivership or bankruptcy. If by December 21, 2011, Oilsands Quest has not obtained an extension of the initial order or filed a plan, creditors and others will no longer be stayed from enforcing their rights.

In connection with the CCAA, the Company has granted a charge against its assets and any proceeds from and sales thereof, as follows and in the following priority:

•
First, an administration charge, in an amount not to exceed CAD$1 million, in favour of the Monitor and its counsel and counsel to the Company, to secure payment of professional fees and disbursements before and after the commencement of the CCAA proceedings; and

•
Second, a directors' and officers' charge, in an amount not to exceed CAD$1 million, in favour of the directors and officers of the Company as security for the Company's obligation to indemnify them against obligations and liabilities that they may incur as directors and officers after the commencement of the CCAA proceeding.

While the Company’s assets on its balance sheet are in excess of its liabilities, the majority of the asset value is in long term, heavy oil production reserves that will require substantial further investment to bring on to production.

Based on the Company’s cash flow projections the Company has determined that additional priority borrowings are not necessary from the date of its court filing to December 31, 2011. Therefore, the Company has not made arrangements for DIP financing at this time. Although Oilsands Quest reserves its rights to reapply to the Court for such a DIP financing facility there is no assurance that such facility could be attained, should such financing be required to satisfy the Company’s ongoing creditor obligations.

On August 17, 2010 the Company announced that it had initiated a process to explore strategic alternatives for enhancing shareholder value.  The strategic alternative process was overseen by a special committee (the "Special Committee") with advice from TD Securities Inc. which was engaged as a financial advisor to assist with this process.  The Special Committee considered all alternatives to increase shareholder value, including strategic financing opportunities, asset divestitures, joint ventures and/or a corporate sale, merger or other business combination.  The Company had many initial expressions of interest and exploratory conversations and signed confidentiality agreements with a number of entities who carried out detailed due diligence.

The formal strategic alternative process did not result in any proposals to the Company, and the process was concluded in June, 2011 upon the recommendation of the Special Committee.

The Company then proceeded to attempt to raise the funds required to advance the development of the Company's assets and on July 18, 2011, the Company commenced a rights offering (the "Rights Offering") under which the existing shareholders were given the right to purchase shares in the Company.  This Rights Offering process was terminated, on the basis of the factors described below, on September 12, 2011, and the Company has, to date, been unable to raise the funds required to advance the development of the Company's assets.  The decision to cancel the Rights Offering was based on the fact that the negotiation of a material transaction had reached an advanced stage – a transaction that would, if consummated, have significantly changed the use of proceeds described in the Rights Offering prospectus and that the Company would not achieve a full $60 million subscription through the Rights Offering.

On September 25, 2011, the Company entered into a non-binding letter of intent (the "Letter of Intent") with a third party to sell its Wallace Creek assets for total consideration of $60 million, which included $40 million cash at closing and a $20 million contingent payment that was subject to certain future events.  The sale of the Wallace Creek property would have provided the Company with the financial resources to focus on moving its largest and most advanced asset, Axe Lake, toward commercial development.

Completion of the transaction was subject to a number of terms and conditions, including negotiation of a definitive agreement, board approvals, due diligence, financing and approval by BQI shareholders. On November 28, 2011, negotiations for the sale of the Wallace Creek assets were terminated as the potential purchaser could not complete the conditions outlined above within the time frames agreed to in the Letter of Intent.

Following the termination of the negotiations for the sale of the Wallace Creek, the Company initiated the CCAA process in order to preserve its liquidity and fund operations during the restructuring process. CCAA will allow the Company to reassess its business strategy with a view to developing a comprehensive financial and business restructuring plan.

To date the Company has not received any revenue from any of its natural resource properties, none of its estimated bitumen resources have been classified as proved reserves, and the Company's exploration and development work is capital intensive. The Company expects that significant additional exploration and development activities will be necessary to establish proved bitumen reserves, and to develop the infrastructure necessary to facilitate production, from the reserves.  As at October 31, 2011, the Company had negative working capital of $5.6 million (excluding restricted cash), including cash and cash equivalents of $4.5 million, and a deficit accumulated during the development phase of $721.7 million.

During the six months ended October 31, 2011, the Company expended $8.4 million on operating activities and $2.8 million on property and equipment. Management anticipates that the Company will be able to fund its activities at a reduced level through January 2012 with its cash and cash equivalents as at October 31, 2011. Accordingly, there is substantial doubt about our ability to continue as a going concern and, without additional working capital, we may not be able to maintain operations beyond January 2012.

The consolidated financial statements have been prepared using U.S. GAAP and the rules and regulations of the SEC as consistently applied by Oilsands Quest prior to the commencement of the CCAA proceeding. While the CCAA proceedings are underway, the consolidated financial statements continue to be prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The CCAA proceeding provides the Company with a period of time to stabilize its operations and financial condition and develop a restructuring plan. However, it is not possible to predict the outcome of these proceedings and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, it is not possible to predict whether the actions taken in any plan will result in sufficient improvements to the Company’s financial condition to allow it to continue as a going concern. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of the Company’s assets and liabilities. Further, a comprehensive restructuring plan could materially change the carrying amounts and classifications reported in the consolidated financial statements.

The consolidated financial statements do not purport to reflect or provide for the consequences of the CCAA proceeding. In particular, such consolidated financial statements do not purport to show: (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to shareholders accounts, the effect of any changes that may be made in the Company’s capitalization; or (d) as to operations, the effect of any changes that may be made in the Company’s business.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Under Creditor Protection Proceedings as of November 29, 2011- note 1)
 (Unaudited)

2.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

On October 31, 2006, CanWest Petroleum Corporation changed its name to Oilsands Quest Inc. (“OQI”).  At the same time the name of the Company’s main operating subsidiary was changed from Oilsands Quest Inc. to Oilsands Quest Sask Inc. (“OQI Sask”).

OQI together with its subsidiaries, (collectively the “Company”) is in the development stage and follows the guidance for a development stage company as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-10. The principal business activity is the acquisition, exploration and development of natural resource properties in Canada.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended October 31, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K/A, that are of significance, or potential significance to the Company.

4.	RESTRICTED CASH

Restricted cash includes $1.9 million on deposit with the Saskatchewan Ministry of Energy and Resources as collateral for unfunded liability under the Saskatchewan Oil and Gas Orphan Fund and the Licensee Liability Rating Program.  The restricted cash is in the form of a letter of guarantee maturing April 29, 2012. Restricted cash also includes $0.8 million of contractual payment obligations to employees that are held in escrow for payment in January 2012.

5.	ASSETS HELD FOR SALE

On September 25, 2011, the Company entered into a non-binding letter of intent with a third party to sell its interest in the Alberta Oil Sands Permits at Wallace Creek. As of October 31, 2011, the Company continued to work with the third party to finalize a definitive Purchase and Sale agreement and while it was taking longer than expected, the transaction was still expected to close by the end of January 2012 and provide the financial resources required to focus on the development of Axe Lake. On November 28, 2011, the third party notified the Company that they could not meet the terms of that Letter of Intent and negotiations were terminated.

At October 31, 2011, the Alberta Oil Sands Permits at Wallace Creek are disclosed as assets held for sale in accordance with the authoritative guidance issued by the FASB on disposal of long-lived assets. Included in assets held for sale are the costs of the Wallace Creek permits of $10.3 million. These assets have been measured at the lower of their carrying amount and fair value less costs to sell. Using a multiple based on observed market transactions applied to the best estimate of contingent resources, the Company estimated that the fair value less costs to sell of the Wallace Creek permits were in excess of their carrying value and, accordingly, no impairment has been recognized in the period. The liabilities related to assets held for sale of $0.2 million consist of asset retirement obligations for the reclamation of the Wallace Creek facility and test wells.

6.	PROPERTY AND EQUIPMENT

	October 31, 2011	April 30, 2011
	(in thousands)	(in thousands)
Saskatchewan Oil Sands Rights
Permits and Leases	$412,043	$430,174
Licenses	-	2,701
Alberta Oil Sands Rights
Permits	26,000	38,003
Leases	8,058	8,405
Saskatchewan Oil Shale Rights (Permits)	11,397	11,927
Equipment	14,535	15,780
Assets Under Construction	3,144	2,786
	475,177	509,776
Less: Accumulated Depreciation and Impairment (Note 7)	(337,936)	(355,981)
Net Book Value	$137,241	$153,795

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Under Creditor Protection Proceedings as of November 29, 2011- note 1)
 (Unaudited)

a)	Saskatchewan Oil Sands Permits

As at April 30, 2011, the Saskatchewan permits comprised an area of approximately 406,274 acres.  At October 31, 2011, all Saskatchewan oil sands permits except PS00208 and PS00210 have been relinquished.  The remaining permits total 160,632 acres.  Relinquishing these permits did not impact the Company’s resource estimates or development plans.  The permits were granted by the Province of Saskatchewan in 2004 under The Oil Shale Regulations, 1964 as amended, revised or substituted from time to time. The permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease, pursuant to these regulations has been granted. The initial five-year term of the permits expired on May 31, 2009 and the Company applied for and received the third of three one-year extensions to May 31, 2012 for the two permits that include the Axe Lake Discovery, PS00208 and PS00210, as allowed under the regulation.

The permits, when granted, were subject to annual rental payments and certain levels of expenditures annually pursuant to the terms of the permits and government regulations. The annual rentals were payable in advance as to $0.02 ($0.02 CDN) per acre for the first year and escalating to $0.10 ($0.10 CDN) per acre in the fifth year. On May 7, 2007, the province updated the Oil Shale Regulations, 1964 requiring an increase to annual rentals of $0.10 ($0.10 CDN) per acre for the remaining term of the permits.  The required exploration expenditures to hold the permits were also increased to $0.82 (0.81 CDN) per acre for each of the remaining years of the permits and $1.22 ($1.21 CDN) per acre for each year that the permits are extended.

On July 15, 2011, the Company received approval from the Government of Saskatchewan to convert the Axe Lake permits PS00208 and PS00210 to 15 year leases. The leases will give the Company certainty of land tenure needed for commercial development of the property.  The leases require annual rental payments of $61,429 ($61,030 CDN) for the term of the leases.

The Company is currently working with the regulators to assess an issue relating to the re-abandonment of early exploration core holes.  As indicated by the Saskatchewan Ministry of Energy and Resources, it is possible that the outcome of such assessment could result in cancellation of the Axe Lake leases under the governing regulations.  It is possible that the Company, based on its current liquidity and future estimated cash flows, may not be able to comply with the requirements of the regulations and the permits and leases may be cancelled.  (See note 8).

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

As at April 30, 2007, the Alberta oil sands permits comprised an area totaling 67,053 acres (“Raven Ridge Prospect”).  The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements.  Permits are granted for five year primary terms which expire on August 9, 2011 – 11,386 acres and March 21, 2012 – 55,667 acres, and require annual rental payments of $1.43 ($1.42 CDN) per acre. On August 9, 2011, permit 7006080098 totaling 11,386 acres expired.

On January 23, 2008, the Company acquired two oil sands permits totaling 45,546 acres (“Wallace Creek Prospect”) in a public offering of Crown Oil Sands Rights. The total consideration paid for these permits was $9,732,500 ($10,010,880 CDN). The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements.  Permits are granted for a five year primary term which expires January 23, 2013.  On June 27, 2011, the Company received approval from Alberta Energy to extend the Wallace Creek permits for an additional 67 days to March 31, 2013.  Annual rental payments of $1.43 ($1.42 CDN) per acre are required. Following the acquisition, the Alberta permit lands comprised an area totaling 112,599 acres.

In November, 2011, the Company received approval from the Government of Alberta to extend the expiry date on its Alberta Oil Sands Permits at Wallace Creek and Raven Ridge by two years from the original expiry date.

d)	Alberta Oil Sands Lease

On June 1, 2005, Township acquired one lease consisting of approximately 22,773 acres (the “Eagles Nest Prospect”) via a joint venture arrangement.

As part of the acquisition of the lease, Township granted royalties as to $0.0058 ($0.0058 CDN) (net after a buy back) on each barrel of crude bitumen produced, saved and sold from the Eagles Nest Prospect.

The annual lease rental payable to the Province of Alberta for the Eagles Nest Prospect is $32,467 ($32,256 CDN) per year.

e)	Saskatchewan Oil Shale Permits

As at April 30, 2011, the Company held seven oil shale exploration permits near Hudson Bay, Saskatchewan covering 405,961 acres granted under The Oil Shale Regulations, 1964 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years.  The term of these permits expired in September and October of 2011.

As at April 30, 2011 and October 31, 2011, the Company held one oil shale exploration permit granted under The Petroleum and Natural Gas Regulations, 1969 (Saskatchewan) totaling 83,769 acres near Hudson Bay, Saskatchewan. The permit provides for the right, license, privilege and authority to explore for oil shale within the permit lands and expires on August 12, 2012.

The term of the remaining permit may be extended for up to three one-year extensions subject to regulatory approvals, if required. This oil shale permit was acquired under a land sale work commitment bid for the first two years of the permit. The Company bid a total work commitment of $303,541 ($301,568 CDN) to be incurred during the first two years of the permit and the permit requires a further work commitment of $0.82 ($0.81 CDN) per acre for the last three years and $1.22 ($1.21 CDN) for each extension year plus annual rental payments of $0.10 ($0.10 CDN) per acre. The Company has fulfilled its work commitment for the term of the permit.

f)	Assets under construction

During the period ended October 31, 2011, the Company incurred costs to construct facilities required for the steam assisted gravity drainage (SAGD) pilot.  The construction of these facilities was still in progress at October 31, 2011.  The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. This amount represents property elements that are work-in-progress and not yet suitable to be placed into productive service as of the balance sheet date.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Under Creditor Protection Proceedings as of November 29, 2011- note 1)
 (Unaudited)
7.	IMPAIRMENT OF PROPERTY AND EQUIPMENT

	October 31, 2011 (in thousands)				April 30, 2011 (in thousands)
	Book Value	Valuation Allowance	Accumulated Depreciation	Net Book Value	Net Book Value
Saskatchewan Oil Sands Rights
Permits and leases	$412,043	$(282,767)	$-	$129,276	$134,023
Licenses	-	-	-	-	-
Alberta Oil Sands Rights
Permits	26,000	(26,000)	-	-	10,772
Leases	8,058	(8,058)	-	-	-
Saskatchewan Oil Shale Rights (Permits)	11,397	(11,397)	-	-	-
Equipment	14,535	(917)	(8,797)	4,821	6,214
Assets Under Construction	3,144	-	-	3,144	2,786
Total Property and Equipment	$475,177	$(329,139)	$(8,797)	$137,241	$153,795

The Company evaluates undeveloped properties periodically for impairment on a property-by-property basis considering a combination of time, geological and engineering factors as well as the Company’s current exploration plans and the ability to obtain necessary financing to advance the development of the properties. Where circumstances indicate impairment in value, a valuation allowance is provided. The Company monitors internal and external indicators of impairment periodically. Property and equipment has a net book value of $137.2 million as at October 31, 2011 compared to $153.8 million as at April 30, 2011.

a)	Saskatchewan Oil Sands Permits and Leases

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

Potential partners or purchasers would negotiate a price that is dependent upon specific facts regarding the property, including the nature and extent of geological and geophysical data, the terms of the permits holding the acreage in the property and a level of asset development that would reflect the results of the Axe Lake reservoir testing efforts. We estimated the fair value of the property by calculating the property’s risk adjusted net present value. We categorize the measurement of fair value of the Saskatchewan Oil Sands Leases as Level 3 inputs. Since the Saskatchewan Oil Sands Permits are nonproducing undeveloped properties with no quoted market, their estimable cash flow streams involve significant judgment and the results are based on estimated future events.  The property’s expected future cash flows were calculated on an estimate of contingent resources using a discount rate and price forecast selected by management. The property’s risk adjusted net present value gave effect to such factors as future production costs, drilling and completion costs, prevailing commodity prices, transportation systems for oil and gas production in the vicinity and other economic factors. Management also used market data to support the risk adjusted net present value that was calculated.  The results of this assessment indicated impairment and the Company recorded a valuation allowance in the year ended April 30, 2011.

During the period ended October 31, 2011, management reviewed its estimate of fair value of the Saskatchewan Oil Sands Leases at Axe Lake as a result of the Company entering into creditor protection on November 29, 2011. In its analysis, management updated the status of various factors, including intent to develop, remaining lease term, geological and geophysical evaluations, drilling results and activity, business and industry climate, assignment of contingent resources and the economic viability of development if contingent resources are assigned.  During the period ended October 31, 2011, these factors did not indicate that they would trigger impairment of the property’s value. Management also reviewed the property’s risk adjusted net present value and the cash flow projections of future production costs, drilling and completion costs, prevailing commodity prices, transportation systems for oil and gas production in the vicinity and other economic factors. The Company determined that these assumptions and projections did not change materially from those used in management’s assessment performed at April 30, 2011. The data obtained from market participants to support management’s conclusions remained comparable during the period ended October 31, 2011.  The uncertainty related to the Company’s ability to continue with the development of the Saskatchewan Oil Sands Leases increased when the formal phase of the strategic alternative review process concluded in June 2011 and triggered an impairment of the property. Creditor protection allows the Company to continue with its day to day operations while working on a restructuring plan that would contribute to advancing the development at Axe Lake.  Management concluded that no additional valuation allowance was required during the period ended October 31, 2011. The valuation allowance amounts to $282.8 million at October 31, 2011.

b)	Saskatchewan Oil Sands Licenses

The Company has determined that the presence of extensive top-water in the reservoirs would not allow for commercial development in the near term.  Accordingly, an impairment provision on the full carrying value of the Saskatchewan Oil Sands Licenses was recorded in the year ended April 30, 2011.   These licenses were relinquished on August 12, 2011 and the book value and valuation allowance were then written off.

c)	Alberta Oil Sands Permits

The Company has recognized a full impairment on the Alberta Oil Sands Permits related to the Raven Ridge prospect at April 30, 2011. Following the conclusion of the formal phase of the strategic alternative review process, the Raven Ridge prospect has been excluded from the Company’s current and future exploration plans and no further development is expected. Accordingly, an impairment provision on the full carrying value of the Raven Ridge prospect was recorded in the year ended April 30, 2011. The valuation allowance amounts to $26.0 million at October 31, 2011.

The Company performed a fair value assessment of the Alberta Oil Sands Permits at Wallace Creek at April 30, 2011 using best estimate of contingent resources of the prospect. The results of this assessment indicated that the fair value of the property was in excess of its carrying value, thus supporting its net book value at April 30, 2011 and October 31, 2011. The net book value of the Wallace Creek prospect disclosed in assets held for sale is $10.3 million at October 31, 2011.

d)	Alberta Oil Sands Lease

The Company has recognized a full impairment on the Eagles Nest Prospect at April 30, 2011. Since the property is geographically distant from our other oil sands discoveries and is largely unexplored, the Company announced on September 22, 2010 its intention to divest the Eagles Nest oil sands lease. The Company did not receive any offers under financial terms that were acceptable and determined that it was in the best interest to retain these assets until an adequate offer is received or additional funds are available for the development of these longer-term assets. Following the conclusion of the formal phase of the strategic alternative review process, an impairment provision on the full carrying value of the lease was recorded in the year ended April 30, 2011. The valuation allowance amounts to $8.1 million at October 31, 2011.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Under Creditor Protection Proceedings as of November 29, 2011- note 1)
 (Unaudited)

e)	Saskatchewan Oil Shale Permits

Due to the considerable time, effort and financial resources required for the exploration and development of the property, the Company recognized a full impairment on the property in the year ended April 30, 2011.  The Company has no plan to further develop the property. As at October 31, 2011, the cumulative impairment on the Pasquia Hills properties amounts to $11.4 million.

f)	Equipment

Based on an assessment of the carrying value of the leasehold improvements and office equipment related to the Calgary head office, the Company determined that it may not be able to recover the value and recorded an allowance for impairment of $1.1 million on these assets at April 30, 2011 and $0.9 million at October 31, 2011.  The reduction in the impairment was due to the sale of equipment and removal of the related impairment.

8.	ASSETS RETIREMENT OBLIGATION

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

During the year ended April 30, 2011, the Company revised the estimated amounts and timing of the settlement of the asset retirement on the airstrip, campsite, access roads and reservoir test wells and conducted a core hole by core hole analysis to determine the number of core holes that management believes will require re-abandonment. The number of core holes to be re-abandoned increased as a result of this review.  Accordingly, $8.3 million of cost revisions were recorded in the re-abandonment liability during the year ended April 30, 2011. Subsequent cost revisions amounting to $0.5 million in relation to the re-abandonment liability were recorded during the six months ended October 31, 2011. The Company has submitted a re-abandonment program to the Saskatchewan Ministry of Energy and Resources (“SMER”) that included cost estimates and a schedule of work. The Company is currently working with SMER to assess the waiver applications of 99 core holes, the majority of which are located outside the current potential development area and are therefore located in areas that are not economically recoverable. The uncertainty related to the timing and/or method of settlement that may be beyond the Company’s control is factored into the measurement of the liability. At October 31, 2011, the re-abandonment obligation is comprised of 128 core holes located in areas in or adjacent to the commercial development area plus a portion of the core holes for which waivers were sought and correspond to an undiscounted/gross costs of $25.8 million.

At October 31, 2011, the total undiscounted inflation-adjusted future obligation was approximately $43.1 million (April 30, 2011 $44.3 million).

Continuity of Asset Retirement Obligation (in thousands):	Six Months ended October 31, 2011	Year ended April 30, 2011
Present value of obligation, beginning of period	$26,882	$17,485
Liabilities settled	-	(4,585)
Accretion expense	1,564	2,076
Revisions	537	10,185
Transfer to liabilities related to assets held for sale	(233)	-
Foreign currency translation adjustment	(1,244)	1,721
Present value of obligation, end of period	$27,506	$26,882
Less: current portion of asset retirement obligation	(7,405)	(7,297)
Long term portion of asset retirement obligation	$20,101	$19,585

9.	OQI SASK STOCK OPTIONS

OQI acquired the non-controlling shareholder interest in OQI Sask in August 2006 (“the reorganization”).  Certain stock options issued by OQI Sask remained outstanding after the reorganization.  On exercise, each OQI Sask option may be exchanged into 8.23 OQI Sask Exchangeable Shares which are exchangeable into OQI common shares.  Options in OQI Sask during the six months ended October 31, 2011 are detailed below.

	Number	Weighted Average Exercise Price (CDN)

Issued and outstanding, April 30, 2011	946,667	$23.01
Expired	(946,667)	$23.01
Issued and outstanding, October 31, 2011	-	$-

The 50,000 OQI Sask options that were outstanding at July 31, 2011 expired on August 1, 2011.

As at October 31, 2011, the Company had no unrecognized stock option compensation expense related to the OQI Sask options.

10.	OQI SASK EXCHANGEABLE SHARES AND PREFERRED STOCK

Holders of OQI Sask common shares received Exchangeable Shares which can be exchanged into shares of OQI common stock at any time at each holder’s option or by the Company upon the occurrence of certain events or any time thereafter on August 14, 2013 if the holder has yet to exchange the shares.  Transactions in Exchangeable Shares during the six months ended October 31, 2011 are detailed below.  For voting purposes, holders of Exchangeable Shares are represented by one outstanding Series B preferred share which carries a number of votes equal to the number of Exchangeable Shares then outstanding.

	OQI Sask Exchangeable Shares	OQI Sask Exchangeable Shares issuable on exercise of OQI Sask options	Total Exchangeable Shares
Balance, April 30, 2011	19,129,237	7,791,069	26,920,306
OQI Sask options expired (note 9)	-	(7,791,069)	(7,791,069)
Exchangeable Shares exchanged into OQI common shares	(203,281)	-	(203,281)
Balance, October 31, 2011	18,925,956	-	18,925,956

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Under Creditor Protection Proceedings as of November 29, 2011- note 1)
 (Unaudited)

11.	COMMON STOCK

On January 17, 2011 the Company entered into an equity distribution agreement.  Under the terms of the agreement the Company may offer and sell shares of its common stock by way of “at-the-market” (ATM) distributions, up to a maximum of $20 million until January 18, 2012.  Shares will be distributed at market prices prevailing at the time of each sale; prices may therefore vary between purchasers and during the period of distribution.  To date, 5,537,137 shares have been distributed under this arrangement for gross proceeds of $3.1 million.  No share issues occurred during the six month period ending October 31, 2011.  Funds raised from the ATM program will be used to finance general corporate purposes.

On October 17, 2011, the Company entered into a securities purchase agreement (“SPA”) with Socius CG II, Ltd. (“Socius”), a subsidiary of Socius Capital Group.  The Company has the right, over a term of two years, to require Socius, subject to the terms and conditions of the SPA, to purchase up to $12 million of Series C redeemable preferred shares (the “Preferred Shares”).  The Preferred Shares bear interest at an annual rate of 10%. The Company may, at its sole discretion, submit a tranche notice to Socius to purchase a certain dollar amount of the Company's preferred shares at $10,000 per share. Upon the issuance of the initial tranche notice, Socius will also receive warrants to purchase shares of the Company's common stock valued at 35% of the Preferred Share amount. The initial exercise price of the warrants will be equal to the closing bid price of the Company's common stock on the day preceding the issuance of the first tranche notice. When the Company elects to sell a tranche of Preferred Shares, warrants equal to 35% of the value of the Preferred Shares will vest and Socius is obligated to exercise these warrants. The vested warrants will be at a price equal to the closing bid price on the day preceding the issuance of the tranche notice. In addition, Socius is obligated to exercise an additional investment right to purchase common stock valued at 100 per cent of the amount of the Preferred Stock, at a per share price equal to the exercise price of the warrants associated with the sale of Preferred Stock. The Company cannot issue a tranche notice in a dollar amount that will result in the common shares issued in accordance with the additional investment right and related warrants exceeding 9.99 % of the then outstanding shares of the common stock. Socius may elect to issue secured promissory notes as the purchase consideration for the common shares.  These promissory notes would be for a five year term and would bear interest at an annual rate of 2%. The Company has not sold any Preferred Shares under the terms of the SPA and consequently, no warrants or common shares have been issued under the SPA.  The SPA was terminated on November 29, 2011 upon filing of the CCAA protection.

12.	STOCK OPTIONS

Stock based compensation generally takes the form of equity classified stock options granted to employees and non-employees. Options are granted under the Company’s 2006 Stock Option Plan and vest over various terms – generally 18 months to three years. One set of option grants included a performance condition based upon achieving a defined bitumen in place barrel count. Two other sets of option grants included both a market condition based upon total shareholder return over a three year period and performance conditions based upon achieving a combination of defining a reservoir recovery configuration and achieving a defined bitumen in place barrel count.  The fair value of the options containing the performance and market conditions were estimated at the date of grant and amortization of these amounts commences when satisfaction of the performance conditions becomes probable.  As of October 31, 2011, it was not probable that any of the performance or market conditions would be satisfied.

The following summarizes our stock option activity under the Company’s 2006 Stock Option Plan for the six months ended October 31, 2011:

	Options	Weighted- Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at April 30, 2011	22,883,452	$3.02	$2.44	$-
Granted	100,000	0.29	0.19	-
Forfeited	(1,630,452)	1.91	1.33	-
Expired	(3,390,000)	5.95	5.22	-
Outstanding at October 31, 2011	17,963,000	$2.55	$2.01	-
Exercisable at October 31, 2011	12,168,000	$3.37	$2.70	$-

Of the total number of outstanding options at October 31, 2011, 4,550,000 options are subject to market and performance conditions with a weighted average grant date fair value of $0.57 per option.  As of October 31, 2011 these options have not yet vested and no stock based compensation expense has been recognized as achievement of the required performance and market conditions is not probable.

The weighted-average remaining contractual term of vested and exercisable options at October 31, 2011 was 3.1 years.

During the six months ended October 31, 2011, 100,000 (October 31, 2010 - 1,517,474) options were granted and accounted for using the Black-Scholes option-pricing model and nil (October 31, 2010 - 3,050,000) options were granted and accounted for using the trinomial option-pricing model.

The trinomial option-pricing model takes into account the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination, the possibility that the market condition may not be satisfied and the impact of the possible differing stock price paths.  The following weighted average assumptions were used to determine the fair value of the options granted during the six months ended October 31, 2011 and 2010:

Black Scholes	2011	2010
Expected Life (years)	3.84	4.02
Risk free interest rate	1.96%	2.62%
Expected volatility	93.15%	97.27%
Dividend yield	0%	0%

As at October 31, 2011, the Company had unrecognized stock option compensation cost of $160,620 which will be recorded in future periods as options vest. The expense is expected to be recognized over a weighted-average period of 1.2 years.  As at October 31, 2011, there were 5,795,000 unvested options with a weighted average grant date fair value of $0.56.  The weighted average grant date fair value of options that vested and were forfeited during the period was $1.61 and $0.81, respectively.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Under Creditor Protection Proceedings as of November 29, 2011- note 1)
 (Unaudited)

13.	CONTINGENCIES AND COMMITMENTS

Contingency

On February 24, 2010, a derivative action entitled Make a Difference Foundation Inc. v. Hopkins, et al., Case No.  10-CV-00408, was filed in United States District Court for the District of Colorado by plaintiff Make a Difference Foundation, Inc.  The derivative action names the following individual defendants:  Christopher H. Hopkins, T. Murray Wilson, Ronald Blakely, Paul Ching, Brian MacNeill, Ronald Phillips, John Read, Gordon Tallman, Pamela Wallin, Thomas Milne and W. Scott Thompson.  In addition, the Company is named as a nominal defendant.  Plaintiff asserts, among other things, claims for waste and breaches of the fiduciary duty of loyalty and good faith by the defendants stemming from the Company's approval of the proposed sale of the Company's Pasquia Hills assets to Canshale Corp.  The plaintiff seeks unspecified damages on behalf of the Company, restitution on behalf of the Company, and reasonable costs and expenses including counsel fees and experts' fees.   The Company believes the claims are wholly without merit and filed a motion to dismiss the Complaint on May 18, 2010.  Before the motion to dismiss was ruled upon, Plaintiff filed an amended complaint and a second amended complaint on July 15, 2010 and September 20, 2010, respectively.  Defendants moved to dismiss the second amended complaint on September 29, 2010.  On May 23, 2011, Plaintiff and Defendants filed a stipulated motion requesting the stay of all case deadlines pending further negotiation of a settlement agreement that would resolve the litigation.   On August 11, 2011, the parties filed a Notice of Settlement Stipulation and Agreement.  On September 2, 2011, the parties entered into an Amended Stipulation and Agreement of Settlement and Release, and plaintiff filed an Unopposed Motion for Order to Preliminarily Approve Derivative Litigation Settlement. The Court denied plaintiffs motion without prejudice on October 6, 2011, directing plaintiff to re-submit an amended motion for preliminary approval of settlement to the Court.   On November 2, 2011, the Court granted plaintiff’s amended motion for preliminary approval of settlement.  The Court has scheduled a Settlement Hearing for February 24, 2012, where the Court will determine whether to approve the proposed settlement.  Additional information regarding the Settlement Hearing and the details of the pending settlement can be found at www.oilsandsquest.com.

As previously disclosed, on February 24, 2011, a putative class action complaint (the "Original Complaint") was filed against the Company and certain current and former officers of the Company on behalf of investors who purchased or sold the Company's securities between August 14, 2006 and July 14, 2009, alleging claims of securities fraud under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and control person liability for such fraud under Section 20(a) of the same act, arising out of the Company's accounting for its acquisition of an interest in OQI Sask in August 2006.  On May 27, 2011, the plaintiffs in that putative class action filed an amended complaint (the "Amended Complaint") alleging the same legal causes of action but making the following changes from the Original Complaint:  a) expanding the putative class period so that it runs from March 20 2006 to January 13, 2011; b) naming as additional defendants eight individuals who are current or former directors of the Company as well as two additional corporate defendants, McDaniel & Associates Consultants Ltd. and TD Securities, Inc.; and c) basing the claimed fraud on a new theory that the Company overstated the value of its mineral rights as a result of misstatements about, among other things, the potential for extracting bitumen from oil sands lands for which the Company had exploration and development permits.  The Amended Complaint seeks unspecified damages.  The Company believes the suit is without merit and intends to defend itself vigorously.  On June 6, 2011, the Company filed a motion to dismiss the Amended Complaint.  On June 20, 2011, the plaintiffs filed their opposition to the motion to dismiss.  The Company filed its reply to the plaintiffs' opposition on June 27, 2011 and on July 29, 2011, the court heard oral arguments and reserved decision. On August 5, 2011, the two remaining defendants moved to dismiss the Amended Complaint. On September 16, 2011, the Court denied the Company's motion to dismiss the Amended Complaint. On September 29, 2011, the defendants answered the Amended Complaint.  Discover is ongoing.  The Company believes the claims are without merit.

On April 13, 2011, a derivative action entitled Proctor v. Wilson, et al., Case No 2011CV2769 was filed in District Court, Denver County, Colorado.  The derivative action names the following individual defendants:  T. Murray Wilson, Ronald Blakely, Paul Ching, Christopher H. Hopkins, Brian F. MacNeill, Ronald Philips, John Read, Gordon Tallman and Pamela Wallin.  In addition,  the Company is named as a nominal defendant.  Plaintiff asserts, among other things, claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and waste against the defendants relating to the alleged failure to properly account for the Company’s acquisition of a minority interest in Oilsands Quest Sask Inc. and the Company’s restatement of its financial statements for certain periods.  The plaintiff seeks unspecified damages on behalf of the Company, restitution on behalf of the Company, unspecified disgorgement of profits, unspecified equitable relief and reasonable costs and expenses including counsel fees and experts' fees.   Plaintiff sought and obtained approval from the court to file an amended complaint on September 8, 2011.    On October 17, 2011, the defendants filed a motion to dismiss the amended complaint.  Plaintiffs’ response to the motion to dismiss is due on December 15, 2011.  On December 1, 2011, the plaintiff requested and was granted a stay of all proceedings.  The Company believes the claims are without merit.

Commitments

The Company is subject to annual lease rentals, minimum exploration expenditures and work commitments related to its exploration permits, licenses and lease assets. For details of these required expenditures, refer to note 6.

14.	SUBSEQUENT EVENTS

a)
On November 29, 2011, the Company requested and obtained an Order from the Alberta Court of Queen’s Bench (the “Court”) providing creditor protection under the Companies’ Creditors Arrangement Act (Canada) ("CCAA"). After considering all available alternatives, the Board of Directors of Oilsands Quest has decided to seek CCAA protection following the inability of the Company and the third party that had signed a Letter of Intent to purchase the Company’s Wallace Creek asset to meet the terms of that Letter of Intent, thus causing the termination of the Company's negotiations with the third party.  While under CCAA protection, the Company will continue with its day to day operations.

b)
In November 2011, the Company received approval from the Government of Alberta to extend the expiry date on its Alberta Oil Sands Permits at Wallace Creek and Raven Ridge by two years from the original expiry date.

c)	The SPA entered into with Socius on October 17, 2011 (described in Note 11) was automatically terminated on November 29, 2011 upon filing of the CCAA protection.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses material changes in our results of operations and capital resources and uses for the three and six months ended October 31, 2011, compared to the three and six months ended October 31, 2010, and our financial condition and liquidity since April 30, 2011.  We presume that readers have read or have access to our 2011 Annual Report on Form 10-K/A, which includes disclosure regarding critical accounting policies and estimates as part of Management’s Discussion and Analysis of Financial Condition and Results of Operation.  Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.  All future payments in Canadian dollars have been converted to U.S. dollars using an exchange rate of $1.00 U.S. = $0.9935 CDN, which was the October 31, 2011 exchange rate.

Overview

Recent Events

On November 29, 2011, we requested and obtained an Order from the Alberta Court of Queen’s Bench (the "Court") providing creditor protection under the Companies’ Creditors Arrangement Act (Canada) ("CCAA"). While under CCAA protection, the Company will continue with its day to day operations.

In November 2011, the Company received approval to extend the termination date of its remaining permits at Wallace Creek and Raven Ridge by two years from the original expiration date.

Three Months Ended October 31, 2011

·
On July 18, 2011, the Company commenced a Rights Offering under which the existing shareholders were given the right to purchase shares in the Company.  This Rights Offering process was terminated on September 12, 2011 as the negotiation of a material transaction had reached an advanced stage and would have significantly changed the use of proceeds described in the rights offering prospectus.

·
On September 25, 2011, the company entered into a non-binding Letter of Intent with a third party to sell its Wallace Creek assets for total consideration of $60 million, which included $40 million cash at closing and a $20 million contingent payment subject to certain future events.  On November 28, 2011, negotiations with the third party for the sale of the Wallace Creek assets were terminated.

·
As previously announced, we relinquished the licenses in Saskatchewan and the southernmost permits at Raven Ridge in Alberta as we did not view these areas as being prospective for future development.  All of our activities in Saskatchewan will now be focused on the development of the Axe Lake leases.

·	During the quarter, various exploration permits for the oil shale properties in Pasquia Hills expired. We continue to hold one permit in the Pasquia Hills area near Hudson Bay, Saskatchewan.
·
On October 17, 2011, the Company entered into a securities purchase agreement to sell up to $12 million of redeemable preferred shares.  This agreement automatically terminated when the Company filed for CCAA protection.

Six Months Ended October 31, 2011

·	On May 17, 2011 we provided new resource estimates for Wallace Creek following the 2011 winter drilling program.
·	On June 27, 2011, we received an extension of our permits at Wallace Creek until March 31, 2013.
·	We provided an operational update at the TD Unconventional Oil Conference in Calgary on July 6, 2011.
·
On July 15, 2011 we received approval from the Government of Saskatchewan to convert portions of the Axe Lake permits to 15-year leases. The two leases, OSA00001 and OSA00002 will be governed under the terms of the Petroleum and Natural Gas Regulations, 1969 and will expire on March 31, 2027.

Companies’ Creditors Arrangement Act (Canada) (“CCAA”) Proceedings and Going Concern

On November 29, 2011, Oilsands Quest Inc. and certain subsidiaries, requested and obtained an order from the Alberta Court of Queen’s Bench (the “Court”) providing creditor protection under the Companies’ Creditors Arrangement Act (Canada) (“CCAA”). While under CCAA protection, the Company will continue with its day to day operations. CCAA protection stays creditors and others from enforcing rights against the Company and affords Oilsands Quest the opportunity to restructure its financial affairs. The initial order is in effect until December 21, 2011, and may be further extended as required and approved by the Court.

Under the terms of the initial order, Ernst & Young Inc. was named as the court-appointed monitor (“Monitor”) under CCAA. The Monitor will monitor the Company's property, business and financial affairs and report to the Court from time to time on the Company’s financial and operational position and any other matters that may be relevant to the CCAA proceeding. In addition, the Monitor may advise the Company on the development of a comprehensive restructuring plan and, to the extent required, assist the Company with a restructuring.

While under CCAA protection, the Board of Directors maintains its usual role and management of the Company remains responsible for the day to day operations. The Board of Directors and management, with advice from the Monitor, will be responsible for determining whether a given plan for restructuring the Company’s affairs is feasible.  Stakeholders whose rights would be compromised by the plan will have an opportunity to vote on the plan. Before a plan is implemented it must be approved by the requisite number and value of affected stakeholders contemplated by law and approved by the Court.

CCAA protection enables the Company to continue with its day to day operations until the CCAA status changes. The implications of this process for Oilsands Quest shareholders will not be known until the end of the restructuring process. If the affected stakeholders do not approve a plan in the manner contemplated by law, Oilsands Quest will likely be placed into receivership or bankruptcy. If by December 21, 2011, Oilsands Quest has not obtained an extension of the initial order or filed a plan , creditors and others will no longer be stayed from enforcing their rights.

In connection with the CCAA, the Company has granted a charge against its assets and any proceeds from and sales thereof, as follows and in the following priority:

•
First, an administration charge, in an amount not to exceed CAD$1 million, in favour of the Monitor and its counsel and counsel to the Company , to secure payment of professional fees and disbursements before and after the commencement of the CCAA proceedings; and

•
Second, a directors' and officers' charge, in an amount not to exceed CAD$1 million, in favour of the directors and officer of the Company as security for the Company's obligation to indemnify them against obligations and liabilities that they may incur as directors and officers after the commencement of the CCAA proceedings.

While the Company’s assets on its balance sheet are in excess of its liabilities, the majority of the asset value is in long term, heavy oil production reserves that will require substantial further investment to bring on to production.

Background to CCAA Proceeding

On August 17, 2010 the Company announced that it had initiated a process to explore strategic alternatives for enhancing shareholder value.  The strategic alternative process was overseen by a the special committee ("Special Committee") with advice from TD Securities Inc. which was engaged as a financial advisor to assist with this process.  The Special Committee considered all alternatives to increase shareholder value, including strategic financing opportunities, asset divestitures, joint ventures and/or a corporate sale, merger or other business combination.  The Company had many initial expressions of interest and exploratory conversations and signed confidentiality agreements with a number of entities who carried out detailed due diligence.

The formal strategic alternative process did not result in any proposals to the Company, and the process was concluded in June, 2011 upon the recommendation of the Special Committee.

The Company then proceeded to attempt to raise the funds required to advance the development of the Company's assets and on July 18, 2011, the Company commenced a Rights Offering under which the existing shareholders were given the right to purchase shares in the Company.  This Rights Offering process was terminated, on the basis of the factors described below, on September 12, 2011, and the Company has, to date, been unable to raise the funds required to advance the development of the Company's assets.  The decision to cancel the Rights Offering was based on the fact that the negotiation of a material transaction had reached an advanced stage – a transaction that would, if consummated, significantly change the use of proceeds described in the Rights Offering prospectus and that the Company would not achieve a full $60 million subscription through the Rights Offering, perhaps at least partially due to weak market conditions.

On September 25, 2011, the Company entered into a non-binding Letter of Intent with a third party to sell its Wallace Creek assets for total consideration of $60 million, which included $40 million cash at closing and a $20 million contingent payment subject to certain future events.  The sale of the Wallace Creek property would have provided the Company with the financial resources to focus on moving its largest and most advanced asset, Axe Lake, toward commercial development.

Completion of the transaction was subject to a number of terms and conditions, including negotiation of a definitive agreement, board approvals, due diligence, financing and approval by the Company's shareholders. On November 28, 2011, negotiations for the sale of the Wallace Creek assets were terminated as the potential purchaser could not complete the conditions outlined above within the time frames agreed to in the Letter of Intent.

Following the termination of the negotiations for the sale of the Wallace Creek, the Company initiated the CCAA process in order to preserve its liquidity and fund operations during the restructuring process. CCAA will allow the Company to reassess its business strategy with a view to developing a comprehensive financial and business restructuring plan.

To date the Company has not received any revenue from any of its natural resource properties, none of its estimated bitumen resources have been classified as proved reserves, and the Company's exploration and development work is capital intensive. The Company expects that significant additional exploration and development activities will be necessary to establish proved bitumen reserves, and to develop the infrastructure necessary to facilitate production, from the reserves.  As at October 31, 2011, the Company had negative working capital of $5.6 million (excluding restricted cash), including cash and cash equivalents of $4.5 million, and a deficit accumulated during the development phase of $721.7 million.

During the six months ended October 31, 2011, the Company expended $8.4 million on operating activities and $2.8 million on property and equipment. Management anticipates that the Company will be able to fund its activities at a reduced level through January 2012 with its cash and cash equivalents as at October 31, 2011. Accordingly, there is substantial doubt about our ability to continue as a going concern and without additional working capital, we may not be able to maintain operations beyond January 2012.

The accompanying consolidated financial statements have been prepared using U.S. GAAP and the rules and regulations of the SEC as consistently applied by Oilsands Quest prior to the CCAA. While the Company has filed for and been granted creditor protection, the consolidated financial statements continue to be prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The CCAA provides the Company with a period of time to stabilize its operations and financial condition and develop a plan. However, it is not possible to predict the outcome of these proceedings and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, it is not possible to predict whether the actions taken in any plan will result in sufficient improvements to the Company’s financial condition to allow it to continue as a going concern. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of the Company’s assets and liabilities. Further, a comprehensive restructuring plan could materially change the carrying amounts and classifications reported in the consolidated financial statements.

The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the CCAA. In particular, such consolidated financial statements do not purport to show: (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to shareholders accounts, the effect of any changes that may be made in the Company’s capitalization; or (d) as to operations, the effect of any changes that may be made in the Company’s business.

On November 29, 2011, the NYSE Amex ("NYSE") halted trading in the common shares of the Company (symbol: BQI). The NYSE may proceed to delist the Company for failure to meet the continued listing requirements of the NYSE as a result of the Company proceeding under the CCAA. The Company's common shares will remain suspended from trading until a delisting occurs, or until the NYSE permits the resumption of trading.

The Company does not currently have sufficient capital resources to carry out the exploration and development plans described above.  See "Corporate" and "Liquidity and Capital Resources" below.

Operations Summary:

Axe Lake Area – Reservoir Development Activities

We received approval from the Government of Saskatchewan to convert portions of the Axe Lake permits to 15-year leases. These leases, the first oil sands leases in Saskatchewan, are one of the key elements the Company needs in place to proceed to development of a commercial oil sands production facility.

The two leases, OSA00001 and OSA00002, will give us the certainty of land tenure we need to underpin commercial development at Axe Lake and are governed under the terms of the Petroleum and Natural Gas Regulations, 1969 (“1969 Regulations”).  The leases expire on March 31, 2027 and may be continued beyond this date if they meet certain requirements of the 1969 Regulations.

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

Development of a commercial project remains subject to financing, regulatory and other contingencies such as successful reservoir tests, board of directors’ approvals, and other risks inherent in the oil sands industry (See "Risk Factors" section of our Form 10-K/A for the year ended April 30, 2011 and see Item 1A "Risk Factors" below).

Exploration

After analysis of available drilling and seismic data, we concluded that the lands in the south part of Raven Ridge on Permit No. 7006080098 are not prospective and relinquished this permit in August 2011. Relinquishing this land has no impact on the Company's current resource estimates or development plans.

On June 27, 2011, the Company received approval from Alberta Energy to extend the Wallace Creek permits for an additional 67 days to March 31, 2013. This extension will allow for two full seasons of winter exploration programs.

During the quarter ended October 31, 2011, Saskatchewan Oil Shale Permit Nos. PS00222, PS00223, PS00224, PS00225, PS00226, PS00237 and PS00238 expired and, as of October 31, 2011, we hold one remaining exploration permit in Pasquia Hills, SHP800001, totaling 83,769 acres around Hudson Bay, Saskatchewan.

In September 2011, the Government of Alberta announced changes to the "Oil Sands Tenure Resolution, 2010" that would allow permit holders to apply to extend permits with an expiry date between December 1, 2010 and December 1, 2013 by two years.

In addition, the Government of Alberta has temporarily relaxed the drilling requirements for continuing permits to leases from 12 wells per section to 1 well per 3 sections.

In November 2011, the Company applied for, and received, approval to extend all of its remaining exploration permits in Wallace Creek and Raven Ridge by two years from their original expiration date.

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

We have applied for waivers on 83 core holes, the majority of which are located outside the current potential commercial development area and the regulator has indicated that they are willing to consider such waivers on a case by case basis.  Our waiver applications are based on the fact that these core holes fall outside the current commercial development area and are therefore located in areas that are not expected to be economically recoverable.  We have included approximately 146 core holes in our management’s best estimate of the re-abandonment costs as described in our financial statements. The Company is currently working with SMER to assess the waiver applications.  As indicated by the Saskatchewan Ministry of Energy and Resources, it is possible that if the Company does not meet its obligations to re-abandon these core holes, it could result in the cancellation of the Axe Lake permits under the governing regulations.

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

The remaining 128 core holes are comprised of a combination of locations that are in or adjacent to the commercial development area plus a portion of the core holes for which we are seeking waivers. Our best estimate of the undiscounted/gross costs to complete this program over the next four years is $25.8 million.

Corporate

On January 17, 2011, the Company entered into an equity distribution agreement (“Agreement”) with Knight Capital Americas, L.P. (“KCA”), a subsidiary of Knight Capital Group, Inc. Under the terms of the Agreement, the Company may offer and sell shares of common stock by way of “at-the-market” (ATM) distributions on NYSE, up to a maximum of US$20 million until January 18, 2012, through KCA as sales agent. The shares are distributed at market prices prevailing at the time of each sale and the timing, price and number of shares sold are at our discretion.  The number of shares sold on any given day is expected to be relatively small compared to the total volume of shares traded. As of October 31, 2011, 5,537,137 shares have been distributed under this arrangement for gross proceeds of $3.1 million.  Funds raised from the ATM program have been used to finance general corporate purposes. Future sales under this ATM are dependent upon our ability to retain our listing on the NYSE.

On October 17, 2011 the Company entered into a Securities Purchase Agreement ("SPA") with Socius CG II, Ltd., a subsidiary of Socius Capital Group (“Socius”).  The Company has the right, over a term of two years, to require Socius, subject to the terms and conditions of the SPA, to purchase up to $12 million of Series C redeemable preferred shares (the "Preferred Shares").  The Preferred Shares bear interest at an annual rate of 10%.  The Company may, at its sole discretion, submit a tranche notice to Socius to purchase a certain dollar amount of the Company's Preferred Shares at $10,000 per share.

Upon the issuance of the initial tranche notice, Socius will also receive warrants to purchase shares of the Company's common stock valued at 35% of the Preferred Share amount.  The initial exercise price of the warrants will be equal to the closing bid price of the Company's common stock on the day preceding the issuance of the first tranche notice.  When the Company elects to sell a tranche of Preferred Shares, warrants equal to 35% of the value of the Preferred Shares will vest and Socius is obligated to exercise these warrants.  The vested warrants will be at a price equal to the closing bid price on the day preceding the issuance of the tranche notice.  In addition, Socius is obligated to exercise an additional investment right to purchase common stock valued at 100 per cent of the amount of the Preferred Stock, at a per share price equal to the exercise price of the warrants associated with the sale of Preferred Stock.

The Company cannot issue a tranche notice in a dollar amount that will result in the common shares issued in accordance with the additional investment right and related warrants exceeding 9.99% of the then outstanding shares of the common stock. Socius may elect to issue secured promissory notes for the purchase of the common shares.  These promissory notes would be for a five year term and would bear interest at an annual rate of 2%.

The Company has not sold any Preferred Shares under the terms of the SPA.  The SPA automatically terminated when the Company filed for CCAA protection.

Liquidity and Capital Resources

The following discussion of liquidity and capital resources should be read in conjunction with the consolidated financial statements included in Part I, Item 1. “Financial Statements”. The consolidated financial statements have been prepared assuming that we will continue as a going concern.

At October 31, 2011, the Company held cash and cash equivalents totaling $4.5 million (April 30, 2011 - $16.0 million).

In July 2011, the Company commenced a $60 million rights offering under which the existing shareholders were given the right to purchase additional shares in the Company based on their pro-rata share ownership.  However, as described below, due to a potential sale of the Wallace Creek assets that would have impacted the Company’s financial position and funding requirements, the $60 million rights offering was cancelled on September 12, 2011.  Thereafter, the Company entered into a non-binding letter of intent (the "Letter of Intent") for the sale of the Wallace Creek assets with a third party on September 25, 2011. On November 28, 2011, the third party notified the Company that they could not meet the terms of that Letter of Intent and negotiations were terminated. This transaction would have provided the Company with the capital required to complete the Axe Lake pilot and prove its commercial recoverability. After considering all available alternatives, on November 28, 2011 the Board of Directors of the Company authorized the Company to file for creditor protection under the CCAA.  On November 29, 2011 the Company was granted an order from the Court providing creditor protection under CCAA.

There can be no assurance that the Company will be able to maintain its protection under the CCAA, implement a plan in the manner contemplated by law, implement a transaction or recapitalization or emerge as a solvent company. It is impossible to predict with certainty the length of time that the Company may spend in creditor protection under CCAA or whether a plan will be approved. The continuation of CCAA could materially adversely affect operations and relationships with creditors, customers, vendors, service providers, employees, and regulators.

There is no assurance that Oilsands Quest can obtain Debtor-in-Possession (“DIP”) financing, if required, to satisfy its obligations in the ordinary course.  Based on the Company’s cash flow projections the Company has determined that additional priority borrowings are not necessary from the date of its court filing to December 31, 2011. Therefore, the Company has not made arrangements for DIP financing at this time. Although Oilsands Quest reserves its rights to apply to the Court for such a DIP financing facility there is no assurance that such facility could be attained, should such financing be required to satisfy the Company’s ongoing obligations.

There can be no assurance that the initial period granted by the Court, and any subsequent extensions thereof, will be sufficient to present and finalize a plan. Should Oilsands Quest lose the protection of the stay under the CCAA, creditors may immediately enforce rights and remedies against Oilsands Quest and its properties, which may lead to the liquidation of the Company’s assets.

There can be no assurance that the Company can raise sufficient funds to carry out its exploration and development plans, meet its future obligations and alleviate doubt about our ability to continue as a going concern.  The Company cannot be certain that additional funds, even if available, will be on acceptable terms. To the extent additional funds are raised by issuing equity securities, or the Company undergoes a restructuring under the CCAA, significant dilution may be experienced by our shareholders.

Results of Operations

Net loss

Three months ended October 31, 2011 as compared to three months ended October 31, 2010.  The Company experienced a net loss of $4.5 million or $0.01 per share for the three months ended October 31, 2011 as compared to a net loss of $9.1 million or $0.03 per share for the three months ended October 31, 2010.  The decline in the net loss in the current period as compared to the prior period is primarily due to the decrease in corporate costs, mainly employee related costs and overall general and administration costs, as part of the Company’s cost reduction initiatives over the past year. Employees’ salaries decrease approximately by $0.9 million as compared to the same period last year due to workforce reductions initiated in September 2010 following the announcement of the review of strategic alternatives. The decline in the net loss is also caused by a reduction in exploration activity which was partially offset by an increase in depreciation and accretion.

Six months ended October 31, 2011 as compared to six months ended October 31, 2010. The Company experienced a net loss of $10.3 million or $0.03 per share for the six months ended October 31, 2011 as compared to a net loss of $25.1 million or $0.08 per share for the six months ended October 31, 2010. The decrease in the net loss as compared to the same period last year is due to a reduction in exploration activity, a reduction in cost revisions related to asset retirement obligations and a reduction in impairment loss recognized on property and equipment. During the same period last year, the Company incurred $8.1 million of cost revisions related to asset retirement obligations to re-abandon a certain number of wells in the Axe Lake area and reclaim the airstrip, camp site, access roads and reservoir test site at the Company’s properties. In addition, the Company recognized an impairment loss of $2.5 million on the Saskatchewan Oil Sands Licenses during the same period last year. These licenses were relinquished in August 2011 as they had no future prospect of development.

The Company expects to continue to incur operating losses and will continue to be dependent on additional sales of equity or debt securities and/or property sales or joint ventures to fund its activities in the future.

Exploration costs

Three months ended October 31, 2011 as compared to three months ended October 31, 2010.  Exploration costs for the three months ended October 31, 2011 were $0.1 million (2010 - $1.7 million).    Exploration expenditures in the three months ended October 31, 2011 decreased due to a reduction in overall drilling and exploration activity compared to the same period last year. The necessary capital resources are required in order to pursue our reservoir development and exploration activities in accordance to plan and to re-abandon the early exploration core holes to maintain the Axe Lake leases.

Six months ended October 31, 2011 as compared to six months ended October 31, 2010.  Exploration costs for the six months ended October 31, 2011 were $0.7 million (2010 - $13.4 million).  Exploration expenditures in the six months ended October 31, 2011 include $0.5 million of cost revisions related to asset retirement obligations compared to $8.1 million incurred last year in relation to the re-abandonment of a certain number of core holes at Axe Lake and the reclamation of the airstrip, camp site, access roads and reservoir test site at the Company’s properties. In addition, exploration expenditures decreased due to a reduction in overall drilling and exploration activity compared to the same period last year.

General and administrative

Corporate

Three months ended October 31, 2011 as compared to three months ended October 31, 2010.  General and administrative expenses settled with cash for the three months ended October 31, 2011 were $3.1 million (2010 - $5.3 million). Expenditures in the three month period ended October 31, 2011 consist of salaries ($0.8 million), legal and other professional fees ($1.0 million) and general office costs ($1.3 million).   General and administrative expenses in the three months ended October 31, 2010 consist of salaries ($2.4 million), legal and other professional fees ($1.7 million) and general office costs ($1.2 million).  As a result of cost reduction efforts initiated in September 2010 following the announcement of a review of strategic alternatives, salaries and other employee related costs decreased by $1.6 million compared to the same period last year, of which approximately $0.7 million related to severance payments incurred because of workforce terminations. Compared to last year, salary levels decreased by $0.9 million over the 3 month period ended October 31, 2011. The reduction in legal and professional fees for the three month period ended October 31, 2011 compared to the same period last year is explained by a reduction in professional fees associated with the formal process of the strategic alternative review completed in June 2011. During the current period, the downsizing activities in general office costs were partially offset by the recognition of a $0.6 million obligation under sublease contract incurred for the Calgary corporate office.

Six months ended October 31, 2011 as compared to six months ended October 31, 2010.  General and administrative expenses settled with cash for the six months ended October 31, 2011 were $7.2 million (2010 - $9.1 million).  Expenditures in the six month period ended October 31, 2011 consist of salaries ($2.4 million), legal and other professional fees ($2.8 million) and general office costs ($2.0 million).    General and administrative expenses in the six months ended October 31, 2010 consist of salaries ($3.9 million), legal and other professional fees ($2.8 million) and general office costs ($2.4 million). Cost reduction efforts and downsizing initiatives implemented by the Company this past year explained primarily the reduction in salaries and general office costs incurred during the six month ended October 31, 2011 compared to the same period last year.

At October 31, 2011, there were 12 employees and no seasonal field employees, and at October 31, 2010, there were 32 employees including 5 seasonal field employees.

Stock-based compensation

Three and six months ended October 31, 2011 as compared to three and six months ended October 31, 2010.  Stock-based compensation expense for the three months ended October 31, 2011 was $0.1 million (2010 – recovery of $0.001 million) and $0.1 million (2010 – $1.0 million) for the six months ended October 31, 2011 and consists of  stock based compensation related to the issuance of options to directors, officers and employees.  The decrease during the six month period compared to the same period in the prior year results from fewer options remaining to vest including options that forfeited due to the reduction in employee headcount.  A total of 1.6 million options were forfeited and 3.4 million options expired during the six months ended October 31, 2011.

Foreign exchange (gain) loss

Three and six months ended October 31, 2011 as compared to three and six months ended October 31, 2010. A foreign exchange gain of $0.2 million (2010 - $0.1 million) during the three months ended October 31, 2011 and $0.3 million (2010 - loss of $0.2 million) during the six months ended October 31, 2011 resulted from holding more U.S. funds in OQI during the current period compared to the same period last year when the value of the U.S. dollar appreciated against to the Canadian dollar.

Depreciation and accretion

Three and six months ended October 31, 2011 as compared to three and six months ended October 31, 2010.  Depreciation and accretion expense for the three months ended October 31, 2011 was $1.3 million (2010 - $1.1 million) and $2.6 million (2010 - $2.2 million) for the six months ended October 31, 2011. Depreciation expense relates to camp facilities, equipment and corporate assets which are being depreciated over their useful lives of 3 to 5 years.  Accretion expense relates to the asset retirement obligation recognized on the re-abandonment of a certain number of wells in the Axe Lake area and on the airstrip, camp site, access roads and reservoir test sites which are being brought into income over a period of 1 to 30 years.  The increase during the three and six month period ended October 31, 2011 compared to the same periods last year is due to the additional accretion on asset retirement obligation resulting from the re-abandonment of a certain number of wells in the Axe Lake area that was identified in the year ended April 30, 2010.

Impairment

Three and six months ended October 31, 2011 as compared to three and six months ended October 31, 2010.  The impairment for the three months ended October 31, 2011 was $0.04 million (2010 - $0.2 million) and $0.04 million (2010 - $2.2 million) for the six months ended October 31, 2011.   The impairment recognized during the three and six months ended October 31, 2011 was due to the costs incurred that were related to properties that are fully impaired. The impairment for the six months ended on October 31, 2010 was recognized on the Saskatchewan Oil Sands Licenses due to their high likelihood of relinquishment. These licenses were relinquished in August 2011 as they had no future prospect of development.

Interest and other income

Three and six months ended October 31, 2011 as compared to three and six months ended October 31, 2010.  Interest income for the three months ended October 31, 2011 was $0.01 million (2010 - $0.03 million) and $0.03 million (2010 - $0.04 million) for the six months ended October 31, 2011.  Interest income is earned because the Company pre-funds its activities and the resulting cash on hand is invested in short-term deposits.

Deferred income tax expense (benefit)

Three months ended October 31, 2011 as compared to three months ended October 31, 2010.  The deferred income tax benefit for the three months ended October 31, 2011 was $nil million (2010 - expense of $0.8 million) and $nil (2010 - $3.0 million) for the six months ended October 31, 2011.  During the three and six months ended October 31, 2011, no deferred income tax benefit was recognized since a full valuation allowance was taken on the taxable temporary differences associated with property and equipment capitalized on the balance sheet. At April 30, 2011, the deferred tax benefit associated with the impairment on undeveloped properties was recorded to the extent of the deferred tax liability amount on the balance sheet derived from the excess appreciated asset value over the tax basis of the Company’s net assets. Therefore, in addition to recording a full valuation allowance on all non-capital losses incurred in accordance with the Company’s accounting policy, a valuation allowance is now taken on taxable temporary differences associated with property and equipment capitalized on the balance sheet. The deferred income tax expense recognized in the three months ended October 31, 2010 resulted from asset retirement liabilities that were settled during the period and triggered the reversal of tax benefits previously recognized on asset retirement obligations.

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

Recently Issued Accounting Standards Not Yet Adopted

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended October 31, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K/A, that are of significance, or potential significance to the Company.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Vice President and Controller, Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.   Based on the evaluation as of October 31, 2011 our Chief Executive Officer and Vice President and Controller, Principal Accounting Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934) were effective.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On February 24, 2010, a derivative action entitled Make a Difference Foundation Inc. v. Hopkins, et al., Case No.  10-CV-00408, was filed in United States District Court for the District of Colorado by plaintiff Make a Difference Foundation, Inc.  The derivative action names the following individual defendants:  Christopher H. Hopkins, T. Murray Wilson, Ronald Blakely, Paul Ching, Brian MacNeill, Ronald Phillips, John Read, Gordon Tallman, Pamela Wallin, Thomas Milne and W. Scott Thompson.  In addition, the Company is named as a nominal defendant.  Plaintiff asserts, among other things, claims for waste and breaches of the fiduciary duty of loyalty and good faith by the defendants stemming from the Company's approval of the proposed sale of the Company's Pasquia Hills assets to Canshale Corp.  The plaintiff seeks unspecified damages on behalf of the Company, restitution on behalf of the Company, and reasonable costs and expenses including counsel fees and experts' fees.   The Company believes the claims are wholly without merit and filed a motion to dismiss the Complaint on May 18, 2010.  Before the motion to dismiss was ruled upon, Plaintiff filed an amended complaint and a second amended complaint on July 15, 2010 and September 20, 2010, respectively.  Defendants moved to dismiss the second amended complaint on September 29, 2010.  On May 23, 2011, Plaintiff and Defendants filed a stipulated motion requesting the stay of all case deadlines pending further negotiation of a settlement agreement that would resolve the litigation.   On August 11, 2011, the parties filed a Notice of Settlement Stipulation and Agreement.  On September 2, 2011, the parties entered into an Amended Stipulation and Agreement of Settlement and Release, and plaintiff filed an Unopposed Motion for Order to Preliminarily Approve Derivative Litigation Settlement. The Court denied plaintiffs motion without prejudice on October 6, 2011, directing plaintiff to re-submit an amended motion for preliminary approval of settlement to the Court.   On November 2, 2011, the Court granted plaintiff’s amended motion for preliminary approval of settlement.  The Court has scheduled a Settlement Hearing for February 24, 2012, where the Court will determine whether to approve the proposed settlement.  Additional information regarding the Settlement Hearing and the details of the pending settlement can be found at www.oilsandsquest.com.

As previously disclosed, on February 24, 2011, a putative class action complaint (the "Original Complaint") was filed against the Company and certain current and former officers of the Company on behalf of investors who purchased or sold the Company's securities between August 14, 2006 and July 14, 2009, alleging claims of securities fraud under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and control person liability for such fraud under Section 20(a) of the same act, arising out of the Company's accounting for its acquisition of an interest in OQI Sask in August 2006.  On May 27, 2011, the plaintiffs in that putative class action filed an amended complaint (the "Amended Complaint") alleging the same legal causes of action but making the following changes from the Original Complaint:  a) expanding the putative class period so that it runs from March 20 2006 to January 13, 2011; b) naming as additional defendants eight individuals who are current or former directors of the Company as well as two additional corporate defendants, McDaniel & Associates Consultants Ltd. and TD Securities, Inc.; and c) basing the claimed fraud on a new theory that the Company overstated the value of its mineral rights as a result of misstatements about, among other things, the potential for extracting bitumen from oil sands lands for which the Company had exploration and development permits.  The Amended Complaint seeks unspecified damages.  The Company believes the suit is without merit and intends to defend itself vigorously.  On June 6, 2011, the Company filed a motion to dismiss the Amended Complaint.  On June 20, 2011, the plaintiffs filed their opposition to the motion to dismiss.  The Company filed its reply to the plaintiffs' opposition on June 27, 2011 and on July 29, 2011, the court heard oral arguments and reserved decision. On August 5, 2011, the two remaining defendants moved to dismiss the Amended Complaint. On September 16, 2011, the Court denied the Company's motion to dismiss the Amended Complaint. On September 29, 2011, the defendants answered the Amended Complaint.  Discover is ongoing.  The Company believes the claims are without merit.

On April 13, 2011, a derivative action entitled Proctor v. Wilson, et al., Case No 2011CV2769 was filed in District Court, Denver County, Colorado.  The derivative action names the following individual defendants:  T. Murray Wilson, Ronald Blakely, Paul Ching, Christopher H. Hopkins, Brian F. MacNeill, Ronald Philips, John Read, Gordon Tallman and Pamela Wallin.  In addition,  the Company is named as a nominal defendant.  Plaintiff asserts, among other things, claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and waste against the defendants relating to the alleged failure to properly account for the Company’s acquisition of a minority interest in Oilsands Quest Sask Inc. and the Company’s restatement of its financial statements for certain periods.  The plaintiff seeks unspecified damages on behalf of the Company, restitution on behalf of the Company, unspecified disgorgement of profits, unspecified equitable relief and reasonable costs and expenses including counsel fees and experts' fees.   Plaintiff sought and obtained approval from the court to file an amended complaint on September 8, 2011.    On October 17, 2011, the defendants filed a motion to dismiss the amended complaint.  Plaintiffs’ response to the motion to dismiss is due on December 15, 2011.  On December 1, 2011, the plaintiff requested and was granted a stay of all proceedings.  The Company believes the claims are without merit.

Item 1A.  Risk Factors

RISKS RELATED TO OUR BUSINESS

Our business activities, and the oil and gas industry in general, are subject to a variety of risks.  If any of the following risk factors should occur, our profitability, financial condition or liquidity could be materially impacted.  As a result, holders of our securities could lose part or all of their investment in Oilsands Quest Inc.

We, and many of our subsidiaries, are conducting proceedings under the CCAA. Our business, operations and financial position are subject to the risks and uncertainties associated with such proceedings.

There can be no assurance that the Company will be able to maintain its protection under the CCAA, implement a plan in the manner contemplated by law, implement a transaction or recapitalization or emerge as a solvent company. It is impossible to predict with certainty the length of time that the Company may spend in creditor protection under CCAA or whether a plan will be approved. The continuation of CCAA could materially adversely affect operations and relationships with creditors, customers, vendors, service providers, employees, and regulators.

There is no assurance that Oilsands Quest can obtain Debtor-in-Possession (“DIP”) financing, if required, to satisfy its obligations in the ordinary course.  Based on the Company’s cash flow projections the Company has determined that additional priority borrowings are not necessary from the date of its court filing to December 31, 2011. Therefore, the Company has not made arrangements for DIP financing at this time. Although Oilsands Quest reserves its rights to apply to the Court for such a DIP financing facility there is no assurance that such facility could be attained, should such financing be required to satisfy the Company’s ongoing obligations.

There can be no assurance that the initial period granted by the Court, and any subsequent extensions thereof, will be sufficient to present and finalize a plan. Should Oilsands Quest lose the protection of the stay under the CCAA, creditors may immediately enforce rights and remedies against Oilsands Quest and its properties, which may lead to the liquidation of the Company’s assets.

There can be no assurance that the Company can raise sufficient funds to carry out its exploration and development plans, meet its future obligations and alleviate doubt about our ability to continue as a going concern.  The Company cannot be certain that additional funds, even if available, will be on acceptable terms. To the extent additional funds are raised by issuing equity securities, or the Company undergoes a restructuring under the CCAA, significant dilution may be experienced by our shareholders.

Due to our history of operating losses, we are uncertain that we will be able to maintain sufficient cash to accomplish our business objectives and to continue as a going concern

The consolidated financial statements have been prepared assuming that we will continue as a going concern. However, without additional funding, we may not be able to continue our operations beyond January 2012. During the fiscal years ended April 30, 2011 and 2010, we suffered net losses of $316 million and $64 million, respectively. At October 31, 2011, there was stockholders’ equity of $123.3 million, negative working capital of $5.6 million and a deficit accumulated during the development phase of $721.1 million. There is no assurance that we can generate net income, generate revenues or successfully explore and exploit our properties.

Significant amounts of capital will be required to explore and maintain in good standing the lands in Saskatchewan and Alberta. The only source of future funding presently available to us is through the sale of additional equity capital, borrowing funds, or selling a portion of our interests in our assets. There is no assurance that any additional equity capital or borrowings required will be obtainable on terms acceptable to us, if at all. Failure to obtain such additional financing, could result in delays or indefinite postponement of further exploration and development of our projects. Equity financing, if available, may result in substantial dilution to existing shareholders. Our financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we become unsuccessful in implementing these plans.

As a result of these risks, we have concluded there is substantial doubt related to our ability to continue as a going concern.  Our financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we become unsuccessful in implementing these plans.

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

Alberta's new Land-Use Framework, which is to be implemented under the Alberta Land Stewardship Act ("ALSA"), sets out the Government of Alberta's approach to managing Alberta's land and natural resources to achieve long-term economic, environmental and social goals.  ALSA contemplates the creation of regional plans which could amend or extinguish previously issued regulatory permits, licenses, approvals and authorizations in order to achieve or maintain an objective or policy resulting from the implementation of a regional plan.  The Government of Alberta is expected to develop a regional plan for each of seven regions in the province and has identified the Lower Athabasca Regional Plan ("LARP") as a priority.  The Company's properties in Alberta are within the LARP's boundaries.  The LARP is expected to incorporate regional thresholds for air emissions, water use and land disturbance to control cumulative effects of industrial development, and guide future resource decisions while considering social and economic impacts.  A draft LARP was returned for public comment on August 29, 2011.  It is expected to be sent to the Alberta Cabinet for approval in mid 2012.

In Saskatchewan, a new Environmental Management and Protection Act, 2010 has been passed by the Legislature but not yet proclaimed.  The new Act will include authority for the Saskatchewan Environmental Code, which adopts a new results-based regulatory framework for managing and protecting the environment.  It is anticipated that the Act and the Code will be proclaimed in 2012.

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

The Species at Risk Act, or SARA, was enacted by the Government of Canada as a means to manage species of special concern to prevent them from becoming extinct, endangered or threatened.  The woodland caribou has been designated as a species under threat in the Province of Alberta. Pursuant to the SARA, lands that fall within our oil sands leases have been designated as sensitive habitat for caribou.  We have undertaken enhanced operating practices within the designated areas with a view to protecting the threatened caribou population.

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

If the Company is unable to re-abandon the early exploration core holes to industry and regulatory standards, it could result in the cancellation of leases or limit our ability to develop the reservoir.

As at October 31, 2011, we estimate the total undiscounted inflation-adjusted amount required to settle the asset retirement obligations in respect of the Company’s wells and facilities is approximately $43.1 million. This estimate includes the cost to re-abandon a number of wells at Axe Lake from the Company's early exploration core hole programs. It is possible that the Company, based on its current liquidity and future estimated cash flows, may not be able to comply with the requirements of the regulations, and the permits and leases may be cancelled as a result.

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

The restatement of our consolidated financial statements may result in litigation and government enforcement actions

We have restated our consolidated financial statements and other financial information for the years ended April 30, 2008 and 2007 and the interim periods from October 31, 2008 through January 31, 2009 primarily with respect to the accounting treatment of our August 2006 acquisition of a non-controlling interest (35.92%) of OQI Sask which together with our 64.08% interest resulted in a 100% interest in OQI Sask.  We have also restated our consolidated financial statements and other financial information for the interim period ended October 31, 2009 with respect to accounting for stock-based compensation.  The restatement of our prior financial statements may expose us to risks associated with litigation, regulatory proceedings and government enforcement actions, including the risk that the SEC may disagree with the manner in which we have accounted for and reported the financial impact of the restatement which could result in the Company having to further restate its prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

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

Canada has been an active participant in the United Nations Framework Convention on Climate Change (UNFCCC) since its establishment, and has signaled its desire to work with international partners to negotiate a new fair and effective international climate change agreement for the post-2012 period.  On December 5, 2011 Canada announced that it would be withdrawing as a signatory to the Kyoto Protocol.

Previously Canada committed to reducing its economy-wide GHG emissions by 17% below 2005 levels by 2020, which is equivalent to reducing Canada’s 2020 emissions to 607 megatonnes (Mt).  This target was set internationally in the Copenhagen Accord, and is aligned with that of the United States.  Canada’s target was formally reiterated in the Cancun Agreement, adopted in December 2010.

Over the last several years, the federal Government has undertaken a number of initiatives to achieve domestic GHG reductions.  These measures include regulations, codes and standards, targeted investments, incentives, tax measures and programs that directly reduce GHG emissions.

Going forward, the Government has announced that it will focus on a sector-by-sector regulatory approach, beginning with the largest sources of emissions.  Given the high degree of economic integration between Canada and the U.S., Canada has stated that it will be aligned with future U.S. emissions reduction regulations where it is appropriate and in Canada’s best interests to do so.  This regulator agenda will continue to be supported by the targeted complementary measures designed to advance Canada’s transition to a clean energy economy.

Under Canada’s plan to address climate change, actions have been taken regarding two of the largest sources of GHG emissions: the electricity and transportation sectors.

The oil sands industry is expected to be a sector of the economy where the federal Government will regulate GHG emissions next.  However, at this time it is not known how or when GHG emissions from the oil sands industry will be regulated or the reductions in emissions that will be required.  We believe that it is reasonably likely that new federal legislation requiring GHG emissions will be enacted in Canada and that such federal legislation could have a material effect on the development of our assets.

On April 20, 2007, the Government of Alberta passed the Climate Change and Emissions Management Amendment Act establishing a framework for GHG emission reductions. The Specified Gas Emitters Regulation created under the Act requires facilities that emit more than 100,000 tonnes of carbon dioxide equivalent ("CO2e") annually to reduce their emission intensity starting July 1, 2007 by 12 percent from 2003-2005 levels. New facilities in operation less than eight years will be required to achieve these reductions over the fourth to eight years of operation. These obligations may be met by in-house reductions, the purchase of certain emission reductions or offset credits or a contribution of $15 per tonne of GHG emissions to a provincial technology fund.  We believe that the costs of complying with the Regulation could be material should our operations grow to emit more than 100,000 tonnes of CO2e annually.

On May 20, 2010, the Saskatchewan Legislature passed The Management and Reduction of Greenhouse Gases Act but has yet to proclaim it into law.  The Act sets a policy and regulatory framework for reducing GHG emissions in Saskatchewan and sets a provincial target of a 20% reduction in GHG emissions from 2006 levels by 2020.   The specific GHG emission reduction requirements, and the industries required to meet those reductions, as well as details on the methods by which reductions may be achieved, are to be set by further regulations.  It is expected that facilities which emit 50,000 tonnes of  CO2 per year will be required to reduce GHG emissions by 2% per year over a baseline emission level from 2010 to 2019.  New facilities constructed after 2006 that have emissions in excess of 50,000 tonnes of CO2 annually will also be required to achieve emission reduction targets.

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

Title Risks

Aboriginal peoples have claimed aboriginal title and rights to a substantial portion of western Canada, and both First Nations and Métis peoples have commenced and could in the future commence actions claiming, among other things, aboriginal title to our Alberta and Saskatchewan lands and other lands located in the vicinity of those lands.  First Nations and Métis peoples have also stated that governments have not complied with their constitutionally mandated duty to consult with and accommodate First Nations and Métis in relation to decisions that enabled us to acquire and that are required to enable us to develop our Saskatchewan and Alberta lands, and have commenced and could in the future commence actions asserting such claims.  Certain of these claims, if successful, could have a significant adverse effect on our ability to conduct our business, including impacting our ability to explore and develop by impacting our ability to obtain, retain or exercise rights under permits, leases, licenses and other approvals, and the terms of such approvals.

RISKS RELATING TO OUR COMMON STOCK

The Company’s listing on the NYSE may continue to be halted and we may be unable to continue meeting the listing requirements of the NYSE and may be delisted

On November 29, 2011 the NYSE halted trading in Oilsands Quest’s common shares and imposed an ongoing suspension in trading of the shares.  Delay in the resumption of trading on the NYSE or failure to retain the Company’s listing on the NYSE or another stock exchange will drastically reduce the liquidity of the Company’s common shares.

We have numerous outstanding options, warrants and commitments to issue shares, which may adversely affect the price of our common stock

As of October 31, 2011, we have reserved 17,963,000 shares of our common stock for issuance upon exercise of outstanding options under plans at prices as low as $0.29 per share. The Company has also reserved 1,388,567 shares of common stock to be issued on settlement of debt of a former subsidiary. Pursuant to the Reorganization Agreement with OQI Sask dated August 14, 2006, the Company is required to issue up to 65,476,103 shares of its common stock for all of the OQI Sask Exchangeable Shares (including warrants and options to acquire OQI Sask Exchangeable Shares) issued upon the closing (the “Reorganization”). As of October 31, 2011, 46,550,148 OQI Sask Exchangeable Shares have already been exchanged for shares of our common stock and up to an additional 18,925,956 OQI Sask Exchangeable Shares may be exchanged for common stock. Any sale into the public market of our common stock purchased privately at prices below the current market price could be expected to have a depressive effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

None.

Item 5.  Other Information

On September 12, 2011 Oilsands Quest received notice from the staff of the NYSE that, based on their review of the Company’s Form 10-K/A for the fiscal year ended April 30, 2011 and discussions and correspondence with management, the Company is not in compliance with certain of the NYSE's continued listing standards as set forth in Part 10 of the NYSE's Company Guide. Specifically, the NYSE noted that the Company is not in compliance with Section 1003(a)(iv) of the Company Guide because the Company has sustained losses which are so substantial in relation to the Company’s overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the NYSE, as to whether the Company will be able to continue operations and/or meet its obligations as they mature.

On October 12, 2011, the Company submitted a plan explaining how the Company intends to return to full compliance with the NYSE’s listing requirements.  The Company believed that with the Socius financing and the Wallace Creek asset sale pursuant to the Letter of Intent Oilsands Quest would have secured the necessary capital to move ahead with operations and use the resulting reservoir production data to seek a joint venture partner, strategic investor, or purchaser of the asset or the Company.

Following the termination of negotiations on the Wallace Creek sale, the NYSE halted trading in the common shares of the Company (symbol: BQI). On December 2, 2011, the NYSE requested that Company submit a revised plan by December 12, 2011.  The NYSE may proceed to delist the company for failure to meet the continued listing requirements of the NYSE .  The Company's common shares will remain suspended from trading until a delisting occurs, or until the NYSE permits the resumption of trading.

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

OILSANDS QUEST INC.

Date: December 9, 2011	By:	/s/ Garth Wong
Garth Wong, President and Chief Executive Officer

Date: December 9, 2011	By:	/s/ Annie Lamoureux
Annie Lamoureux, Vice President and Controller, Principal Accounting Officer