Form 10-Q
period 2012-01-31
Oilsands Quest Inc
filed 2012-03-08
CIK 1096791

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2012
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

As of March 7, 2012 there were 348,698,837 shares of common stock issued and outstanding.

OILSANDS QUEST INC.
FORM 10Q FOR THE QUARTER ENDED
January 31, 2012

Table of Contents

Part I. Financial Information
Forward-Looking Statements
Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheets as of January 31, 2012 and April 30, 2011	4
	Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended January 31, 2012 and 2011 and for the Period from Inception on April 3, 1998 to January 31, 2012	4
	Unaudited Consolidated Statements of Stockholders’ Equity for the Nine Months Ended January 31, 2012 and 2011, for the Years Ended April 30, 2011 and 2010, and for the Period from Inception on April 3, 1998 to April 30, 2009	6
	Unaudited Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended January 31, 2012 and 2011 and for the Period from Inception on April 3, 1998 to January 31, 2012	10
	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended January 31, 2012 and 2011 and for the Period from Inception on April 3, 1998 to January 31, 2012	11
	Unaudited Notes to Consolidated Financial Statements	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

Part II Other Information		35

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	44

Item 4.	(Removed and Reserved)	44

Item 5.	Other Information	44

Item 6.	Exhibits	45
	Signatures	45

Cautionary Statement about Forward-Looking Statements
The following includes certain statements that may be deemed to be "forward-looking statements."  All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements.  Such forward-looking statements include discussion of such matters as:

●	our ability to maintain protection under the Companies’ Creditors Arrangement Act (Canada) (“CCAA”);
●	our ability to successfully complete the Solicitation Process while in CCAA proceedings;
●	our ability to submit a timely plan to our stakeholders and the court under the CCAA and to resolve our operational, legal and financial difficulties;
●	risks and uncertainties associated with limitations on actions against the Company and certain subsidiaries during creditor protection proceedings;
●	risks and uncertainties associated with potential delisting of the Company’s common shares from the NYSE Amex LLC (the "NYSE");
●	our ability to maintain sufficient cash to accomplish our business objectives, including our ability to continue as a going concern;
●	the amount and nature of future capital, exploration and development expenditures;
●	the extent and timing of exploration and development activities;
●	business strategies and development of our business plan and exploration programs;
●	potential relinquishment of certain of our oil sands permits and licenses;
●	anticipated cost of our asset retirement obligations, including the extent and timing of our core hole re-abandonment program; and
●	our ability to secure additional funds through the sale of assets or issuance of equity.

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

It is presumed that readers have read or have access to our 2011 Annual Report filed on Form 10-K/A which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  All future payments in Canadian dollars have been converted to United States dollars using an exchange rate of $1.00 U.S. = $1.0052 CDN, which was the January 31, 2012 exchange rate.  Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Under Creditor Protection Proceedings as of November 29, 2011 - note 1)
(Unaudited)
(in thousands, except share data)

	January 31, 2012	April 30, 2011

ASSETS
Current Assets:
Cash and cash equivalents	$1,789	$15,984
Restricted cash (note 4)	2,279	1,862
Accounts receivable	1,364	921
Prepaid expenses	439	630
Total Current Assets	5,871	19,397

Property and Equipment (notes 5 and 6)	145,546	153,795
Total Assets	$151,417	$173,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$370	$561
Accrued liabilities	1,659	5,696
Current portion of asset retirement obligation (note 8)	479	7,297
Total Current Liabilities	2,508	13,554

Obligation under sublease contract	1,064	550
Asset Retirement Obligation (note 8)	4,455	19,585
Liabilities subject to compromise (note 7)	25,775	-

Stockholders’ Equity:
Capital Stock
Preferred Stock, par value of $0.001 each, 10,000,000 shares authorized, 1 Series B Preferred share outstanding (notes 10 and 11)	-	-
Common Stock, par value of $0.001 each, 750,000,000 shares authorized, 348,698,837 and 348,495,556 shares outstanding at January 31, 2012 and April 30, 2011 respectively (note 11)	348	348
Additional Paid-in Capital	789,866	789,738
Deficit Accumulated During Development Stage	(725,975)	(711,435)
Accumulated Other Comprehensive Income	53,376	60,852
Total Stockholders’ Equity	117,615	139,503
Total Liabilities and Stockholders’ Equity	$151,417	$173,192

Companies' Creditor Arrangement Act (Canada) proceedings and going concern (note 1)
Contingencies and commitments (note 14)
Subsequent events (notes 1, 5, 6, 14 and 15)

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Under Creditor Protection Proceedings as of November 29, 2011 - note 1)
(Unaudited)
(in thousands, except share data and per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,		From Inception on April 3, 1998 through to January 31,
	2012	2011	2012	2011	2012
Expenses
Exploration	$169	$2,808	$847	$16,225	$279,172
General and administrative
Corporate	2,703	3,668	9,856	12,800	85,945
Stock-based compensation (notes 9 and 12)	60	50	128	1,017	148,247
Foreign exchange (gain) loss	(133)	(59)	(392)	144	(580)
Depreciation and accretion	1,177	1,069	3,827	3,290	13,902
Impairment of property and equipment (note 6)	-	5,086	40	7,329	346,703
Total Expenses	3,976	12,622	14,306	40,805	873,389
Other Items
Interest income	(10)	(68)	(37)	(112)	(6,605)
Loss before reorganization expenses and deferred income tax	3,966	12,554	14,269	40,693	866,784
Reorganization expenses (note 13)	271	-	271	-	271
Loss before deferred income taxes	4,237	12,554	14,540	40,693	867,055
Deferred income tax benefit	-	(1,892)	-	(4,916)	(133,386)
Net loss	4,237	10,662	14,540	35,777	733,669
Net loss attributable to non-controlling interest	-	-	-	-	(7,694)
Net loss attributable to common stockholders	$4,237	$10,662	$14,540	$35,777	$725,975
Net loss attributable to common stockholders per share - Basic and Diluted	$0.01	$0.03	$0.04	$0.10
Weighted average number of common stock outstanding	367,624,793	360,595,841	367,624,793	342,130,646

 See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(Under Creditor Protection Proceedings as of November 29, 2011 - note 1)
(Unaudited)
(in thousands, except shares)

					Additional	Accumulated Other Comprehensive	Deficit Accumulated During the	Total

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Paid in Capital	Income (Loss)	Development Stage	Stockholders’ Equity
Balance, April 30, 2011	348,495,556	$348	1	$-	$789,738	$60,852	$(711,435)	$139,503
Common stock issued for :
Exchange of OQI Sask Exchangeable shares	203,281	-	-	-	-	-	-	-
Stock-based compensation cost	-	-	-	-	128	-	-	128
Other comprehensive loss:
Foreign exchange loss on translation	-	-	-	-	-	(7,476)	-	(7,476)
Net loss	-	-	-	-	-	-	(14,540)	(14,540)
Balance January 31, 2012	348,698,837	$348	1	$-	$789,866	$53,376	$(725,975)	$117,615

	Common Stock		Preferred Stock		Additional	Accumulated Other	Deficit Accumulated During	Total
	Shares	Par Value	Shares	Par Value	Paid in Capital	Comprehensive Income	Development Stage	Stockholders’ Equity
Balance, April 30, 2010	292,491,188	$292	1	$-	$758,007	$35,612	$(395,196)	$398,715
Common stock issued for:
Cash	47,996,858	48	-	-	31,294	-	-	31,342
Stock-based compensation	-	-	-	-	1,017	-	-	1,017
Share issue costs	-	-	-	-	(1,794)	-	-	(1,794)
Premium on flow-through shares	-	-	-	-	(2,304)	-	-	(2,304)
Exchange of OQI Sask Exchangeable shares	2,687,387	3	-	-	(3)	-	-	-
Proceeds from exercise of OQI Sask options	-	-	-	-	212	-	-	212
Other comprehensive income:
Foreign exchange gain on translation	-	-	-	-	-	3,652	-	3,652
Net loss	-	-	-	-	-	-	(35,777)	(35,777)
Balance, January 31, 2011	343,175,433	$343	1	$-	$786,429	$39,264	$(430,973)	$395,063

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(Under Creditor Protection Proceedings as of November 29, 2011 - note 1)
(Unaudited)
(in thousands, except shares)

					Additional	Accumulated Other	Deficit Accumulated During the	Total

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Paid in Capital	Comprehensive Income	Development Stage	Stockholders’ Equity
Balance, April 30, 2010	292,491,188	$292	1	$-	$758,007	$35,612	$(395,196)	$398,715
Common stock issued for:
Cash	53,126,995	53	-	-	34,155	-	-	34,208
Premium on flow-through shares	-	-	-	-	(1,851)	-	-	(1,851)
Exchange of OQI Sask Exchangeable shares	2,877,373	3	-	-	(3)	-	-	-
Stock-based compensation cost	-	-		-	1,292	-	-	1,292
Share issue costs	-	-	-	-	(2,074)	-	-	(2,074)
Proceeds from exercise of OQI Sask options	-	-	-	-	212	-	-	212
Other comprehensive income:
Foreign exchange gain on translation	-	-	-	-	-	25,240	-	25,240
Net loss	-	-	-	-	-	-	(316,239)	(316,239)
Balance April 30, 2011	348,495,556	$348	1	$-	$789,738	$60,852	$(711,435)	$139,503

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(Under Creditor Protection Proceedings as of November 29, 2011 - note 1)
(Unaudited)
(in thousands, except shares)

	Common Stock		Preferred Stock		Additional	Accumulated Other	Deficit Accumulated During the	Total
	Shares	Par Value	Shares	Par Value	Paid in Capital	Comprehensive Income (Loss)	Development Stage	Stockholders’ Equity
Balance, April 30, 2009	241,559,549	$242	1	$-	$713,591	$(26,022)	$(330,715)	$357,096
Common stock issued for:
Cash	44,789,313	45	-	-	39,969	-	-	40,014
Stock option exercises	964,769	-	-	-	782	-	-	782
Exchange of OQI Sask Exchangeable shares	5,177,557	5	-	-	(5)	-	-	-
Stock-based compensation cost	-	-		-	5,584	-	-	5,584
Share issue costs	-	-	-	-	(2,096)	-	-	(2,096)
Proceeds from exercise of OQI Sask options	-	-	-	-	182	-	-	182
Other comprehensive income:
Foreign exchange gain on translation	-	-	-	-	-	61,634	-	61,634
Net loss	-	-	-	-	-	-	(64,481)	(64,481)
Balance April 30, 2010	292,491,188	$292	1	$-	$758,007	$35,612	$(395,196)	$398,715

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(Under Creditor Protection Proceedings as of November 29, 2011 - note 1)
(Unaudited)
 (in thousands, except shares)

	Common Stock		Preferred Stock		Additional Paid in	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development	Non- Controlling	Total Stockholders '
	Shares	Par Value	Shares	Par Value	Capital	(Loss)	Stage	Interest	Equity
Common stock issued at inception on April 3, 1998 for assets	6,000,000	$6	-	$-	$92	$-	$-	$-	$98
Common stock issued for:
Subscription	77,500	-	-	-	36	-	-	-	36
Property	18,796,604	18	-	-	12,815	-	-	-	12,833
Cash	114,665,547	116	-	-	340,013	-	-	-	340,129
Cashless exercise of warrants and options	13,184,966	13	-	-	(13)	-	-	-	-
Stock based compensation	44,000	-	-	-	116	-	-	-	116
Services	17,973,611	18	-	-	10,836	-	-	-	10,854
Settlement of debt	32,490,383	33	-	-	28,294	-	-	-	28,327
Premium on flow-through shares	-	-	-	-	(8,717)	-	-	-	(8,717)
Preferred shares issued on reorganization (note 10)	-	-	1	-	223,579	-	-	-	223,579
Stock option exercises	35,000	-	-	-	165	-	-	-	165
Exchange of OQI Sask exchangeable shares	38,291,938	38	-	-	(38)	-	-	-	-
Share issue costs	-	-	-	-	(13,082)	-	-	-	(13,082)
Stock-based compensation cost	-	-	-	-	94,395	-	-	-	94,395
Proceeds from exercise of OQI Sask options and warrants	-	-	-	-	4,177	-	-	-	4,177
Beneficial conversion feature of Convertible debenture and warrants	-	-	-	-	20,923	-	-	-	20,923
Non-controlling interest:
Shares issued to non-controlling interest	-	-	-	-	-	-	-	13	13
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(7,694)	(7,694)
Increase in interest arising from share issuance by OQI Sask								24,433	24,433
Shares purchased from non-controlling interest								(16,752)	(16,752)
Other comprehensive loss:
Foreign exchange loss on translation	-	-	-	-	-	(26,022)	-	-	(26,022)
Net loss	-	-	-	-	-	-	(330,715)	-	(330,715)
Balance April 30, 2009	241,559,549	$242	1	$-	$713,591	$(26,022)	$(330,715)	$-	$357,096

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss
(Under Creditor Protection Proceedings as of November 29, 2011 - note 1)
(Unaudited)
(in thousands)

	Three Months Ended January 31,		Nine Months Ended January31,		From Inception on April 3, 1998 through to January 31,
	2012	2011	2012	2011	2012
Net loss	$4,237	$10,662	$14,540	$35,777	$733,669
Foreign exchange loss (gain) on translation	1,475	(6,456)	7,476	(3,652)	(53,376)
Comprehensive Loss	5,712	$4,206	$22,016	$32,125	$680,293
Comprehensive loss attributable to non-controlling interest	-	-	-	-	(7,694)
Comprehensive loss attributable to common stockholders	$5,712	$4,206	$22,016	$32,125	$672,599

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Under Creditor Protection Proceedings as of November 29, 2011 - note 1)
(Unaudited)
(in thousands)

	Nine Months Ended January 31,		From Inception on April 3, 1998 through to January 31,
	2012	2011	2012
Operating Activities
Net loss	$(14,540)	$(35,777)	$(733,669)
Non-cash adjustments to net loss
Stock-based compensation	128	1,017	148,247
Deferred income tax benefit	-	(4,916)	(133,386)
Depreciation and accretion	3,827	3,290	13,902
Asset retirement obligation expensed	537	8,546	25,408
Impairment of property and equipment	40	7,329	346,703
Other non-cash items	633	-	2,418
Asset retirement expenditures	-	(4,431)	(4,585)
Net lease expenditures	(154)	-	(154)
Changes in Non-Cash Working Capital
Accounts receivable and prepaid expenses	(343)	403	(1,095)
Accounts payable and accrued liabilities	(1,491)	1,050	9,126
Cash Used in Operating Activities	(11,363)	(23,489)	(327,085)

Investing Activities
Property and equipment expenditures	(1,983)	(2,832)	(86,193)
Proceeds on sale of equipment	82	-	82
Restricted cash	(523)	(937)	(2,385)
Other investments	-	-	(548)
Cash Used in Investing Activities	(2,424)	(3,769)	(89,044)

Financing Activities
Issuance of shares for cash, net of issue costs	-	29,548	398,396
Shares issued on exercise of subsidiary options and warrants	-	212	4,505
Shares issued by subsidiary to non-controlling interest	-	-	7,664
Convertible debentures	-	-	8,384
Cash Provided by Financing Activities	-	29,760	418,949

Inflow (Outflow) of cash and cash equivalents	(13,787)	2,502	2,820
Effects of exchange rate changes on cash and cash equivalents	(408)	(181)	(1,031)
Cash and cash equivalents, Beginning of Period	15,984	18,642	-
Cash and cash equivalents, End of Period	$1,789	$20,963	$1,789

Supplemental disclosures of cash flow information:
Cash paid for reorganization expenses (note 13)	$28	$-	$28
Changes in non-cash working capital related to reorganization expenses (note 13)	$243	$-	$243

Non-Cash Financing Activities
Common stock issued for properties	$-	$-	$10,848
Warrants issued for properties	$-	$-	$1,764
Common stock issued for services	$-	$-	$10,505
Common stock issued for debt settlement	$-	$-	$28,401

See Notes to Consolidated Financial Statements

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Under Creditor Protection Proceedings as of November 29, 2011 - note 1)
(Unaudited)

1.	COMPANIES’ CREDITORS ARRANGEMENT ACT (CANADA) PROCEEDINGS AND GOING CONCERN

On November 29, 2011, Oilsands Quest Inc. and its subsidiaries (collectively, the “Company” or “Oilsands Quest”), requested and obtained an order from the Alberta Court of Queen’s Bench (the “Court”) providing creditor protection under the Companies’ Creditors Arrangement Act (Canada) (“CCAA”). While under CCAA protection, the Company will continue with its day to day operations. CCAA protection stays creditors and others from enforcing rights against the Company and affords the Company the opportunity to restructure its financial affairs. The stay of proceedings is currently in effect until May 18, 2012, and may be further extended as required and approved by the Court.

Under the terms of the initial order, Ernst & Young Inc. was named as the court-appointed monitor (“Monitor”). The Monitor will monitor the Company's assets and liabilities, business and financial affairs and report to the Court from time to time on the Company’s financial and operational position and any other matters that may be relevant to the CCAA proceedings. In addition, the Monitor may advise the Company on the development of a comprehensive restructuring plan and, to the extent required, assist the Company with a restructuring.

While under CCAA protection, the Board of Directors maintains its usual role and management of the Company remains responsible for the day to day operations. The Board of Directors and management, with advice from the Monitor, will be responsible for determining whether a given plan for restructuring the Company’s affairs is feasible. Certain stakeholders whose rights would be compromised by the plan will have an opportunity to vote on the plan. Before a plan is implemented it must be approved by the requisite number and value of affected stakeholders contemplated by law and approved by the Court.

CCAA protection enables the Company to continue with its day to day operations until the CCAA status changes. The implications of this process for Oilsands Quest shareholders will not be known until the end of the restructuring process. If the affected stakeholders do not approve a plan in the manner contemplated by law, Oilsands Quest will likely be placed into receivership or bankruptcy. If by May 17, 2012, Oilsands Quest has not obtained a further extension of the initial order or filed a plan, creditors and others will no longer be stayed from enforcing their rights.

In connection with the CCAA, the Company has granted a charge against its assets and any proceeds from and sales thereof, as follows and in the following priority:

•	First, a Debtor-in-Possession (“DIP”) Charge to Century Services Inc. in sums as may be borrowed up to $3.75 million; (discussed in detail below);
•
Second, an administration charge, in an amount not to exceed CAD$1 million, in favour of the Monitor and its counsel and counsel to the Company, to secure payment of professional fees and disbursements before and after the commencement of the CCAA proceedings; and

•
a financial advisor charge in a maximum amount of CAD$1 million in connection with the engagement of TD Securities Inc. (“TD Securities”). This charge ranks equally with the administration and represents a security for all amounts due to be paid to TD Securities pursuant to their engagement; and

•
Third, a directors' and officers' charge, in an amount not to exceed CAD$1 million, in favour of the directors and officers of the Company as security for the Company's obligation to indemnify them against obligations and liabilities that they may incur as directors and officers after the commencement of the CCAA proceedings.

While the Company’s assets on its balance sheet are in excess of its liabilities, the majority of the asset value is in long term bitumen resource properties that will require substantial further investment to bring on to production.

On August 17, 2010 the Company announced that it had initiated a process to explore strategic alternatives for enhancing shareholder value.  The strategic alternative process was overseen by a special committee ("Special Committee") with advice from TD Securities which was engaged as a financial advisor to assist with this process.  The Special Committee considered all alternatives to increase shareholder value, including strategic financing opportunities, asset divestitures, joint ventures and/or a corporate sale, merger or other business combination.  The Company had many initial expressions of interest and exploratory conversations and signed confidentiality agreements with a number of entities who carried out detailed due diligence.

The formal strategic alternative process did not result in any proposals to the Company, and the process was concluded in June, 2011 upon the recommendation of the Special Committee.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Under Creditor Protection Proceedings as of November 29, 2011 - note 1)
(Unaudited)

The Company then proceeded to attempt to raise the funds required to advance the development of the Company's assets and on July 18, 2011, the Company commenced a Rights Offering under which the existing shareholders were given the right to purchase shares in the Company.  This Rights Offering process was terminated, on the basis of the factors described below, on September 12, 2011, and the Company has, to date, been unable to raise the funds required to advance the development of the Company's assets.  The decision to cancel the Rights Offering was based on the fact that the negotiation of a material transaction had reached an advanced stage – a transaction that would have, if consummated, significantly changed the use of proceeds described in the Rights Offering prospectus and that the Company would not achieve a full $60 million subscription through the Rights Offering.

On September 25, 2011, the Company entered into a non-binding Letter of Intent with a third party to sell its Wallace Creek assets for total consideration of $60 million, which included $40 million cash at closing and a $20 million contingent payment that was subject to certain future events.  The sale of the Wallace Creek property would have provided the Company with the financial resources to focus on moving its largest and most advanced asset, Axe Lake, toward commercial development. Completion of the transaction was subject to a number of terms and conditions, including negotiation of a definitive agreement, board approvals, due diligence, financing and approval by Company's shareholders. On November 28, 2011, negotiations for the sale of the Wallace Creek assets were terminated as the potential purchaser could not complete the conditions outlined above within the time frames agreed to in the Letter of Intent.

Following the termination of the negotiations for the sale of the Wallace Creek, the Company initiated the CCAA process in order to preserve its liquidity and fund operations during the restructuring process. The CCAA process will allow the Company to reassess its business strategy with a view to developing a comprehensive financial and business restructuring plan.

On January 11, 2012 the Company received an approval from the court to conduct a process to solicit offers to acquire, restructure or recapitalize the Company (the “Solicitation Process”).

The Solicitation Process is being overseen by a Special Committee chaired by Paul Ching, and including Ronald Blakely and Brian MacNeill, all of whom are independent directors. The Special Committee will consider all alternatives in developing a plan, including strategic financing opportunities, asset divestitures, joint ventures and/or a corporate sale, merger or other business combination, and will ultimately recommend a course of action to the Company’s full Board and the Monitor. With the Court’s approval, the Company has reengaged TD Securities as financial advisor to assist it with this process. TD Securities is familiar with Oilsands Quest’s assets and business as a result of previous engagements and has assisted Oilsands Quest in prior discussions with potentially interested parties. TD Securities has begun soliciting indications of interest from prospective strategic or financial parties and several confidentiality agreements have been signed with interested parties. Given the time required for potential purchasers to conduct their due diligence, the Company expects to shortlist potential bidders and seek binding offers under the process by April 27, 2012.

On February 7, 2012, the Monitor, in its capacity as the Company’s Foreign Representative, commenced proceedings in the United States Bankruptcy Code for the Southern District of New York ("US Bankruptcy Code") pursuant to Chapter 15 of the United States Bankruptcy Code. This order would allow the CCAA proceedings to be recognized as foreign main proceedings along with the automatic stay and certain other provisions of the US Bankruptcy Code to take effect within the United States. Motions seeking a joint administration of the Chapter 15 cases and approval of the form and manner of notice of the Chapter 15 petitions and hearing were granted by the US Bankruptcy Court on February 8, 2012. A final hearing on such recognition is scheduled for March 15, 2012. (See Note 15).

On February 16, 2012, the Court granted the Company’s motion to approve secured interim DIP financing with Century Services Inc. for a maximum of CDN$3.75 million to fund operating costs and other expenses while the Company proceeds with the Solicitation Process. The DIP financing is a twelve month term demand facility and will be repayable on the earlier of one year following closing or the termination of the Order from the Court providing creditor protection under the CCAA. The Company expects that the DIP facility will be available for draw down by mid-March 2012. There can be no assurance that this funding will be sufficient to fund the Company’s operations and ongoing creditors’ obligations during the period that the Company may spend in creditor protection under the CCAA or until a plan is approved. (See Note 15).

On February 22, 2012, the Court approved the sale of the Company’s non-core Eagles Nest asset to FAMA Capital Ltd. (“FAMA”), an unrelated third party, for CDN$7.0 million. The approval followed a short Court-directed limited bidding process, and the Company signed a Purchase and Sale Agreement with FAMA.  FAMA paid deposits in the amount of CDN$50,000 and was required to pay an additional deposit of CDN$350,000 on February 24, 2012. However, FAMA did not make the deposit and the agreement was terminated. On March 7, 2012, the Court approved a new bidding process for the Eagles Nest asset.  Bids for the asset are to be submitted to the Monitor by 4 PM MST, March 12, 2012.  The bids must be accompanied by an unconditional executed Purchase and Sale Agreement and a deposit representing 10% of the purchase price with closing to occur on or before March 30, 2012. There can be no assurance that the sale will be concluded. (See Note15).

To date the Company has not received any revenue from any of its natural resource properties, none of its estimated bitumen resources have been classified as proved reserves, and the Company's exploration and development work is capital intensive. The Company expects that significant additional exploration and development activities will be necessary to establish proved bitumen reserves, and to develop the infrastructure necessary to facilitate production from those reserves.  As at January 31, 2012, the Company had working capital (excluding restricted cash) of $1.1 million including cash and cash equivalents of $1.8 million and a deficit accumulated during the development phase of $726.0 million.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Under Creditor Protection Proceedings as of November 29, 2011 - note 1)
(Unaudited)

During the nine months ended January 31, 2012, the Company expended $11.4 million on operating activities, $2.0 million on property and equipment and $0.5 million on funding restricted cash. Management anticipates that the Company will be able to fund its activities at a reduced level through June 2012 with its working capital as at January 31, 2012, and the interim DIP facility of $3.75 million available for draw-down by mid-March 2012. Accordingly, there is substantial doubt about our ability to continue as a going concern and, without additional working capital, we may not be able to maintain operations beyond June 2012.

On November 29, 2011, the NYSE Amex LLC (“NYSE”) halted trading in the Company’s common shares and imposed an ongoing suspension in trading of the shares. Accordingly, delay in the resumption of trading on the NYSE reduces the liquidity of the Company’s common shares and limits the Company’s availability to obtain equity financing.  The NYSE granted the Company an extension until May 18, 2012 to regain compliance with the continued listing standards.

Financial Accounting Standards Board (FASB) Accounting Standards Codification FASB ASC 852 Reorganizations, which is applicable to companies under creditor protection, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from postpetition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. The Company applied FASB ASC 852 effective November 29, 2011 and has segregated those items as outlined above for the reporting periods subsequent to such date.

The accompanying consolidated financial statements have been prepared using U.S. GAAP and the rules and regulations of the SEC as consistently applied by Oilsands Quest prior to the CCAA. While the Company has filed and been granted creditor protection, the consolidated financial statements continue to be prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The CCAA provides the Company with a period of time to stabilize its operations and financial condition and develop a plan. However, it is not possible to predict the outcome of these proceedings and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, it is not possible to predict whether the actions taken in any plan will result in sufficient improvements to the Company’s financial condition to allow it to continue as a going concern. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of the Company’s assets and liabilities. Further, a comprehensive restructuring plan could materially change the carrying amounts and classifications reported in the consolidated financial statements.

The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the CCAA. In particular, such consolidated financial statements do not purport to show: (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to shareholders accounts, the effect of any changes that may be made in the Company’s capitalization; or (d) as to operations, the effect of any changes that may be made in the Company’s business.

2.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

On October 31, 2006, CanWest Petroleum Corporation changed its name to Oilsands Quest Inc. (“OQI”).  At the same time the name of the Company’s main operating subsidiary was changed from Oilsands Quest Inc. to Oilsands Quest Sask Inc. (“OQI Sask”).

The Company is in the development stage and follows the guidance for a development stage company as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-10. The principal business activity is the acquisition, exploration and development of natural resource properties in Canada.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended January 31, 2012, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K/A, that are of significance, or potential significance to the Company.

4.	RESTRICTED CASH

Restricted cash includes $2.0 million on deposit with the Saskatchewan Ministry of Energy and Resources (“SMER”) as collateral for unfunded liabilities under the Saskatchewan Oil and Gas Orphan Fund and the Licensee Liability Rating Program. The restricted cash is pledged as collateral with a financial institution for a revolving irrevocable letter of guarantee maturing April 29, 2012 which may be drawn upon by the SMER at any time prior to maturity. In the event that the Company is unable to fulfill its obligation towards the Saskatchewan Oil and Gas Orphan Fund and the Licensee Liability Rating Program, the financial institution will pay the full or remaining amount of the deposit. Restricted cash also includes $0.3 million of Court-approved contractual payment obligations to employees deemed essential to the business during the CCAA proceedings that are held in escrow for payment in July 2012.

5.	PROPERTY AND EQUIPMENT

	January 31, 2012	April 30, 2011
	(in thousands)	(in thousands)
Saskatchewan Oil Sands Rights
Permits and Leases	$407,248	$430,174
Licenses	-	2,701
Alberta Oil Sands Rights
Permits	35,930	38,003
Leases	7,964	8,405
Saskatchewan Oil Shale Rights (Permits)	11,264	11,927
Equipment	14,386	15,780
Assets Under Construction	3,134	2,786
	479,926	509,776
Less: Accumulated Depreciation and Impairment (Note 6)	(334,380)	(355,981)
Net Book Value	$145,546	$153,795

At January 31, 2012, the decrease in the net book value is mainly due to foreign exchange fluctuations on the currency translation of property and equipment held in Canadian dollars.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Under Creditor Protection Proceedings as of November 29, 2011 - note 1)
(Unaudited)

a)	Saskatchewan Oil Sands Permits

As at April 30, 2011, the Saskatchewan permits comprised an area of approximately 406,274 acres.  At January 31, 2012, all Saskatchewan oil sands permits except PS00208 and PS00210 have been relinquished.  The remaining permits total 160,632 acres.  Relinquishing these permits did not impact the Company’s resource estimates or development plans.  The permits were granted by the Province of Saskatchewan in 2004 under The Oil Shale Regulations, 1964 as amended, revised or substituted from time to time. The permits provide for the right to explore and work the permit lands but not to remove, produce or recover, except for test purposes, oil products until a lease, pursuant to these regulations has been granted. The initial five-year term of the permits expired on May 31, 2009 and the Company applied for and received the third of three one-year extensions to May 31, 2012 for the two permits that include the Axe Lake Discovery, PS00208 and PS00210, as allowed under the regulation.

The permits, when granted, were subject to annual rental payments and certain levels of expenditures annually pursuant to the terms of the permits and government regulations. The annual rentals were payable in advance as to $0.02 ($0.02 CDN) per acre for the first year and escalating to $0.10 ($0.10 CDN) per acre in the fifth year. On May 7, 2007, the province updated the Oil Shale Regulations, 1964 requiring an increase to annual rentals of $0.10 ($0.10 CDN) per acre for the remaining term of the permits.  The required exploration expenditures to hold the permits were also increased to $0.81 (0.81 CDN) per acre for each of the remaining years of the permits and $1.20 ($1.21 CDN) per acre for each year that the permits are extended.

On July 15, 2011, the Company received approval from the Government of Saskatchewan to convert the Axe Lake permits PS00208 and PS00210 to 15 year leases. The leases will give the Company certainty of land tenure needed for commercial development of the property.  The leases require annual rental payments of $60,714 ($61,030 CDN) for the term of the leases.

The Company continues to work with the regulators to assess an issue relating to the re-abandonment of early exploration core holes.  As indicated by the Saskatchewan Ministry of Energy and Resources, it is possible that the outcome of such assessment could result in cancellation of the Axe Lake leases under the governing regulations.  It is possible that the Company, based on its current liquidity and future estimated cash flows, may not be able to comply with the requirements of the regulations and the leases may be cancelled.  (See note 8).

b)	Saskatchewan Oil Sands Licenses

On August 13, 2007, the Company acquired five oil sands licenses totaling 109,920 acres granted under The Petroleum and Natural Gas Regulations, 1969, as amended revised or substituted from time to time, for a term of five years for an aggregate cost of $2,140,233 ($2,249,089 CDN).   The licenses provided for the exclusive right to search for oil sands on the lands granted and to win, recover, extract, carry off, dispose of and sell the oils sands products found on the license lands.  The oil sands licenses provided the opportunity to convert up to 100% of the licenses to a production lease following the completion of specified work requirements. Licenses required annual rental payments of $0.71 ($0.71 CDN) per acre. The licenses were relinquished on August 12, 2011 due to their low prospectivity.

c)	Alberta Oil Sands Permits

As at April 30, 2007, the Alberta oil sands permits comprised an area totaling 67,053 acres (“Raven Ridge Prospect”).  The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements.  Permits are granted for five year primary terms which expire on August 9, 2011 – 11,386 acres and March 21, 2012 – 55,667 acres, and require annual rental payments of $1.41 ($1.42 CDN) per acre. On August 9, 2011, permit 7006080098 totaling 11,386 acres expired. On November 22, 2011, the Company received approval from the Government of Alberta to extend the expiry date of its remaining Raven Ridge permits until March 22, 2014.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Under Creditor Protection Proceedings as of November 29, 2011 - note 1)
(Unaudited)

On January 23, 2008, the Company acquired two oil sands permits totaling 45,546 acres (“Wallace Creek Prospect”) in a public offering of Crown Oil Sands Rights. The total consideration paid for these permits was $9,732,500 ($10,010,880 CDN). The permits were granted by the Province of Alberta under the terms of the Mines and Minerals Act, Alberta. The permits provide the opportunity to convert up to 100% of the permits to a production lease following the completion of specified work requirements.  Permits are granted for a five year primary term which expires January 23, 2013.  On June 27, 2011, the Company received approval from Alberta Energy to extend the Wallace Creek permits for an additional 67 days to March 31, 2013.  Annual rental payments of $1.41 ($1.42 CDN) per acre are required. Following the acquisition, the Alberta permit lands comprised an area totaling 112,599 acres. On November 22, 2011, the Company received approval from the Government of Alberta to extend the expiry date of its Wallace Creek permits until January 24, 2015.

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

The annual lease rental payable to the Province of Alberta for the Eagles Nest Prospect is $32,089 ($32,256 CDN) per year (see note 15).

e)	Saskatchewan Oil Shale Permits

As at April 30, 2011, the Company held seven oil shale exploration permits near Hudson Bay, Saskatchewan covering 405,961 acres granted under The Oil Shale Regulations, 1964 (Saskatchewan) as amended, revised or substituted from time to time for a term of five years.  The term of these permits expired in September and October of 2011.

As at April 30, 2011 and January 31, 2012, the Company held one oil shale exploration permit granted under The Petroleum and Natural Gas Regulations, 1969 (Saskatchewan) totaling 83,769 acres near Hudson Bay, Saskatchewan. The permit provides for the right, license, privilege and authority to explore for oil shale within the permit lands and expires on August 12, 2012.

The term of the remaining permit may be extended for up to three one-year extensions subject to regulatory approvals, if required. This oil shale permit was acquired under a land sale work commitment bid for the first two years of the permit. The Company bid a total work commitment of $300,008 ($301,568 CDN) to be incurred during the first two years of the permit and the permit requires a further work commitment of $0.81 ($0.81 CDN) per acre for the last three years and $1.20 ($1.21 CDN) for each extension year plus annual rental payments of $0.10 ($0.10 CDN) per acre. The Company has fulfilled its work commitment for the term of the permit.

f)	Assets under construction

During the period ended January 31, 2012, the Company incurred costs to construct facilities required for the steam assisted gravity drainage (“SAGD”) pilot.  The construction of these facilities was still in progress at January 31, 2012.  The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. This amount represents property elements that are work-in-progress and not yet suitable to be placed into productive service as of the balance sheet date.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Under Creditor Protection Proceedings as of November 29, 2011 - note 1)
(Unaudited)

6.	IMPAIRMENT OF PROPERTY AND EQUIPMENT

	January 31, 2012 (in thousands)				April 30, 2011 (in thousands)
	Book Value	Valuation Allowance	Accumulated Depreciation	Net Book Value	Net Book Value
Saskatchewan Oil Sands Rights
Permits and leases	$407,248	$(279,476)	$-	$127,772	$134,023
Licenses	-	-	-	-	-
Alberta Oil Sands Rights
Permits	35,930	(25,698)	-	10,232	10,772
Leases	7,964	(7,964)	-	-	-
Saskatchewan Oil Shale Rights (Permits)	11,264	(11,264)	-	-	-
Equipment	13,469	-	(9,061)	4,408	6,214
Assets Under Construction	3,134	-	-	3,134	2,786
Total Property and Equipment	$479,009	$(324,402)	$(9,061)	$145,546	$153,795

The Company evaluates undeveloped properties periodically for impairment on a property-by-property basis considering a combination of time, geological and engineering factors as well as the Company’s current exploration plans and the ability to obtain necessary financing to advance the development of the properties. Where circumstances indicate impairment in value, a valuation allowance is provided. The Company monitors internal and external indicators of impairment periodically. Property and equipment has a net book value of $145.5 million as at January 31, 2012 compared to $153.8 million as at April 30, 2011.

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

During the period ended January 31, 2012, management assessed the carrying value of the Saskatchewan Oil Sands Leases at Axe Lake in conjunction with the periodic assessment of impairment of unproved properties. Because no impairment indicators impacting the property’s value were triggered during that period, management concluded that no additional valuation allowance was required during the period ended January 31, 2012. The valuation allowance amounts to $279.5 million at January 31, 2012 (April 30, 2011 - $296.2 million).

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

The Company has recognized a full impairment on the Alberta Oil Sands Permits related to the Raven Ridge prospect at April 30, 2011. Following the conclusion of the formal phase of the strategic alternative review process, the Raven Ridge prospect has been excluded from the Company’s current and future exploration plans and no further development is expected. Accordingly, an impairment provision on the full carrying value of the Raven Ridge prospect was recorded in the year ended April 30, 2011. The valuation allowance amounts to $25.7 million at January 31, 2012 (April 30, 2011 - $27.2 million).

The Company performed a fair value assessment of the Alberta Oil Sands Permits at Wallace Creek at April 30, 2011 using best estimate of contingent resources of the prospect. The results of this assessment indicated that the fair value of the property was in excess of its carrying value, thus supporting its net book value at April 30, 2011. Since that date, management has not identified any conditions or changes with respect to the assets or their environment which would indicate impairment of the Wallace Creek permits.  The net book value of the Wallace Creek prospect is $10.2 million at January 31, 2012 (April 30, 2011 - $10.8 million).

d)	Alberta Oil Sands Lease

The Company has recognized a full impairment on the Eagles Nest Prospect at April 30, 2011. Since the property is geographically distant from our other oil sands discoveries and is largely unexplored, the Company announced on September 22, 2010 its intention to divest the Eagles Nest oil sands lease. The Company did not receive any offers under financial terms that were acceptable and determined that it was in the best interest to retain these assets until an adequate offer is received or additional funds are available for the development of these longer-term assets. Following the conclusion of the formal phase of the strategic alternative review process, an impairment provision on the full carrying value of the lease was recorded in the year ended April 30, 2011. The valuation allowance amounts to $8.0 million at January 31, 2012 (April 30, 2011 - $8.4 million). (See note 15).

e)	Saskatchewan Oil Shale Permits

Due to the considerable time, effort and financial resources required for the exploration and development of the property, the Company recognized a full impairment on the property in the year ended April 30, 2011.  The Company has no plan to further develop the property. As at January 31, 2012, the cumulative impairment on the Pasquia Hills properties amounts to $11.3 million (April 30, 2011 - $11.9 million).

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Under Creditor Protection Proceedings as of November 29, 2011 - note 1)
(Unaudited)

f)	Equipment

Based on an assessment of the carrying value of the leasehold improvements and office equipment related to the Calgary head office, the Company determined that it may not be able to recover the value and recorded an impairment of $1.1 million on these assets at April 30, 2011. This impairment amounted to $0.9 million at January 31, 2012 following the sale of furniture and fixture.

7.	LIABILITIES SUBJECT TO COMPROMISE

Under bankruptcy laws, actions by creditors to collect amounts owed prior to the petition date are stayed and certain other prepetition contractual obligations may not be enforced against the Company. Liabilities subject to compromise refer to the Company’s estimate of known or potential prepetition claims to be resolved in connection with entering into creditor protection. Such claims remain subject to future adjustments, and payment terms for liabilities subject to compromise will be established as part of a Court-approved plan for restructuring the Company’s affairs. Although prepetition claims are generally stayed under CCAA protection, the Company is permitted to undertake certain actions designed to stabilize its operations including, among other things, payment of employee wages and benefits, payments to suppliers for goods and services received after the petition date and retention of professionals.

FASB ASC 852 Reorganizations requires prepetition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. Substantially all unsecured liabilities as at the Petition Date of November 29, 2011 have been classified as liabilities subject to compromise. Future adjustments impacting amounts classified as liabilities subject to compromise depend on Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, values of any collateral securing such claims, or other events.

Liabilities subject to compromise amounted to $25.2 million at January 31, 2012 and consisted of operational and corporate obligations incurred prior to November 29, 2011, including the Company’s obligations with respect to asset retirement related to the reclamation of access roads on relinquished properties as well as the re-abandonment of a certain number of core holes at Axe Lake. These obligations are considered to be subject to compromise as they relate to the re-abandonment of early exploration holes or reclamation obligations on properties that are no longer held by the Company.

Liabilities subject to compromise consist of the following:

	January 31, 2012	April 30, 2011
	(in thousands)	(in thousands)

Accounts payable	$1,568	$-
Accrued liabilities	924	-
Asset retirement obligation (Note 8)	23,283	-
Total liabilities subject to compromise	$25,775	$-

8.	ASSET RETIREMENT OBLIGATION

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

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Under Creditor Protection Proceedings as of November 29, 2011 - note 1)
(Unaudited)

During the year ended April 30, 2011, the Company revised the estimated amounts and timing of the settlement of the asset retirement on the airstrip, campsite, access roads and reservoir test wells and conducted a core hole by core hole analysis to determine the number of core holes that management believes will require re-abandonment. The number of core holes to be re-abandoned increased as a result of this review.  Accordingly, $8.3 million of cost revisions were recorded in the re-abandonment liability during the year ended April 30, 2011. Subsequent cost revisions amounting to $0.5 million in relation to the re-abandonment liability were recorded during the nine months ended January 31, 2012. The Company has submitted a re-abandonment program to the Saskatchewan Ministry of Energy and Resources (“SMER”) that included cost estimates and a schedule of work. The Company is currently working with the SMER to assess the waiver applications of 99 core holes, the majority of which are located outside the current potential development area and are therefore located in areas that are not economically recoverable. The uncertainty related to the timing and/or method of settlement that may be beyond the Company’s control is factored into the measurement of the liability. At January 31, 2012, the re-abandonment obligation is comprised of 128 core holes located in areas in or adjacent to the commercial development area plus a portion of the core holes for which waivers were sought and correspond to an undiscounted/gross costs of $25.5 million.

At January 31, 2012, the total undiscounted inflation-adjusted future obligation was approximately $42.6 million (April 30, 2011 $44.3 million).

Continuity of Asset Retirement Obligation (in thousands):	Nine Months ended January 31, 2012	Year ended April 30, 2011
Present value of obligation, beginning of period	$26,882	$17,485
Liabilities settled	-	(4,585)
Accretion expense	2,352	2,076
Revisions	537	10,185
Foreign currency translation adjustment	(1,554)	1,721
	$28,217	$26,882
Transfer to liabilities subject to compromise (Note 7)	(23,283)	-
Present value of obligation, end of period	$4,934	$26,882
Less: current portion of asset retirement obligation	(479)	(7,297)
Long term portion of asset retirement obligation	$4,455	$19,585

9.	OQI SASK STOCK OPTIONS

OQI acquired the non-controlling shareholder interest in OQI Sask in August 2006 (“the reorganization”).  Certain stock options issued by OQI Sask remained outstanding after the reorganization.  On exercise, each OQI Sask option may be exchanged into 8.23 OQI Sask Exchangeable Shares which are exchangeable into OQI common shares.  Options in OQI Sask during the nine months ended January 31, 2012 are detailed below.

	Number	Weighted Average Exercise Price (CDN)

Issued and outstanding, April 30, 2011	946,667	$23.01
Expired	(946,667)	$23.01
Issued and outstanding, January 31, 2012	-	$-

As at January 31, 2012, the Company had no unrecognized stock option compensation expense related to the OQI Sask options.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Under Creditor Protection Proceedings as of November 29, 2011 - note 1)
(Unaudited)

10.	OQI SASK EXCHANGEABLE SHARES AND PREFERRED STOCK

Holders of OQI Sask common shares received Exchangeable Shares which can be exchanged into shares of OQI common stock at any time at each holder’s option or by the Company upon the occurrence of certain events or any time after on August 14, 2013 if still outstanding. Each Exchangeable Share provides the holder thereof with economic terms and voting rights which are, as nearly as practicable, equivalent to those of a share of OQI common stock. Transactions in Exchangeable Shares during the nine months ended January 31, 2012 are detailed below.  For voting purposes, holders of Exchangeable Shares are represented by one outstanding Series B preferred share which carries a number of votes equal to the number of Exchangeable Shares then outstanding.

	OQI Sask Exchangeable Shares	OQI Sask Exchangeable Shares issuable on exercise of OQI Sask options	Total Exchangeable Shares
Balance, April 30, 2011	19,129,237	7,791,069	26,920,306
OQI Sask options expired (note 9)	-	(7,791,069)	(7,791,069)
Exchangeable Shares exchanged into OQI common shares	(203,281)	-	(203,281)
Balance, January 31, 2012	18,925,956	-	18,925,956

11.	COMMON STOCK

On January 17, 2011 the Company entered into an equity distribution agreement.  Under the terms of the agreement the Company could offer and sell shares of its common stock by way of “at-the-market” (ATM) distributions, up to a maximum of $20 million until January 18, 2012.  Shares were distributed at market prices prevailing at the time of each sale; prices could therefore vary between purchasers and during the period of distribution.  A total of 5,537,137 shares were distributed under this arrangement for gross proceeds of $3.1 million.  No share issues occurred during the nine month period ending January 31, 2012.  Funds raised from the ATM program are used to finance general corporate purposes. This arrangement terminated on January 17, 2012.

On October 17, 2011, the Company entered into a securities purchase agreement (“SPA”) with Socius CG II, Ltd. (“Socius”), a subsidiary of Socius Capital Group.  The Company had the right, over a term of two years, to require Socius, subject to the terms and conditions of the SPA, to purchase up to $12 million of Series C redeemable preferred shares (the “Preferred Shares”).   The Company did not sell any Preferred Shares under the terms of the SPA.  The SPA automatically terminated on November 29, 2011 upon filing of the CCAA protection.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Under Creditor Protection Proceedings as of November 29, 2011 - note 1)
(Unaudited)

12.	STOCK OPTIONS

Stock based compensation generally takes the form of equity classified stock options granted to employees and non-employees. Options are granted under the Company’s 2006 Stock Option Plan and vest over various terms – generally 18 months to three years. One set of option grants included a performance condition based upon achieving a defined bitumen in place barrel count. Two other sets of option grants included both a market condition based upon total shareholder return over a three year period and performance conditions based upon achieving a combination of defining a reservoir recovery configuration and achieving a defined bitumen in place barrel count.  The fair value of the options containing the performance and market conditions were estimated at the date of grant and amortization of these amounts commences when satisfaction of the performance conditions becomes probable.  As of January 31, 2012, it was not probable that any of the performance or market conditions would be satisfied.

The following summarizes our stock option activity under the Company’s 2006 Stock Option Plan for the nine months ended January 31, 2012:

	Options	Weighted- Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at April 30, 2011	22,883,452	$3.02	$2.44	$-
Granted	100,000	0.29	0.19	-
Forfeited	(2,568,452)	2.66	1.92	-
Expired	(3,390,000)	5.95	5.22	-
Outstanding at January 31, 2012	17,025,000	$2.47	$1.95	-
Exercisable at January 31, 2012	11,341,250	$3.30	$2.65	$-

Of the total number of outstanding options at January 31, 2012, 4,550,000 options are subject to market and performance conditions with a weighted average grant date fair value of $0.57 per option.  As of January 31, 2012, these options have not yet vested and no stock based compensation expense has been recognized as achievement of the required performance and market conditions is not probable.

The weighted-average remaining contractual term of vested and exercisable options at January 31, 2012 was 3.0 years.

During the nine months ended January 31, 2012, 100,000 (January 31, 2011 - 1,617,474) options were granted and accounted for using the Black-Scholes option-pricing model and nil (January 31, 2011 - 3,050,000) options were granted and accounted for using the trinomial option-pricing model.

The trinomial option-pricing model takes into account the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination, the possibility that the market condition may not be satisfied and the impact of the possible differing stock price paths.  The following weighted average assumptions were used to determine the fair value of the options granted during the nine months ended January 31, 2012 and 2011:

Black Scholes	2012	2011
Expected Life (years)	3.84	4.01
Risk free interest rate	1.96%	2.59%
Expected volatility	93.15%	97.11%
Dividend yield	0%	0%

As at January 31, 2012, the Company had unrecognized stock option compensation cost of $105,341 which will be recorded in future periods as options vest. The expense is expected to be recognized over a weighted-average period of 1.2 years.  As at January 31, 2012, there were 5,683,750 unvested options with a weighted average grant date fair value of $0.55.  The weighted average grant date fair value of options that vested and were forfeited during the period was $1.50 and 0.81, respectively.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Under Creditor Protection Proceedings as of November 29, 2011 - note 1)
(Unaudited)

13.	REORGANIZATION EXPENSES

Reorganization expenses represent the direct and incremental costs related to the CCAA proceedings. These expenses can include expenses such as professional fees directly related to the CCAA proceedings, realized gains and losses, and provisions for losses resulting from the CCAA proceedings.

Reorganization expenses of $0.27 million incurred at January 31, 2012 consisted of $0.22 million of professional fees directly related to the CCAA proceedings and $0.05 million of Court-approved obligations to certain key eligible employees deemed essential to the business during the CCAA proceedings.

All cash flows related to reorganization items pertained to operating activities.

14.	CONTINGENCIES AND COMMITMENTS

Contingency

On February 24, 2010, a derivative action entitled Make a Difference Foundation Inc. v. Hopkins, et al., Case No.  10-CV-00408, was filed in United States District Court for the District of Colorado by plaintiff Make a Difference Foundation, Inc.  The derivative action names the following individual defendants:  Christopher H. Hopkins, T. Murray Wilson, Ronald Blakely, Paul Ching, Brian MacNeill, Ronald Phillips, John Read, Gordon Tallman, Pamela Wallin, Thomas Milne and W. Scott Thompson.  In addition, the Company is named as a nominal defendant.  Plaintiff asserts, among other things, claims for waste and breaches of the fiduciary duty of loyalty and good faith by the defendants stemming from the Company's approval of the proposed sale of the Company's Pasquia Hills assets to Canshale Corp.  The plaintiff seeks unspecified damages on behalf of the Company, restitution on behalf of the Company, and reasonable costs and expenses including counsel fees and experts' fees. The Company believes the claims are wholly without merit and filed a motion to dismiss the Complaint on May 18, 2010.  Before the motion to dismiss was ruled upon, Plaintiff filed an amended complaint and a second amended complaint on July 15, 2010 and September 20, 2010, respectively.  Defendants moved to dismiss the second amended complaint on September 29, 2010.  On May 23, 2011, Plaintiff and Defendants filed a stipulated motion requesting the stay of all case deadlines pending further negotiation of a settlement agreement that would resolve the litigation. On August 11, 2011, the parties filed a Notice of Settlement Stipulation and Agreement.  On September 2, 2011, the parties entered into an Amended Stipulation and Agreement of Settlement and Release, and plaintiff filed an Unopposed Motion for Order to Preliminarily Approve Derivative Litigation Settlement. The Court denied plaintiffs motion without prejudice on October 6, 2011, directing plaintiff to re-submit an amended motion for preliminary approval of settlement to the Court.   On November 2, 2011, the Court granted plaintiff’s amended motion for preliminary approval of settlement, which in sum involves the implementation of a corporate governance change by the Company and an agreement by the Company’s insurance carrier to pay Plaintiff’s counsel an award of fees in an amount determined by the court, but not more than $250,000 (“Settlement”).  On February 24, 2012, the Court conducted a hearing to determine whether to give final approval to the Settlement and to evaluate the request for attorneys’ fees sought by Plaintiff’s counsel.  At the conclusion of the February 24, 2012 hearing, the court took these matters under advisement and overruled three objections to the Settlement submitted by shareholders of the Company. The Company has paid to date the insurance deductible of $250,000 and the remainder of the Company’s counsel fees will be covered by the Company’s insurance carrier.

As previously disclosed, on February 24, 2011, a putative class action complaint (the "Original Complaint") was filed against the Company and certain current and former officers of the Company on behalf of investors who purchased or sold the Company's securities between August 14, 2006 and July 14, 2009, alleging claims of securities fraud under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and control person liability for such fraud under Section 20(a) of the same act, arising out of the Company's accounting for its acquisition of an interest in OQI Sask in August 2006.  On May 27, 2011, the plaintiffs in that putative class action filed an amended complaint (the "Amended Complaint") alleging the same legal causes of action but making the following changes from the Original Complaint:  a) expanding the putative class period so that it runs from March 20 2006 to January 13, 2011; b) naming as additional defendants eight individuals who are current or former directors of the Company as well as two additional corporate defendants, McDaniel & Associates Consultants Ltd. and TD Securities, Inc.; and c) basing the claimed fraud on a new theory that the Company overstated the value of its mineral rights as a result of misstatements about, among other things, the potential for extracting bitumen from oil sands lands for which the Company had exploration and development permits.  The Amended Complaint seeks unspecified damages and the Company believes the suit is without merit and intends to defend itself vigorously.  On June 6, 2011, the Company filed a motion to dismiss the Amended Complaint.  On June 20, 2011, the plaintiffs filed their opposition to the motion to dismiss.  The Company filed its reply to the plaintiffs' opposition on June 27, 2011 and on July 29, 2011, the court heard oral arguments and reserved decision. On August 5, 2011, the two remaining defendants moved to dismiss the Amended Complaint. On September 16, 2011, the Court denied the Company's motion to dismiss the Amended Complaint. On September 29, 2011, the defendants answered the Amended Complaint. As a consequence of commencing US Chapter 15 proceedings, the case has been stayed on an interim basis until the Court can hear and decide the motion seeking a stay for the pendency of the US Chapter 15 proceedings.

OILSANDS QUEST INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Under Creditor Protection Proceedings as of November 29, 2011 - note 1)
(Unaudited)

On April 13, 2011, a derivative action entitled Proctor v. Wilson, et al., Case No 2011CV2769 was filed in District Court, Denver County, Colorado.  The derivative action names the following individual defendants:  T. Murray Wilson, Ronald Blakely, Paul Ching, Christopher H. Hopkins, Brian F. MacNeill, Ronald Philips, John Read, Gordon Tallman and Pamela Wallin.  In addition, the Company is named as a nominal defendant.  Plaintiff asserts, among other things, claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and waste against the defendants relating to the alleged failure to properly account for the Company’s acquisition of a minority interest in Oilsands Quest Sask Inc. and the Company’s restatement of its financial statements for certain periods.  The plaintiff seeks unspecified damages on behalf of the Company, restitution on behalf of the Company, unspecified disgorgement of profits, unspecified equitable relief and reasonable costs and expenses including counsel fees and experts' fees.   Plaintiff sought and obtained approval from the court to file an amended complaint on September 8, 2011.    On October 17, 2011, the defendants filed a motion to dismiss the amended complaint.  Plaintiffs’ response to the motion to dismiss is due on December 15, 2011.  On December 1, 2011, the plaintiff requested and was granted a stay of all proceedings.  On January 3, 2012, the plaintiff sought to lift the stay.  By joint motion dated February 17, 2012, plaintiff agreed to hold the motion to lift stay in abeyance pending the outcome of the Chapter 15 proceedings. The Company believes the claims are without merit.

Commitments

The Company is subject to annual lease rentals, minimum exploration expenditures and work commitments related to its exploration permits, licenses and lease assets. For details of these required expenditures, refer to note 6.

15.	SUBSEQUENT EVENTS

a)	On February 16, 2012, the Company obtained an extension of the order from the Court providing creditor protection under the CCAA until May 18 2012.

b)
On February 7, 2012, the Monitor, in its capacity as Oilsands Quest’s Foreign Representative, commenced proceedings in the US Bankruptcy Code pursuant to Chapter 15 of the United States Bankruptcy Code. This order would allow the CCAA proceedings to be recognized as foreign main proceedings along with the automatic stay and certain other provisions of the US Bankruptcy Code to take effect within the United States. A final hearing on such recognition is scheduled for March 15, 2012.

c)
On February 16, 2012, the Court granted the Company’s motion to approve secured interim DIP financing with Century Services Inc. for a maximum of CDN$3.75 million to fund operating costs and other expenses while the Company proceeds with the Solicitation Process. The DIP financing is a twelve month term demand facility and will be available for draw down by mid-March 2012. The terms of DIP financing have yet to be finalized.

d)
On February 22, 2012, the Court approved the sale of the Company’s non-core Eagles Nest asset to FAMA, an unrelated third party, for CDN$7.0 million. The approval followed a short Court-directed limited bidding process, and the Company signed a Purchase and Sale Agreement with FAMA.  FAMA paid deposits in the amount of CDN$50,000 and was required to pay an additional deposit of CDN$350,000 on February 24, 2012. However, FAMA did not make the deposit and the agreement was terminated. On March 7, 2012, the Court approved a new bidding process for the Eagles Nest asset.  Bids for the asset are to be submitted to the Monitor by 4 PM MST, March 12, 2012.  The bids must be accompanied by an unconditional executed Purchase and Sale Agreement and a deposit representing 10% of the purchase price with closing to occur on or before March 30, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses material changes in our results of operations and capital resources and uses for the three and nine months ended January 31, 2012, compared to the three and nine months ended January 31, 2011, and our financial condition and liquidity since April 30, 2011.  We presume that readers have read or have access to our 2011 Annual Report on Form 10-K/A, which includes disclosure regarding critical accounting policies and estimates as part of Management’s Discussion and Analysis of Financial Condition and Results of Operation.  Unless otherwise stated, all dollar amounts are expressed in U.S. dollars.  All future payments in Canadian dollars have been converted to U.S. dollars using an exchange rate of $1.00 U.S. = $1.0052 CDN, which was the January 31, 2012 exchange rate.

Overview

Recent Events

The Company has secured DIP financing of CDN$3.75 million for the purpose of funding operating costs and other expenses while the Company proceeds with a Solicitation Process while under creditor protection. The DIP financing is a twelve month term demand facility and is expected to be available for draw down by mid-March 2012. The terms of DIP financing have yet to be finalized.

On February 22, 2012, the Court approved the sale of the Company’s non-core Eagles Nest asset to FAMA Capital Ltd. (“FAMA”), an unrelated third party, for CDN$7.0 million. The approval followed a short Court-directed limited bidding process, and the Company signed a Purchase and Sale Agreement with FAMA.  FAMA paid deposits in the amount of CDN$50,000 and was required to pay an additional deposit of CDN$350,000 on February 24, 2012. However, FAMA did not make the deposit and the agreement was terminated. On March 7, 2012, the Court approved a new bidding process for the Eagles Nest asset.  Bids for the asset are to be submitted to the Monitor by 4 PM MST, March 12, 2012.  The bids must be accompanied by an unconditional executed Purchase and Sale Agreement and a deposit representing 10% of the purchase price with closing to occur on or before March 30, 2012.

On November 29, 2011, the NYSE Amex LLC ("NYSE") halted trading in the common shares of the Company (symbol: BQI). The NYSE may proceed to delist the Company for failure to meet the continued listing requirements of the NYSE and as a result of the Company proceeding under the CCAA. The Company's common shares will remain suspended from trading until a delisting occurs, or until the NYSE permits the resumption of trading. On February 24, 2012, the NYSE granted the Company an extension until May 18, 2012 to regain compliance with the continued listing standards. The Company’s shares are currently not traded on an active market.

Three Months Ended January 31, 2012

•	On November 22, 2011, the Company received approval to extend the termination date of its remaining permits at Wallace Creek and Raven Ridge by two years from the original expiration date.
•
On November 29, 2011, we requested and obtained an Order from the Alberta Court of Queen’s Bench (the "Court") providing creditor protection under the Companies’ Creditors Arrangement Act (Canada) ("CCAA"). While under CCAA protection, the Company will continue with its day to day operations.

•	Effective December 20, 2011, Gordon Tallman and Pamela Wallin resigned from the Board of Directors.
•
The Company will conduct a process to solicit offers to acquire, restructure or recapitalize the Company (the “Solicitation Process”). The Company has reengaged TD Securities Inc. (“TD Securities”) as its financial advisor to assist it with this process.

Nine Months Ended January 31, 2012

•	On May 17, 2011, we provided new resource estimates for Wallace Creek following the 2011 winter drilling program.
•	On June 27, 2011, we received an extension of our permits at Wallace Creek until March 31, 2013.
•
On July 15, 2011, we received approval from the Government of Saskatchewan to convert portions of the Axe Lake permits to 15-year leases. The two leases, OSA00001 and OSA00002 will be governed under the terms of the Petroleum and Natural Gas Regulations, 1969 and will expire on March 31, 2027.

•
On July 18, 2011, the Company commenced a Rights Offering under which the existing shareholders were given the right to purchase shares in the Company.  This Rights Offering process was terminated on September 12, 2011 as the negotiation of a material transaction had reached an advanced stage and would have significantly changed the use of proceeds described in the rights offering prospectus.

•
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

•
As previously announced, we relinquished the licenses in Saskatchewan and the southernmost permits at Raven Ridge in Alberta as we did not view these areas as being prospective for future development.  All of our activities in Saskatchewan will now be focused on the development of the Axe Lake leases.

•	Various exploration permits for the oil shale properties in Pasquia Hills expired. We continue to hold one permit in the Pasquia Hills area near Hudson Bay, Saskatchewan.
•
On October 17, 2011, the Company entered into a securities purchase agreement to sell up to $12 million of redeemable preferred shares.  This agreement automatically terminated when the Company filed for CCAA protection.

Companies’ Creditors Arrangement Act (Canada) (“CCAA”) Proceedings and Going Concern

On November 29, 2011, Oilsands Quest Inc. and its subsidiaries (collectively, the “Company” or “Oilsands Quest”), requested and obtained an order from the Alberta Court of Queen’s Bench (the “Court”) providing creditor protection under the Companies’ Creditors Arrangement Act (Canada) (“CCAA”). While under CCAA protection, the Company will continue with its day to day operations. CCAA protection stays creditors and others from enforcing rights against the Company and affords Oilsands Quest the opportunity to restructure its financial affairs. The stay of proceeding is currently in effect until May 18, 2012, and may be further extended as required and approved by the Court.

Under the terms of the initial order, Ernst & Young Inc. was named as the court-appointed monitor (“Monitor”). The Monitor will monitor the Company's assets and liabilities, business and financial affairs and report to the Court from time to time on the Company’s financial and operational position and any other matters that may be relevant to the CCAA proceedings. In addition, the Monitor may advise the Company on the development of a comprehensive restructuring plan and, to the extent required, assist the Company with a restructuring.

On February 7, 2012, the Monitor, in its capacity as Oilsands Quest’s Foreign Representative, commenced proceedings in the United States Bankruptcy Code for the Southern District of New York ("US Bankruptcy Code") pursuant to Chapter 15 of the United States Bankruptcy Code. This order would allow the CCAA proceedings to be recognized as foreign main proceedings along with the automatic stay and certain other provisions of the US Bankruptcy Code to take effect within the United States. Motions seeking a joint administration of the Chapter 15 cases and approval of the form and manner of notice of the Chapter 15 petitions and hearing were granted by the US Bankruptcy Court on February 8, 2012. A final hearing on such recognition is scheduled for March 15, 2012.

While under CCAA protection, the Board of Directors maintains its usual role and management of the Company remains responsible for the day to day operations. The Board of Directors and management, with advice from the Monitor, will be responsible for determining whether a given plan for restructuring the Company’s affairs is feasible. Certain stakeholders whose rights would be compromised by the plan will have an opportunity to vote on the plan. Before a plan is implemented it must be approved by the requisite number and value of affected stakeholders contemplated by law and approved by the Court.

CCAA protection enables the Company to continue with its day to day operations until the CCAA status changes. The implications of this process for Oilsands Quest shareholders will not be known until the end of the restructuring process. If the affected stakeholders do not approve a plan in the manner contemplated by law, Oilsands Quest will likely be placed into receivership or bankruptcy. If by May 17, 2012, Oilsands Quest has not obtained a further extension of the initial order or filed a plan, creditors and others will no longer be stayed from enforcing their rights.

In connection with the CCAA proceedings, the Company has granted a charge against its assets and any proceeds from and sales thereof, as follows and in the following priority:

•	First, a Debtor-in-Possession (“DIP”) Charge to Century Services Inc. in sums as may be borrowed up to $3.75 million (discussed in detail below);
•
Second, an administration charge, in an amount not to exceed CAD$1 million, in favour of the Monitor and its counsel and counsel to the Company, to secure payment of professional fees and disbursements before and after the commencement of the CCAA proceedings; and

•
a financial advisor charge in a maximum amount of CAD$1 million in connection with the engagement of TD Securities Inc. (“TD Securities”). This charge ranks equally with the administration and represents a security for all amounts due to be paid to TD Securities pursuant to their engagement; and

•
Third, a directors' and officers' charge, in an amount not to exceed CAD$1 million, in favour of the directors and officers of the Company as security for the Company's obligation to indemnify them against obligations and liabilities that they may incur as directors and officers after the commencement of the CCAA proceedings.

While the Company’s assets on its balance sheet are in excess of its liabilities, the majority of the asset value is in long term bitumen resource properties that will require substantial further investment to bring on to production.

Background to the CCAA Proceedings

On August 17, 2010 the Company announced that it had initiated a process to explore strategic alternatives for enhancing shareholder value.  The strategic alternative process was overseen by a special committee ("Special Committee") with advice from TD Securities which was engaged as a financial advisor to assist with this process.  The Special Committee considered all alternatives to increase shareholder value, including strategic financing opportunities, asset divestitures, joint ventures and/or a corporate sale, merger or other business combination.  The Company had many initial expressions of interest and exploratory conversations and signed confidentiality agreements with a number of entities who carried out detailed due diligence.

The formal strategic alternative process did not result in any proposals to the Company, and the process was concluded in June, 2011 upon the recommendation of the Special Committee.

The Company then proceeded to attempt to raise the funds required to advance the development of the Company's assets and on July 18, 2011, the Company commenced a Rights Offering under which the existing shareholders were given the right to purchase shares in the Company.  This Rights Offering process was terminated, on the basis of the factors described below, on September 12, 2011, and the Company has, to date, been unable to raise the funds required to advance the development of the Company's assets.  The decision to cancel the Rights Offering was based on the fact that the negotiation of a material transaction had reached an advanced stage – a transaction that would have, if consummated, significantly changed the use of proceeds described in the Rights Offering prospectus and that the Company would not achieve a full $60 million subscription through the Rights Offering, perhaps at least partially due to weak market conditions.

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

Following the termination of the negotiations for the sale of the Wallace Creek, the Company initiated the CCAA process in order to preserve its liquidity and fund operations during the restructuring process. The CCAA process will allow the Company to reassess its business strategy with a view to developing a comprehensive financial and business restructuring plan.

On January 11, 2012 the Company received an approval from the Court to conduct a process to solicit offers to acquire, restructure or recapitalize the Company (the “Solicitation Process”).

The Solicitation Process is being overseen by a Special Committee chaired by Paul Ching, and including Ronald Blakely and Brian MacNeill, all of whom are independent directors. The Special Committee will consider all alternatives in developing a plan, including strategic financing opportunities, asset divestitures, joint ventures and/or a corporate sale, merger or other business combination, and will ultimately recommend a course of action to the Company’s full Board and the Monitor. With the Court’s approval, the Company has reengaged TD Securities as financial advisor to assist it with this process. TD Securities is familiar with Oilsands Quest’s assets and business as a result of previous engagements and has assisted Oilsands Quest in prior discussions with potentially interested parties. TD Securities has begun soliciting indications of interest from prospective strategic or financial parties and several confidentiality agreements have been signed with interested parties. Given the time required for potential purchasers to conduct their due diligence, the Company expects to shortlist potential bidders and seek binding offers under the process by April 27, 2012.

To date the Company has not received any revenue from any of its natural resource properties, none of its estimated bitumen resources have been classified as proved reserves, and the Company's exploration and development work is capital intensive. The Company expects that significant additional exploration and development activities will be necessary to establish proved bitumen reserves, and to develop the infrastructure necessary to facilitate production, from those reserves.  As at January 31, 2012, the Company had working capital of $1.1 million (excluding restricted cash), including cash and cash equivalents of $1.8 million, and a deficit accumulated during the development phase of $726.0 million.

During the nine months ended January 31, 2012, the Company expended $11.4 million on operating activities $2.0 million on property and equipment and $0.5 million on funding restricted cash. Management anticipates that the Company will be able to fund its activities at a reduced level through June 2012 with its working capital as at January 31, 2012 and the interim DIP facility of $3.75 million to be available for draw-down by mid-March 2012. Accordingly, there is substantial doubt about our ability to continue as a going concern and without additional working capital, we may not be able to maintain operations beyond June 2012.

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

On November 29, 2011, the NYSE halted trading in the common shares of the Company (symbol: BQI). The NYSE may proceed to delist the Company for failure to meet the continued listing requirements of the NYSE and as a result of the Company proceeding under the CCAA. The Company's common shares will remain suspended from trading until a delisting occurs, or until the NYSE permits the resumption of trading. The NYSE granted the Company an extension until May 18, 2012 to regain compliance with the continued listing standards. The Company’s shares are currently not traded on an active market.

The Company does not currently have sufficient capital resources to carry out the exploration and development plans described above.  See "Corporate" and "Liquidity and Capital Resources" below.

Operations Summary:

Axe Lake Camp

The Company has signed a series of agreements with Cenovus Energy Inc. (“Cenovus”) under which Oilsands Quest Sask Inc. is providing camp and other services as Cenovus conducts operations in the area. These agreements allow the Company to recover operating and general administrative costs during the terms of the agreements.

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

The Company continues to work with the regulators to assess an issue relating to the re-abandonment of early exploration core holes.  As indicated by the Saskatchewan Ministry of Energy and Resources("SMER"), it is possible that the outcome of such assessment could result in cancellation of the Axe Lake leases under the governing regulations.  It is possible that the Company, based on its current liquidity and future estimated cash flows, may not be able to comply with the requirements of the regulations and the leases may be cancelled. (See “Environmental and Regulatory” below).

The planning for the steam-assisted-gravity drainage (“SAGD”) pilot has been put on hold as we proceed through the CCAA process. The proposed pilot consists of one pair of 100 meter long horizontal wells, with the upper well placed five meters below the glacial till cap, or overburden, and is designed to make use of the existing surface facilities. The SAGD pilot will demonstrate the steam containment properties of the glacial till cap and provide information essential for the front-end engineering design for the commercial development. Further activity on the pilot project will be dependent on securing additional financing.

Development of a commercial project remains subject to financing, regulatory and other contingencies such as successful reservoir tests, and other risks inherent in the oil sands industry (See "Risk Factors" section of our Form 10-K/A for the year ended April 30, 2011 and see Item 1A "Risk Factors" below).

Exploration

After analysis of available drilling and seismic data, we concluded that the lands in the south part of Raven Ridge on Permit No. 7006080098 are not prospective and relinquished this permit in August 2011. Relinquishing this land has no impact on the Company's current resource estimates or development plans.

During the nine month period ended January 31, 2012, Saskatchewan Oil Shale Permit Nos. PS00222, PS00223, PS00224, PS00225, PS00226, PS00237 and PS00238 expired and, as of January 31, 2012, we hold one exploration permit in Pasquia Hills, SHP800001, totaling 83,769 acres around Hudson Bay, Saskatchewan. This permit will expire on August 13, 2012.

In September 2011, the Government of Alberta announced changes to the "Oil Sands Tenure Resolution, 2010" that would allow permit holders to apply to extend permits with an expiry date between December 1, 2010 and December 1, 2013 by two years.

In addition, the Government of Alberta has temporarily relaxed the drilling requirements for continuing permits to leases from 1 well per section to 1 well per 3 sections.

On November 22, 2011, the Company received approval to extend its remaining exploration permits in raven Ridge and Wallace Creek by two years from their original expiration date.  The Raven Ridge and Wallace Creek permits will now expire on March 22, 2014 and January 24, 2015 respectively.

Environmental and Regulatory

The Company is in discussion with the SMER to assess a re-abandonment issue relating to the abandonment of early exploration core holes.  We have drilled 359 exploration core holes in Saskatchewan and during a review of our development plans and well records, we determined that 229 of the early-year wells were not abandoned to a standard that meets our thermal development requirements or were not abandoned in accordance with the regulatory requirements.

We have applied to the SMER for waivers of our obligations to re-abandon 83 core holes, the majority of which are located outside the current potential commercial development area and the regulator has indicated that they are willing to consider such waivers on a case by case basis.  Our waiver applications are based on the fact that these core holes fall outside the current commercial development area and are therefore located in areas that are not expected to be economically recoverable.  We have included approximately 146 core holes in our management’s best estimate of the re-abandonment costs as described in our financial statements. The Company is currently working with the SMER to assess the waiver applications.  As indicated by the Saskatchewan Ministry of Energy and Resources, it is possible that if the Company does not meet its obligations to re-abandon these core holes, it could result in the cancellation of the Axe Lake permits under the governing regulations.

During the year ended April 30, 2011, we completed an 18 core hole re-abandonment program.  We successfully re-abandoned 14 core holes and were only partially successful in our attempt to re-abandon the other four core holes. Those four core holes may still contain conduits which will require the Company to undertake further monitoring should a SAGD project be implemented within the vicinity of these core holes. The re-abandonment of these four core holes occurred early in the program, and we anticipate high success rates on the re-abandonments still to come.

The remaining 128 core holes are comprised of a combination of locations that are in or adjacent to the commercial development area plus a portion of the core holes for which we are seeking waivers. Our best estimate of the undiscounted/gross costs to complete this program over the next four years is $25.5 million.

Management continues to work with the SMER to review the status of the current year’s re-abandonment program given the CCAA protection granted to the Company.

Corporate

On January 17, 2011, the Company entered into an equity distribution agreement (“Agreement”) with Knight Capital Americas, L.P. (“KCA”), a subsidiary of Knight Capital Group, Inc. Under the terms of the Agreement, the Company could offer and sell shares of common stock by way of “at-the-market” (ATM) distributions on NYSE, up to a maximum of US$20 million until January 17, 2012, through KCA as sales agent. The shares were distributed at market prices prevailing at the time of each sale and the timing, price and number of shares sold were at our discretion.  The number of shares sold on any given day was expected to be relatively small compared to the total volume of shares traded. Up to the termination of the ATM on January 17, 2012, 5,537,137 shares were distributed for gross proceeds of $3.1 million.  Funds raised from the ATM program have been used to finance general corporate purposes.

On October 17, 2011 the Company entered into a Securities Purchase Agreement ("SPA") with Socius CG II, Ltd., a subsidiary of Socius Capital Group (“Socius”).  The Company had the right, over a term of two years, to require Socius, subject to the terms and conditions of the SPA, to purchase up to $12 million of Series C redeemable preferred shares (the "Preferred Shares").  The Company did not sell any Preferred Shares under the terms of the SPA.  The SPA automatically terminated when the Company filed for CCAA protection.

The Company has secured a commitment for DIP financing of CDN$3.75 million, for the purposes of funding operating costs and other expenses while the Company proceeds with its previously-announced Solicitation Process while under creditor protection. On February 16, 2012, the Court approved the secured DIP financing.

The DIP financing is a twelve month term demand facility and will be repayable on the earlier of one year following closing or the termination of the Order from the Court providing creditor protection under the CCAA. The Company expects that the DIP facility will be available for draw down by mid-March 2012. The terms of DIP financing have yet to be finalized. There can be no assurance that this funding will be sufficient to fund the Company’s operations and ongoing creditors’ obligations during the period that the Company may spend in creditor protection under the CCAA or until a plan is approved.

On February 22, 2012, the Court approved the sale of the Company’s non-core Eagles Nest asset to FAMA, an unrelated third party, for CDN$7.0 million. The approval followed a short Court-directed limited bidding process, and the Company signed a Purchase and Sale Agreement with FAMA.  FAMA paid deposits in the amount of CDN$50,000 and was required to pay an additional deposit of CDN$350,000 on February 24, 2012. However, FAMA did not make the deposit and the agreement was terminated. On March 7, 2012, the Court approved a new bidding process for the Eagles Nest asset.  Bids for the asset are to be submitted to the Monitor by 4 PM MST, March 12, 2012.  The bids must be accompanied by an unconditional executed Purchase and Sale Agreement and a deposit representing 10% of the purchase price with closing to occur on or before March 30, 2012.

Effective December 20, 2011, Gordon Tallman and Pamela Wallin resigned from the Board of Directors. The Board is now composed of five members: independent directors Ronald Blakely (Chairman), Paul Ching and Brian MacNeill; OQI founder Christopher Hopkins; and T. Murray Wilson, who will not be standing for re-election at the next Annual General Meeting.

Liquidity and Capital Resources

The following discussion of liquidity and capital resources should be read in conjunction with the consolidated financial statements included in Part I, Item 1. “Financial Statements”. The consolidated financial statements have been prepared assuming that we will continue as a going concern.

At January 31, 2012, the Company held cash and cash equivalents totaling $1.8 million (April 30, 2011 - $16.0 million).

In July 2011, the Company commenced a $60 million rights offering under which the existing shareholders were given the right to purchase additional shares in the Company based on their pro-rata share ownership.  However, as described below, due to a potential sale of the Wallace Creek assets that would have impacted the Company’s financial position and funding requirements, the $60 million rights offering was cancelled on September 12, 2011.  Thereafter, the Company entered into a non-binding letter of intent (the "Letter of Intent") for the sale of the Wallace Creek assets with a third party on September 25, 2011. On November 28, 2011, the third party notified the Company that they could not meet the terms of that Letter of Intent and negotiations were terminated. This transaction would have provided the Company with the capital required to complete the Axe Lake pilot and prove its commercial recoverability. After considering all available alternatives, on November 28, 2011 the Board of Directors of the Company authorized the Company to file for creditor protection under the CCAA.  On November 29, 2011, the Company was granted an order from the Court providing creditor protection under the CCAA.

The Company has secured a commitment for DIP financing of CDN$3.75 million, for the purpose of funding operating costs and other expenses while the Company proceeds with its previously-announced Solicitation Process while under creditor protection. The DIP financing is a twelve month term demand facility and will be available for draw down by mid-March 2012. On February 16, 2012, the Court approved the secured DIP financing. The terms of the DIP financing have yet to be finalized.

On February 22, 2012, the Court approved the sale of the Company’s non-core Eagles Nest asset to FAMA, an unrelated third party, for CDN$7.0 million. The approval followed a short Court-directed limited bidding process, and the Company signed a Purchase and Sale Agreement with FAMA.  FAMA paid deposits in the amount of CDN$50,000 and was required to pay an additional deposit of CDN$350,000 on February 24, 2012. However, FAMA did not make the deposit and the agreement was terminated. On March 7, 2012, the Court approved a new bidding process for the Eagles Nest asset.  Bids for the asset are to be submitted to the Monitor by 4 PM MST, March 12, 2012.  The bids must be accompanied by an unconditional executed Purchase and Sale Agreement and a deposit representing 10% of the purchase price with closing to occur on or before March 30, 2012. There can be no assurance that the sale will be concluded.

On November 29, 2011, the NYSE Amex LLC (“NYSE”) halted trading in the Company’s common shares and imposed an ongoing suspension in trading of the shares. Accordingly, delay in the resumption of trading on the NYSE reduces the liquidity of the Company’s common shares and limits the Company’s availability to obtain equity financing.  The NYSE granted the Company an extension until May 18, 2012 to regain compliance with the continued listing standards.

There can be no assurance that the DIP financing and the proceeds received from the sale of the Eagles Nest property will be sufficient to fund the Company’s operations and ongoing creditors’ obligations during the period that the Company may spend in creditor protection under the CCAA or until a plan is approved.

There can be no assurance that the period granted by the Court, and any subsequent extensions thereof, will be sufficient to present and finalize a plan. Should Oilsands Quest lose the protection of the stay under the CCAA which is currently in effect until May 18, 2012, creditors may immediately enforce rights and remedies against Oilsands Quest and its properties, which may lead to the liquidation of the Company’s assets.

There can be no assurance that the Company can raise sufficient funds to carry out its exploration and development plans, meet its future obligations and alleviate substantial doubt about our ability to continue as a going concern.  The Company cannot be certain that additional funds, even if available, will be on acceptable terms. To the extent additional funds are raised by issuing equity securities, or the Company undergoes a restructuring under the CCAA, significant dilution may be experienced by our shareholders.

There can be no assurance that the Company will be able to maintain its protection under the CCAA, implement a plan in the manner contemplated by law, implement a transaction or recapitalization or emerge as a solvent company. It is impossible to predict with certainty the length of time that the Company may spend in creditor protection under the CCAA or whether a plan will be approved. The continuation of the CCAA could materially adversely affect operations and relationships with creditors, customers, vendors, service providers, employees, and regulators.

Results of Operations

Net loss

Three months ended January 31, 2012 as compared to three months ended January 31, 2011.  The Company experienced a net loss of $4.2 million or $0.01 per share for the three months ended January 31, 2012 as compared to a net loss of $10.7 million or $0.03 per share for the three months ended January 31, 2011.  The decline in the net loss in the current period as compared to the prior period is primarily caused by the reduction of exploration activity and by the recognition in the three month period ended January 31, 2011 of a $5 million impairment loss recognized on the Pasquia Hills property whereas none was recorded in the current period. In addition, employees’ salaries and other related costs decreased by $1.6 million during the period as compared to the same period last year following the Company’s cost reduction initiatives over the past year. These employee-related costs were partially offset by increased professional fees resulting from writing off fees associated with the Socius financing that terminated automatically on November 29, 2011 upon filing of the CCAA protection. Deferred income tax benefit was not recognized during the current period as compared to $1.9 million recorded in the same period last year.

Nine months ended January 31, 2012 as compared to nine months ended January 31, 2011. The Company experienced a net loss of $14.5 million or $0.04 per share for the nine months ended January 31, 2012 as compared to a net loss of $35.8 million or $0.10 per share for the nine months ended January 31, 2011. The decrease in the net loss as compared to the same period last year is due to a reduction in exploration activity, a reduction in cost revisions related to asset retirement obligations, a reduction in impairment loss on property and equipment as well as a reduction in employees salaries and stock based compensation resulting from the Company’s cost reduction initiatives over the past year. During the same period last year, the Company incurred $8.5 million of cost revisions related to asset retirement obligations to re-abandon a certain number of core holes in the Axe Lake area and reclaim the airstrip, camp site, access roads and reservoir test site at the Company’s properties. In addition, the Company’s impairment loss amounted to $7.3 million at January 31, 2011, to recognize a write down on the value of the Pasquia Hills property and the Saskatchewan Oil Sands Licenses. Deferred income tax benefit was not recognized during the current period as compared to $4.9 million recorded in the same period last year.

The Company expects to continue to incur operating losses and will continue to be dependent on additional sales of equity or debt securities and/or property sales or joint ventures to fund its activities in the future.

Exploration costs

Three months ended January 31, 2012 as compared to three months ended January 31, 2011.  Exploration costs for the three months ended January 31, 2012 were $0.2 million (2011 - $2.8 million). Exploration expenditures in the three months ended January 31, 2012 decreased due to the Company’s drilling and exploration programs that are currently put on hold during the Solicitation Process under CCAA. Exploration costs incurred in the current period relate primarily to maintaining the Company’s camp sites in Saskatchewan. The necessary capital resources are required in order to pursue our reservoir development and exploration activities in accordance to plan and to re-abandon the early exploration core holes to maintain the Axe Lake leases.

Nine months ended January 31, 2012 as compared to nine months ended January 31, 2011.  Exploration costs for the nine months ended January 31, 2012 were $0.8 million (2011 - $16.2 million).  Exploration expenditures in the nine months ended January 31, 2012 include $0.5 million of cost revisions related to asset retirement obligations compared to $8.5 million incurred last year in relation to the re-abandonment of a certain number of core holes at Axe Lake and the reclamation of the airstrip, camp site, access roads and reservoir test site at the Company’s properties. In addition, exploration expenditures decreased due to the Company’s drilling and exploration programs that are currently put on hold during the Solicitation Process under CCAA.

For a summary of the exploration activities conducted in the three and nine months ended January 31, 2012, please see “Operations Summary” above.

General and administrative

Corporate

Three months ended January 31, 2012 as compared to three months ended January 31, 2011.  General and administrative expenses for the three months ended January 31, 2012 were $2.7 million (2011 - $3.7 million). Expenditures in the three month period ended January 31, 2012 consist of salaries ($0.3 million), legal and other professional fees ($1.7 million) and general office costs ($0.6 million).   General and administrative expenses in the three months ended January 31, 2011 consist of salaries ($2.0 million), legal and other professional fees ($0.9 million) and general office costs ($0.8 million).  As a result of cost reduction efforts initiated in September 2010 following the announcement of a review of strategic alternatives, salaries and other employee related costs decreased by $1.7 million compared to the same period last year, of which approximately $0.5 million related to severance payments incurred because of workforce terminations. Compared to last year, salary levels decreased by $1.2 million over the 3 month period ended January 31, 2012. The increase in legal and professional fees for the three month period ended January 31, 2012 compared to the same period last year resulted primarily from writing off fees associated with the Socius financing that terminated automatically on November 29, 2011 upon filing of the CCAA protection. The decrease in general office costs during the three months ended January 31, 2012 is mainly caused by the recognition at April 30, 2011 and October 31, 2011 of an obligation under sublease contract to cover for the net loss expected on the lease agreements for the Calgary corporate offices.

Nine months ended January 31, 2012 as compared to nine months ended January 31, 2011.  General and administrative expenses for the nine months ended January 31, 2012 were $9.9 million (2011 - $12.8 million).  Expenditures in the nine month period ended January 31, 2012 consist of salaries ($2.7 million), legal and other professional fees ($4.7 million) and general office costs ($2.5 million).    General and administrative expenses in the nine months ended January 31, 2011 consist of salaries ($5.9 million), legal and other professional fees ($3.8 million) and general office costs ($3.1 million). Cost reduction efforts and downsizing initiatives implemented by the Company this past year explained primarily the reduction in salaries and general office costs incurred during the nine month ended January 31, 2012 compared to the same period last year. The increase in legal and professional fees for the nine month period ended January 31, 2012 compared to the same period last year resulted primarily from writing off fees associated with the Socius financing that terminated automatically on November 29, 2011 upon filing of the CCAA protection. Downsizing activities in general office costs were partially offset by the recognition of a $0.6 million obligation under sublease contract incurred for the Calgary corporate office.

At January 31, 2012, there were 11 corporate employees compared to 22 employees at January 31, 2011.

Stock-based compensation

Three and nine months ended January 31, 2012 as compared to three and nine months ended January 31, 2011.  Stock-based compensation expense for the three months ended January 31, 2012 was $0.06 million (2011 –$0.05 million) and $0.1 million (2011 – $1.0 million) for the nine months ended January 31, 2012 and consists of  stock based compensation related to the issuance of options to directors, officers and employees.  The decrease during the nine month period compared to the same period in the prior year results from fewer options remaining to vest including options that forfeited due to the reduction in employee headcount.  A total of 2.6 million options were forfeited and 3.4 million options expired during the nine months ended January 31, 2012.

Foreign exchange (gain) loss

Three and nine months ended January 31, 2012 as compared to three and nine months ended January 31, 2011. A foreign exchange gain of $0.1 million (2011 - $0.1 million) during the three months ended January 31, 2012 and $0.4 million (2011 - loss of $0.1 million) during the nine months ended January 31, 2012 resulted primarily from holding U.S. funds in OQI Sask with a Canadian dollar functional currency when the value of the U.S. dollar appreciated against the Canadian dollar.

Depreciation and accretion

Three and nine months ended January 31, 2012 as compared to three and nine months ended January 31, 2011.  Depreciation and accretion expense for the three months ended January 31, 2012 was $1.2 million (2011 - $1.1 million) and $3.8 million (2011 - $3.3 million) for the nine months ended January 31, 2012. Depreciation expense relates to camp facilities, equipment and corporate assets which are being depreciated over their useful lives of 3 to 5 years.  Accretion expense relates to the asset retirement obligation recognized on the re-abandonment of a certain number of core holes in the Axe Lake area and on the airstrip, camp site, access roads and reservoir test sites which are being brought into income/loss over a period of 1 to 30 years.  The increase during the three and nine month period ended January 31, 2012 compared to the same periods last year is due to the additional accretion on asset retirement obligation resulting from the re-abandonment of a certain number of core holes in the Axe Lake area that was identified in the year ended April 30, 2010.

Impairment

Three and nine months ended January 31, 2012 as compared to three and nine months ended January 31, 2011.  Impairment for the three months ended January 31, 2012 was $nil (2011 - $5.1 million). Impairment for the nine months ended January 31, 2012 was $0.04 million (2011 - $7.3 million).   Management recognized a full impairment on the Pasquia Hills property and wrote down the remaining carrying value to zero during the three months ended January 31, 2011. The Company’s impairment loss of $7.3 million at January 31, 2011 includes a write down on the value of the Pasquia Hills property and the Saskatchewan Oil Sands Licenses.

Interest and other income

Three and nine months ended January 31, 2012 as compared to three and nine months ended January 31, 2011.  Interest income for the three months ended January 31, 2012 was $0.01 million (2011 - $0.07 million) and $0.04 million (2011 - $0.11 million) for the nine months ended January 31, 2012.  Interest income is earned because the Company pre-funds its activities and the resulting cash on hand is invested in short-term deposits.

Deferred income tax benefit

Three months ended January 31, 2012 as compared to three months ended January 31, 2011.  The deferred income tax benefit for the three months ended January 31, 2012 was $nil (2011 - $1.9 million) and $nil (2011 - $4.9 million) for the nine months ended January 31, 2012.  During the three and nine months ended January 31, 2012, no deferred income tax benefit was recognized since a full valuation allowance was taken on the taxable temporary differences associated with property and equipment capitalized on the balance sheet. At April 30, 2011, the deferred tax benefit associated with the impairment on undeveloped properties was recorded to the extent of the deferred tax liability amount on the balance sheet derived from the excess appreciated asset value over the tax basis of the Company’s net assets. In addition to recording a full valuation allowance on all non-capital losses incurred in accordance with the Company’s accounting policy, a valuation allowance is now taken on taxable temporary differences associated with property and equipment capitalized on the balance sheet. The deferred income tax benefit recognized in the three and nine months ended January 31, 2011 resulted from tax benefits on asset retirement obligations and impairment recognized on properties.

Previously, the Company recognized a full valuation allowance on all non-capital losses and generated deferred tax benefits by expensing all exploration costs for accounting purposes while capitalizing these costs for income tax purposes.  This resulted in a higher tax basis for the Company’s property and equipment when compared to their carrying value.

Reorganization expenses

Three and nine months ended January 31, 2012 as compared to three and nine months ended January 31, 2011. Reorganization expenses for the three months ended January 31, 2012 were $0.3 million (2011 - $nil) and $0.3 million (2011 - $nil) for the nine months ended January 31, 2012. Reorganization expenses represent the direct and incremental costs related to CCAA proceedings and included $0.22 million of professional fees directly related to the CCAA proceedings and $0.05 million of Court-approved obligations to certain key eligible employees deemed essential to the business during the CCAA proceedings.

Recently Issued Accounting Standards Not Yet Adopted

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended January 31, 2012, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K/A, that are of significance, or potential significance to the Company for the current reporting period.

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

Disclosure Controls and Procedures

We carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Vice President and Controller, Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.   Based on the evaluation as of January 31, 2012, our Chief Executive Officer and Vice President and Controller, Principal Accounting Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934) were effective.

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

Contingency

On February 24, 2010, a derivative action entitled Make a Difference Foundation Inc. v. Hopkins, et al., Case No.  10-CV-00408, was filed in United States District Court for the District of Colorado by plaintiff Make a Difference Foundation, Inc.  The derivative action names the following individual defendants:  Christopher H. Hopkins, T. Murray Wilson, Ronald Blakely, Paul Ching, Brian MacNeill, Ronald Phillips, John Read, Gordon Tallman, Pamela Wallin, Thomas Milne and W. Scott Thompson.  In addition, the Company is named as a nominal defendant.  Plaintiff asserts, among other things, claims for waste and breaches of the fiduciary duty of loyalty and good faith by the defendants stemming from the Company's approval of the proposed sale of the Company's Pasquia Hills assets to Canshale Corp.  The plaintiff seeks unspecified damages on behalf of the Company, restitution on behalf of the Company, and reasonable costs and expenses including counsel fees and experts' fees.   The Company believes the claims are wholly without merit and filed a motion to dismiss the Complaint on May 18, 2010.  Before the motion to dismiss was ruled upon, Plaintiff filed an amended complaint and a second amended complaint on July 15, 2010 and September 20, 2010, respectively.  Defendants moved to dismiss the second amended complaint on September 29, 2010.  On May 23, 2011, Plaintiff and Defendants filed a stipulated motion requesting the stay of all case deadlines pending further negotiation of a settlement agreement that would resolve the litigation.   On August 11, 2011, the parties filed a Notice of Settlement Stipulation and Agreement.  On September 2, 2011, the parties entered into an Amended Stipulation and Agreement of Settlement and Release, and plaintiff filed an Unopposed Motion for Order to Preliminarily Approve Derivative Litigation Settlement. The Court denied plaintiffs motion without prejudice on October 6, 2011, directing plaintiff to re-submit an amended motion for preliminary approval of settlement to the Court.   On November 2, 2011, the Court granted plaintiff’s amended motion for preliminary approval of settlement, which in sum involves the implementation of a corporate governance change by the Company and an agreement by the Company’s insurance carrier to pay Plaintiff’s counsel an award of fees in an amount determined by the court, but not more than $250,000 (“Settlement”).  On February 24, 2012, the Court conducted a hearing to determine whether to give final approval to the Settlement and to evaluate the request for attorneys’ fees sought by Plaintiff’s counsel.  At the conclusion of the February 24, 2012 hearing, the court took these matters under advisement and overruled three objections to the Settlement submitted by shareholders of the Company. The Company has paid to date the insurance deductible of $250,000 and the remainder of the Company’s counsel fees will be covered by the Company’s insurance carrier.

As previously disclosed, on February 24, 2011, a putative class action complaint (the "Original Complaint") was filed against the Company and certain current and former officers of the Company on behalf of investors who purchased or sold the Company's securities between August 14, 2006 and July 14, 2009, alleging claims of securities fraud under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and control person liability for such fraud under Section 20(a) of the same act, arising out of the Company's accounting for its acquisition of an interest in OQI Sask in August 2006.  On May 27, 2011, the plaintiffs in that putative class action filed an amended complaint (the "Amended Complaint") alleging the same legal causes of action but making the following changes from the Original Complaint:  a) expanding the putative class period so that it runs from March 20 2006 to January 13, 2011; b) naming as additional defendants eight individuals who are current or former directors of the Company as well as two additional corporate defendants, McDaniel & Associates Consultants Ltd. and TD Securities, Inc.; and c) basing the claimed fraud on a new theory that the Company overstated the value of its mineral rights as a result of misstatements about, among other things, the potential for extracting bitumen from oil sands lands for which the Company had exploration and development permits.  The Amended Complaint seeks unspecified damages and the Company believes the suit is without merit and intends to defend itself vigorously.  On June 6, 2011, the Company filed a motion to dismiss the Amended Complaint.  On June 20, 2011, the plaintiffs filed their opposition to the motion to dismiss.  The Company filed its reply to the plaintiffs' opposition on June 27, 2011 and on July 29, 2011, the court heard oral arguments and reserved decision. On August 5, 2011, the two remaining defendants moved to dismiss the Amended Complaint. On September 16, 2011, the Court denied the Company's motion to dismiss the Amended Complaint. On September 29, 2011, the defendants answered the Amended Complaint. As a consequence of commencing US Chapter 15 proceedings, the case has been stayed on an interim basis until the Court can hear and decide the motion seeking a stay for the pendency of the US Chapter 15 proceedings.

On April 13, 2011, a derivative action entitled Proctor v. Wilson, et al., Case No 2011CV2769 was filed in District Court, Denver County, Colorado.  The derivative action names the following individual defendants:  T. Murray Wilson, Ronald Blakely, Paul Ching, Christopher H. Hopkins, Brian F. MacNeill, Ronald Philips, John Read, Gordon Tallman and Pamela Wallin.  In addition, the Company is named as a nominal defendant.  Plaintiff asserts, among other things, claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and waste against the defendants relating to the alleged failure to properly account for the Company’s acquisition of a minority interest in Oilsands Quest Sask Inc. and the Company’s restatement of its financial statements for certain periods.  The plaintiff seeks unspecified damages on behalf of the Company, restitution on behalf of the Company, unspecified disgorgement of profits, unspecified equitable relief and reasonable costs and expenses including counsel fees and experts' fees.   Plaintiff sought and obtained approval from the court to file an amended complaint on September 8, 2011.    On October 17, 2011, the defendants filed a motion to dismiss the amended complaint.  Plaintiffs’ response to the motion to dismiss is due on December 15, 2011.  On December 1, 2011, the plaintiff requested and was granted a stay of all proceedings.  On January 3, 2012, the plaintiff sought to lift the stay.  By joint motion dated February 17, 2012, plaintiff agreed to hold the motion to lift stay in abeyance pending the outcome of the Chapter 15 proceedings. The Company believes the claims are without merit.

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

There can be no assurance that the Company will be able to maintain its protection under the CCAA, implement a plan in the manner contemplated by law, implement a transaction or recapitalization or emerge as a solvent company. It is impossible to predict with certainty the length of time that the Company may spend in creditor protection under CCAA or whether a plan will be approved. The continuation of the CCAA proceedings could materially adversely affect operations and relationships with creditors, customers, vendors, service providers, employees, and regulators.

The Company has made arrangements for DIP financing to satisfy its obligations during the course of the proceedings commenced by the Company under the CCAA. The Court approved these arrangements on February 16, 2012 and advances under the DIP facility will be available to the Company once documentation with respect to the DIP agreement is finalized. However, there is no assurance that such DIP financing facility will be attained pursuant to the terms and conditions of the DIP agreement.

There can be no assurance that a sale of the Company’s non-core assets is achievable or that such a sale would generate sufficient proceeds to satisfy the Company’s obligations during the course of the proceedings commenced by the Company under the CCAA. Therefore, there can be no assurance that the Company will be able to utilize the proceeds from a potential sale of its non-core assets to satisfy its ongoing obligations.

There can be no assurance that the period granted to date by the Court, and any subsequent extensions thereof, will be sufficient to present and finalize a plan. Should Oilsands Quest lose the protection of the stay under the CCAA, creditors may immediately enforce rights and remedies against Oilsands Quest and its properties, which may lead to the liquidation of the Company’s assets.

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

Due to our history of operating losses, we are uncertain that we will be able to maintain sufficient cash to accomplish our business objectives and to continue as a going concern

The consolidated financial statements have been prepared assuming that we will continue as a going concern. However, without additional funding, we may not be able to continue our operations beyond June 2012. During the fiscal years ended April 30, 2011 and 2010, we suffered net losses of $316 million and $64 million, respectively. At January 31, 2012, there was stockholders’ equity of $117.6 million, working capital of $1.1 million and a deficit accumulated during the development phase of $726.0 million. There is no assurance that we can generate net income, generate revenues or successfully explore and exploit our properties.

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

Alberta's new Land-Use Framework, which is to be implemented under the Alberta Land Stewardship Act ("ALSA"), sets out the Government of Alberta's approach to managing Alberta's land and natural resources to achieve long-term economic, environmental and social goals.  ALSA contemplates the creation of regional plans which could amend or extinguish previously issued regulatory permits, licenses, approvals and authorizations in order to achieve or maintain an objective or policy resulting from the implementation of a regional plan.  The Government of Alberta is expected to develop a regional plan for each of seven regions in the province and has identified the Lower Athabasca Regional Plan ("LARP") as a priority.  The Company's properties in Alberta are within the LARP's boundaries.  The LARP is expected to incorporate regional thresholds for air emissions, water use and land disturbance to control cumulative effects of industrial development, and guide future resource decisions while considering social and economic impacts.  A draft LARP was returned for public comment on August 29, 2011.  It is expected to be sent to the Alberta Cabinet for approval in mid 2012 but this may be delayed due to a provincial election.

In Saskatchewan, a new Environmental Management and Protection Act, 2010 has been passed by the Legislature but not yet proclaimed. The new Act includes authority for a new Saskatchewan Environmental Code, which adopts a new results-based regulatory framework for managing and protecting the environment. The code is presently the subject of public consultation. It is anticipated that the Act and the Code will be proclaimed in 2012.

It is possible that the LARP in Alberta and the new Act and Code in Saskatchewan may negatively impact our ability to conduct operations on certain properties or limit or prohibit development due to environmental limits and thresholds. In addition, enhanced operating practices required to be undertaken by us in response to the LARP and the new Act and Code may increase operating costs and such costs may further increase in the future if there are further changes.

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

On May 27, 2011, we received approval for the third and final possible one-year extensions of our exploration permits to May 31, 2012. On July 15, 2011, the Company received approval from the Government of Saskatchewan to convert the Axe Lake remaining permits to 15 year leases. Currently, the Company is working with the regulators to assess an issue relating to the re-abandonment of early exploration core holes.  It is possible that the outcome of such assessment could result in cancellation of the permits if the Company does not comply with the governing regulations or obtain waivers.  Further, if the Company cannot re-abandon these core holes to industry and regulatory standards, our ability to commercially develop the Axe Lake reservoir may be limited.

Certain First Nations and Métis people have treaty and aboriginal rights, and claim aboriginal title, in relation to our permit and lease lands in Alberta and Saskatchewan and other lands that are potentially affected by our activities.  The Governments of Canada, Alberta and Saskatchewan have a duty to consult with those aboriginal people in relation to actions and decisions which may impact those rights and claims and, in certain cases, have a duty to accommodate their concerns. These duties have the potential to adversely affect our ability to obtain permits, leases, licenses and other approvals, or to obtain them on terms and conditions acceptable to us, which could adversely impact our progress and ability to explore and develop our properties.

Abandonment and Reclamation Obligations

We are responsible for compliance with terms and conditions of environmental and regulatory approvals and all laws and regulations regarding the abandonment of a project and reclamation of its lands at the end of its economic life, which abandonment and reclamation costs may be substantial. A breach of such approvals or laws may result in the issuance of remedial orders, the suspension or cancellation of approvals, the seizure of posted security or the imposition of fines and penalties, including an order for cessation of operations at the site until satisfactory remedies are made. All delineation wells are to be abandoned and reclaimed immediately and these costs are included with our exploration costs incurred. Our estimated abandonment and reclamation costs could change as the reclamation requirements will be a function of regulations in place at the time. Revisions to estimated asset retirement obligations can result from changes in retirement cost estimates and changes in the estimated timing of abandonment. In the future, we may determine it prudent or be required by applicable regulatory approvals or laws to establish and fund one or more abandonment and reclamation funds to provide for payment of future abandonment and reclamation costs.

We record the fair value of a liability for an asset retirement obligation when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The legal obligation to perform the asset retirement activity is unconditional even though uncertainty may exist about the timing and/or method of retirement that may be beyond the Company’s control. This uncertainty about the timing and/or method of retirement is factored into the measurement of the liability when sufficient information exists to reasonably estimate the fair value. The amount of asset retirement obligation recorded reflects the expected costs, taking into account the probability of particular scenarios. The difference between the upper end of the range of these assumptions and the lower end of the range can be significant, and consequently changes in these assumptions could have a material effect on the fair value of asset retirement obligations and future losses in a period of change.

The Company’s obligations with respect to asset retirement related to the reclamation of access roads on relinquished properties as well as the re-abandonment of a certain number of core holes at Axe Lake are considered liabilities subject to compromise. Liabilities subject to compromise refer to the Company’s estimate of known or potential prepetition claims to be resolved in connection with entering into creditor protection. Such claims remain subject to future adjustments, and payment terms for liabilities subject to compromise will be established as part of a Court-approved plan for restructuring the Company’s affairs. Future adjustments impacting amounts classified as liabilities subject to compromise depend on Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, values of any collateral securing such claims, or other events.

If the Company is unable to re-abandon the early exploration core holes to industry and regulatory standards or obtain waivers with respect there to, it could result in the cancellation of leases or limit our ability to develop the reservoir.

As at January 31, 2012, we estimate the total undiscounted inflation-adjusted amount required to settle the asset retirement obligations in respect of the Company’s wells and facilities is approximately $42.6 million. This estimate includes the cost to re-abandon a number of wells at Axe Lake from the Company's early exploration core hole programs. It is possible that the Company, based on its current liquidity and future estimated cash flows, may not be able to comply with the requirements of the regulations, and the permits and leases may be cancelled as a result.

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

Status and Stage of Reservoir Test Program

The reservoir test program is currently at the early stages of its planned implementation schedule. There is a risk that the program will not be completed on time or on budget or at all. Additionally, there is a risk that the program may have delays, interruption of operations or increased costs due to many factors, including, without limitation: breakdown or failure of equipment or processes; construction performance falling below expected levels of output or efficiency; design errors; challenges to, or inability to access in a timely or economic fashion; contractor or operator errors; non-performance by third-party contractors; labour disputes, disruptions or declines in productivity; increases in materials or labour costs; inability to attract sufficient numbers of workers; delays in obtaining, or conditions imposed by, regulatory approvals; changes in program scope; violation of permit requirements; disruption in the supply of energy; transportation accidents, disruption or delays in availability of transportation services or adverse weather conditions affecting transportation; unforeseen site surface or subsurface conditions; and catastrophic events such as fires, storms or explosions.

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

Location of Discovery Areas

With the exception of Eagles Nest, all of Oilsands Quest’s prospective areas are located east of what has to date been considered the established bitumen resources that are exploitable by in situ production techniques in the Athabasca oil sands area.   Similar to some other bitumen accumulations within the eastern portion of Alberta, the Axe Lake, Raven Ridge and portions of the Wallace Creek areas lack a distinct overlying shale formation. The absence of this may preclude the use of certain high-pressure in situ recovery methods, but the quality of the reservoirs and high bitumen saturations present at the Axe Lake, Raven Ridge and Wallace Creek areas provide the potential for extraction using a number of recovery methods, including SAGD.  However, there can be no assurances that any such recovery method will be successful in enabling us to recover significant volumes of bitumen from our reservoirs.  See "Status and Stage of Reservoir Test Program".

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

Competitive Risks

The Canadian and international petroleum industry is highly competitive in all aspects, including the exploration for, and the development of, new sources of supply, the acquisition of oil interests and the processing, distribution and marketing of petroleum products.

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

The viability of our business plan, business operations, and future operating results and financial condition are and will be exposed to fluctuating prices for oil, natural gas, oil products and chemicals

Prices of oil, natural gas, oil products and chemicals are affected by supply and demand, which can fluctuate significantly.  Factors that influence supply and demand include operational issues, natural disasters, weather, political instability, or conflicts, economic conditions and actions by major oil-exporting countries.  Price fluctuations can have a material effect on our ability to raise capital and fund our exploration activities, our potential future earnings, and our financial condition.  For example, in a low oil price environment oil sands exploration and development may not be financially viable or profitable.  Prolonged periods of low oil prices, or rising costs, could result in our exploration projects being delayed or cancelled, as well as the impairment of certain assets.

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

We are required to obtain various regulatory approvals in order to explore and develop our properties.  The absence of a distinct overlying shale formation on portions of our leases may make it more difficult or costly to obtain regulatory approvals.  There is no assurance that regulatory approvals for exploration and development of our properties will be obtained at all or with terms and conditions acceptable to us.

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

Going forward, the Government has announced that it will focus on a sector-by-sector regulatory approach, beginning with the largest sources of emissions.  Given the high degree of economic integration between Canada and the U.S., Canada has stated that it will be aligned with future U.S. emissions reduction regulations where it is appropriate and in Canada’s best interests to do so.  This regulatory agenda will continue to be supported by the targeted complementary measures designed to advance Canada’s transition to a clean energy economy.

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

On April 20, 2007, the Government of Alberta passed the Climate Change and Emissions Management Amendment Act establishing a framework for GHG emission reductions. The Specified Gas Emitters Regulation created under the Act requires facilities that emit more than 100,000 tonnes of carbon dioxide equivalent ("CO2e") annually to reduce their emission intensity starting July 1, 2007 by 12 percent from 2003-2005 levels. New facilities in operation less than eight years are required to achieve these reductions over the fourth to eighth years of operation. These obligations may be met by in-house reductions, the purchase of certain emission reductions or offset credits or a monetary contribution to a provincial technology fund.  We believe that the costs of complying with the Regulation could be material should our operations grow to emit more than 100,000 tonnes of CO2e annually.

On May 20, 2010, the Saskatchewan Legislature passed The Management and Reduction of Greenhouse Gases Act but has yet to proclaim it into law.  The Act sets a policy and regulatory framework for reducing GHG emissions in Saskatchewan and sets a provincial target of a 20% reduction in GHG emissions from 2006 levels by 2020.   The specific GHG emission reduction requirements, and the industries required to meet those reductions, as well as details on the methods by which reductions may be achieved, are to be set by  regulations which have been released in draft for public consultation. The current draft of the regulations require facilities which emit 50,000 tonnes of CO2 per year will be required to reduce GHG emissions by 2% per year over a baseline emission level from 2010 to 2019.  New facilities constructed after 2006 that have emissions in excess of 50,000 tonnes or more of CO2e annually will also be required to achieve emission reduction targets. We believe that the costs of complying with the new regulations, if adopted, could be material if our operations grow to emit 50,000 tonnes or more of CO2e.

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

American climate change legislation could negatively affect markets for crude and synthetic crude oil

Environmental legislation regulating carbon fuel standards in jurisdictions that import crude and synthetic crude oil in the United States could result in increased costs and/or reduced revenue.  For example, both California and the United States federal governments have passed legislation which, in some circumstances, considers the lifecycle GHG emissions of purchased fuel and which may negatively affect our business, or require the purchase of emissions credits, which may not be economically feasible.

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

Title Risks

Aboriginal peoples have claimed aboriginal title and rights to a substantial portion of western Canada, and both First Nations and Métis peoples have commenced and could in the future commence actions claiming, among other things, aboriginal title and rights to our Alberta and Saskatchewan lands and other lands located in the vicinity of those lands.  First Nations and Métis peoples have also stated that governments have not complied with their constitutionally mandated duty to consult with and accommodate First Nations and Métis in relation to decisions that enabled us to acquire and that are required to enable us to develop our Saskatchewan and Alberta lands, and have commenced and could in the future commence actions asserting such claims.  Certain of these claims, if successful, could have a significant adverse effect on our ability to conduct our business, including impacting our ability to explore and develop by impacting our ability to obtain, retain or exercise rights under permits, leases, licenses and other approvals, and the terms of such approvals.

RISKS RELATING TO OUR COMMON STOCK

The Company’s listing on the NYSE Amex may continue to be halted and we may be unable to continue meeting the listing requirements of the NYSE Amex and may be delisted

On November 29, 2011, the NYSE Amex halted trading in Oilsands Quest’s common shares and imposed an ongoing suspension in trading of the shares.  Delay in the resumption of trading on the NYSE or failure to retain the Company’s listing on the NYSE Amex or another stock exchange will drastically reduce the liquidity of the Company’s common shares. The NYSE granted the Company an extension until May 18, 2012 to regain compliance with the continued listing standards.

We have numerous outstanding options, warrants and commitments to issue shares, which may adversely affect the price of our common stock

As of January 31, 2012, we have reserved 17,025,000 shares of our common stock for issuance upon exercise of outstanding options under plans at prices as low as $0.29 per share. The Company has also reserved 1,388,567 shares of common stock to be issued on settlement of debt of a former subsidiary. Pursuant to the Reorganization Agreement with OQI Sask dated August 14, 2006, the Company is required to issue up to 65,476,103 shares of its common stock for all of the OQI Sask Exchangeable Shares (including warrants and options to acquire OQI Sask Exchangeable Shares) issued upon the closing (the “Reorganization”). As of January 31, 2012, 46,550,148 OQI Sask Exchangeable Shares have already been exchanged for shares of our common stock and up to an additional 18,925,956 OQI Sask Exchangeable Shares may be exchanged for common stock. Any sale into the public market of our common stock purchased privately at prices below the current market price could be expected to have a depressive effect on the market price of our common stock.

Future sales of our common stock may cause our stock price to decline

The value of our common stock may decline due to future sales of our shares or the perception that such sales may occur.   The Board of Directors of the Company has discretion to determine the issue price and the terms of issue of shares of our common stock.  Such future issuances may be dilutive to investors.  Holders of shares of common stock have no pre-emptive rights under our articles of incorporation to participate in any future offerings of securities.

On November 29, 2011, the NYSE Amex halted trading in Oilsands Quest’s common shares and imposed an ongoing suspension in trading of the shares.  Delay in the resumption of trading on the NYSE or failure to retain the Company’s listing on the NYSE Amex or another stock exchange will drastically reduce the liquidity of the Company’s common shares. The NYSE granted the Company an extension until May 18, 2012 to regain compliance with the continued listing standards.

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

The Company was afforded the opportunity to submit a plan of compliance to the Exchange and on February 13, 2012 presented its plan to the Exchange. On February 24, 2012 the Exchange notified the Company that it accepted the Company's plan of compliance and granted the Company an extension until May 18, 2012 to regain compliance with the continued listing standards. The Company will be subject to periodic review by Exchange Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the NYSE Amex.

Trading in the common shares of Oilsands Quest remains suspended while the NYSE Amex determines whether to resume trading or to delist the Company for failure to meet listing requirements. The Company’s shares are currently not traded on an active market.

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

OILSANDS QUEST INC.

Date: March 8, 2012	By:	/s/ Garth Wong
Garth Wong, President and Chief Executive Officer

Date: March 8, 2012	By:	/s/ Annie Lamoureux
Annie Lamoureux, Vice President and Controller, Principal Accounting Officer